Form 10-Q
period 2006-06-30
LIBERTY MEDIA CORP
filed 2006-08-09
CIK 1355096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 000-51990

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 84-1288730
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

           12300 LIBERTY BOULEVARD
             ENGLEWOOD, COLORADO                                   80112
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

                       LIBERTY MEDIA HOLDING CORPORATION
                                 (Former name)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

 Large accelerated filer /X/  Accelerated filer / /  Non-accelerated filer / /

    Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes / / No /X/

    The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2006 was:

           Liberty Capital Series A common stock 134,430,818 shares;
            Liberty Capital Series B common stock 6,038,428 shares;
       Liberty Interactive Series A common stock 642,915,105 shares; and
          Liberty Interactive Series B common stock 30,188,821 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2006         2005
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,651        1,946
  Trade and other receivables, net..........................     1,030        1,106
  Inventory, net............................................       737          719
  Program rights............................................       550          599
  Derivative instruments (note 10)..........................       198          661
  Other current assets......................................       141          129
                                                              --------      -------
    Total current assets....................................     5,307        5,160
                                                              --------      -------
Investments in available-for-sale securities and other cost
  investments, including $1,476 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 8)..................................................    19,861       18,497
Long-term derivative instruments (note 10)..................     1,129        1,123
Investments in affiliates, accounted for using the equity
  method....................................................     1,672        1,908

Property and equipment, at cost.............................     1,866        1,726
Accumulated depreciation....................................      (644)        (595)
                                                              --------      -------
                                                                 1,222        1,131
                                                              --------      -------
Intangible assets not subject to amortization:
  Goodwill (note 9).........................................     7,437        6,953
  Trademarks................................................     2,406        2,385
                                                              --------      -------
                                                                 9,843        9,338
                                                              --------      -------

Intangible assets subject to amortization, net..............     4,037        4,028
Other assets, at cost, net of accumulated amortization......       818          767
                                                              --------      -------
    Total assets............................................  $ 43,889       41,952
                                                              ========      =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2006         2005
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    463          516
  Accrued liabilities.......................................     1,138        1,150
  Derivative instruments (note 10)..........................     1,490        1,939
  Current portion of debt (note 11).........................     1,382        1,379
  Other current liabilities.................................       225          302
                                                              --------      -------
    Total current liabilities...............................     4,698        5,286
                                                              --------      -------
Long-term debt (note 11)....................................     6,839        6,371
Long-term derivative instruments (note 10)..................     1,067        1,087
Deferred income tax liabilities.............................     9,481        8,728
Other liabilities...........................................     1,182        1,070
                                                              --------      -------
    Total liabilities.......................................    23,267       22,542
                                                              --------      -------
Minority interests in equity of subsidiaries................       384          290
Stockholders' equity (note 12):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --           --
  Liberty Capital Series A common stock, $.01 par value.
    Authorized 400,000,000 shares; issued and outstanding
    134,430,973 shares at June 30, 2006.....................         1           --
  Liberty Capital Series B common stock, $.01 par value.
    Authorized 25,000,000 shares; issued and outstanding
    6,038,428 shares at June 30, 2006.......................        --           --
  Liberty Interactive Series A common stock, $.01 par value.
    Authorized 2,000,000,000 shares; issued and outstanding
    653,491,662 shares at June 30, 2006.....................         7           --
  Liberty Interactive Series B common stock, $.01 par value.
    Authorized 125,000,000 shares; issued and outstanding
    30,188,821 shares at June 30, 2006......................        --           --
  Series A common stock, $.01 par value. Issued and
    outstanding 2,681,745,985 shares at December 31, 2005...        --           27
  Series B common stock, $.01 par value. Issued 131,062,825
    shares at December 31, 2005.............................        --            1
  Additional paid-in-capital................................    28,669       29,074
  Accumulated other comprehensive earnings, net of taxes....     4,387        3,421
  Accumulated deficit.......................................   (12,826)     (13,278)
                                                              --------      -------
                                                                20,238       19,245

  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2005)................        --         (125)
                                                              --------      -------
    Total stockholders' equity..............................    20,238       19,120
                                                              --------      -------
Commitments and contingencies (note 13)
    Total liabilities and stockholders' equity..............  $ 43,889       41,952
                                                              ========      =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,715     1,479      3,323      2,943
  Communications and programming services...................      392       360        767        717
                                                               ------     -----      -----      -----
                                                                2,107     1,839      4,090      3,660
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............    1,054       922      2,054      1,836
  Operating.................................................      416       382        814        756
  Selling, general and administrative, including stock-based
    compensation (note 4)...................................      221       186        429        355
  Depreciation and amortization.............................      169       161        333        324
                                                               ------     -----      -----      -----
                                                                1,860     1,651      3,630      3,271
                                                               ------     -----      -----      -----
    Operating income........................................      247       188        460        389

Other income (expense):
  Interest expense..........................................     (160)     (146)      (308)      (295)
  Dividend and interest income..............................       40        23         97         65
  Share of earnings of affiliates, net......................       21         6         29         11
  Realized and unrealized gains (losses) on financial
    instruments, net (note 10)..............................      362      (288)       169        480
  Gains (losses) on dispositions of assets, net.............      303        17        327       (361)
  Other, net................................................        9       (24)        13        (30)
                                                               ------     -----      -----      -----
                                                                  575      (412)       327       (130)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................      822      (224)       787        259
Income tax benefit (expense)................................     (338)      102       (236)      (123)
Minority interests in earnings of subsidiaries..............       (6)       (4)       (10)       (23)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations..............      478      (126)       541        113
Earnings from discontinued operations, net of taxes (note
  7)........................................................       --        19         --         34
Cumulative effect of accounting change, net of taxes (note
  4)........................................................       --        --        (89)        --
                                                               ------     -----      -----      -----
    Net earnings (loss).....................................   $  478      (107)       452        147
                                                               ======     =====      =====      =====
Net earnings (loss):
  Liberty Series A and Series B common stock................   $  120      (107)        94        147
  Liberty Capital common stock..............................      269        --        269         --
  Liberty Interactive common stock..........................       89        --         89         --
                                                               ------     -----      -----      -----
                                                               $  478      (107)       452        147
                                                               ======     =====      =====      =====
Basic and diluted earnings (loss) per common share from
  continuing operations (note 5):
  Liberty Series A and Series B common stock................   $  .04      (.04)       .06        .04
  Liberty Capital common stock..............................   $ 1.92        --       1.92         --
  Liberty Interactive common stock..........................   $  .13        --        .13         --

Basic and diluted net earnings (loss) per common share (note
  5):
  Liberty Series A and Series B common stock................   $  .04      (.04)       .03        .05
  Liberty Capital common stock..............................   $ 1.92        --       1.92         --
  Liberty Interactive common stock..........................   $  .13        --        .13         --

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................    $478       (107)       452         147
                                                                ----       ----      -----      ------
Other comprehensive earnings (loss), net of taxes:
    Foreign currency translation adjustments................      59        (76)        79          31
    Recognition of previously unrealized foreign currency
      translation losses....................................      --          6         --         312
    Unrealized holding gains (losses) arising during the
      period................................................     441         95        902      (1,308)
    Recognition of previously unrealized gains on
      available-for-sale securities, net....................      --        (12)       (15)        (60)
    Other comprehensive loss from discontinued operations...      --         (2)        --          (7)
                                                                ----       ----      -----      ------
    Other comprehensive earnings (loss).....................     500         11        966      (1,032)
                                                                ----       ----      -----      ------
Comprehensive earnings (loss)...............................    $978        (96)     1,418        (885)
                                                                ====       ====      =====      ======
Comprehensive earnings (loss):
  Liberty Series A and Series B common stock................    $315        (96)       755        (885)
  Liberty Capital common stock..............................     694         --        694          --
  Liberty Interactive common stock..........................     (31)        --        (31)         --
                                                                ----       ----      -----      ------
                                                                $978        (96)     1,418        (885)
                                                                ====       ====      =====      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                              AMOUNTS IN MILLIONS
                                                                   (NOTE 6)
Cash flows from operating activities:
  Net earnings..............................................   $  452        147
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Earnings from discontinued operations...................       --        (34)
    Cumulative effect of accounting change..................       89         --
    Depreciation and amortization...........................      333        324
    Stock-based compensation................................       53         17
    Payments of stock-based compensation....................       (1)       (69)
    Noncash interest expense................................       53         50
    Share of earnings of affiliates, net....................      (29)       (11)
    Realized and unrealized gains on financial instruments,
      net...................................................     (169)      (480)
    Losses (gains) on disposition of assets, net............     (327)       361
    Minority interests in earnings of subsidiaries..........       10         23
    Deferred income tax expense.............................       68         17
    Other noncash charges, net..............................       18         49
    Changes in operating assets and liabilities, net of the
      effects of acquisitions:
      Current assets........................................       32         69
      Payables and other current liabilities................      (55)       (34)
                                                               ------     ------
        Net cash provided by operating activities...........      527        429
                                                               ------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      920         52
  Premium proceeds (payments) from origination of
    derivatives.............................................       (1)        17
  Net proceeds (payments) from settlement of derivatives....      200        (14)
  Cash paid for acquisitions, net of cash acquired..........     (601)        --
  Capital expended for property and equipment...............     (141)       (94)
  Net sales (purchases) of short term investments...........       (5)       201
  Investments in and loans to cost and equity investees.....     (141)        --
  Other investing activities, net...........................       --        (10)
                                                               ------     ------
        Net cash provided by investing activities...........      231        152
                                                               ------     ------
Cash flows from financing activities:
  Borrowings of debt........................................      400        861
  Repayments of debt........................................       (6)    (1,432)
  Repurchases of Liberty common stock.......................     (341)        --
  Repurchases of subsidiary common stock....................     (162)       (60)
  Other financing activities, net...........................       40         74
                                                               ------     ------
        Net cash used by financing activities...............      (69)      (557)
                                                               ------     ------

Effect of foreign currency exchange rates on cash...........       16        (29)
                                                               ------     ------
Net cash provided to discontinued operations (revised, see
  note 6):
  Cash provided by operating activities.....................       --         31
  Cash used by investing activities.........................       --        (47)
  Cash provided by financing activities.....................       --         --
  Change in available cash held by discontinued
    operations..............................................       --         10
                                                               ------     ------
        Net cash provided to discontinued operations........       --         (6)
                                                               ------     ------
        Net increase (decrease) in cash and cash
          equivalents.......................................      705        (11)
        Cash and cash equivalents at beginning of period....    1,946      1,387
                                                               ------     ------
        Cash and cash equivalents at end of period..........   $2,651      1,376
                                                               ======     ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2006

                                                                      COMMON STOCK
                                             ---------------------------------------------------------------
                                                                                               LIBERTY
                                                                     LIBERTY CAPITAL         INTERACTIVE       ADDITIONAL
                                 PREFERRED                         -------------------   -------------------    PAID-IN
                                   STOCK     SERIES A   SERIES B   SERIES A   SERIES B   SERIES A   SERIES B    CAPITAL
                                 ---------   --------   --------   --------   --------   --------   --------   ----------
                                                                   AMOUNTS IN MILLIONS
Balance at January 1, 2006.....  $    --        27           1         --         --         --         --       29,074
  Net earnings.................       --        --          --         --         --         --         --           --
  Other comprehensive
    earnings...................       --        --          --         --         --         --         --           --
  Issuance of common stock upon
    exercise of stock
    options....................       --        --          --         --         --         --         --            5
  Retirement of treasury
    stock......................       --        --          --         --         --         --         --         (125)
  Distribution of Liberty
    Capital and Liberty
    Interactive common stock to
    stockholders (notes 1 and
    2).........................       --       (27)         (1)         1         --          7         --           20
  Liberty Interactive Series A
    stock repurchases..........       --        --          --         --         --         --         --         (341)
  Stock compensation...........       --        --          --         --         --         --         --           41
  Other........................       --        --          --         --         --         --         --           (5)
                                 ---------     ---      --------   --------   --------   --------   --------     ------
Balance at June 30, 2006.......  $    --        --          --          1         --          7         --       28,669
                                 =========     ===      ========   ========   ========   ========   ========     ======


                                  ACCUMULATED
                                     OTHER                                     TOTAL
                                 COMPREHENSIVE   ACCUMULATED    TREASURY   STOCKHOLDERS'
                                   EARNINGS        DEFICIT       STOCK        EQUITY
                                 -------------   ------------   --------   -------------
                                                   AMOUNTS IN MILLIONS
Balance at January 1, 2006.....      3,421         (13,278)       (125)       19,120
  Net earnings.................         --             452          --           452
  Other comprehensive
    earnings...................        966              --          --           966
  Issuance of common stock upon
    exercise of stock
    options....................         --              --          --             5
  Retirement of treasury
    stock......................         --              --         125            --
  Distribution of Liberty
    Capital and Liberty
    Interactive common stock to
    stockholders (notes 1 and
    2).........................         --              --          --            --
  Liberty Interactive Series A
    stock repurchases..........         --              --          --          (341)
  Stock compensation...........         --              --          --            41
  Other........................         --              --          --            (5)
                                     -----         -------        ----        ------
Balance at June 30, 2006.......      4,387         (12,826)         --        20,238
                                     =====         =======        ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2006

                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

    On May 9, 2006, Liberty Media Corporation (formerly known as Liberty Media Holding Corporation, "Liberty" or the "Company") completed the previously announced restructuring (the "Restructuring") pursuant to which the Company was organized as a new holding company. In the Restructuring, Liberty became the new publicly traded parent company of Liberty Media LLC (formerly known as Liberty Media Corporation, "Old Liberty"). In the Restructuring, each holder of Old Liberty's common stock received for each share of Old Liberty's Series A common stock held immediately prior to the Merger, 0.25 of a share of the Company's Liberty Interactive Series A common stock and 0.05 of a share of the Company's Liberty Capital Series A common stock, and for each share of Old Liberty's Series B common stock held immediately prior to the Merger, 0.25 of a share of the Company's Liberty Interactive Series B common stock and 0.05 of a share of the Company's Liberty Capital Series B common stock, in each case, with cash in lieu of any fractional shares. Liberty is the successor reporting company to Old Liberty.

    The accompanying condensed consolidated financial statements include the accounts of Liberty and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in the United States, Europe and Asia.

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by Old Liberty.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) the fair value of its derivative instruments, (iv) its assessment of other-than-temporary declines in fair value of its investments and (v) electronic retailing reserves to be its most significant estimates.

    Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

accordance with GAAP that Liberty uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.

    Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

(2)  TRACKING STOCKS

    On May 9, 2006, the stockholders of Old Liberty approved five related proposals which allowed Old Liberty to restructure its company and capitalization. As a result of the Restructuring, all of the Old Liberty outstanding common stock was exchanged for two new tracking stocks, Liberty Interactive common stock and Liberty Capital common stock issued by Liberty, a newly formed holding company. Each tracking stock issued in the Restructuring is intended to track and reflect the economic performance of one of two newly designated groups, the Interactive Group and the Capital Group, respectively.

    Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to it. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and initially include its interests in QVC, Inc., Provide Commerce, Inc., Expedia, Inc. and IAC/InterActiveCorp, and hereafter will include such other businesses that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $4,476 million principal amount (as of June 30, 2006) of its existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group initially include Liberty's subsidiaries Starz Entertainment Group LLC, On Command Corporation, OpenTV Corp., FUN Technologies, Inc. and TruePosition, Inc., its equity affiliates GSN, LLC and WildBlue Communications, Inc. and its interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation, and hereafter will include such other businesses that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses as Liberty may acquire for the Capital Group. In addition, Liberty has attributed
$4,580 million principal amount (as of June 30, 2006) of its existing publicly traded debt to the Capital Group.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for Liberty's tracking stock groups.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement No. 155"). Statement No. 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS" ("Statement No. 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement No. 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. Under Statement No. 155, the Company may elect to account for its senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement No. 133. The Company is evaluating the impact of Statement No. 155 on its financial statements and has not yet made a determination as to what election it will make with respect to the accounting for its senior exchangeable derivatives.

    In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company has not completed its evaluation of the impact of FIN 48 on its financial statements, it believes that the application of FIN 48 will result in the derecognition of certain tax liabilities currently reflected in the Company's consolidated balance sheet with a corresponding decrease to the Company's accumulated deficit. The Company is unable to quantify the amount of these adjustments at this time.

(4)  STOCK-BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Capital Series A and Series B common stock and Liberty Interactive Series A and Series B common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. QVC has granted combination stock options/SARS ("QVC Awards") to certain of its employees. If the employee elects the SAR feature, the participant receives 75% of the value of the QVC Award. The QVC Awards vest over 4-5 years and expire 10 years from the date of grant.

    STATEMENT 123R

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. Liberty has adopted Statement 123R using the modified prospective method, and will continue to include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, net of related income taxes. Under Statement 123R, the QVC Awards are required to be bifurcated into a liability award and an equity award. Conversely, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. Also, in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of December 31, 2005 ($24 million) against additional paid-in capital. Compensation expense related to restricted shares granted to certain officers and employees of the Company continues to be recorded as such stock vests.

    The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company has calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20%-21%). The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The QVC Awards are also valued using the Black-Scholes Model. The volatility used in the calculation is based on the volatility of public companies similar to QVC (42%).

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  June 30, 2006.............................................    $22
  June 30, 2005.............................................    $19

Six months ended:
  June 30, 2006.............................................    $53
  June 30, 2005.............................................    $17

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    As of June 30, 2006, the total compensation cost related to unvested Liberty and QVC equity awards was approximately $39 million. Such amount will be recognized in the Company's consolidated statements of operations through 2010.

    LIBERTY AWARDS

    During 2006 and prior to the Restructuring, Liberty granted 2,623,275 options to purchase shares of Old Liberty Series A common stock to certain of its officers, employees and directors. Such options had an estimated grant-date fair value of $2.28 per share. During the six months ended June 30, 2005, Liberty granted 2,055,000 options to certain of its officers, employees and directors. Such options had an estimated grant-date fair value of $3.42 per share.

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

                                                     LIBERTY               LIBERTY
                                                     SERIES A              SERIES B
                                                      COMMON                COMMON
                                                      STOCK       WAEP      STOCK       WAEP
                                                     --------   --------   --------   --------
                                                          NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.....................   51,729     $ 9.23     29,965     $10.92
  Granted..........................................    2,623     $ 8.28         --
  Exercised........................................   (6,659)    $ 0.73         --
  Canceled.........................................     (117)    $18.69         --
  Converted to Liberty Capital and Liberty
    Interactive....................................  (47,576)    $10.34    (29,965)    $10.92
                                                     -------               -------
Outstanding at June 30, 2006.......................       --                    --
                                                     =======               =======

                                                   LIBERTY               LIBERTY
                                                   CAPITAL               CAPITAL
                                                   SERIES A              SERIES B
                                                    COMMON                COMMON
                                                    STOCK       WAEP      STOCK       WAEP
                                                   --------   --------   --------   --------
                                                        NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006...................      --                    --
  Converted from Liberty Series A and Series B...   2,378     $ 94.62     1,498     $101.37
  Granted........................................      --                    --
  Exercised......................................      (7)    $ 65.39        --
  Canceled.......................................      (2)    $186.03        --
                                                    -----                 -----
Outstanding at June 30, 2006.....................   2,369     $ 94.63     1,498     $101.37
                                                    =====                 =====
Exercisable at June 30, 2006.....................   1,528     $104.37     1,438     $102.03
                                                    =====                 =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

                                                    LIBERTY                  LIBERTY
                                                  INTERACTIVE              INTERACTIVE
                                                   SERIES A                 SERIES B
                                                    COMMON                   COMMON
                                                     STOCK        WAEP        STOCK        WAEP
                                                  -----------   --------   -----------   --------
                                                          NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006..................        --                       --
  Converted from Liberty Series A and Series
    B...........................................    11,889       $21.48       7,491       $23.41
  Granted.......................................        --                       --
  Exercised.....................................       (37)      $14.84          --
  Canceled......................................       (11)      $42.23          --
                                                    ------                    -----
Outstanding at June 30, 2006....................    11,841       $21.48       7,491       $23.41
                                                    ======                    =====
Exercisable at June 30, 2006....................     7,641       $23.69       7,191       $23.56
                                                    ======                    =====

    The aggregate intrinsic value of all options exercised during the six months ended June 30, 2006 and 2005 was $50 million and $79 million, respectively.

    The following table provides additional information about outstanding options to purchase Liberty Capital Series A common stock at June 30, 2006.

  NO. OF                                                 WEIGHTED    AGGREGATE     NO. OF                    AGGREGATE
OUTSTANDING            RANGE OF              WAEP OF      AVERAGE    INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
  OPTIONS              EXERCISE            OUTSTANDING   REMAINING     VALUE       OPTIONS     EXERCISABLE     VALUE
  (000'S)               PRICES               OPTIONS       LIFE       (000'S)      (000'S)       OPTIONS      (000'S)
-----------   ---------------------------  -----------   ---------   ---------   -----------   -----------   ---------
      27           $18.00 - $ 35.00          $ 30.52     1.0 years    $1,444           27        $ 30.52      $1,444
   1,166           $35.00 - $ 85.00          $ 76.54     6.5 years     8,428          335        $ 75.96       2,614
   1,136           $85.00 - $115.00          $100.70     4.6 years        --        1,127        $100.80          --
      40               >$300.00              $500.50     4.7 years        --           39        $500.50          --
  ------                                                              ------        -----                     ------
   2,369                                                              $9,872        1,528                     $4,058
  ======                                                              ======        =====                     ======

    The following table provides additional information about outstanding options to purchase Liberty Interactive Series A common stock at June 30, 2006.

  NO. OF                                                 WEIGHTED    AGGREGATE     NO. OF                    AGGREGATE
OUTSTANDING            RANGE OF              WAEP OF      AVERAGE    INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
  OPTIONS              EXERCISE            OUTSTANDING   REMAINING     VALUE       OPTIONS     EXERCISABLE     VALUE
  (000'S)               PRICES               OPTIONS       LIFE       (000'S)      (000'S)       OPTIONS      (000'S)
-----------   ---------------------------  -----------   ---------   ---------   -----------   -----------   ---------
     136            $ 4.00 - $10.00          $  6.93     1.0 years    $1,400          136        $  6.93      $1,400
   5,961            $10.00 - $20.00          $ 17.42     6.5 years     2,474        1,773        $ 17.36       1,076
   5,548            $20.00 - $26.00          $ 22.94     4.6 years        --        5,536        $ 22.94          --
     196                >$65.00              $113.60     4.7 years        --          196        $113.60          --
  ------                                                              ------        -----                     ------
  11,841                                                              $3,874        7,641                     $2,476
  ======                                                              ======        =====                     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

The following tables present the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Liberty common stock held by certain officers and employees of the Company.

                                                              LIBERTY
                                                              SERIES A
                                                               COMMON
                                                               STOCK       WAFV
                                                              --------   --------
                                                               NUMBERS OF SHARES
                                                                 IN THOUSANDS
Outstanding at January 1, 2006..............................    6,478     $10.06
  Granted...................................................       --
  Vested(1).................................................   (3,863)    $10.08
  Forfeited.................................................      (13)    $10.08
  Converted to Liberty Capital and Liberty Interactive......   (2,602)    $10.04
                                                               ------
Outstanding at June 30, 2006................................       --
                                                               ======

                                                              LIBERTY
                                                              CAPITAL
                                                              SERIES A
                                                               COMMON
                                                               STOCK       WAFV
                                                              --------   --------
                                                               NUMBERS OF SHARES
                                                                 IN THOUSANDS
Outstanding at January 1, 2006..............................     --
  Converted from Liberty Series A...........................    130       $87.97
  Granted...................................................     --
  Vested....................................................     --
  Forfeited.................................................     --
                                                                ---
Outstanding at June 30, 2006................................    130       $87.97
                                                                ===

                                                              LIBERTY
                                                            INTERACTIVE
                                                             SERIES A
                                                              COMMON
                                                               STOCK        WAFV
                                                            -----------   --------
                                                              NUMBERS OF SHARES
                                                                 IN THOUSANDS
Outstanding at January 1, 2006............................       --
  Converted from Liberty Series A.........................      650        $22.55
  Granted.................................................       --
  Vested..................................................       --
  Forfeited...............................................       --
                                                                ---
Outstanding at June 30, 2006..............................      650        $22.55
                                                                ===

------------------------

(1) The aggregate fair value of restricted shares of Series A common stock that vested during the six months ended June 30, 2006 and 2005 aggregated
    $30.4 million and $29.8 million, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    QVC AWARDS

    The following tables present the number and weighted average exercise price of certain options, SARs and options with tandem SARs to purchase QVC common stock granted to certain officers, employees and directors of QVC.

                                                            QVC
                                                           COMMON
                                                           STOCK       WAEP
                                                          --------   ---------
Outstanding at January 1, 2006..........................  166,048    $2,040.60
  Granted...............................................   10,704    $2,972.25
  Exercised.............................................  (25,622)   $1,882.75
  Canceled..............................................     (580)   $2,429.43
                                                          -------
Outstanding at June 30, 2006............................  150,550    $2,100.16
                                                          =======
Exercisable at June 30, 2006............................   66,693    $1,626.47
                                                          =======

    The estimated fair value of QVC stock as of the most recent appraisal date was $3,044 per share.

    PRO FORMA DISCLOSURE

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to its Awards pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Company's Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The Company accounted for QVC stock options using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion No. 25 and Statement
123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                       THREE MONTHS   SIX MONTHS
                                                          ENDED         ENDED
                                                         JUNE 30,      JUNE 30,
                                                           2005          2005
                                                       ------------   ----------
                                                         AMOUNTS IN MILLIONS,
                                                       EXCEPT PER SHARE AMOUNTS
Earnings (loss) from continuing operations...........      $(126)         113
  Add stock-based compensation as determined under
    the intrinsic value method, net of taxes.........          1            2
  Deduct stock-based compensation as determined under
    the fair value method, net of taxes..............         (9)         (17)
                                                           -----         ----
Pro forma earnings (loss) from continuing
  operations.........................................      $(134)          98
                                                           =====         ====
Basic and diluted earnings (loss) from continuing
  operations per share:
    As reported......................................      $(.04)         .04
    Pro forma........................................      $(.05)         .04

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

(5)  EARNINGS (LOSS) PER COMMON SHARE

    LIBERTY SERIES A AND SERIES B COMMON STOCK

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

    The basic EPS calculation is based on 2,806 million and 2,803 million weighted average outstanding shares of Liberty common stock for the period from April 1, 2006 to May 10, 2006 and the period from January 1, 2006 to May 10, 2006, respectively, and 2,795 million and 2,794 million weighted average shares outstanding for the three and six months ended June 30, 2005, respectively. The diluted EPS calculation for the period from January 1, 2006 to May 10, 2006 and for the six months ended June 30, 2006 and 2005 includes 5.3 million and
12.9 million dilutive securities, respectively. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

    The cumulative effect of accounting change per common share for the period from January 1, 2006 to May 10, 2006 was a loss of $0.03.

    Earnings from discontinued operations per common share for each of the three and six month periods ended June 30, 2005 was $0.01.

    LIBERTY CAPITAL COMMON STOCK

    Liberty Capital EPS for the period from the Restructuring to June 30, 2006 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (140 million). Due to the relative insignificance of the dilutive securities for such period, their inclusion does not impact the EPS amount. Excluded from diluted EPS for such period are 3.1 million potential common shares because their inclusion would be anti-dilutive.

    LIBERTY INTERACTIVE COMMON STOCK

    Liberty Interactive EPS for the period from the Restructuring to June 30, 2006 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (694 million). Due to the relative insignificance of the dilutive securities for such period, their inclusion does not impact the EPS amount. Excluded from diluted EPS for such period are 15.6 million potential common shares because their inclusion would be anti-dilutive.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

(6)  SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

    CASH PROVIDED TO DISCONTINUED OPERATIONS

    Liberty has revised its 2005 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. The Company previously had reported these amounts on a combined basis.

    CASH PAID FOR ACQUISITIONS

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
                                                           AMOUNTS IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired..........................    $770           --
  Net liabilities assumed................................     (49)          --
  Deferred tax liability.................................     (48)          --
  Minority interest......................................     (72)          --
                                                             ----     --------
    Cash paid for acquisitions, net of cash acquired.....    $601           --
                                                             ====     ========

(7)  DISCONTINUED OPERATIONS

    SPIN OFF OF DISCOVERY HOLDING COMPANY ("DHC")

    On July 21, 2005, Liberty completed the spin-off (the "DHC Spin Off") of a newly formed subsidiary, Discovery Holding Company. DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC ("Ascent Media"), Liberty's 50% ownership interest in Discovery Communications, Inc. ("Discovery") and $200 million in cash. In connection with the DHC Spin Off, holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and
0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Upon completion of this transaction, DHC is a separate publicly traded company. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect DHC as a discontinued operation. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of DHC have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Certain income statement components of DHC, which are included in the determination of earnings from discontinued operations for the six months ended June 30, 2005, are as follows (amounts in millions):

Revenue.....................................................    $352
Earnings before income taxes................................    $ 36

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    Certain asset and liability amounts included in the spin off of DHC on July 21, 2005 are as follows (amounts in millions):

Investment in Discovery.....................................  $ 2,982
Goodwill....................................................  $ 2,135
Deferred tax liabilities....................................  $(1,060)

(8)  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2006         2005
                                                         --------   ------------
                                                           AMOUNTS IN MILLIONS
Interactive Group
  IAC/InterActiveCorp ("IAC")..........................  $ 1,834        1,960
  Other available-for-sale equity securities...........      115          124
                                                         -------       ------
    Total attributed Interactive Group.................    1,949        2,084
                                                         -------       ------
Capital Group
  News Corporation.....................................   10,020        8,171
  Time Warner Inc. ("Time Warner")(1)..................    2,962        2,985
  Sprint Nextel Corporation ("Sprint")(2)..............    1,747        2,162
  Motorola, Inc. ("Motorola")(3).......................    1,491        1,672
  Other available-for-sale equity securities(4)........    1,194          964
  Other available-for-sale debt securities(5)..........      417          389
  Other cost investments and related receivables.......       89           79
                                                         -------       ------
    Total attributed Capital Group.....................   17,920       16,422
                                                         -------       ------
      Consolidated Liberty.............................   19,869       18,506
      Less short-term investments......................       (8)          (9)
                                                         -------       ------
                                                         $19,861       18,497
                                                         =======       ======

------------------------

(1) Includes $157 million and $158 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(2) Includes $80 million and $94 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(3) Includes $1,046 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(4) Includes $193 million and $156 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(5) At June 30, 2006, other available-for-sale debt securities include
    $400 million of investments in third-party marketable debt securities held by Liberty parent and $17 million of such securities held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $371 million and $18 million, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                               JUNE 30, 2006           DECEMBER 31, 2005
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $6,917            --       5,459         17
Gross unrealized holding losses.........    $  (37)           --         (27)        --

    The aggregate fair value of securities with unrealized holding losses at June 30, 2006 was $502 million. None of these securities had unrealized losses for more than 12 continuous months.

(9)  INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

                                                          STARZ
                                                      ENTERTAINMENT
                                          QVC, INC.     GROUP LLC      OTHER      TOTAL
                                          ---------   -------------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2006..............   $4,057         1,383        1,513      6,953
  Acquisitions(1).......................        4            --          495        499
  Disposition(2)........................       --            --         (124)      (124)
  Foreign currency translation..........       40            --           --         40
  Other.................................       80           (12)           1         69
                                           ------         -----        -----      -----
Balance at June 30, 2006................   $4,181         1,371        1,885      7,437
                                           ======         =====        =====      =====

------------------------

(1) During the six months ended June 30, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of all of the common stock of Provide Commerce, Inc. that it did not already own and approximately 55% of the common stock of FUN Technologies, Inc., for aggregate cash consideration of $601 million, net of cash acquired. In connection with these acquisitions, Liberty recorded goodwill of $499 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process.

(2) During the second quarter of 2006, the Company sold its 50% investment in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $243 million and $237 million for the six months ended June 30, 2006 and 2005, respectively. Based on its current amortizable intangible

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2006...........................................    $248
2007........................................................    $454
2008........................................................    $417
2009........................................................    $369
2010........................................................    $352

(10)  DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
TYPE OF DERIVATIVE                                         2006         2005
------------------                                       --------   ------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars.......................................  $ 1,209        1,568
  Put spread collars...................................       --          133
  Other................................................      118           83
                                                         -------       ------
                                                           1,327        1,784
  Less current portion.................................     (198)        (661)
                                                         -------       ------
                                                         $ 1,129        1,123
                                                         =======       ======

LIABILITIES
  Borrowed shares......................................  $ 1,476        1,581
  Exchangeable debenture call option obligations.......      787          927
  Put options..........................................       --          342
  Equity collars.......................................      280          160
  Other................................................       14           16
                                                         -------       ------
                                                           2,557        3,026
  Less current portion.................................   (1,490)      (1,939)
                                                         -------       ------
                                                         $ 1,067        1,087
                                                         =======       ======

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
                                                           AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option features........................................    $140       228
Change in fair value of equity collars...................     (61)      349
Change in fair value of put options......................      (9)      (71)
Change in fair value of borrowed shares..................     105       (28)
Change in fair value of other derivatives................      (6)        2
                                                             ----       ---
                                                             $169       480
                                                             ====       ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

(11)  LONG-TERM DEBT

    Debt is summarized as follows:

                                                      OUTSTANDING       CARRYING VALUE
                                                       PRINCIPAL    -----------------------
                                                       JUNE 30,     JUNE 30,   DECEMBER 31,
                                                         2006         2006         2005
                                                      -----------   --------   ------------
                                                               AMOUNTS IN MILLIONS
Interactive Group
  Senior notes and debentures
    3.5% Senior Notes due 2006......................    $   121         121          121
    Floating Rate Senior Notes due 2006.............      1,247       1,247        1,247
    7.875% Senior Notes due 2009....................        670         667          666
    7.75% Senior Notes due 2009.....................        234         235          235
    5.7% Senior Notes due 2013......................        802         800          800
    8.5% Senior Debentures due 2029.................        500         495          495
    8.25% Senior Debentures due 2030................        902         895          895
  QVC bank credit facility..........................      1,200       1,200          800
  QVC capital leases................................         68          68           68
                                                        -------     -------       ------
      Total attributed Interactive Group debt.......      5,744       5,728        5,327
                                                        -------     -------       ------
Capital Group
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029......        869         253          251
    3.75% Senior Exchangeable Debentures due 2030...        810         232          231
    3.5% Senior Exchangeable Debentures due 2031....        600         236          235
    3.25% Senior Exchangeable Debentures due 2031...        551         118          117
    0.75% Senior Exchangeable Debentures due 2023...      1,750       1,594        1,552
  Subsidiary debt...................................         60          60           37
                                                        -------     -------       ------
      Total attributed Capital Group debt...........      4,640       2,493        2,423
                                                        -------     -------       ------
  Total consolidated Liberty debt...................    $10,384       8,221        7,750
                                                        =======
    Less current maturities.........................                 (1,382)      (1,379)
                                                                    -------       ------
  Total long-term debt..............................                $ 6,839        6,371
                                                                    =======       ======

    QVC BANK CREDIT FACILITY

    Effective May 20, 2005, QVC entered into a $2 billion bank credit facility. In March 2006, such facility was refinanced with a new $3.5 billion bank credit facility (the "QVC Credit Facility"). The QVC Credit Facility is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at June 30, 2006, is comprised primarily of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at June 30, 2006 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $1,791
Floating rate senior notes..................................   $1,237
Senior debentures...........................................   $1,368
Senior exchangeable debentures, including call option
  obligation................................................   $3,830

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at June 30, 2006.

(12)  STOCKHOLDERS' EQUITY

    As of June 30, 2006, there were 2.4 million and 1.5 million shares of Liberty Capital Series A common stock and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    As of June 30, 2006, there were 11.8 million and 7.5 million shares of Liberty Interactive Series A common stock and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    In addition to the Liberty Capital Series A and Series B common stock and the Liberty Interactive Series A and Series B common stock, there are 300 million and 1,500 million shares of Liberty Capital Series C and Liberty Interactive Series C common stock, respectively, authorized for issuance. As of June 30, 2006, no shares of either Series C common stock were issued or outstanding.

    Prior to the Restructuring, the Company retired the 10,000,000 shares of Liberty Series B common stock held in treasury and returned them to the status of authorized and available for issuance.

    During the period from May 10, 2006 to June 30, 2006, the Company repurchased 19.3 million shares of Liberty Interactive Series A common stock in the open market for aggregate cash consideration of $341 million. Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    During the period from May 10, 2006 to June 30, 2006, the Company sold put options on 1.27 million shares of Liberty Capital Series A common stock for aggregate cash proceeds of approximately $2.5 million. Such put options have a weighted average exercise price of $80.07 and expire within 60 days after June 30, 2006. The Company accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Accordingly, the put options have been recorded at fair value and changes in the fair value are included in realized and unrealized gains (losses) on financial instrument in the accompanying condensed consolidated statement of operations.

(13)  COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment Group LLC ("SEG"), a wholly-owned subsidiary of Liberty, provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at June 30, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2006 is payable as follows: $96 million in 2006, $20 million in 2007 and $15 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at June 30, 2006. SEG's estimate of amounts payable under these agreements is as follows:
$199 million in 2006; $471 million in 2007; $99 million in 2008; $93 million in 2009; $86 million in 2010; and $54 million thereafter.

    In addition, SEG is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    GUARANTEES

    Liberty guarantees SEG's obligations under certain of its studio output agreements. At June 30, 2006, Liberty's guarantee for obligations for films released by such date aggregated $693 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    In connection with agreements for the sale of certain assets, Liberty typically retains liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Liberty generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Liberty. These types of indemnification guarantees typically extend for a number of years. Liberty is unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

    OPERATING LEASES

    Liberty and its subsidiaries lease business offices, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

    LITIGATION

    Liberty has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

    INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $1,965 million in cumulative interest expense associated with the exchangeable debentures since the Company's split-off from AT&T. Of that amount, $571 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

    The IRS has issued Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in deferred tax expense. However, Liberty would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

    During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T Corp. and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty was a subsidiary of AT&T, Liberty recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty's split off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating
$670 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability.

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with Liberty's split off from AT&T, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return ("TCI NOLs") that had not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with the split off, Liberty received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. Liberty was not paid for certain of TCI's NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay Liberty 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that Liberty was required to recognize additional taxable income related to the recapitalization of one of its investments resulting in a tax liability of approximately $30 million. As a result of the tax assessment, Liberty also received a corresponding amount of additional tax basis in the investment. However, Liberty was able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

    In the fourth quarter of 2004, AT&T requested a refund from Liberty of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by Liberty's losses. AT&T has asserted that Liberty's losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had Liberty's losses not been included in its return. In 2004, Liberty estimated that it

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

may ultimately pay AT&T up to $30 million of the requested $70 million because Liberty believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, Liberty accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and Liberty's accrual of amounts due to AT&T was an increase to deferred tax assets and an increase to other liabilities.

    In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by Liberty's losses. In addition, the information provided to Liberty in connection with AT&T's request showed that AT&T had not yet claimed a credit for AMT previously paid. Accordingly, in the fourth quarter of 2005, Liberty increased its accrual by approximately
$40 million (with a corresponding reduction of additional paid-in capital) representing its estimate of the amount it may ultimately pay (excluding accrued interest, if any) to AT&T as a result of this request. Although Liberty has not reduced its accrual for any future refunds, Liberty believes it is entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the six months ended June 30, 2006.

    Although for accounting purposes Liberty has accrued a portion of the amounts claimed by AT&T to be owed by Liberty under the AT&T Tax Sharing Agreement, Liberty believes there are valid defenses or set-off or similar rights in its favor that may cause the total amount that it owes AT&T to be less than the amounts accrued; and under certain interpretations of the AT&T Tax Sharing Agreement, Liberty may be entitled to further reimbursements from AT&T.

(14)  OPERATING SEGMENTS

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Upon completion of the Restructuring and the issuance of its tracking stock, Liberty divided its businesses into two groups: the Interactive Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's consolidated earnings before income taxes.

    Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped, and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as subscriber growth and penetration, as appropriate.

    Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the six months ended June 30, 2006, Liberty has identified the following businesses as its reportable segments:

    - QVC--consolidated subsidiary included in the Interactive Group that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - SEG--consolidated subsidiary included in the Capital Group that provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

PERFORMANCE MEASURES

                                                   SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------
                                                  2006                   2005
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                       CASH                   CASH
                                          REVENUE      FLOW      REVENUE      FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
Interactive Group
  QVC...................................   $3,185       733       2,943        647
  Corporate and Other...................      138        17          --         (2)
                                           ------       ---       -----        ---
                                            3,323       750       2,943        645
                                           ------       ---       -----        ---
Capital Group
  SEG...................................      523        91         512         95
  Corporate and Other...................      244         5         205        (10)
                                           ------       ---       -----        ---
                                              767        96         717         85
                                           ------       ---       -----        ---
Consolidated Liberty....................   $4,090       846       3,660        730
                                           ======       ===       =====        ===

                                                  THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------
                                                  2006                   2005
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                       CASH                   CASH
                                          REVENUE      FLOW      REVENUE      FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
Interactive Group
  QVC...................................   $1,630       378       1,479        324
  Corporate and Other...................       85         7          --         (1)
                                           ------       ---       -----        ---
                                            1,715       385       1,479        323
                                           ------       ---       -----        ---
Capital Group
  SEG...................................      264        50         258         47
  Corporate and Other...................      128         3         102         (2)
                                           ------       ---       -----        ---
                                              392        53         360         45
                                           ------       ---       -----        ---
Consolidated Liberty....................   $2,107       438       1,839        368
                                           ======       ===       =====        ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2006

                                  (UNAUDITED)

OTHER INFORMATION

                                                           JUNE 30, 2006
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
Interactive Group
  QVC........................................  $16,124          --           98
  Corporate and Other........................    2,509       1,228            1
                                               -------       -----          ---
                                                18,633       1,228           99
                                               -------       -----          ---
Capital Group
  SEG........................................    2,905          46            2
  Corporate and Other........................   22,537         398           40
                                               -------       -----          ---
                                                25,442         444           42
                                               -------       -----          ---
Inter-Group eliminations.....................     (186)         --           --
                                               -------       -----          ---
Consolidated Liberty.........................  $43,889       1,672          141
                                               =======       =====          ===

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2006       2005       2006       2005
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Consolidated segment operating cash flow..........   $ 438        368        846        730
Stock-based compensation..........................     (22)       (19)       (53)       (17)
Depreciation and amortization.....................    (169)      (161)      (333)      (324)
Interest expense..................................    (160)      (146)      (308)      (295)
Realized and unrealized gains (losses) on
  financial instruments, net......................     362       (288)       169        480
Gains (losses) on dispositions of assets, net.....     303         17        327       (361)
Other, net........................................      70          5        139         46
                                                     -----       ----       ----       ----
  Earnings (loss) from continuing operations
    before income taxes and minority interests....   $ 822       (224)       787        259
                                                     =====       ====       ====       ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and SEG, anticipated programming and marketing costs at SEG, projected uses of cash for the remainder of 2006, the primary funding sources for Liberty's investing and financing activities for the remainder of 2006, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - general economic and business conditions and industry trends;

    - consumer spending levels, including the availability and amount of individual consumer debt;

    - the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

    - continued consolidation of the broadband distribution and movie studio industries;

    - uncertainties inherent in the development and integration of new business lines and business strategies;

    - changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

    - increased digital TV penetration and the impact on channel positioning of our networks;

    - rapid technological changes;

    - capital spending for the acquisition and/or development of telecommunications networks and services;

    - uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

    - future financial performance, including availability, terms and deployment of capital;

    - fluctuations in foreign currency exchange rates and political unrest in international markets;

    - the ability of suppliers and vendors to deliver products, equipment, software and services;

    - the outcome of any pending or threatened litigation;

    - availability of qualified personnel;

    - changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

    - changes in the nature of key strategic relationships with partners and joint venturers;

    - competitor responses to our products and services, and the products and services of the entities in which we have interests; and

    - threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

    These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the Annual Report on Form 10-K for the year ended December 31, 2005 filed by Old Liberty.

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC and Starz Entertainment Group. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs and via the Internet through its domestic and international websites. SEG provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include On Command Corporation ("On Command"), OpenTV Corp. ("OpenTV"),
TruePosition, Inc. ("TruePosition"), Provide Commerce, Inc. ("Provide") and FUN Technologies, Inc. ("FUN"). On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. TruePosition provides equipment and technology that deliver location-based services to wireless users. Provide, which we acquired on February 9, 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. FUN, in which we acquired a 55% common stock interest on March 10, 2006, operates websites that offer casual gaming, sports information and fantasy sports services.

    In addition to the foregoing businesses, we hold an approximate 20% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related derivative positions in public companies such as News Corporation, IAC/InterActiveCorp, Time Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

TRACKING STOCKS

    On May 9, 2006, our stockholders approved five related proposals which allowed us to restructure our company and capitalization. As a result of the Restructuring, all of the Old Liberty outstanding common stock was exchanged for two new tracking stocks, Liberty Interactive common stock and Liberty Capital common stock, issued by Liberty, a newly formed holding company. Each tracking stock issued in the Restructuring is intended to track and reflect the economic performance of one of two newly designated groups, the Interactive Group and the Capital Group, respectively.

    Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and initially include our interests in QVC, Provide, Expedia and IAC/InterActiveCorp, and hereafter will include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $4,476 million principal amount (as of June 30, 2006) of our existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group initially include our subsidiaries SEG, On Command, OpenTV, FUN and TruePosition, our equity affiliates GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation, and hereafter will include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $4,580 million principal amount (as of June 30, 2006) of our existing publicly-traded debt to the Capital Group.

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for our tracking stock groups.

LIBERTY MEDIA CORPORATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  Interactive Group
    QVC........................................   $1,630     1,479      3,185      2,943
    Corporate and Other........................       85        --        138         --
                                                  ------     -----      -----      -----
                                                   1,715     1,479      3,323      2,943
                                                  ------     -----      -----      -----
  Capital Group
    SEG........................................      264       258        523        512
    Corporate and Other........................      128       102        244        205
                                                  ------     -----      -----      -----
                                                     392       360        767        717
                                                  ------     -----      -----      -----
      Consolidated Liberty.....................   $2,107     1,839      4,090      3,660
                                                  ======     =====      =====      =====
OPERATING CASH FLOW
  Interactive Group
    QVC........................................   $  378       324        733        647
    Corporate and Other........................        7        (1)        17         (2)
                                                  ------     -----      -----      -----
                                                     385       323        750        645
                                                  ------     -----      -----      -----
  Capital Group
    SEG........................................       50        47         91         95
    Corporate and Other........................        3        (2)         5        (10)
                                                  ------     -----      -----      -----
                                                      53        45         96         85
                                                  ------     -----      -----      -----
      Consolidated Liberty.....................   $  438       368        846        730
                                                  ======     =====      =====      =====
OPERATING INCOME (LOSS)
  Interactive Group
    QVC........................................   $  242       193        454        393
    Corporate and Other........................        1        (1)         7         (2)
                                                  ------     -----      -----      -----
                                                     243       192        461        391
                                                  ------     -----      -----      -----
  Capital Group
    SEG........................................       44        36         77         72
    Corporate and Other........................      (40)      (40)       (78)       (74)
                                                  ------     -----      -----      -----
                                                       4        (4)        (1)        (2)
                                                  ------     -----      -----      -----
      Consolidated Liberty.....................   $  247       188        460        389
                                                  ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $268 million or 14.6% and $430 million or 11.7% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $151 million or 10.2% and $242 million or 8.2% increases for QVC and $85 million and $138 million attributable to Provide, which we acquired in February 2006. See Management's Discussion and Analysis for the Interactive Group and for the Capital Group below for a more complete discussion of QVC's and SEG's results of operations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 14 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $70 million or 19.0% and
$116 million or 15.9% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to a $54 million or 16.7% and $86 million or 13.3% increases in QVC's operating cash flow resulting from higher revenue both domestically and internationally and $9 million and $21 million generated by Provide for the quarter and six month period, respectively. The six month increase was partially offset by a decrease in SEG's operating cash flow, which resulted primarily from higher programming costs in 2006.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants.

    Effective January 1, 2006, we adopted Statement No. 123R. Statement
No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record the liability for our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our condensed consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes, which primarily reflects the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $53 million of stock compensation expense for the six months ended June 30, 2006, compared with $17 million for the comparable period in 2005. As of June 30, 2006, the total compensation cost related to unvested Liberty and QVC equity awards was approximately
$39 million. Such amount will be recognized in our consolidated statements of operations through 2010.

    OPERATING INCOME. Consolidated operating income increased $59 million or 31.4% and $71 million or 18.3% for the three and six months ended June 30, 2006 and 2005, respectively, as compared to the corresponding prior year periods. These increases are the net effect of an increase in operating income for QVC and operating income generated by Provide, partially offset by an increase in corporate stock option expense due to the adoption of Statement 123R.

OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense increased 9.6% and 4.4% for the three and six months ended June 30, 2006 and 2005, respectively. Such increases are the net effect of interest on the QVC Credit Facility and the effects of increases in the interest rates for our variable rate debt, partially offset by decreases from retirements of our publicly-traded debt.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $97 million and $65 million for the six months ended June 30, 2006 and 2005, respectively. Such income increased in 2006 due to higher invested cash balances. Interest and dividend income for the six months ended June 30, 2006 was comprised of interest income earned on invested cash ($49 million), dividends on News Corp. common stock ($29 million), dividends on other AFS securities ($6 million), and other ($13 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
                                                           AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option features........................................    $140       228
Change in fair value of equity collars...................     (61)      349
Change in fair value of put options......................      (9)      (71)
Change in fair value of borrowed shares..................     105       (28)
Change in fair value of other derivatives................      (6)        2
                                                             ----       ---
                                                             $169       480
                                                             ====       ===

    GAINS (LOSSES) ON DISPOSITIONS. We recognized gains on dispositions of $327 million for the six months ended June 30, 2006 and losses on dispositions of $361 million in 2005. Our 2006 gains related to the sale of our 50% investment in Court TV ($303 million, including the $124 million of allocated goodwill) and dispositions of certain AFS securities. In the first quarter of 2005, we disposed of our interests in certain investments and recognized
$488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. Our effective tax rate was 30.4% for the six months ended June 30, 2006. Such rate is less than the U.S. federal income tax rate of 35% due to a deferred tax benefit we recognized in the first quarter. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in the first quarter of

2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. We recorded an additional deferred tax benefit ($19 million) for a reduction in our estimated tax rate used to calculate our deferred tax liabilities. These benefits were partially offset by tax expense ($43 million) on the gain on sale of Court TV for which we had higher book basis than tax basis and state ($18 million) and foreign
($17 million) tax expense. Our effective tax rate was 52.1% for the six months ended June 30, 2005 and differs from the U.S. federal income tax rate of 35% primarily due to provisions for state and foreign taxes.

    NET EARNINGS. Our net earnings was $452 million and $147 million for the six months ended June 30, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $34 million of earnings from discontinued operations in 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

    CORPORATE

    Our sources of liquidity include our available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts.

    During the six months ended June 30, 2006, our primary uses of corporate cash were funding of the acquisition of Provide ($465 million), the acquisition of approximately 55% of the common stock of FUN ($200 million) and loans to WildBlue Communications, an equity affiliate ($111 million). We funded these investing activities with available cash on hand and proceeds from derivative settlements and asset sales.

    Our projected uses of cash for the remainder of 2006 include approximately $1,370 million to retire our senior notes that mature in September 2006, approximately $270 million for interest payments, approximately $230 million as partial consideration for our purchase of IDT Entertainment and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

    In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we may repurchase outstanding shares of Liberty Interactive Stock and Liberty Capital Stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. Under the program, we may purchase shares of Liberty Capital Stock for an aggregate purchase price of up to $1 billion and shares of Liberty Interactive Stock for an aggregate purchase price of up to $1 billion. During the second quarter of 2006, we repurchased 19.3 million shares of Liberty Interactive Series A common stock for aggregate cash consideration of $341 million pursuant to this share repurchase program. Such repurchases were funded with cash borrowings under the QVC Credit Facility. We may alter or terminate the stock repurchase program at any time.

    We expect that our investing and financing activities will be funded with a combination of borrowings under the QVC Credit Facility, cash on hand, cash provided by operating activities, proceeds from collar expirations and dispositions of non-strategic assets. At June 30, 2006, our sources of liquidity included $3,068 million in cash and marketable debt securities and $7,090 million of non-strategic AFS securities including related derivatives. In addition, we owned $10,020 million of News Corp. common stock and $1,834 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. To the extent we recognize any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds received.

    Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide us with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $227 million during the remainder of 2006, $385 million in 2007, zero in 2008, $1,180 million in 2009, $1,681 million in 2010 and $1,312 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of June 30, 2006, such borrowing capacity aggregated approximately $4,850 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    SUBSIDIARIES

    Effective March 3, 2006, QVC refinanced its existing bank credit facility with a new $3.5 billion bank credit facility. The QVC Credit Facility is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    During the six months ended June 30, 2006, our subsidiaries funded capital expenditures ($140 million) and the repurchase of certain subsidiary common stock ($162 million) with cash on hand and cash generated by their operating activities. Our subsidiaries currently expect to spend approximately
$430 million for capital expenditures in 2006, including $355 million by QVC. These amounts are expected to be funded by the cash flows of the respective subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by SEG at June 30, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2006 is payable as follows: $96 million in 2006, $20 million in 2007 and $15 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at June 30, 2006. SEG's estimate of amounts payable under these agreements is as follows:
$199 million in 2006; $471 million in 2007; $99 million in 2008; $93 million in 2009; $86 million in 2010 and $54 million thereafter.

    In addition, SEG is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    Liberty guarantees SEG's film licensing obligations under certain of its studio output agreements. At June 30, 2006, Liberty's guarantee for studio output obligations for films released by such date aggregated $693 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to a contractual percentage of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At June 30, 2006, the aggregated purchase price of debt securities underlying total return debt swap arrangements, which related to $500 million principal amount of certain of our publicly-trade debt, was $322 million. As of such date, we had posted cash collateral equal to $64 million, In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $258 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by $500 million.

    Since the date we issued our exchangeable debentures, we have claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. In this regard, we have deducted $1,965 million in cumulative interest expense associated with the exchangeable debentures since our split-off from AT&T. Of that amount, $571 million represents cash interest payments. Interest deducted in prior years on our exchangeable debentures has contributed to NOLs that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, we would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

    Pursuant to a tax sharing agreement between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. While we were a subsidiary of AT&T, we recorded our stand-alone tax provision on a separate return basis. Subsequent to our split off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $670 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability.

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with the split off from AT&T, AT&T was required to pay us an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return that had not been used as an offset to our obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with our split off from AT&T, we received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. We were not paid for certain of TCI's NOLs due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay us 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that we were required to recognize additional taxable income related to the recapitalization of one of our investments resulting in a tax liability of approximately
$30 million. As a result of the tax assessment, we also received a corresponding amount of additional tax basis in the investment. However, we were able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

    In the fourth quarter of 2004, AT&T requested a refund from us of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by our losses. AT&T has asserted that our losses caused AT&T to pay $70 million in alternative minimum tax that it would not have been otherwise required to pay had our losses not been included in its return. In 2004, we estimated that we may ultimately pay AT&T up to $30 million of the requested $70 million because we believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, we accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and our accrual of amounts due to AT&T was an increase to deferred tax assets and an increase to other liabilities.

    In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by our losses. In addition, the information provided to us in connection with AT&T's request showed that AT&T had not yet claimed a credit for AMT previously paid. Accordingly, in the fourth quarter of 2005, we increased our accrual by approximately $40 million (with a corresponding reduction of additional paid-in capital) representing our estimate of the amount we may ultimately pay (excluding accrued interest, if any) to AT&T as a result of this request. Although we have not reduced our accrual for any future refunds, we believe we are entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by our losses. We have reviewed this claim and we believe that our accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the six months ended June 30, 2006.

    Although for accounting purposes we have accrued a portion of the amounts claimed by AT&T to be owed by us under the AT&T Tax Sharing Agreement, we believe there are valid defenses or set-off or similar rights in our favor that may cause the total amount that we owe AT&T to be less than the amounts accrued; and under certain interpretations of the AT&T Tax Sharing Agreement, we may be entitled to further reimbursements from AT&T.

    In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to the sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

    We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140." Statement No. 155, among other things, amends Statement No. 133, and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement No. 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. Under Statement No. 155, the Company may elect to account for its senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement No. 133. The Company is evaluating the impact of Statement No. 155 on its financial statements and has not yet made a determination as to what election it will make with respect to the accounting for its senior exchangeable derivatives.

    In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. While we have not completed our evaluation of the impact of FIN 48 on our financial statements, we believe that the application of FIN 48 will result in the derecognition of certain tax liabilities currently reflected in our consolidated balance sheet with a corresponding decrease to our accumulated deficit. We are unable to quantify the amount of these adjustments at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk in the normal course of business due to our ongoing investing and financing activities and our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2006, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,677 million, which had a weighted average interest rate of 4.73%. Our variable rate debt of $1,707 million had a weighted average interest rate of 6.75% at June 30, 2006. Had market interest rates been 100 basis points higher (representing an approximate 15% increase over our variable rate debt effective cost of borrowing) throughout the six months ended June 30, 2006, we would have recognized approximately $10 million of additional interest expense.

    We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars, narrow-band collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

    Among other factors, changes in the market prices of the securities underlying our AFS Derivatives affect the fair market value of such AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our equity collars would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our statement of operations (amounts in millions).

                                                             ESTIMATED AGGREGATE
                                                                FAIR VALUE OF
                                                               EQUITY COLLARS
                                                             -------------------
Fair value at June 30, 2006................................         $  929
5% increase in market prices...............................         $  798
10% increase in market prices..............................         $  666
5% decrease in market prices...............................         $1,058
10% decrease in market prices..............................         $1,187

    At June 30, 2006, the fair value of our AFS securities was $19,780 million. Had the market price of such securities been 10% lower at June 30, 2006, the aggregate value of such securities would have been $1,978 million lower resulting in an increase to unrealized holding losses in other comprehensive earnings (loss). Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

    In connection with certain of our AFS Derivatives, we periodically borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we own have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements upon the occurrence of certain events which limit the trading volume of the underlying security. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in our consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are generally translated at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

    We periodically assess the effectiveness of our derivative financial instruments. With regard to interest rate swaps, we monitor the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. We believe that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying debt facilities. With regard to equity collars, we monitor historical market trends relative to values currently present in the market. We believe that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying assets.

These measures allow our management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

    Our derivative instruments are executed with counterparties who are well known major financial institutions with high credit ratings. While we believe these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect ourselves against credit risk associated with these counterparties we generally:

    - execute our derivative instruments with several different counterparties, and

    - execute equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

INTERACTIVE GROUP

    On May 9, 2006, our stockholders approved the Restructuring which, among other things, resulted in the creation of two tracking stocks, one of which is intended to reflect the separate performance of the Interactive Group. The Interactive Group initially consists of our subsidiaries QVC and Provide, our interests in IAC/InterActiveCorp and Expedia and $4,476 million principal amount (as of June 30, 2006) of our existing publicly-traded debt.

    The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. Although the Restructuring was not completed until May 9, 2006, the following discussion is presented as though the Restructuring had been completed on January 1, 2005. The results of operations of Provide are included in Corporate and Other in the tables below. Fluctuations from 2005 to 2006 are due primarily to the acquisition of Provide in February 2006. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  QVC..........................................   $1,630     1,479      3,185      2,943
  Corporate and Other..........................       85        --        138         --
                                                  ------     -----      -----      -----
                                                  $1,715     1,479      3,323      2,943
                                                  ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  QVC..........................................   $  378       324        733        647
  Corporate and Other..........................        7        (1)        17         (2)
                                                  ------     -----      -----      -----
                                                  $  385       323        750        645
                                                  ======     =====      =====      =====
OPERATING INCOME (LOSS)
  QVC..........................................   $  242       193        454        393
  Corporate and Other..........................        1        (1)         7         (2)
                                                  ------     -----      -----      -----
                                                  $  243       192        461        391
                                                  ======     =====      =====      =====

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and, to a lesser extent, via the Internet. In the United States, the program is aired live through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

    QVC's operating results are as follows:

                                                  THREE MONTHS
                                                      ENDED           SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2006       2005       2006       2005
                                               --------   --------   --------   --------
                                                          AMOUNTS IN MILLIONS
Net revenue..................................  $ 1,630     1,479       3,185      2,943
Cost of sales................................   (1,007)     (922)     (1,978)    (1,836)
                                               -------     -----      ------     ------
  Gross profit...............................      623       557       1,207      1,107
Operating expenses...........................     (138)     (130)       (269)      (259)
SG&A expenses (excluding stock-based
  compensation)..............................     (107)     (103)       (205)      (201)
                                               -------     -----      ------     ------
  Operating cash flow........................      378       324         733        647
Stock-based compensation--SG&A...............      (16)      (17)        (41)       (25)
Depreciation and amortization................     (120)     (114)       (238)      (229)
                                               -------     -----      ------     ------
  Operating income...........................  $   242       193         454        393
                                               =======     =====      ======     ======

    Net revenue includes the following revenue by geographical area:

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $1,140     1,034      2,228      2,059
QVC-UK.........................................      137       129        271        259
QVC-Germany....................................      190       185        385        379
QVC-Japan......................................      163       131        301        246
                                                  ------     -----      -----      -----
  Consolidated.................................   $1,630     1,479      3,185      2,943
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 10.2% and 8.2% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase in revenue is comprised of a $174 million increase due to an increase in the number of units shipped from
35.7 million to 39.1 million and a $12 million increase due to a 1.1% increase in the average sales price per unit ("ASP"). The revenue increases were partially offset by a $13 million decrease due to unfavorable foreign currency rates as the U.S. dollar strengthened against the UK pound sterling, the euro and the Japanese yen and a $22 million decrease due primarily to an increase in product returns. The six month increase in revenue is comprised of a $320 million increase due to an increase in the number of units shipped from
70.4 million to 76.3 million and a $38 million increase due to a 0.6% increase in the ASP. The revenue increases were partially offset by a $57 million decrease due to unfavorable foreign currency rates and a $59 million decrease due primarily to an increase in product returns. Returns as a percent of gross product revenue increased from 18.8% and 18.5% for the three and six months ended June 30, 2005 to 19.2% and 19.3% in 2006 due to a shift in the sales mix from home products to apparel and accessories products, which typically have higher return rates.

    The number of homes receiving QVC's services are as follows:

                                                            HOMES (IN MILLIONS)
                                                          -----------------------
                                                          JUNE 30,   DECEMBER 31,
                                                            2006         2005
                                                          --------   ------------
QVC-US..................................................    91.1         90.8
QVC-UK..................................................    18.7         17.8
QVC-Germany.............................................    37.6         37.4
QVC-Japan...............................................    17.8         16.7

    The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in homes receiving the service is expected to diminish in the UK and Japan. As these markets continue to mature, QVC also expects its consolidated rate of growth in revenue to diminish. Future sales growth will primarily depend on continued additions of new customers from homes already receiving the QVC service, continued growth in sales to existing customers and growth in the number of cable and direct broadcast satellite homes. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service,
(ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital,
(iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

    As noted above, during the three and six months ended June 30, 2006, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar continues to strengthen against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                            PERCENTAGE INCREASE IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30, 2006                   JUNE 30, 2006
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................      10.3%           10.3%            8.2%            8.2%
QVC-UK.......................       6.2%            7.6%            4.6%            9.7%
QVC-Germany..................       2.7%            3.1%            1.6%            6.1%
QVC-Japan....................      24.4%           32.5%           22.4%           33.0%

    QVC's gross profit percentage increased 50 and 30 basis points during the three and six months ending June 30, 2006, respectively, as compared to the corresponding prior year periods. The increases for both periods are primarily due to lower inventory obsolescence provisions and to a lesser extent, higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 6.2% and 3.9% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.5% for the three months ended June 30, 2006 from 8.8% for the comparable period in 2005 and decreased to 8.4% from 8.8% for the six-month period. As a percentage of net revenue, commissions and license fees decreased due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commission and license fee expense decreased as a percentage of net revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In the first quarter of 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. The bad debt provision decreased as a percentage of net revenue in both periods due to lower write-offs on the Company's private label credit card. As a percent of net revenue, order processing and customer service expenses decreased in both periods due to increased Internet sales, the higher ASP and efficiencies in call staffing. Telecommunications expense and credit card processing fees remained consistent as a percent of net revenue in 2006 as compared to 2005.

    QVC's SG&A expenses, which include personnel, information technology, marketing and advertising expenses, were relatively flat for the three and six months ended June 30, 2006, as compared to the corresponding prior year periods.

MATERIAL CHANGES IN FINANCIAL CONDITION

    The Interactive Group's primary sources of liquidity are QVC's cash on hand, cash generated by the operating activities of QVC and Provide, to the extent such cash is not otherwise restricted, and availability under QVC's bank credit facility. In addition, we may issue additional shares of Liberty Interactive Stock, and we may issue additional debt and attribute such debt to the Interactive Group, and in either case, make the proceeds available to the Interactive Group.

    During the six months ended June 30, 2006, the Interactive Group's primary uses of cash were funding the acquisition of Provide ($465 million), repurchases of QVC common stock, capital expenditures and the repurchase of outstanding Liberty Interactive common stock. In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1 billion of outstanding shares of Liberty Interactive Stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the second quarter of 2006, we repurchased 19.3 million shares of Liberty Interactive Series A common stock for aggregate cash consideration of $341 million pursuant to this share repurchase program. We may alter or terminate the stock repurchase program at any time.

    The projected uses of Interactive Group cash for the remainder of 2006 include approximately $1,370 million to retire senior notes that mature in September 2006, approximately $210 million for interest payments on debt attributed to the Interactive Group, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we are unable to quantify such investments at this time.

    Effective March 3, 2006, QVC refinanced its existing bank credit facility with a new $3.5 billion bank credit facility. The QVC Credit Facility is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    During the six months ended June 30, 2006, QVC funded capital expenditures ($98 million) and the repurchase of its common stock from officers and employees ($159 million) with cash on hand and cash generated by operating activities. QVC currently expects to spend approximately $355 million for capital expenditures in 2006. These amounts are expected to be funded by the cash flows of QVC.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Our businesses attributed to the Interactive Group have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible these businesses may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the Interactive Group's attributed financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Interactive Group is exposed to market risk in the normal course of business due to its ongoing investing and financing activities and QVC's subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing management of market risks and the use of financial instruments to manage exposure to such risks.

    The Interactive Group is exposed to changes in interest rates primarily as a result of its borrowings used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of June 30, 2006, the face amount of the Interactive Group's fixed rate debt (considering the effects of interest rate swap agreements) was $4,097 million, which had a weighted average interest rate of 7.15%. The Interactive Group's variable rate debt of $1,647 million had a weighted average interest rate of 6.80% at June 30, 2006.

    The Interactive Group is exposed to changes in stock prices primarily as a result of its investments in IAC/InterActiveCorp and Expedia. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

    The Interactive Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are generally translated at the average rate for the period. Accordingly, the Interactive Group may experience economic loss and a negative impact on attributed earnings and equity solely as a result of foreign currency exchange rate fluctuations.

CAPITAL GROUP

    The other tracking stock created in the Restructuring is intended to reflect the separate performance of the Capital Group. The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group, including controlling interests in SEG, On Command, TruePosition, FUN and OpenTV, as well as minority investments in News Corporation, Time Warner Inc., Sprint Nextel Corporation and other public and private companies and approximately
$4,580 million principal amount of our existing publicly-traded debt.

    The following discussion and analysis provides information concerning the attributed results of operations and financial condition of the Capital Group. Although the Restructuring was not completed until May 9, 2006, the following discussion is presented as though the Restructuring had been completed on January 1, 2005. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2006       2005       2006       2005
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
REVENUE
  SEG.............................................    $264       258        523        512
  Corporate and Other.............................     128       102        244        205
                                                      ----       ---        ---        ---
                                                      $392       360        767        717
                                                      ====       ===        ===        ===
OPERATING CASH FLOW (DEFICIT)
  SEG.............................................    $ 50        47         91         95
  Corporate and Other.............................       3        (2)         5        (10)
                                                      ----       ---        ---        ---
                                                      $ 53        45         96         85
                                                      ====       ===        ===        ===
OPERATING INCOME (LOSS)
  SEG.............................................    $ 44        36         77         72
  Corporate and Other.............................     (40)      (40)       (78)       (74)
                                                      ----       ---        ---        ---
                                                      $  4        (4)        (1)        (2)
                                                      ====       ===        ===        ===

    REVENUE. The Capital Group's combined revenue increased $32 million or 8.9% and $50 million or 7.0% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $11 million and $23 million increases for TruePosition and $11 million and $13 million attributable to FUN, which we acquired in March 2006.

    OPERATING CASH FLOW.  The Capital Group's Operating Cash Flow increased
$8 million or 17.8% and $11 million or 12.9% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $5 million and $14 million increases in TruePosition's operating cash flow for the three and six month periods, respectively.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and
(3) amortization of restricted stock grants.

    Effective January 1, 2006, we adopted Statement No. 123R. Statement
No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record the liability for our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our condensed consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

    In connection with our adoption of Statement 123R, the Capital Group recorded a $2 million transition adjustment, net of related income taxes, which primarily reflects the difference between the fair value and the intrinsic value of the Capital Group liability awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. In addition, the Capital Group recorded $9 million of stock compensation expense for the six months ended June 30, 2006 compared with a credit to stock compensation of $8 million in 2005.

    OPERATING INCOME.  The Capital Group's operating income increased
$8 million and $1 million for the three and six months ended June 30, 2006 and 2005, respectively, as compared to the corresponding prior year periods. Improvements in operating income for TruePosition, SEG and On Command were partially offset by operating losses for FUN.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was fairly comparable over the 2006 and 2005 periods. The slight increase is due primarily to an increase in the amortization of the discount on the exchangeable debentures.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $78 million and $47 million for the six months ended June 30, 2006 and 2005, respectively. Such income increased due to higher invested cash balances. Interest and dividend income for the six months ended June 30, 2006 was comprised of interest income earned on invested cash ($32 million), dividends on News Corp. common stock ($29 million), dividends on other AFS securities ($6 million), and other ($11 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
                                                           AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option features........................................    $140       228
Change in fair value of equity collars...................     (61)      349
Change in fair value of put options......................      (9)      (71)
Change in fair value of borrowed shares..................     105       (27)
Change in fair value of other derivatives................     (23)       52
                                                             ----       ---
                                                             $152       531
                                                             ====       ===

    GAINS (LOSSES) ON DISPOSITIONS. The Capital Group recognized gains on dispositions of $327 million for the six months ended June 30, 2006 and losses on dispositions of $401 million in 2005. The Capital Group's 2006 gains related to the sale of its 50% investment in Court TV ($303 million, including the $124 million of allocated goodwill) and dispositions of certain AFS securities. In the first quarter of 2005, we disposed of interests in certain investments attributed to the Capital Group and recognized $488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain AFS securities and other assets. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. For the six months ended June 30, 2006, the Capital Group had an effective tax rate of 25.1%. Such rate is less than the U.S. federal rate of 35% due to a deferred tax benefit recognized in the first quarter. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into the Capital Group's attributed statement of operations as a deferred tax benefit in the first quarter of 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. Such deferred tax benefit was partially offset by tax expense on the gain on sale of Court TV for which we had higher book basis than tax basis. The Capital Group's effective tax rate was 42.3% for the six months ended June 30, 2005 and differs from the U.S. federal income tax rate of 35% primarily due to provisions for state and foreign taxes.

    NET EARNINGS (LOSS). The Capital Group's net earnings was $338 million and $79 million for the six months ended June 30, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, the Capital Group recognized $34 million of earnings from discontinued operations in 2005.

    SEG. Historically, SEG has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In 2004 and 2005, SEG launched, via the Internet, Starz Ticket and Vongo which are comprised of a stream of the Starz channel and other movie and entertainment content on an on-demand basis. Starz Ticket and Vongo are each offered on a subscription basis, and in addition, Vongo offers content on a pay-per-view basis. Notwithstanding the launches of these new services, substantially all of SEG's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of SEG's affiliation agreements provide for payments to SEG based on the number of subscribers that receive SEG's services. SEG also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the six months ended June 30, 2006, 57.5% of SEG's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. SEG has entered into a new affiliation agreement with Echostar which expires in June 2009. SEG's affiliation agreement with DirecTV expired June 30, 2006, and SEG is currently in negotiations with DirecTV regarding a new agreement. Until a new agreement is consummated with DirecTV, SEG will recognize revenue from DirecTV on a cash basis.

    SEG's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The previous affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, SEG and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain Consumer Price Index ("CPI") adjustments, for EMP through September 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through December 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast has agreed to the elimination of certain future marketing support commitments from SEG. As a result of this new agreement, SEG's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a total of six years and five years, respectively.

    SEG's operating results are as follows:

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2006       2005       2006       2005
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Revenue...........................................   $ 264        258        523        512
Operating expenses................................    (188)      (176)      (377)      (351)
SG&A expenses.....................................     (26)       (35)       (55)       (66)
                                                     -----       ----       ----       ----
  Operating cash flow.............................      50         47         91         95
Depreciation and amortization.....................      (6)       (11)       (14)       (23)
                                                     -----       ----       ----       ----
  Operating income................................   $  44         36         77         72
                                                     =====       ====       ====       ====

    SEG's revenue increased $6 million or 2.3% and $11 million or 2.1% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase is due to a $14 million increase resulting from growth in the average number of subscription units for SEG's services partially offset by an $8 million decrease due to a decrease in the effective rate for SEG's services. The six month increase is due to a $25 million increase resulting from growth in the average number of subscription units for SEG's services partially offset by a $14 million decrease due to a decrease in the effective rate for SEG's services.

    SEG's Starz movie service and its Encore movie service are the primary drivers of SEG's revenue. Starz average subscriptions increased 5.8% and 3.8% for the three and six months ended June 30, 2006, respectively, and Encore average subscriptions increased 8.3% and 7.4%. The effects of these increases in subscription units are somewhat mitigated by the fixed-rate affiliation agreements that SEG has entered into in recent years.

    At June 30, 2006, cable, DTH satellite, and other distribution media represented 67.2%, 31.3% and 1.5%, respectively, of SEG's total subscription units.

    SEG's operating expenses increased 6.8% and 7.4% for the three and six months ended June 30, 2006, respectively, due primarily to increases in programming costs, which increased from $167 million for the three months ended June 30, 2005 to $180 million in 2006 and from $332 million for the six months ended June 30, 2005 to $359 million in 2006. The increases in programming costs are due primarily to $16 million and $32 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

    SEG expects that its full-year programming costs in 2006 will be 5%-7% higher than the 2005 costs due to the amortization described above. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to SEG and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by SEG may differ from the amounts noted above.

    SEG's SG&A expenses decreased 25.7% and 16.7% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to lower sales and marketing expenses of $10 million and $13 million due to the elimination of certain marketing support commitments under the new Comcast affiliation agreement and less marketing activity with other affiliates, partially offset by marketing expenses related to the commercial launch of Vongo. SEG expects that over the course of 2006, additional marketing expenses for Vongo and its traditional services will exceed the benefits derived from lower marketing support requirements for Comcast, and that its full-year 2006 sales and marketing expenses may exceed those of 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

    The Capital Group's sources of liquidity include available cash balances, cash generated by the operating activities of its privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of its public investment portfolio (including derivatives) and dividend and interest receipts. In addition, we may issue additional shares of Liberty Capital common stock, and we may issue debt and attribute such debt to the Capital Group, and in either case, make the cash proceeds available to the Capital Group.

    During the six months ended June 30, 2006, the Capital Group's primary uses of cash were the acquisition of approximately 55% of the common stock of FUN ($200 million), loans to WildBlue Communications, an equity affiliate
($111 million), and net cash transfers of $236 million to the Interactive Group prior to the Restructuring. These investing activities were funded with available cash on hand and proceeds from derivative settlements and asset sales.

    The projected uses of Capital Group cash for the remainder of 2006 include approximately $60 million for interest payments on debt attributed to the Capital Group. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we are unable to quantify such investments at this time.

    In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1 billion of outstanding shares of Liberty Capital Stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. We may alter or terminate the stock repurchase program at any time.

    We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, proceeds from collar expirations and dispositions of non-strategic assets. At June 30, 2006, the Capital Group's sources of liquidity include $2,143 million in cash and marketable debt securities and $6,975 million of non-strategic AFS securities including related derivatives. In addition, we have attributed to the Capital Group $10,020 million of News Corp. common stock which we consider to be a strategic asset. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

    Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to its cash proceeds of approximately $227 million during the remainder of 2006, $385 million in 2007, zero in 2008, $1,180 million in 2009, $1,681 million in 2010 and $1,312 million thereafter upon settlement of its AFS Derivatives.

    Prior to the maturity of the equity collars, the terms of certain of the equity and narrow-band collars allow borrowings against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of June 30, 2006, such borrowing capacity aggregated approximately $4,850 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    The following commitments and contingencies have been attributed to the Captial Group:

    - SEG Programming Fee commitments,

    - total return debt swaps,

    - exchangeable debenture tax contingency,

    - AT&T Tax Sharing Agreement.

    For more information regarding these matters, see footnote 13 to the accompanying condensed consolidated financial statements or our consolidated OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS discussion above.

    In connection with agreements for the sale of certain assets, we typically retain and attribute to the Capital Group liabilities that relate to events occurring prior to the sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to such a liability. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the Capital Group's attributed financial statements with respect to these indemnification guarantees.

    Businesses attributed to the Capital Group have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible these businesses may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the Capital Group's attributed financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Capital Group is exposed to market risk in the normal course of business due to its ongoing investing and financing activities. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

    The Capital Group is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of June 30, 2006, the face amount of the Capital Group's fixed rate debt (considering the effects of interest rate swap agreements) was $4,580 million, which had a weighted average interest rate of 2.6%.

    The Capital Group is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars, narrow-band collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

    Among other factors, changes in the market prices of the securities underlying the AFS Derivatives affect the fair market value of such AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying the Capital Group's equity collars would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in the Capital Group's attributed statement of operations (amounts in millions).

                                                             ESTIMATED AGGREGATE
                                                                FAIR VALUE OF
                                                               EQUITY COLLARS
                                                             -------------------
Fair value at June 30, 2006................................         $  929
5% increase in market prices...............................         $  798
10% increase in market prices..............................         $  666
5% decrease in market prices...............................         $1,058
10% decrease in market prices..............................         $1,187

    At June 30, 2006, the fair value of the Capital Group's AFS securities was $17,831 million. Had the market price of such securities been 10% lower at June 30, 2006, the aggregate value of such securities would have been $1,783 million lower resulting in an increase to unrealized holding losses in other comprehensive earnings (loss). Such decrease would be partially offset by an increase in the value of the Capital Group's AFS Derivatives as noted in the table above.

    In connection with certain of our AFS Derivatives, we periodically borrow shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we have attributed to the Capital Group have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements upon the occurrence of certain events which limit the trading volume of the underlying security. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the Capital Group's attributed statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Old Liberty on
May 8, 2006 and Part I, Item 3 of the Annual Report on Form 10-K filed by Old Liberty on March 8, 2006. There have been no material developments in such legal proceedings during the three months ended June 30, 2006.

ITEM 1A. RISK FACTORS

    THE RISKS DESCRIBED BELOW SUPPLEMENT AND SUPERSEDE THE RISKS DESCRIBED IN
PART I, ITEM 1A OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2005, FILED BY OLD LIBERTY ON MARCH 8, 2006. THE RISKS DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ARE NOT THE ONLY ONES THAT RELATE TO OUR BUSINESSES OR OUR CAPITALIZATION. THE RISKS DESCRIBED BELOW ARE CONSIDERED TO BE THE MOST MATERIAL. HOWEVER, THERE MAY BE OTHER UNKNOWN OR UNPREDICTABLE ECONOMIC, BUSINESS, COMPETITIVE, REGULATORY OR OTHER FACTORS THAT ALSO COULD HAVE MATERIAL ADVERSE EFFECTS ON OUR BUSINESSES. PAST FINANCIAL PERFORMANCE MAY NOT BE A RELIABLE INDICATOR OF FUTURE PERFORMANCE AND HISTORICAL TRENDS SHOULD NOT BE USED TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS. IF ANY OF THE EVENTS DESCRIBED BELOW WERE TO OCCUR, OUR BUSINESSES, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND/OR CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

RISKS FACTORS RELATING TO THE OWNERSHIP OF OUR COMMON STOCK

    The risks described below apply to the ownership of tracking stock in general, and our common stock in particular.

    OUR BOARD OF DIRECTORS CAN CAUSE A SEPARATION OF EITHER GROUP FROM OUR COMPANY BY REDEEMING STOCK OF THAT GROUP FOR STOCK OF A "QUALIFYING" SUBSIDIARY, IN WHICH CASE OUR STOCKHOLDERS MAY SUFFER A LOSS IN VALUE. Our board of directors may, without stockholder approval, redeem all or a portion of the shares of Liberty Interactive common stock or Liberty Capital common stock for shares of one or more of our "qualifying" subsidiaries that own only assets and liabilities attributed to the Interactive Group or the Capital Group, as the case may be, provided that our board of directors has determined that the redemption is expected to qualify for nonrecognition of gain or loss (in whole or in part) for U.S. federal income tax purposes to the holders of the common stock being redeemed. Such a redemption would result in the subsidiary or subsidiaries becoming independent of us. If our board of directors chooses to redeem shares of common stock of a group:

    - the value of the subsidiary shares received in the redemption could be or become less than the value of the common stock redeemed; and/or

    - the market value of any remaining shares of Liberty Interactive common stock or Liberty Capital common stock may decrease from their market value immediately before the redemption.

    The value of the subsidiary shares and/or the market value of the remaining shares of Liberty Interactive common stock and/or Liberty Capital common stock may decrease in part because the subsidiary and/or our remaining businesses may no longer benefit from the advantages of doing business under common ownership.

    HOLDERS OF LIBERTY INTERACTIVE COMMON STOCK AND LIBERTY CAPITAL COMMON STOCK ARE COMMON STOCKHOLDERS OF OUR COMPANY AND ARE, THEREFORE, SUBJECT TO RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMPANY AS A WHOLE, EVEN IF A HOLDER OWNS SHARES OF ONLY THE COMMON STOCK OF ONE OF OUR GROUPS. We retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities attributed to either the Interactive Group or the Capital Group.

Holders of Liberty Interactive common stock and Liberty Capital common stock do not have any legal rights related to specific assets attributed to either of the Interactive Group or the Capital Group and, in any liquidation, holders of Liberty Interactive common stock and holders of Liberty Capital common stock are entitled to receive a pro rata share of our available net assets based on the number of liquidation units that are attributed to each group.

    WE COULD BE REQUIRED TO USE ASSETS ATTRIBUTED TO ONE GROUP TO PAY LIABILITIES ATTRIBUTED TO ANOTHER GROUP. The assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. No provision of our amended charter prevents us from satisfying liabilities of one group with assets of the other group, and our creditors are not in any way limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

    THE MARKET PRICE OF LIBERTY INTERACTIVE COMMON STOCK AND LIBERTY CAPITAL COMMON STOCK MAY NOT REFLECT THE PERFORMANCE OF THE INTERACTIVE GROUP AND THE CAPITAL GROUP, RESPECTIVELY, AS WE INTEND. We cannot assure you that the market price of the common stock of a group does, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty Interactive common stock and Liberty Capital common stock are common stockholders of our company as a whole and, as such, are subject to all risks associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each series of stock of a group may simply reflect the performance of our company as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.

    THE MARKET PRICE OF THE LIBERTY INTERACTIVE COMMON STOCK AND THE LIBERTY CAPITAL COMMON STOCK MAY BE VOLATILE, COULD FLUCTUATE SUBSTANTIALLY AND COULD BE AFFECTED BY FACTORS THAT DO NOT AFFECT TRADITIONAL COMMON STOCK. To the extent the market price of the Liberty Interactive common stock or the Liberty Capital common stock track the performance of more focused groups of businesses, assets and liabilities than those of our company as a whole, the market prices of these stocks may be more volatile than that experienced by our common stock before we implemented our tracking stock structure. The market prices of the Liberty Interactive common stock and the Liberty Capital common stock may be materially affected by, among other things:

    - actual or anticipated fluctuations in either group's operating results or in the operating results of particular companies attributable to either group;

    - potential acquisition activity by us or the companies in which we invest;

    - issuances of debt or equity securities to raise capital by us or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

    - changes in financial estimates by securities analysts regarding the Liberty Interactive common stock or the Liberty Capital common stock or the companies attributable to either group;

    - the complex nature and the potential difficulties investors may have in understanding the terms of the Liberty Interactive common stock and the Liberty Capital common stock, as well as concerns regarding the possible effect of certain of those terms on an investment in the stock relating to either group; or

    - general market conditions.

    THE MARKET VALUE OF BOTH THE LIBERTY INTERACTIVE COMMON STOCK AND THE LIBERTY CAPITAL COMMON STOCK COULD BE ADVERSELY AFFECTED BY EVENTS INVOLVING THE ASSETS AND BUSINESSES ATTRIBUTED TO ONLY ONE OF SUCH GROUPS. Events relating to one of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may adversely affect the market value of the common stock of both of our groups. Because we are the issuer of both the Liberty Interactive common stock and the Liberty Capital common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups may, by association, cause an adverse reaction to the common stock of the other group. This could occur even if the triggering event is not material to us as a whole. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, would continue to affect our credit rating, and that of our subsidiaries, and therefore could increase the borrowing costs of businesses attributable to the other group or the borrowing costs of our company as a whole.

    WE MAY NOT PAY DIVIDENDS EQUALLY OR AT ALL ON LIBERTY INTERACTIVE COMMON STOCK OR LIBERTY CAPITAL COMMON STOCK. We do not presently intend to pay cash dividends on either the Liberty Interactive common stock or the Liberty Capital common stock for the foreseeable future. However, we have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce our assets legally available to be paid as dividends on the shares relating to the other group.

    OUR TRACKING STOCK CAPITAL STRUCTURE COULD CREATE CONFLICTS OF INTEREST, AND OUR BOARD OF DIRECTORS MAY MAKE DECISIONS THAT COULD ADVERSELY AFFECT ONLY SOME HOLDERS OF OUR COMMON STOCK. Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Interactive Group and the Capital Group. Our officers and directors owe fiduciary duties to all of our stockholders. The fiduciary duties owed by such officers and directors are to our company as a whole, and decisions deemed to be in the best interest of our company may not be in the best interest of a particular group when considered independently. Examples include:

    - decisions as to the terms of any business relationships that may be created between the Interactive Group and the Capital Group or the terms of any transfer of assets between the groups;

    - decisions as to the allocation of consideration between the holders of the Liberty Interactive common stock and the Liberty Capital common stock, or between the stocks relating to either group, to be received in connection with a merger involving our company;

    - decisions as to the allocation of corporate opportunities between the two groups, especially where the opportunities might meet the strategic business objectives of both groups;

    - decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

    - decisions as to the conversion of shares of Liberty Interactive common stock into shares of Liberty Capital common stock;

    - decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in the other;

    - decisions as to the internal or external financing attributable to businesses or assets attributed to either group;

    - decisions as to the dispositions of assets of either group; and

    - decisions as to the payment of dividends on the stock relating to either group.

    In addition, if directors own disproportionate interests (in percentage or value terms) in the Liberty Interactive common stock or the Liberty Capital common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of the Liberty Interactive common stock and the Liberty Capital common stock.

    OTHER THAN PURSUANT TO CERTAIN GENERAL MANAGEMENT AND ALLOCATION POLICIES, WE HAVE NOT ADOPTED ANY SPECIFIC PROCEDURES FOR CONSIDERATION OF MATTERS INVOLVING A DIVERGENCE OF INTERESTS AMONG HOLDERS OF SHARES OF STOCK RELATING TO THE TWO DIFFERENT GROUPS, OR AMONG HOLDERS OF DIFFERENT SERIES OF STOCK RELATING TO A SPECIFIC GROUP. Our board of directors has adopted certain general management and allocation policies to serve as guidelines in making decisions regarding the relationships between the Interactive Group and the Capital Group with respect to matters such as tax liabilities and benefits, inter-group loans, attribution of assets to either group, financing alternatives, corporate opportunities and similar items. These procedures are general and do not provide specific guidance for addressing matters involving a divergence of interests among holders of shares of stock relating to the two different groups, or among holders of different series of stock relating to a specific group. Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

    - obtain information regarding the divergence (or potential divergence) of interests;

    - determine under what circumstances to seek the assistance of outside advisers;

    - determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and

    - assess what is in its best interests and the best interests of all of our stockholders.

    HOLDERS OF SHARES OF STOCK RELATING TO A PARTICULAR GROUP MAY NOT HAVE ANY REMEDIES IF ANY ACTION BY OUR DIRECTORS OR OFFICERS HAS AN ADVERSE EFFECT ON ONLY THAT STOCK, OR ON A PARTICULAR SERIES OF THAT STOCK. Principles of Delaware law and the provisions of our amended charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, our board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders and does not have separate or additional duties to any subset of stockholders. Recent judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. The business judgment rule generally provides that a director or officer of our company may be deemed to have satisfied his or her fiduciary duties to our company if that person acts in a manner he or she believes in good faith to be in the best interests of our company as a whole, and not of any single group of our stockholders. As a result, in some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Therefore, under the principles of Delaware law referred to above and the business judgment rule, you may not be able to challenge decisions that you believe have a disparate impact upon the stockholders of the two groups if our board of directors is disinterested, adequately informed with respect to its decisions and acts in good faith, on behalf of all its stockholders.

    OUR BOARD OF DIRECTORS MAY CHANGE THE MANAGEMENT AND ALLOCATION POLICIES TO THE DETRIMENT OF EITHER GROUP WITHOUT STOCKHOLDER APPROVAL. Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between the Interactive Group and the Capital Group with respect to matters such as tax liabilities and benefits, inter-group loans, attribution of assets to either group, financing alternatives, corporate opportunities and similar items. Our board of directors may at any time change, or make exceptions to these policies. Because these policies relate to matters concerning the day to day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other group.

    STOCKHOLDERS WILL NOT VOTE ON HOW TO ATTRIBUTE CONSIDERATION RECEIVED IN CONNECTION WITH A MERGER INVOLVING OUR COMPANY AMONG HOLDERS OF LIBERTY INTERACTIVE COMMON STOCK AND LIBERTY CAPITAL COMMON STOCK. Our amended charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our company is to be attributed to the holders of Liberty Interactive common stock and holders of Liberty Capital common stock or to the holders of different series of stock, and neither the holders of Liberty Interactive common stock nor the holders of Liberty Capital common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our company between holders of Liberty Interactive common stock and Liberty Capital common stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of stock, might have materially different results, the consideration to be received by holders of Liberty Interactive common stock and Liberty Capital common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

    WE MAY DISPOSE OF ASSETS OF EITHER THE INTERACTIVE GROUP OR THE CAPITAL GROUP WITHOUT YOUR APPROVAL. Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our amended charter does not require a separate class vote in the case of a sale of a significant amount of assets of either group. As long as the assets attributed to either the Interactive Group or the Capital Group represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of that group without any stockholder approval. Based on the current composition of the groups, we believe that a sale of all or substantially all of the assets of either group, on a stand alone basis, would not be considered a sale of substantially all of the assets of our company requiring stockholder approval.

    If we dispose of all or substantially all of the assets of either group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we will be required, if the disposition is not an exempt disposition under the terms of our amended charter, to choose one or more of the following three alternatives:

    - declare and pay a dividend on the disposing group's common stock;

    - redeem shares of the disposing group's common stock according to ratios set out in our amended charter; and/or

    - convert all of the disposing group's outstanding common stock into common stock of the other group.

    In this type of a transaction, holders of the disposing group's common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group.

    Our board of directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of either group of our common stock.

    HOLDERS OF LIBERTY INTERACTIVE COMMON STOCK OR LIBERTY CAPITAL COMMON STOCK MAY RECEIVE LESS CONSIDERATION UPON A SALE OF THE ASSETS ATTRIBUTED TO THAT GROUP THAN IF THAT GROUP WERE A SEPARATE COMPANY. If the Interactive Group or the Capital Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company might receive a greater amount of proceeds than the holders of Liberty Interactive common stock or the Liberty Capital common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty Interactive common stock or Liberty Capital common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group.

    IF WE SELL ALL OR SUBSTANTIALLY ALL OF THE ASSETS ATTRIBUTED TO THE INTERACTIVE GROUP OR THE CAPITAL GROUP, OUR BOARD OF DIRECTORS MAY TAKE ACTIONS WITH RESPECT TO THE SHARES OF COMMON STOCK OF THAT GROUP WHICH COULD RESULT IN A LOSS OF VALUE FOR STOCKHOLDERS. We have the right to dispose of the assets of the Interactive Group or the Capital Group, in whole or in part. If we dispose of all or substantially all of the assets of either group, then our board of directors can decide to: (i) dividend an amount equal to the net proceeds to holders of that group's common stock, on a pro rata basis; (ii) convert the shares of that group's common stock into shares of the other group's common stock at a 110% premium to market; (iii) redeem shares of that group's common stock for cash, securities or other assets with a fair value equal to such net proceeds; or (iv) do a combination of the foregoing. There is no requirement that the action taken by our board of directors be tax-free to the holders of the shares of common stock of that group. In any of the foregoing cases, stockholders could suffer a loss in the value of their investment in our company.

    FOLLOWING MAY 9, 2007, THE FIRST ANNIVERSARY OF THE IMPLEMENTATION OF OUR TRACKING STOCK STRUCTURE (ABSENT AN EARLIER TRIGGERING EVENT), OUR BOARD OF DIRECTORS MAY IN ITS SOLE DISCRETION ELECT TO CONVERT LIBERTY INTERACTIVE COMMON STOCK INTO LIBERTY CAPITAL COMMON STOCK, THEREBY CHANGING THE NATURE OF YOUR INVESTMENT AND POSSIBLY DILUTING YOUR ECONOMIC INTEREST IN OUR COMPANY, WHICH COULD RESULT IN A LOSS IN VALUE TO YOU. Our amended charter permits our board of directors, in its sole discretion, after May 9, 2007 (absent an earlier triggering event), to convert each share of each Liberty Interactive Series A, Series B and Series C common stock into a number of shares of the corresponding series of Liberty Capital common stock at a ratio based on the relative trading prices of the Liberty Interactive Series A common stock (or another series of Liberty Interactive common stock subject to certain limitations) and the Liberty Capital Series A common stock (or another series of Liberty Capital common stock subject to certain limitations) over a specified 60-trading day period. We cannot predict the impact on the market value of our stock of (1) our board of directors' ability to effect any such conversion or (2) the exercise of this conversion right by us. In addition, our board of directors may effect such a conversion at a time when the market value of its stock could cause the stockholders of one group to be disadvantaged.

    HOLDERS OF LIBERTY INTERACTIVE COMMON STOCK AND HOLDERS OF LIBERTY CAPITAL COMMON STOCK VOTE TOGETHER AND HAVE LIMITED SEPARATE VOTING RIGHTS. Holders of Liberty Interactive common stock and Liberty Capital common stock vote together as a single class, except in certain limited circumstances prescribed by our amended charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of either group have no voting rights, other than those required under Delaware law. When holders of Liberty Interactive common stock and Liberty

Capital common stock vote together as a single class, holders having a majority of the votes are in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than the other.

    OUR CAPITAL STRUCTURE AS WELL AS THE FACT THAT THE INTERACTIVE GROUP AND THE CAPITAL GROUP ARE NOT INDEPENDENT COMPANIES MAY INHIBIT OR PREVENT ACQUISITION BIDS FOR THE INTERACTIVE GROUP OR THE CAPITAL GROUP. If the Interactive Group and the Capital Group were separate independent companies, any person interested in acquiring either the Interactive Group or the Capital Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend Liberty Interactive common stock and Liberty Capital common stock to reflect the separate economic performance of the Interactive Group and the Capital Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of our company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies which do not have capital structures similar to ours.

    CHANGES IN THE TAX LAW OR IN THE INTERPRETATION OF CURRENT TAX LAW MAY RESULT IN THE CESSATION OF THE ISSUANCE OF SHARES OF LIBERTY INTERACTIVE COMMON STOCK AND/OR LIBERTY CAPITAL COMMON STOCK OR THE CONVERSION OF LIBERTY INTERACTIVE COMMON STOCK INTO LIBERTY CAPITAL COMMON STOCK. If, due to a change in tax law or a change in the interpretation of current tax law, there are adverse tax consequences resulting from the issuance of Liberty Interactive common stock and/or Liberty Capital common stock, it is possible that we would not issue additional shares of Liberty Interactive common stock and/or Liberty Capital common stock even if we would otherwise choose to do so. This possibility could affect the value of Liberty Interactive common stock and Liberty Capital common stock then outstanding. In addition, we may elect to convert Liberty Interactive common stock into Liberty Capital common stock, thereby diluting the interests of holders of Liberty Capital common stock and changing the nature of your investment, which could result in a loss in value.

    IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF DOING SO MAY BE BENEFICIAL TO OUR STOCKHOLDERS. Certain provisions of our amended charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

    - authorizing a capital structure with multiple series of common stock, a Series B common stock of each group that entitles the holders to ten votes per share, a Series A common stock of each group that entitles the holder to one vote per share, and a Series C common stock of each group that except as otherwise required by applicable law, entitles the holder to no voting rights;

    - authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

    - classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

    - limiting who may call special meetings of stockholders;

    - prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders; and

    - establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    Our chairman, John C. Malone, has the power to direct the vote of approximately 30% of our outstanding voting power and approximately 89% of our outstanding Series B shares.

RISK FACTORS RELATING TO OUR COMPANY, THE INTERACTIVE GROUP AND THE CAPITAL
  GROUP

    The risks described below apply to our company and to the businesses, assets and liabilities attributable to both the Interactive Group and the Capital Group.

    WE DO NOT HAVE THE RIGHT TO MANAGE OUR BUSINESS AFFILIATES, WHICH MEANS WE ARE NOT ABLE TO CAUSE THOSE AFFILIATES TO OPERATE IN A MANNER THAT IS FAVORABLE TO US. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority stake) attributed to either the Interactive Group or the Capital Group. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken.

    IF WE FAIL TO MEET REQUIRED CAPITAL CALLS TO A BUSINESS AFFILIATE, WE COULD BE FORCED TO SELL OUR INTEREST IN THAT COMPANY, OUR INTEREST IN THAT COMPANY COULD BE DILUTED OR WE COULD FORFEIT IMPORTANT RIGHTS. We are a party to stockholder and partnership agreements relating to our equity interest in business affiliates that provide for possible capital calls on stockholders and partners. Our failure to meet a capital call, or other commitment to provide capital or loans to a particular business affiliate, may have adverse consequences to us and the group to which that business affiliate is attributed. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash. See "--A substantial portion of the consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations." below.

    THE LIQUIDITY AND VALUE OF OUR INTERESTS IN OUR BUSINESS AFFILIATES MAY BE AFFECTED BY MARKET CONDITIONS BEYOND OUR CONTROL THAT COULD CAUSE US TO TAKE SIGNIFICANT IMPAIRMENT CHARGES DUE TO OTHER THAN TEMPORARY DECLINES IN THE MARKET VALUE OF OUR AVAILABLE FOR SALE SECURITIES. Included among the assets attributable to each group are equity interests in one or more publicly-traded companies which are accounted for as available for sale securities. The value of these interests may be affected by economic and market conditions that are beyond our control. We are required by U.S. generally accepted accounting principles to determine, from time to time, whether a decline in the market value of any of those investments below our cost for that investment is other than temporary. If we determine that the decline is other than temporary, we are required to write down its cost to a new cost basis, with the amount of the write-down accounted for as a realized loss in the determination of net income for the period in which the write-down occurs. We have at times realized significant losses due to other than temporary declines in the fair value of certain of our available for sale securities, and our company and either group may be required to realize further losses of this nature in future periods. A number of factors are used in determining the fair value of an investment and whether any decline in an investment is other than temporary. As the assessment of fair value and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, the actual amount we may eventually realize for an investment could differ materially from our assessment of the value of that investment made in an earlier period. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

    A SUBSTANTIAL PORTION OF THE CONSOLIDATED DEBT ATTRIBUTED TO EACH GROUP IS HELD ABOVE THE OPERATING SUBSIDIARY LEVEL, AND WE COULD BE UNABLE IN THE FUTURE TO OBTAIN CASH IN AMOUNTS SUFFICIENT TO SERVICE THAT DEBT AND OUR OTHER FINANCIAL OBLIGATIONS. As of June 30, 2006, Liberty Media LLC, which is a wholly owned subsidiary of our company, had $9.056 billion principal amount of debt outstanding. Our ability to meet the financial obligations of Liberty Media LLC and our other financial obligations will depend upon our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years.

    The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty Media LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners.

    Neither we nor Liberty Media LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company or Liberty Media LLC.

    BOTH THE INTERACTIVE GROUP AND THE CAPITAL GROUP DEPEND ON A LIMITED NUMBER OF POTENTIAL CUSTOMERS FOR CARRIAGE OF THEIR PROGRAMMING. The cable television and direct-to-home satellite industries have been undergoing a period of consolidation. As a result, the number of potential buyers of the programming services attributable to these groups is decreasing. In this more concentrated market, there can be no assurance that the owned and affiliated program suppliers attributed to either group will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all.

    RAPID TECHNOLOGICAL ADVANCES COULD RENDER THE PRODUCTS AND SERVICES OFFERED BY BOTH GROUP'S SUBSIDIARIES AND BUSINESS AFFILIATES OBSOLETE OR NON-COMPETITIVE. The subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so may adversely affect the group to which they are attributed.

    CERTAIN OF OUR SUBSIDIARIES AND BUSINESS AFFILIATES DEPEND ON THEIR RELATIONSHIPS WITH THIRD PARTY DISTRIBUTION CHANNELS, SUPPLIERS AND ADVERTISERS AND ANY ADVERSE CHANGES IN THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND THOSE ATTRIBUTED TO EITHER GROUP. An important component of the success of our subsidiaries and business affiliates is their ability to maintain their existing, as well as build new, relationships with third party distribution channels, suppliers and advertisers, among other parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations and those attributed to either group.

    ADVERSE EVENTS OR TRENDS IN THE INDUSTRIES IN WHICH THE SUBSIDIARIES AND BUSINESS AFFILIATES ATTRIBUTED TO EITHER GROUP OPERATE COULD HARM THAT
GROUP. In general, the subsidiaries and business affiliates in both groups are sensitive to trends and events that are outside their control. For example, adverse trends or events, such as general downturns, decreases in consumer spending and natural or other disasters, among other adverse events and trends, could have a significantly negative impact on both groups.

    THE SUBSIDIARIES AND BUSINESS AFFILIATES ATTRIBUTABLE TO EACH GROUP ARE SUBJECT TO RISKS OF ADVERSE GOVERNMENT REGULATION. Programming services, cable television systems, the Internet, telephony services and satellite carriers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar entities. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to certain of the Interactive Group's subsidiaries' and business affiliates' products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by those subsidiaries and business affiliates, which could have a material adverse effect on their business. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business and the business of the affiliates attributed to each group will not be adversely affected by future legislation, new regulation or deregulation.

    THE SUCCESS OF CERTAIN OF THE GROUPS' SUBSIDIARIES AND BUSINESS AFFILIATES WHOSE BUSINESSES INVOLVE THE INTERNET DEPENDS ON MAINTAINING THE INTEGRITY OF THEIR SYSTEMS AND INFRASTRUCTURE. A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. If the security measures of any of our subsidiaries or business affiliates engaged in online commerce were to be compromised, it could have a detrimental effect on their reputation and adversely affect their ability to attract customers.

    Computer viruses transmitted over the Internet have significantly increased in recent years, thereby increasing the possibility of disabling attacks on and damage to websites of our subsidiaries and business affiliates whose businesses are dependent on the Internet. In addition, certain of the subsidiaries and business affiliates attributed to each group rely on third-party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in these services, or a deterioration in their performance, could impair the ability of these subsidiaries and business affiliates to process transactions for their customers and the quality of service they can offer to them.

    CERTAIN OF THE SUBSIDIARIES AND BUSINESS AFFILIATES ATTRIBUTED TO BOTH GROUPS HAVE SIGNIFICANT OPERATIONS OUTSIDE OF THE UNITED STATES THAT ARE SUBJECT TO NUMEROUS OPERATIONAL AND FINANCIAL RISKS. Certain of the subsidiaries and business affiliates attributed to both groups have significant operations in countries other than the United States and are subject to the following risks inherent in international operations:

    - fluctuations in currency exchange rates;

    - longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

    - recessionary conditions and economic instability affecting overseas markets;

    - potentially adverse tax consequences;

    - export and import restrictions, tariffs and other trade barriers;

    - increases in taxes and governmental royalties and fees;

    - involuntary renegotiation of contracts with foreign governments;

    - changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

    - difficulties in staffing and managing international operations; and

    - political unrest that may result in disruptions of services that are critical to their international businesses.

    THE SUCCESS OF CERTAIN OF THE SUBSIDIARIES AND BUSINESS AFFILIATES ATTRIBUTED TO EACH GROUP IS DEPENDENT UPON AUDIENCE ACCEPTANCE OF ITS PROGRAMS AND PROGRAMMING SERVICES WHICH IS DIFFICULT TO PREDICT. Entertainment content production and premium subscription television program services are inherently risky businesses because the revenue derived from the production and distribution of a cable program and the exhibition of theatrical feature films and other programming depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a cable program or premium subscription television service depends upon the quality and acceptance of other competing programs and films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television program services are important factors when cable television and DTH satellite providers negotiate affiliation agreements and, in the case of cable programming, when advertising rates are negotiated. Consequently, low public acceptance of cable programs and premium subscription television program services will have an adverse effect on the results of operations of the Interactive Group and the Capital Group.

    INCREASED PROGRAMMING AND CONTENT COSTS MAY ADVERSELY AFFECT
PROFITS. Subsidiaries and business affiliates attributable to each group produce programming and incur costs for all types of creative talent including actors, writers and producers. These subsidiaries and business affiliates also acquire programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming may lead to decreased profitability.

RISK FACTORS RELATING TO QVC

    The risks described below are unique to QVC, which constitutes the primary business attributed to the Interactive Group.

    QVC CONDUCTS ITS MERCHANDISING BUSINESSES UNDER HIGHLY COMPETITIVE CONDITIONS. Although QVC is the nation's largest home shopping network, it has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If QVC does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

    QVC'S SALES AND OPERATING RESULTS DEPEND ON ITS ABILITY TO PREDICT OR RESPOND TO CONSUMER PREFERENCES. QVC's sales and operating results depend in part on its ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. QVC develops new retail concepts and continuously adjusts its product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on QVC's business. Consumer spending may be affected by many factors outside of QVC's control, including competition from store-based retailers, mail-order and Internet companies, consumer confidence and preferences, and general economic conditions.

    QVC's success depends in large part on its ability to recruit and retain key employees capable of executing its unique business model. QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We can not assure you that if QVC experiences turnover of its key employees, they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) N/A

    (b) N/A

    (c) Purchases of Equity Securities by the Issuer

                                                                                  (D) MAXIMUM NUMBER
                                                                                    (OR APPROXIMATE
                                                                                   DOLLAR VALUE) OF
                                             (B)         (C) TOTAL NUMBER OF      SHARES THAT MAY YET
                       (A) TOTAL NUMBER    AVERAGE     SHARES PURCHASED AS PART   BE PURCHASED UNDER
                          OF SHARES       PRICE PAID    OF PUBLICLY ANNOUNCED        THE PLANS OR
PERIOD                    PURCHASED       PER SHARE       PLANS OR PROGRAMS            PROGRAMS
------                 ----------------   ----------   ------------------------   -------------------
April 1-30, 2006.....             --            --                    --            $1,000,000,000
May 1-31, 2006.......      7,177,246        $18.09             7,177,246            $  870,187,379
June 1-30, 2006......     12,098,651        $17.37            12,098,651            $  659,994,458

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of stockholders held on May 9, 2006, the following matters were voted on and approved by the stockholders of the Company:

1.  Election of the following to the Company's Board of Directors:

                                                             VOTES FOR     VOTES WITHHELD
                                                           -------------   --------------
Donne F. Fisher..........................................  3,595,084,157    299,279,951
Gregory B. Maffei........................................  3,579,850,785    314,513,323
M. LaVoy Robison.........................................  3,595,142,057    299,222,051

    The foregoing nominees also served on the Company's board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Robert R. Bennett, Paul A. Gould, John C. Malone, David E. Rapley and Larry E. Romrell. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.

                                                          VOTES FOR     VOTES AGAINST   ABSTENTIONS
                                                        -------------   -------------   -----------
2.   Approval of the Merger Proposal pursuant to which  3,122,233,958     69,758,327    274,883,595
       Liberty Media Corporation became a wholly-owned
       subsidiary of a newly formed holding company
       (New Liberty), and New Liberty became the
       publicly-traded parent company of Liberty Media
       Corporation.

3.   Approval of the Tracking Stock Proposal to amend   3,115,202,831     76,785,477    274,887,572
       and restate New Liberty's certificate of
       incorporation to provide for the creation of
       two new tracking stocks.

                                                          VOTES FOR     VOTES AGAINST   ABSTENTIONS
                                                        -------------   -------------   -----------
4.   Approval of the Optional Conversion Proposal top   3,077,555,164    114,101,093    275,219,623
       rovide the board of directors with discretion
       to convert shares of Liberty Interactive common
       stock into share of Liberty Capital common
       stock (except in certain circumstances).

5.   Approval of the Optional Redemption Proposal to    3,095,828,903     96,427,587    274,619,390
       provide the board of directors with discretion
       to redeem shares of Liberty Interactive common
       stock or Liberty Capital common stock for
       shares of a company whose assets consist
       entirely of assets which were previously
       attributed to the group to which the redeemed
       shares relate.

6.   Approval of the Group Disposition Proposal to      3,094,948,506     97,451,372    274,476,002
       provide the board of directors with discretion
       to permit the sale of all or substantially all
       of the assets of a group without the vote of
       the holders of the stock of that group, if the
       net proceeds of such sale are distributed to
       the holders of that stock, that stock is
       converted into stock of the other group, or a
       combination of the foregoing is effected.

There were 427,488,228 broker non-votes with respect to proposals 2-6 above.

7.   Ratification of KPMG LLP as the Company's          3,604,830,782     15,442,931    274,090,395
       independent auditors for the fiscal year ended
       December 31, 2006. There were no broker
       non-votes with respect to this proposal.

    Included in abstentions for proposals 2-7 are 270,772,067 votes for which proxies were not returned.

ITEM 6. EXHIBITS

    (a) Exhibits

2     Plan of Acquisition, Reorganization, Arrangement, Liquidation or
      Succession:

      2.1 Agreement and Plan of Merger, dated April 6, 2006, by and among Liberty Media LLC, the Registrant and LMC
            MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to
            Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant, as filed on April 6, 2006 (File
            No. 333-132452))

4     Instruments Defining the Rights of Security Holders:

      4.1   Specimen certificate for shares of the Registrant's Liberty
            Interactive Series A common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.1 to the Current
            Report on Form 8-K of the Registrant, as filed on May 15, 2006 (File No. 000-51990) (the "May 15 8-K"))

      4.2   Specimen certificate for shares of the Registrant's Liberty
            Interactive Series B common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.2 to the May 15
            8-K)

      4.3   Specimen certificate for shares of the Registrant's Liberty
            Capital Series A common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.3 to the May 15 8-K)

      4.4   Specimen certificate for shares of the Registrant's Liberty
            Capital Series B common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.4 to the May 15 8-K)

10    Material Contracts:

      10.1 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective May 9, 2006) (the "Incentive Plan")
            (incorporated by reference to Exhibit 10.1 to the May 15
            8-K)

      10.2  Liberty Media Corporation 2002 Nonemployee Director
            Incentive Plan (As Amended and Restated Effective May 9,
            2006) (the "Director Plan") (incorporated by reference to the May 15 8-K)

      10.3  Form of Non-Qualified Stock Option Agreement under the
            Incentive Plan [for certain designated award recipients]
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q of Liberty Media LLC for the quarter ended March 31, 2006, as filed on May 8, 2006 (File
            No. 001-16615) (the "Old Liberty 10-Q"))

      10.4  Form of Non-Qualified Stock Option Agreement under the
            Incentive Plan [for all other award recipients](incorporated by reference to Exhibit 10.3 to the Old Liberty 10-Q)

      10.5  Form of Restricted Stock Award Agreement under the Incentive
            Plan [for certain designated award recipients](incorporated by reference to Exhibit 10.4 to the Old Liberty 10-Q)

      10.6  Form of Stock Appreciation Rights Agreement under the
            Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Liberty Media LLC for the year ended December 31, 2004, as filed on March 15, 2005
            (File No. 001-16615) (the "Old Liberty 10-K"))

      10.7  Form of Stock Appreciation Rights Agreement under the
            Director Plan (incorporated by reference to Exhibit 10.21 to the Old Liberty 10-K)

31.1  Rule 13a-14(a)/15d-14(a) Certification*

31.2  Rule 13a-14(a)/15d-14(a) Certification*

31.3  Rule 13a-14(a)/15d-14(a) Certification*

32    Section 1350 Certification*

99.1  Attributed Financial Information for Tracking Stock Groups*

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        LIBERTY MEDIA CORPORATION

Date: August 9, 2006                         By:  /s/ CHARLES Y. TANABE
                                                  ------------------------------------------
                                                  Charles Y. Tanabe
                                                  Senior Vice President and
                                                  General Counsel

Date: August 9, 2006                         By:  /s/ DAVID J.A. FLOWERS
                                                  ------------------------------------------
                                                  David J.A. Flowers
                                                  Senior Vice President
                                                  and Treasurer
                                                  (Principal Financial Officer)

Date: August 9, 2006                         By:  /s/ CHRISTOPHER W. SHEAN
                                                  ------------------------------------------
                                                  Christopher W. Shean
                                                  Senior Vice President and Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2     Plan of Acquisition, Reorganization, Arrangement, Liquidation or
      Succession:

      2.1 Agreement and Plan of Merger, dated April 6, 2006, by and among Liberty Media LLC, the Registrant and LMC
            MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to
            Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant, as filed on April 6, 2006 (File
            No. 333-132452))

4     Instruments Defining the Rights of Security Holders:

      4.1   Specimen certificate for shares of the Registrant's Liberty
            Interactive Series A common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.1 to the Current
            Report on Form 8-K of the Registrant, as filed on May 15, 2006 (File No. 000-51990) (the "May 15 8-K"))

      4.2   Specimen certificate for shares of the Registrant's Liberty
            Interactive Series B common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.2 to the May 15
            8-K)

      4.3   Specimen certificate for shares of the Registrant's Liberty
            Capital Series A common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.3 to the May 15 8-K)

      4.4   Specimen certificate for shares of the Registrant's Liberty
            Capital Series B common stock, par value $.01 per share
            (incorporated by reference to Exhibit 4.4 to the May 15 8-K)

10    Material Contracts:

      10.1 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective May 9, 2006) (the "Incentive Plan")
            (incorporated by reference to Exhibit 10.1 to the May 15
            8-K)

      10.2  Liberty Media Corporation 2002 Nonemployee Director
            Incentive Plan (As Amended and Restated Effective May 9,
            2006) (the "Director Plan") (incorporated by reference to the May 15 8-K)

      10.3  Form of Non-Qualified Stock Option Agreement under the
            Incentive Plan [for certain designated award recipients]
            (incorporated by reference to Exhibit 10.2 to the Quarterly
            Report on Form 10-Q of Liberty Media LLC for the quarter ended March 31, 2006, as filed on May 8, 2006 (File
            No. 001-16615) (the "Old Liberty 10-Q"))

      10.4  Form of Non-Qualified Stock Option Agreement under the
            Incentive Plan [for all other award recipients]
            (incorporated by reference to Exhibit 10.3 to the Old
            Liberty 10-Q)

      10.5  Form of Restricted Stock Award Agreement under the Incentive
            Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.4 to the Old Liberty 10-Q)

      10.6  Form of Stock Appreciation Rights Agreement under the
            Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Liberty Media LLC for the year ended December 31, 2004, as filed on March 15, 2005
            (File No. 001-16615) (the "Old Liberty 10-K"))

      10.7  Form of Stock Appreciation Rights Agreement under the
            Director Plan (incorporated by reference to Exhibit 10.21 to the Old Liberty 10-K)

31.1  Rule 13a-14(a)/15d-14(a) Certification*

31.2  Rule 13a-14(a)/15d-14(a) Certification*

31.3  Rule 13a-14(a)/15d-14(a) Certification*

32    Section 1350 Certification*

99.1  Attributed Financial Information for Tracking Stock Groups*

------------------------

*   Filed herewith