Form 10-Q
period 2006-09-30
LIBERTY MEDIA CORP
filed 2006-11-06
CIK 1355096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO

                   COMMISSION FILE NUMBER 000-51990

                            ------------------------

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 84-1288730
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

           12300 LIBERTY BOULEVARD
             ENGLEWOOD, COLORADO                                   80112
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400
                            ------------------------

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2006 was:

           Liberty Capital Series A common stock 134,449,648 shares;
            Liberty Capital Series B common stock 6,019,680 shares;
       Liberty Interactive Series A common stock 627,912,747 shares; and
          Liberty Interactive Series B common stock 30,007,839 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2006            2005
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 2,597          1,946
  Trade and other receivables, net..........................        1,188          1,106
  Inventory, net............................................          905            719
  Program rights............................................          559            599
  Derivative instruments (note 10)..........................          228            661
  Other current assets......................................          234            129
                                                                  -------         ------
    Total current assets....................................        5,711          5,160
                                                                  -------         ------
Investments in available-for-sale securities and other cost
  investments, including $1,877 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 8)..................................................       20,262         18,497
Long-term derivative instruments (note 10)..................        1,306          1,123
Investments in affiliates, accounted for using the equity
  method....................................................        1,825          1,908

Property and equipment, at cost.............................        1,935          1,726
Accumulated depreciation....................................         (665)          (595)
                                                                  -------         ------
                                                                    1,270          1,131
                                                                  -------         ------
Intangible assets not subject to amortization:
  Goodwill (note 9).........................................        7,796          6,953
  Trademarks................................................        2,466          2,385
                                                                  -------         ------
                                                                   10,262          9,338
                                                                  -------         ------

Intangible assets subject to amortization, net..............        4,036          4,028
Other assets, at cost, net of accumulated amortization......          950            767
                                                                  -------         ------
    Total assets............................................      $45,622         41,952
                                                                  =======         ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2006            2005
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    595             516
  Accrued liabilities.......................................        1,145           1,150
  Derivative instruments (note 10)..........................        1,880           1,939
  Current portion of debt (note 11).........................           19           1,379
  Other current liabilities.................................          174             302
                                                                 --------         -------
    Total current liabilities...............................        3,813           5,286
                                                                 --------         -------
Long-term debt (note 11)....................................        8,933           6,371
Long-term derivative instruments (note 10)..................        1,147           1,087
Deferred income tax liabilities.............................        9,669           8,728
Other liabilities...........................................        1,386           1,070
                                                                 --------         -------
    Total liabilities.......................................       24,948          22,542
                                                                 --------         -------
Minority interests in equity of subsidiaries................          288             290

Stockholders' equity (note 12):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................           --              --
  Liberty Capital Series A common stock, $.01 par value.
    Authorized 400,000,000 shares; issued and outstanding
    134,449,589 shares at September 30, 2006................            1              --
  Liberty Capital Series B common stock, $.01 par value.
    Authorized 25,000,000 shares; issued and outstanding
    6,019,685 shares at September 30, 2006..................           --              --
  Liberty Interactive Series A common stock, $.01 par value.
    Authorized 2,000,000,000 shares; issued and outstanding
    632,915,513 shares at September 30, 2006................            6              --
  Liberty Interactive Series B common stock, $.01 par value.
    Authorized 125,000,000 shares; issued and outstanding
    30,051,821 shares at September 30, 2006.................           --              --
  Series A common stock, $.01 par value. Issued and
    outstanding 2,681,745,985 shares at December 31, 2005...           --              27
  Series B common stock, $.01 par value. Issued 131,062,825
    shares at December 31, 2005.............................           --               1
  Additional paid-in-capital................................       28,327          29,074
  Accumulated other comprehensive earnings, net of taxes....        4,815           3,421
  Accumulated deficit.......................................      (12,763)        (13,278)
                                                                 --------         -------
                                                                   20,386          19,245
  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2005)................           --            (125)
                                                                 --------         -------
    Total stockholders' equity..............................       20,386          19,120
                                                                 --------         -------
Commitments and contingencies (note 13)
    Total liabilities and stockholders' equity..............     $ 45,622          41,952
                                                                 ========         =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,693     1,475      5,016      4,418
  Communications and programming services...................      410       375      1,177      1,092
                                                               ------     -----      -----      -----
                                                                2,103     1,850      6,193      5,510
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............    1,063       942      3,117      2,778
  Operating.................................................      427       399      1,241      1,155
  Selling, general and administrative, including stock-based
    compensation (note 4)...................................      215       168        644        523
  Depreciation and amortization.............................      169       163        502        487
                                                               ------     -----      -----      -----
                                                                1,874     1,672      5,504      4,943
                                                               ------     -----      -----      -----
    Operating income........................................      229       178        689        567

Other income (expense):
  Interest expense..........................................     (177)     (149)      (485)      (444)
  Dividend and interest income..............................       72        56        169        121
  Share of earnings of affiliates, net......................        3         4         32         15
  Realized and unrealized gains (losses) on financial
    instruments, net (note 11)..............................      (73)     (332)        96        148
  Gains (losses) on dispositions of assets, net.............       25         1        352       (360)
  Nontemporary declines in fair value of investments........       (4)      (68)        (4)       (68)
  Other, net................................................       --        (5)        13        (35)
                                                               ------     -----      -----      -----
                                                                 (154)     (493)       173       (623)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations before income
     taxes and minority interests...........................       75      (315)       862        (56)
Income tax benefit (expense)................................       (9)      233       (245)       110
Minority interests in earnings of subsidiaries..............       (3)       (5)       (13)       (28)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations..............       63       (87)       604         26
Earnings (loss) from discontinued operations, net of taxes
  (note 7)..................................................       --        (7)        --         27
Cumulative effect of accounting change, net of taxes
  (note 4)..................................................       --        --        (89)        --
                                                               ------     -----      -----      -----
    Net earnings (loss).....................................   $   63       (94)       515         53
                                                               ======     =====      =====      =====
Net earnings (loss):
  Liberty Series A and Series B common stock................   $   --       (94)        94         53
  Liberty Capital common stock..............................      (51)       --        218         --
  Liberty Interactive common stock..........................      114        --        203         --
                                                               ------     -----      -----      -----
                                                               $   63       (94)       515         53
                                                               ======     =====      =====      =====
Basic and diluted earnings (loss) from continuing operations per common share (note 5):
  Liberty Series A and Series B common stock................   $   --      (.03)       .06        .01
  Liberty Capital common stock..............................   $ (.36)       --       1.56         --
  Liberty Interactive common stock..........................   $  .17        --        .30         --

Basic and diluted net earnings (loss) per common share
  (note 5):
  Liberty Series A and Series B common stock................   $   --      (.03)       .03        .02
  Liberty Capital common stock..............................   $ (.36)       --       1.56         --
  Liberty Interactive common stock..........................   $  .17        --        .30         --

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................    $ 63        (94)       515          53
                                                                ----       ----      -----      ------
Other comprehensive earnings (loss), net of taxes:
    Foreign currency translation adjustments................     (11)       (10)        68          21
    Recognition of previously unrealized foreign currency
      translation losses....................................      --         --         --         312
    Unrealized holding gains (losses) arising during the
      period................................................     449        159      1,351      (1,149)
    Recognition of previously unrealized losses (gains) on
      available-for-sale securities, net....................     (10)        41        (25)        (19)
    Reclass unrealized gain on available-for-sale security
      to equity method investment...........................      --       (197)        --        (197)
    Other comprehensive loss from discontinued operations...      --         --         --          (7)
                                                                ----       ----      -----      ------
    Other comprehensive earnings (loss).....................     428         (7)     1,394      (1,039)
                                                                ----       ----      -----      ------
Comprehensive earnings (loss)...............................    $491       (101)     1,909        (986)
                                                                ====       ====      =====      ======
Comprehensive earnings (loss):
  Liberty Series A and Series B common stock................    $ --       (101)       755        (986)
  Liberty Capital common stock..............................     331         --      1,025          --
  Liberty Interactive common stock..........................     160         --        129          --
                                                                ----       ----      -----      ------
                                                                $491       (101)     1,909        (986)
                                                                ====       ====      =====      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 6)
Cash flows from operating activities:
  Net earnings..............................................  $   515         53
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Earnings from discontinued operations...................       --        (27)
    Cumulative effect of accounting change..................       89         --
    Depreciation and amortization...........................      502        487
    Stock-based compensation................................       49         32
    Payments of stock-based compensation....................     (109)       (96)
    Noncash interest expense................................       81         75
    Share of earnings of affiliates, net....................      (32)       (15)
    Realized and unrealized gains on financial instruments,
     net....................................................      (96)      (148)
    Losses (gains) on disposition of assets, net............     (352)       360
    Nontemporary declines in fair value of investments......        4         68
    Minority interests in earnings of subsidiaries..........       13         28
    Deferred income tax benefit.............................      (99)      (304)
    Other noncash charges, net..............................       31         86
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Current assets........................................     (215)      (107)
      Payables and other current liabilities................      266        103
                                                              -------     ------
        Net cash provided by operating activities...........      647        595
                                                              -------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      925         54
  Premium proceeds from origination of derivatives..........       58        437
  Net proceeds from settlement of derivatives...............      330        318
  Cash paid for acquisitions, net of cash acquired..........     (866)        (5)
  Capital expended for property and equipment...............     (234)      (158)
  Net sales (purchases) of short term investments...........       12        (73)
  Investments in and loans to cost and equity investees.....     (178)        --
  Repurchases of subsidiary common stock....................     (317)       (62)
  Other investing activities, net...........................       --         (7)
                                                              -------     ------
        Net cash provided (used) by investing activities....     (270)       504
                                                              -------     ------
Cash flows from financing activities:
  Borrowings of debt........................................    2,377        861
  Repayments of debt........................................   (1,383)    (1,459)
  Repurchases of Liberty common stock.......................     (731)        --
  Other financing activities, net...........................       --         62
                                                              -------     ------
        Net cash provided (used) by financing activities....      263       (536)
                                                              -------     ------
Effect of foreign currency exchange rates on cash...........       11        (35)
                                                              -------     ------
Net cash provided to discontinued operations (revised, see
  note 6):
  Cash provided by operating activities.....................       --         31
  Cash used by investing activities.........................       --        (47)
  Cash provided by financing activities.....................       --         --
  Change in available cash held by discontinued
    operations..............................................       --       (190)
                                                              -------     ------
        Net cash provided to discontinued operations........       --       (206)
                                                              -------     ------
        Net increase in cash and cash equivalents...........      651        322
        Cash and cash equivalents at beginning of period....    1,946      1,387
                                                              -------     ------
        Cash and cash equivalents at end of period..........  $ 2,597      1,709
                                                              =======     ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                          COMMON STOCK
                                              ---------------------------------------------------------------------
                                                                                                     LIBERTY
                                                                         LIBERTY CAPITAL           INTERACTIVE        ADDITIONAL
                                  PREFERRED                           ---------------------   ---------------------    PAID-IN
                                    STOCK     SERIES A    SERIES B    SERIES A    SERIES B    SERIES A    SERIES B     CAPITAL
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
                                                                       AMOUNTS IN MILLIONS
Balance at January 1, 2006......  $    --         27            1          --          --          --          --       29,074
  Net earnings..................       --         --           --          --          --          --          --           --
  Other comprehensive
    earnings....................       --         --           --          --          --          --          --           --
  Issuance of common stock upon
    exercise of stock options...       --         --           --          --          --          --          --            4
  Retirement of treasury
    stock.......................       --         --           --          --          --          --          --         (125)
  Distribution of Liberty
    Capital and Liberty
    Interactive common stock to
    stockholders (notes 1 and
    2)..........................       --        (27)          (1)          1          --           7          --           20
  Issuance of Liberty
    Interactive Series A common
    stock for acquisition.......       --         --           --          --          --          --          --           36
  Liberty Interactive Series A
    stock repurchases...........       --         --           --          --          --          (1)         --         (730)
  Stock compensation............       --         --           --          --          --          --          --           51
  Other.........................       --         --           --          --          --          --          --           (3)
                                  ---------      ---      ---------   ---------   ---------   ---------   ---------     ------
Balance at September 30, 2006...  $    --         --           --           1          --           6          --       28,327
                                  =========      ===      =========   =========   =========   =========   =========     ======


                                   ACCUMULATED
                                      OTHER                                     TOTAL
                                  COMPREHENSIVE   ACCUMULATED    TREASURY   STOCKHOLDERS'
                                    EARNINGS        DEFICIT       STOCK        EQUITY
                                  -------------   ------------   --------   -------------
                                                    AMOUNTS IN MILLIONS
Balance at January 1, 2006......      3,421         (13,278)       (125)       19,120
  Net earnings..................         --             515          --           515
  Other comprehensive
    earnings....................      1,394              --          --         1,394
  Issuance of common stock upon
    exercise of stock options...         --              --          --             4
  Retirement of treasury
    stock.......................         --              --         125            --
  Distribution of Liberty
    Capital and Liberty
    Interactive common stock to
    stockholders (notes 1 and
    2)..........................         --              --          --            --
  Issuance of Liberty
    Interactive Series A common
    stock for acquisition.......         --              --          --            36
  Liberty Interactive Series A
    stock repurchases...........         --              --          --          (731)
  Stock compensation............         --              --          --            51
  Other.........................         --              --          --            (3)
                                      -----         -------        ----        ------
Balance at September 30, 2006...      4,815         (12,763)         --        20,386
                                      =====         =======        ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

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

    Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. In addition, Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Expedia, Inc. and IAC/InterActiveCorp, and hereafter will include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed
$3,108 million principal amount (as of September 30, 2006) of its existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Entertainment, LLC (formerly known as Starz Entertainment Group LLC) ("Starz Entertainment"), Starz Media, LLC (formerly known as IDT Entertainment, Inc.) ("Starz Media"), TruePosition, Inc. ("TruePosition"), FUN Technologies, Inc. ("FUN"), On Command Corporation ("On Command") and OpenTV Corp. ("OpenTV"); its equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and its interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation, and hereafter will include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

$4,580 million principal amount (as of September 30, 2006) of its existing publicly traded debt to the Capital Group.

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

(4) STOCK-BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Capital Series A and Series B common stock and Liberty Interactive Series A and Series B common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, Liberty issues new shares from its authorized, but unissued shares. QVC has granted combination stock options/SARS ("QVC Awards") to certain of its employees. If the employee elected the SAR feature, the participant received 75% of the value of the QVC Award. The QVC Awards vested over 4-5 years and expired 10 years from the date of grant. As further described below, in the third quarter of 2006, the QVC Awards were exchanged for cash or other stock-based compensation Awards.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    STATEMENT 123R

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

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

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, net of related income taxes. Under Statement 123R, the QVC Awards were required to be bifurcated into a liability award and an equity award. Previously, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. Also, in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of December 31, 2005 of $24 million against additional paid-in capital. Compensation expense related to restricted shares granted to certain officers and employees of the Company continues to be recorded as such stock vests.

    The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company has calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20%-21%). The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. Historically, the QVC Awards were also valued using the Black-Scholes Model. The volatility used in the calculation was based on a benchmark study of the volatility of public companies similar to QVC of 42%.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  September 30, 2006........................................  $(4)
  September 30, 2005........................................  $15

Nine months ended:
  September 30, 2006........................................  $49
  September 30, 2005........................................  $32

    As of September 30, 2006, the total compensation cost related to unvested Liberty equity awards was approximately $65 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

    LIBERTY AWARDS

    Subsequent to the Restructuring, Liberty granted 9,455,922 options to purchase Series A Interactive Group stock to officers and employees of certain of its subsidiaries. Such options had an estimated grant-date fair value of $4.88 per share. Prior to the Restructuring, Liberty granted 2,623,275 options to purchase shares of Old Liberty Series A common stock to certain of its officers, employees and directors. Such options had an estimated grant-date fair value of $2.28 per share. During the nine months ended September 30, 2005, Liberty granted 3,689,250 Old Liberty Series A options and 1,800,000 Old Liberty Series B options to certain of its officers, employees and directors. Such options had an estimated weighted-average grant-date fair value of $2.34 per share and $3.43 per share, respectively.

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

                                                       LIBERTY                   LIBERTY
                                                       SERIES A                  SERIES B
                                                     COMMON STOCK     WAEP     COMMON STOCK     WAEP
                                                     ------------   --------   ------------   --------
                                                              NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.....................      51,729      $ 9.23        29,965      $10.92
  Granted..........................................       2,623      $ 8.28            --
  Exercised........................................      (6,659)     $ 0.73            --
  Canceled.........................................        (117)     $18.69            --
  Converted to Liberty Capital and Liberty
    Interactive....................................     (47,576)     $10.34       (29,965)     $10.92
                                                        -------                   -------
Outstanding at September 30, 2006..................          --                        --
                                                        =======                   =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

                                                     LIBERTY                   LIBERTY
                                                     CAPITAL                   CAPITAL
                                                     SERIES A                  SERIES B
                                                   COMMON STOCK     WAEP     COMMON STOCK     WAEP
                                                   ------------   --------   ------------   --------
                                                            NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006...................         --                        --
  Converted from Liberty Series A and
    Series B.....................................      2,378      $ 94.62        1,498      $101.37
  Granted........................................         --                        --
  Exercised......................................        (22)     $ 48.13           --
  Canceled.......................................         (8)     $382.11           --
                                                       -----                     -----
Outstanding at September 30, 2006................      2,348      $ 93.50        1,498      $101.37
                                                       =====                     =====
Exercisable at September 30, 2006................      1,658      $100.48        1,438      $102.03
                                                       =====                     =====

                                                       LIBERTY                   LIBERTY
                                                     INTERACTIVE               INTERACTIVE
                                                       SERIES A                  SERIES B
                                                     COMMON STOCK     WAEP     COMMON STOCK     WAEP
                                                     ------------   --------   ------------   --------
                                                              NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.....................         --                       --
  Converted from Liberty Series A and Series B.....     11,889       $21.48       7,491        $23.41
  Granted..........................................      9,456       $17.77          --
  Exercised........................................       (107)      $10.97          --
  Canceled.........................................        (40)      $86.66          --
                                                        ------                    -----
Outstanding at September 30, 2006..................     21,198       $19.68       7,491        $23.41
                                                        ======                    =====
Exercisable at September 30, 2006..................      8,294       $22.80       7,191        $23.56
                                                        ======                    =====

    The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2006 and 2005 was $51 million and $107 million, respectively.

    The following table provides additional information about outstanding options to purchase Liberty Capital Series A common stock at September 30, 2006.

                                                               WEIGHTED
       NO. OF                                      WAEP OF      AVERAGE    AGGREGATE     NO. OF        WAEP OF     AGGREGATE
     OUTSTANDING               RANGE OF          OUTSTANDING   REMAINING   INTRINSIC   EXERCISABLE   EXERCISABLE   INTRINSIC
       OPTIONS             EXERCISE PRICES         OPTIONS       LIFE        VALUE       OPTIONS       OPTIONS       VALUE
---------------------   ----------------------   -----------   ---------   ---------   -----------   -----------   ---------
       (000'S)                                                              (000'S)      (000'S)                    (000'S)
           15               $24.00-$35.00          $ 27.94     0.7 years    $  823           15        $ 27.94      $  823
        1,164               $35.00-$85.00          $ 76.55     6.3 years     8,171          474        $ 76.29       3,453
        1,136               $85.00-$115.00         $100.70     4.3 years        --        1,136        $100.70          --
           33                  >$300.00            $467.84     4.5 years        --           33        $467.84          --
        -----                                                               ------        -----                     ------
        2,348                                                               $8,994        1,658                     $4,276
        =====                                                               ======        =====                     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    The following table provides additional information about outstanding options to purchase Liberty Interactive Series A common stock at September 30, 2006.

                                                              WEIGHTED
       NO. OF                                     WAEP OF      AVERAGE    AGGREGATE     NO. OF        WAEP OF     AGGREGATE
     OUTSTANDING              RANGE OF          OUTSTANDING   REMAINING   INTRINSIC   EXERCISABLE   EXERCISABLE   INTRINSIC
       OPTIONS             EXERCISE PRICES        OPTIONS       LIFE        VALUE       OPTIONS       OPTIONS       VALUE
---------------------   ---------------------   -----------   ---------   ---------   -----------   -----------   ---------
       (000'S)                                                             (000'S)      (000'S)                    (000'S)
           76               $4.00-$10.00          $  6.30     0.7 years    $ 1,063          76        $  6.30      $1,063
       15,407               $10.00-$20.00         $ 17.64     6.6 years     42,282       2,503        $ 17.43       7,393
        5,548               $20.00-$26.00         $ 22.94     4.3 years         --       5,548        $ 22.94          --
          167                  >$65.00            $106.21     4.5 years         --         167        $106.21          --
       ------                                                              -------       -----                     ------
       21,198                                                              $43,345       8,294                     $8,456
       ======                                                              =======       =====                     ======

    The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Liberty common stock held by certain officers and employees of the Company.

                                                       LIBERTY                   LIBERTY
                                                       CAPITAL                 INTERACTIVE
                                                       SERIES A                  SERIES A
                                                     COMMON STOCK     WAFV     COMMON STOCK     WAFV
                                                     ------------   --------   ------------   --------
                                                              NUMBERS OF SHARES IN THOUSANDS
Outstanding at September 30, 2006..................       129        $87.97        648         $22.55
                                                          ===                      ===

    The aggregate fair value of all restricted shares of Liberty common stock that vested during the nine months ended September 30, 2006 and 2005 aggregated $30.4 million and $29.8 million, respectively.

    QVC AWARDS

    On August 14, 2006, QVC offered to exchange Liberty Interactive Share Units, as defined below, for all outstanding unvested QVC Awards as of September 30, 2006 (the "Exchange Offer"). At the time of the Exchange Offer, there were 150,234 outstanding options to purchase QVC common stock. Of those outstanding options, 70,168 were vested and exercisable and 80,066 were unvested. Each holder of unvested QVC options who accepted the Exchange Offer received Liberty Interactive Share Units in an amount equal to the in-the-money value of the exchanged QVC options divided by the closing market price of Liberty Interactive Series A common stock on the trading day preceding commencement of the Exchange Offer. Liberty Interactive Share Units vest on the same vesting schedule as the unvested QVC Awards and represent the right to receive a cash payment equal to the value of Liberty Interactive common stock on the vesting date. All unvested QVC Awards were exchanged for approximately 2,348,000 Liberty Interactive Share Units. Liberty accounted for the Exchange Offer as a settlement of the outstanding unvested QVC Awards. The difference between the fair value of the Liberty Interactive Share Units and the fair value of unvested QVC Awards has been reflected as a reduction to stock-based compensation in the accompanying condensed consolidated statement of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Also on August 14, 2006, a subsidiary of Liberty offered to purchase for cash all outstanding shares of QVC common stock owned by officers and employees of QVC and all vested QVC Awards (the "Tender Offer"). Officers and employees of QVC owned 54,973 shares or 1.09% of QVC common stock at the time of the Tender Offer. The Exchange Offer and the Tender Offer both expired on September 30, 2006. All vested QVC Awards and 49,575 outstanding shares of QVC common stock were tendered as of September 30, 2006 resulting in cash payments aggregating approximately $258 million. The remaining 5,398 shares of QVC common stock were redeemed subsequent to September 30, 2006 for additional aggregate cash payments of approximately $17 million. Liberty accounted for the cash paid for outstanding shares of QVC common stock as the acquisition of a minority interest. The difference between the cash paid and the carrying value of the minority interest was allocated to intangible assets using a purchase accounting model. The cash paid for vested options exceeded the carrying value of the related liability. Such excess has been reflected as a reduction to stock-based compensation in the accompanying condensed statement of operations. The aggregate credit to stock-based compensation for the Exchange Offer and the Tender Offer was $24 million. Subsequent to the completion of the foregoing transactions, Liberty owns 100% of the equity of QVC.

    PRO FORMA DISCLOSURE

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to its Awards pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Company's Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the intrinsic value of the options at the balance sheet date. The Company accounted for QVC stock options using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion
No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                               THREE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                   2005              2005
                                                              ---------------   ---------------
                                                               AMOUNTS IN MILLIONS, EXCEPT PER
                                                                        SHARE AMOUNTS
Earnings (loss) from continuing operations..................         $ (87)            26
  Add stock-based compensation as determined under the
    intrinsic value method, net of taxes....................             1              3
  Deduct stock-based compensation as determined under the
    fair value method, net of taxes.........................           (29)           (46)
                                                                     -----           ----
Pro forma loss from continuing operations...................         $(115)           (17)
                                                                     =====           ====
Basic and diluted earnings (loss) from continuing operations per share:
  As reported...............................................         $(.03)           .01
  Pro forma.................................................         $(.04)          (.01)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

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

    The basic EPS calculation is based on 2,803 million weighted average outstanding shares of Liberty common stock for the period from January 1, 2006 to May 10, 2006, and 2,796 million and 2,795 million weighted average shares outstanding for the three and nine months ended September 30, 2005, respectively. The diluted EPS calculation for the period from January 1, 2006 to May 10, 2006 and for the nine months ended September 30, 2005 includes
5 million and 12 million dilutive securities, respectively. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

    The cumulative effect of accounting change per common share for the period from January 1, 2006 to May 10, 2006 was a loss of $0.03.

    Earnings (loss) from discontinued operations per common share for the three months ended September 30, 2005 was less than $.01 and was $.01 for the nine-month period.

    LIBERTY CAPITAL COMMON STOCK

    Liberty Capital EPS for the three months ended September 30, 2006 and for the period from the Restructuring to September 30, 2006 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the respective period (140 million and 140 million, respectively). Due to the relative insignificance of the dilutive securities for such periods, their inclusion does not impact the EPS amounts. Excluded from diluted EPS for the period from the Restructuring to September 30, 2006 are approximately 3 million potential common shares because their inclusion would be anti-dilutive.

    LIBERTY INTERACTIVE COMMON STOCK

    Liberty Interactive EPS for the three months ended September 30, 2006 and for the period from the Restructuring to September 30, 2006 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the respective period (671 million and 679 million, respectively). Due to the relative insignificance of the dilutive securities for such periods, their inclusion does not impact the EPS amounts. Excluded from diluted EPS for the period from the Restructuring to September 30, 2006 are approximately
15 million potential common shares because their inclusion would be anti-dilutive.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

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

    CASH PAID FOR ACQUISITIONS

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $1,499       18
  Net liabilities assumed...................................     (239)      --
  Deferred tax liabilities..................................      (52)      --
  Minority interest.........................................      (71)     (13)
  Exchange of cost investment...............................     (235)      --
  Issuance of equity........................................      (36)      --
                                                               ------      ---
    Cash paid for acquisitions, net of cash acquired........   $  866        5
                                                               ======      ===

(7) DISCONTINUED OPERATIONS

    SPIN OFF OF DISCOVERY HOLDING COMPANY ("DHC")

    On July 21, 2005, Liberty completed the spin-off (the "DHC Spin Off") of a newly formed subsidiary, Discovery Holding Company. DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC ("Ascent Media"), Liberty's 50% ownership interest in Discovery Communications, Inc. ("Discovery") and $200 million in cash. In connection with the DHC Spin Off, holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and
0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Upon completion of this transaction, DHC became a separate publicly traded company. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Certain income statement components of DHC, which are included in the determination of earnings from discontinued operations for the nine months ended September 30, 2005, are as follows (amounts in millions):

Revenue.....................................................  $390
Earnings before income taxes................................  $ 36

    Certain asset and liability amounts included in the spin off of DHC on July 21, 2005 are as follows (amounts in millions):

Investment in Discovery.....................................  $ 2,982
Goodwill....................................................  $ 2,135
Deferred tax liabilities....................................  $(1,060)

    PROPOSED SALE OF OPENTV

    Subsequent to September 30, 2006, Liberty entered into a stock purchase agreement to sell its controlling interest in OpenTV to an unrelated third party for aggregate cash consideration of approximately $113 million (net of a $20 million payment to OpenTV). Liberty will report OpenTV as discontinued operations beginning in the fourth quarter of 2006.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

(8) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2006            2005
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
Interactive Group
  IAC/InterActiveCorp ("IAC").......................      $ 1,991          1,960
  Other available-for-sale equity securities........           --            124
                                                          -------         ------
    Total attributed Interactive Group..............        1,991          2,084
                                                          -------         ------
Capital Group
  News Corporation..................................       10,259          8,171
  Time Warner Inc.(1)...............................        3,121          2,985
  Sprint Nextel Corporation(2)......................        1,499          2,162
  Motorola, Inc.(3).................................        1,850          1,672
  Other available-for-sale equity securities(4).....        1,114            964
  Other available-for-sale debt securities(5).......          427            389
  Other cost investments and related receivables....           34             79
                                                          -------         ------
    Total attributed Capital Group..................       18,304         16,422
                                                          -------         ------
      Consolidated Liberty..........................       20,295         18,506
      Less short-term investments...................          (33)            (9)
                                                          -------         ------
                                                          $20,262         18,497
                                                          =======         ======

------------------------

(1) Includes $165 million and $158 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(2) Includes $155 million and $94 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(3) Includes $1,298 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(4) Includes $259 million and $156 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(5) At September 30, 2006, other available-for-sale debt securities include
    $386 million of investments in third-party marketable debt securities held by Liberty parent and $41 million of such securities held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $371 million and $18 million, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                            SEPTEMBER 30, 2006         DECEMBER 31, 2005
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $7,613            --       5,459         17
Gross unrealized holding losses.........    $  (24)           --         (27)        --

    The aggregate fair value of securities with unrealized holding losses at September 30, 2006 was $289 million. None of these securities had unrealized losses for more than 12 continuous months.

(9) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

                                                          STARZ
                                             QVC      ENTERTAINMENT    OTHER      TOTAL
                                           --------   -------------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2006...............   $4,057        1,383        1,513      6,953
  Acquisitions(1)........................        4           --          849        853
  Disposition(2).........................       --           --         (124)      (124)
  Foreign currency translation...........       38           --           --         38
  Other(3)...............................       87          (12)           1         76
                                            ------        -----        -----      -----
Balance at September 30, 2006............   $4,186        1,371        2,239      7,796
                                            ======        =====        =====      =====

------------------------

(1) During the nine months ended September 30, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of controlling interests in Provide, FUN, BuySeasons and IDT
    Entertainment, Inc., for aggregate cash consideration of $866 million, net of cash acquired. In connection with these acquisitions, Liberty recorded goodwill of $853 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process.

(2) During the second quarter of 2006, the Company sold its 50% interest in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

(3) Other activity for QVC represents Liberty's acquisition of shares of QVC common stock held by employees and officers of QVC. Amounts recorded as goodwill represent the difference between the price paid for such minority interest and the carrying amount of the minority interest less amounts allocated to other intangible assets. Such allocations are subject to adjustment pending completion of the Company's allocation process.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $366 million and $356 million for the nine months ended September 30, 2006 and 2005, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2006...........................................  $123
2007........................................................  $470
2008........................................................  $431
2009........................................................  $384
2010........................................................  $361

(10) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
TYPE OF DERIVATIVE                                         2006            2005
------------------                                    --------------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars....................................      $1,286           1,568
  Put spread collars................................          --             133
  Other.............................................         248              83
                                                          ------          ------
                                                           1,534           1,784
  Less current portion..............................        (228)           (661)
                                                          ------          ------
                                                          $1,306           1,123
                                                          ======          ======
LIABILITIES
  Borrowed shares...................................      $1,877           1,581
  Exchangeable debenture call option obligations....         858             927
  Put options.......................................          --             342
  Equity collars....................................         278             160
  Other.............................................          14              16
                                                          ------          ------
                                                           3,027           3,026
  Less current portion..............................      (1,880)         (1,939)
                                                          ------          ------
                                                          $1,147           1,087
                                                          ======          ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Exchangeable debenture call option obligations..............    $ 69        114
Equity collars..............................................     147        238
Put options.................................................      (9)       (47)
Borrowed shares.............................................    (198)      (175)
Other derivatives...........................................      87         18
                                                                ----       ----
                                                                $ 96        148
                                                                ====       ====

(11) LONG-TERM DEBT

    Debt is summarized as follows:

                                                          OUTSTANDING             CARRYING VALUE
                                                           PRINCIPAL      ------------------------------
                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2006             2006            2005
                                                         --------------   --------------   -------------
                                                                       AMOUNTS IN MILLIONS
Interactive Group
  Senior notes and debentures
    3.5% Senior Notes due 2006.........................     $    --               --             121
    Floating Rate Senior Notes due 2006................          --               --           1,247
    7.875% Senior Notes due 2009.......................         670              667             666
    7.75% Senior Notes due 2009........................         234              234             235
    5.7% Senior Notes due 2013.........................         802              800             800
    8.5% Senior Debentures due 2029....................         500              495             495
    8.25% Senior Debentures due 2030...................         902              895             895
  QVC bank credit facility.............................       3,175            3,175             800
  Other subsidiary debt................................          71               71              68
                                                            -------           ------          ------
      Total attributed Interactive Group debt..........       6,354            6,337           5,327
                                                            -------           ------          ------
Capital Group
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029.........         869              254             251
    3.75% Senior Exchangeable Debentures due 2030......         810              233             231
    3.5% Senior Exchangeable Debentures due 2031.......         600              237             235
    3.25% Senior Exchangeable Debentures due 2031......         551              118             117
    0.75% Senior Exchangeable Debentures due 2023......       1,750            1,615           1,552
  Subsidiary debt......................................         158              158              37
                                                            -------           ------          ------
      Total attributed Capital Group debt..............       4,738            2,615           2,423
                                                            -------           ------          ------
Total consolidated Liberty debt........................     $11,092            8,952           7,750
                                                            =======
  Less current maturities..............................                          (19)         (1,379)
                                                                              ------          ------
Total long-term debt...................................                       $8,933           6,371
                                                                              ======          ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    QVC BANK CREDIT FACILITY

    Effective May 20, 2005, QVC entered into an unsecured $2 billion bank credit facility. In March 2006, such facility was refinanced with a new unsecured
$3.5 billion bank credit facility (the "March 2006 Credit Agreement"). The
March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the March 2006 Credit Agreement, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    On October 4, 2006, QVC entered into a new credit agreement (the
"October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan to be made upon closing, which occurred on October 13, 2006, and $950 million of delayed draw term loans to be made after closing from time to time upon the request of QVC. The delayed draw term loans are available until September 30, 2007 and are subject to reductions in the principal amount available starting on March 31, 2007. The loans will bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Wachovia Bank, N.A. from time to time. The loans are scheduled to mature on October 4, 2011.

    On October 4, 2006, QVC also entered into an Amendment, which amends the March 2006 Credit Agreement (such Amendment, the "Amendment"). The Amendment conforms the interest rate for loans under the March 2006 Credit Agreement to match the interest rate for loans under the October 2006 Credit Agreement, and amends certain restrictions on the incurrence of indebtedness and affiliate transactions to match those in the October 2006 Credit Agreement.

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at September 30, 2006, is comprised of capitalized satellite transponder lease obligations and bank debt of Starz Media.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at September 30, 2006 is as follows (amounts in millions):

Fixed rate senior notes.....................................  $1,698
Senior debentures...........................................  $1,422
Senior exchangeable debentures, including call option
  obligation................................................  $4,115

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at September 30, 2006.

(12) STOCKHOLDERS' EQUITY

    As of September 30, 2006, there were 2.3 million and 1.5 million shares of Liberty Capital Series A common stock and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    As of September 30, 2006, there were 21.2 million and 7.5 million shares of Liberty Interactive Series A common stock and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    In addition to the Liberty Capital Series A and Series B common stock and the Liberty Interactive Series A and Series B common stock, there are 300 million and 1,500 million shares of Liberty Capital Series C and Liberty Interactive Series C common stock, respectively, authorized for issuance. As of September 30, 2006, no shares of either Series C common stock were issued or outstanding.

    Prior to the Restructuring, the Company retired the 10,000,000 shares of Liberty Series B common stock held in treasury and returned them to the status of authorized and available for issuance.

    During the period from May 10, 2006 to September 30, 2006, the Company repurchased 41.4 million shares of Liberty Interactive Series A common stock in the open market for aggregate cash consideration of $731 million. Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

    During the period from May 10, 2006 to September 30, 2006, the Company sold put options on 3.67 million shares of Liberty Capital Series A common stock and
2.53 million shares of Liberty Interactive Series A common stock for aggregate cash proceeds of approximately $6.3 million. As of September 30, 2006, put options with respect to 1.79 million shares of Liberty Capital Series A common stock and 2.53 million shares of Liberty Interactive Series A common stock remained outstanding. The put options for Liberty Capital Series A common stock have a weighted average exercise price of $83.25 and expire within 60 days after September 30, 2006. The Liberty Interactive put options have a weighted average exercise price of $19.76 and expire within 60 days after September 30, 2006. The Company accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Accordingly, the put options have been recorded in derivative instrument liabilities at fair value and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

(13) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2006 is payable as follows: $96 million in 2006, $28 million in 2007 and $16 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2006. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $45 million in 2006; $606 million in 2007; $99 million in 2008; $93 million in 2009;
$88 million in 2010; and $98 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2006, Liberty's guarantee for obligations for films released by such date aggregated $716 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    In connection with agreements for the sale of certain assets, Liberty typically retains liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Liberty generally indemnifies the purchaser in the event that a third party asserts a claim

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

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

    INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,090 million in cumulative interest expense associated with the exchangeable debentures since the Company's split-off from AT&T. Of that amount, $612 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    OTHER

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

    In the fourth quarter of 2004, AT&T requested a refund from Liberty of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by Liberty's losses. AT&T has asserted that Liberty's losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had Liberty's losses not been included in its return. In 2004, Liberty estimated that it may ultimately pay AT&T up to $30 million of the requested $70 million because Liberty believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, Liberty accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and Liberty's accrual of amounts due to AT&T was an increase to deferred tax assets and an increase to other liabilities.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the nine months ended September 30, 2006.

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

    Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the nine months ended September 30, 2006, Liberty has identified the following businesses as its reportable segments:

    - QVC--consolidated subsidiary included in the Interactive Group that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - Starz Entertainment--consolidated subsidiary included in the Capital Group that provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

PERFORMANCE MEASURES

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                                  2006                   2005
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                     CASH FLOW              CASH FLOW
                                          REVENUE    (DEFICIT)   REVENUE    (DEFICIT)
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
Interactive Group
  QVC...................................   $4,838      1,099      4,418         953
  Corporate and Other...................      178         16         --          (3)
                                           ------      -----      -----       -----
                                            5,016      1,115      4,418         950
                                           ------      -----      -----       -----
Capital Group
  Starz Entertainment...................      776        136        757         142
  Corporate and Other...................      401        (11)       335          (6)
                                           ------      -----      -----       -----
                                            1,177        125      1,092         136
                                           ------      -----      -----       -----
  Consolidated Liberty..................   $6,193      1,240      5,510       1,086
                                           ======      =====      =====       =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                                  2006                   2005
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                     CASH FLOW              CASH FLOW
                                          REVENUE    (DEFICIT)   REVENUE    (DEFICIT)
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
Interactive Group
  QVC...................................   $1,653       366       1,475        306
  Corporate and Other...................       40        (1)         --         (1)
                                           ------       ---       -----        ---
                                            1,693       365       1,475        305
                                           ------       ---       -----        ---
Capital Group
  Starz Entertainment...................      253        45         245         47
  Corporate and Other...................      157       (16)        130          4
                                           ------       ---       -----        ---
                                              410        29         375         51
                                           ------       ---       -----        ---
Consolidated Liberty....................   $2,103       394       1,850        356
                                           ======       ===       =====        ===

OTHER INFORMATION

                                                         SEPTEMBER 30, 2006
                                               ---------------------------------------
                                                TOTAL      INVESTMENTS      CAPITAL
                                                ASSETS    IN AFFILIATES   EXPENDITURES
                                               --------   -------------   ------------
                                                         AMOUNTS IN MILLIONS
Interactive Group
  QVC........................................  $18,155          101           167
  Corporate and Other........................    5,253        1,240             3
  Intragroup elimination.....................   (4,383)          --            --
                                               -------        -----           ---
                                                19,025        1,341           170
                                               -------        -----           ---
Capital Group
  Starz Entertainment........................    2,907           46             4
  Corporate and Other........................   23,840          438            60
                                               -------        -----           ---
                                                26,747          484            64
                                               -------        -----           ---
Inter-Group eliminations.....................     (150)          --            --
                                               -------        -----           ---
Consolidated Liberty.........................  $45,622        1,825           234
                                               =======        =====           ===

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                      THREE MONTHS           NINE MONTHS
                                                          ENDED                 ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   -------------------   -------------------
                                                     2006       2005       2006       2005
                                                   --------   --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Consolidated segment operating cash flow.........    $394        356      1,240      1,086
Stock-based compensation.........................       4        (15)       (49)       (32)
Depreciation and amortization....................    (169)      (163)      (502)      (487)
Interest expense.................................    (177)      (149)      (485)      (444)
Realized and unrealized gains (losses) on
  financial instruments, net.....................     (73)      (332)        96        148
Gains (losses) on dispositions of assets, net....      25          1        352       (360)
Other, net.......................................      71        (13)       210         33
                                                     ----       ----      -----      -----
  Earnings (loss) from continuing operations
    before income taxes and minority interests...    $ 75       (315)       862        (56)
                                                     ====       ====      =====      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and Starz Entertainment, anticipated programming and marketing costs at Starz Entertainment, projected uses of cash for the remainder of 2006, the primary funding sources for Liberty's investing and financing activities for the remainder of 2006, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC and Starz Entertainment. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs and via the Internet through its domestic and international websites. Starz Entertainment provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., FUN Technologies, Inc., TruePosition, Inc., Starz Media, LLC, BuySeasons, Inc., On Command Corporation and OpenTV Corp. Provide, which we acquired on February 9, 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. FUN, in which we acquired a 55% common stock interest on March 10, 2006, operates websites that offer casual gaming, sports information and fantasy sports services. TruePosition provides equipment and technology that deliver location-based services to wireless users. Starz Media, which we acquired in the third quarter of 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. BuySeasons, which we acquired on August 23, 2006, operates BuyCostumes.com, an online-only retailer of costumes and accessories, catering to Halloween enthusiasts, theatre groups, performers, children and adults. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our interests in QVC, Provide, BuySeasons, Expedia and IAC/InterActiveCorp, and hereafter will include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of September 30, 2006) of our existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries Starz Entertainment, FUN, TruePosition, Starz Media, On Command, OpenTV, our equity affiliates GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation, and hereafter will include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed
$4,580 million principal amount (as of September 30, 2006) of our existing publicly-traded debt to the Capital Group.

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for our tracking stock groups.

LIBERTY MEDIA CORPORATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
  Interactive Group
    QVC.....................................................   $1,653     1,475      4,838      4,418
    Corporate and Other.....................................       40        --        178         --
                                                               ------     -----      -----      -----
                                                                1,693     1,475      5,016      4,418
                                                               ------     -----      -----      -----
  Capital Group
    Starz Entertainment.....................................      253       245        776        757
    Corporate and Other.....................................      157       130        401        335
                                                               ------     -----      -----      -----
                                                                  410       375      1,177      1,092
                                                               ------     -----      -----      -----
      Consolidated Liberty..................................   $2,103     1,850      6,193      5,510
                                                               ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  Interactive Group
    QVC.....................................................   $  366       306      1,099        953
    Corporate and Other.....................................       (1)       (1)        16         (3)
                                                               ------     -----      -----      -----
                                                                  365       305      1,115        950
                                                               ------     -----      -----      -----
  Capital Group
    Starz Entertainment.....................................       45        47        136        142
    Corporate and Other.....................................      (16)        4        (11)        (6)
                                                               ------     -----      -----      -----
                                                                   29        51        125        136
                                                               ------     -----      -----      -----
      Consolidated Liberty..................................   $  394       356      1,240      1,086
                                                               ======     =====      =====      =====
OPERATING INCOME (LOSS)
  Interactive Group
    QVC.....................................................   $  257       179        711        572
    Corporate and Other.....................................       (7)       (1)        --         (3)
                                                               ------     -----      -----      -----
                                                                  250       178        711        569
                                                               ------     -----      -----      -----
  Capital Group
    Starz Entertainment.....................................       40        35        117        107
    Corporate and Other.....................................      (61)      (35)      (139)      (109)
                                                               ------     -----      -----      -----
                                                                  (21)       --        (22)        (2)
                                                               ------     -----      -----      -----
      Consolidated Liberty..................................   $  229       178        689        567
                                                               ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $253 million or 13.7% and $683 million or 12.4% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $178 million or 12.1% and $420 million or 9.5% increases for QVC and $32 million and $170 million attributable to Provide, which we acquired in February 2006. In addition, FUN provided $13 million and $26 million of revenue for the three and nine months ended September 30, 2006; and Starz Media and BuySeasons provided

$23 million and $9 million of revenue since their respective acquisition in the third quarter of 2006. See Management's Discussion and Analysis for the Interactive Group and for the Capital Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

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

    Consolidated Operating Cash Flow increased $38 million or 10.7% and
$154 million or 14.2% during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $60 million or 19.6% and $146 million or 15.3% increases in QVC's operating cash flow resulting from higher revenue both domestically and internationally and $20 million generated by Provide for the nine month period. These increases were partially offset by an operating cash flow deficit of $16 million for Starz Media, which we acquired in the third quarter.

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

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes, which primarily reflects the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $49 million of stock compensation expense for the nine months ended September 30, 2006 (net of the $24 million credit resulting from the Exchange Offer and the Tender Offer), compared with $32 million for the comparable period in 2005. As of September 30, 2006, the total compensation cost related to unvested Liberty equity awards was approximately $65 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately
2 years.

    OPERATING INCOME. Consolidated operating income increased $51 million or 28.7% and $122 million or 21.5% for the three and nine months ended
September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are the net effect of an increase in operating income for QVC and operating income generated by Provide, partially offset by operating losses generated by Starz Media and FUN and an increase in corporate stock option expense due to the adoption of Statement 123R.

OTHER INCOME AND EXPENSE

    Components of Other Income (Expense) are as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Interest expense
  Interactive Group.........................................   $(108)       (93)      (298)      (274)
  Capital Group.............................................     (69)       (56)      (187)      (170)
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $(177)      (149)      (485)      (444)
                                                               =====       ====       ====       ====
Dividend and interest income
  Interactive Group.........................................   $  10         10         29         28
  Capital Group.............................................      62         46        140         93
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $  72         56        169        121
                                                               =====       ====       ====       ====
Share of earnings of affiliates
  Interactive Group.........................................   $   8          7         29          5
  Capital Group.............................................      (5)        (3)         3         10
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $   3          4         32         15
                                                               =====       ====       ====       ====
Realized and unrealized gains (losses) on financial
  instruments, net
  Interactive Group.........................................   $   5         14         22        (37)
  Capital Group.............................................     (78)      (346)        74        185
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $ (73)      (332)        96        148
                                                               =====       ====       ====       ====
Gains (losses) on dispositions, net
  Interactive Group.........................................   $  --         --         --         40
  Capital Group.............................................      25          1        352       (400)
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $  25          1        352       (360)
                                                               =====       ====       ====       ====
Nontemporary declines in fair value of investments
  Interactive Group.........................................   $  --         --         --         --
  Capital Group.............................................      (4)       (68)        (4)       (68)
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $  (4)       (68)        (4)       (68)
                                                               =====       ====       ====       ====
Other, net
  Interactive Group.........................................   $   2         (2)        15        (31)
  Capital Group.............................................      (2)        (3)        (2)        (4)
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $  --         (5)        13        (35)
                                                               =====       ====       ====       ====

    INTEREST EXPENSE. Consolidated interest expense increased 18.8% and 9.2% for the three and nine months ended September 30, 2006 and 2005, respectively. Interest expense attributable to the Interactive Group increased 16.1% and 8.8% for the three and nine-month periods due to increased borrowings on the March 2006 Credit Agreement, partially offset by decreases from retirements of our publicly-traded debt.

    DIVIDEND AND INTEREST INCOME. Interest income for the Capital Group increased in 2006 due to higher invested cash balances. Interest and dividend income attributable to the Capital Group for the nine months ended
September 30, 2006 was comprised of interest income earned on invested cash ($57 million), dividends on News Corp. common stock ($57 million), dividends on other AFS securities ($14 million), and other ($12 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Exchangeable debenture call option obligations..............   $  69        114
Equity collars..............................................     147        238
Put options.................................................      (9)       (47)
Borrowed shares.............................................    (198)      (175)
Other derivatives...........................................      87         18
                                                               -----       ----
                                                               $  96        148
                                                               =====       ====

    GAINS (LOSSES) ON DISPOSITIONS. We recognized gains on dispositions of $352 million for the nine months ended September 30, 2006 and losses on dispositions of $360 million in 2005. Our 2006 gains relate to the sale of our 50% interest in Court TV ($303 million, including $124 million of allocated goodwill) and dispositions of certain AFS securities. In the first quarter of 2005, we disposed of our interests in certain investments and recognized
$488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. Our effective tax rate was 28.9% for nine months ended September 30, 2006. Such rate is less than the U.S. federal income tax rate of 35% due to a deferred tax benefit we recognized in the first quarter. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in the first quarter of 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. We recorded an additional deferred tax benefit ($29 million) for changes in our estimated state tax rate used to calculate our deferred tax liabilities. These benefits were partially offset by current tax expense ($43 million) on the gain on sale of Court TV for which we had higher book basis than tax basis. In addition, we recorded state
($22 million) and foreign ($20 million) tax expense.

    For the nine months ended September 30, 2005 we generated a pre-tax loss of $84 million and we recognized an income tax benefit of $110 million. In the third quarter of 2005, we assessed our weighted average state tax rate in connection with our spin off of DHC. As a result of this assessment, we decreased our state tax rate used in calculating the amount of our deferred tax liabilities and recognized a deferred income tax benefit of $131 million.

    NET EARNINGS. Our net earnings were $515 million and $53 million for nine months ended September 30, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $27 million of earnings from discontinued operations in 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

    While the Interactive Group and the Capital Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of the other group, the following discussion assumes that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

    The following are potential sources of liquidity for each group to the extent the identified asset or transaction has been attributed to such group: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts.

    INTERACTIVE GROUP. During the nine months ended September 30, 2006, the Interactive Group's primary uses of cash were the retirement of $1,369 million principal amount of senior notes that matured in September 2006, funding the acquisition of Provide ($465 million), repurchases of QVC common stock
($314 million), capital expenditures ($170 million), stock compensation payments ($105 million) and the repurchase of outstanding Liberty Interactive common stock. In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1 billion of outstanding shares of Liberty Interactive Stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the period from May 10, 2006 to September 30, 2006, we repurchased 41.4 million shares of Liberty Interactive Series A common stock for aggregate cash consideration of $731 million pursuant to this share repurchase program. Subsequent to September 30, 2006, our board of directors authorized us to repurchase up to an additional $1 billion of outstanding shares of Liberty Interactive stock in the open market or in privately negotiated transactions, subject to market conditions. We may alter or terminate the stock repurchase program at any time.

    The Interactive Group's uses of cash in 2006 were primarily funded with cash from operations and borrowings under the QVC March 2006 Credit Agreement. As of September 30, 2006, the Interactive Group had a cash balance of $910 million.

    The projected uses of Interactive Group cash for the remainder of 2006 include approximately $105 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, capital expenditures, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

    Effective March 3, 2006, QVC refinanced its existing bank credit facility with a new $3.5 billion bank credit facility. The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the March 2006 Credit Agreement, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    On October 4, 2006, QVC entered into a new credit agreement, which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan to be made upon closing, which occurred on October 13, 2006, and $950 million of delayed draw term loans to be made after closing from time to time upon the request of QVC. The delayed draw term loans are available until September 30, 2007 and are subject to reductions in the principal amount available starting on March 31, 2007. The loans will bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Wachovia Bank, N.A. from time to time. The loans are scheduled to mature on October 4, 2011.

    Aggregate commitments under the March 2006 Credit Agreement and the October 2006 Credit Agreement are $5.25 billion. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the Agreements at the time of, and after giving effect to, a requested borrowing.

    On October 4, 2006, QVC also entered into an Amendment, which amends the March 2006 Credit Agreement. The Amendment conforms the interest rate for loans under the March 2006 Credit Agreement to match the interest rate for loans under the October 2006 Credit Agreement, and amends certain restrictions on the incurrence of indebtedness and affiliate transactions to match those in the October 2006 Credit Agreement.

    CAPITAL GROUP. During the nine months ended September 30, 2006, the Capital Group's primary uses of cash were the acquisition of Starz Media ($280 million) and FUN ($200 million), loans to WildBlue Communications, an equity affiliate ($141 million), and net cash transfers of $293 million to the Interactive Group prior to the Restructuring. These investing activities were funded with available cash on hand and proceeds from derivative settlements and asset sales.

    The projected uses of Capital Group cash for the remainder of 2006 include approximately $35 million for interest payments on debt attributed to the Capital Group. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

    In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1 billion of outstanding shares of Liberty Capital Stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. We may alter or terminate the stock repurchase program at any time.

    We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, tax payments from the Interactive Group, proceeds from collar expirations and dispositions of non-strategic assets. At September 30, 2006, the Capital Group's sources of liquidity include $2,114 million in cash and marketable debt securities and $6,836 million of non-strategic AFS securities including related derivatives. In addition, we have attributed to the Capital Group
$10,259 million of News Corp. common stock which we consider to be a strategic asset. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

    Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to its cash proceeds of approximately $385 million in 2007, zero in 2008, $1,180 million in 2009, $1,681 million in 2010 and
$1,312 million thereafter upon settlement of its AFS Derivatives.

    Prior to the maturity of the equity collars, the terms of certain of the equity and narrow-band collars allow borrowings against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of September 30, 2006, such borrowing capacity aggregated approximately
$4,588 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    CAPITAL GROUP

    The following contingencies and obligations have been attributed to the Capital Groups:

    Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2006 is payable as follows: $96 million in 2006, $28 million in 2007 and $16 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2006. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $45 million in 2006; $606 million in 2007; $99 million in 2008; $93 million in 2009;
$88 million in 2010 and $98 million thereafter.

    In addition, Starz Entertainment is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of

Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    Liberty guarantees Starz Entertainment's film licensing obligations under certain of its studio output agreements. At September 30, 2006, Liberty's guarantee for studio output obligations for films released by such date aggregated $716 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    From time to time we enter into debt swaps and swap arrangements with respect to our third-party public and private indebtedness. Under these arrangements, we initially post collateral with the counterparty equal to a contractual percentage of the value of the referenced securities. We earn interest income based upon the face amount and stated interest rate of the referenced securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than a pre-determined amount, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At September 30, 2006, the aggregate notional amount of debt securities referenced under our debt swap arrangements, which related to $780 million principal amount of certain of our publicly-trade debt, was $553 million. As of such date, we had posted cash collateral equal to $98 million, In the event the fair value of the referenced debt securities were to fall to zero, we would be required to post additional cash collateral of $455 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by $780 million.

    Since the date we issued our exchangeable debentures, we have claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. In this regard, we have deducted $2,090 million in cumulative interest expense associated with the exchangeable debentures since our split-off from AT&T. Of that amount, $612 million represents cash interest payments. Interest deducted in prior years on our exchangeable debentures has contributed to NOLs that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by our losses. We have reviewed this claim and we believe that our accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the nine months ended September 30, 2006.

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

    CAPITAL GROUP AND INTERACTIVE GROUP

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140." Statement No. 155, among other things, amends Statement No. 133, and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement No. 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. Under Statement No. 155, we may elect to account for our senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement No. 133. We are evaluating the impact of Statement No. 155 on our financial statements and have not yet made a determination as to what election we will make with respect to the accounting for our senior exchangeable derivatives.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2006, the face amount of the Interactive Group's fixed rate debt (considering the effects of interest rate swap agreements) was $3,979 million, which had a weighted average interest rate of 7.02%. The Interactive Group's variable rate debt of $2,375 million had a weighted average interest rate of 5.84% at September 30, 2006. As of September 30, 2006, the face amount of the Capital Group's fixed rate debt was $4,584 million, which had a weighted average interest rate of 2.56%.

    Each of the Interactive Group and the Capital Group are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars, narrow-band collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

    Among other factors, changes in the market prices of the securities underlying our AFS Derivatives affect the fair market value of such AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our equity collars that have been attributed to the Capital Group would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our statement of operations (amounts in millions).

                                                             ESTIMATED AGGREGATE
                                                                FAIR VALUE OF
                                                               EQUITY COLLARS
                                                             -------------------
Fair value at September 30, 2006...........................         $1,008
5% increase in market prices...............................         $  885
10% increase in market prices..............................         $  760
5% decrease in market prices...............................         $1,130
10% decrease in market prices..............................         $1,251

    At September 30, 2006, the fair value of our AFS securities attributed to the Interactive Group was $1,991 million and the fair value of our AFS securities attributed to the Capital Group was $18,270 million. Had the market price of such securities been 10% lower at September 30, 2006, the aggregate value of such securities would have been $199 million and $1,827 million lower, respectively, resulting in a decrease to unrealized holding gains in other comprehensive earnings (loss). The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

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

    The Interactive Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are generally translated at the average rate for the period. Accordingly, the Interactive Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

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

INTERACTIVE GROUP

    On May 9, 2006, our stockholders approved the Restructuring which, among other things, resulted in the creation of two tracking stocks, one of which is intended to reflect the separate performance of the Interactive Group. The Interactive Group consists of our subsidiaries QVC, Provide and BuySeasons, our interests in IAC/InterActiveCorp and Expedia and $3,108 million principal amount (as of September 30, 2006) of our existing publicly-traded debt.

    The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. Although the Restructuring was not completed until May 9, 2006, the following discussion is presented as though the Restructuring had been completed on January 1, 2005. The results of operations of Provide and BuySeasons are included in Corporate and Other since their respective date of acquisition in the tables below. Fluctuations in Corporate and Other from 2005 to 2006 are due primarily to the acquisitions of Provide and BuySeasons in 2006. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and
(2) the Attributed Financial Information for Tracking Stock Groups filed as
Exhibit 99.1 to this Quarterly Report on Form 10-Q.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  QVC..........................................   $1,653     1,475      4,838      4,418
  Corporate and Other..........................       40        --        178         --
                                                  ------     -----      -----      -----
                                                  $1,693     1,475      5,016      4,418
                                                  ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  QVC..........................................   $  366       306      1,099        953
  Corporate and Other..........................       (1)       (1)        16         (3)
                                                  ------     -----      -----      -----
                                                  $  365       305      1,115        950
                                                  ======     =====      =====      =====
OPERATING INCOME (LOSS)
  QVC..........................................   $  257       179        711        572
  Corporate and Other..........................       (7)       (1)        --         (3)
                                                  ------     -----      -----      -----
                                                  $  250       178        711        569
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

    QVC's operating results are as follows:

                                                  THREE MONTHS           NINE MONTHS
                                                      ENDED                 ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2006       2005       2006       2005
                                               --------   --------   --------   --------
                                                          AMOUNTS IN MILLIONS
Net revenue..................................  $ 1,653     1,475       4,838      4,418
Cost of sales................................   (1,040)     (942)     (3,018)    (2,778)
                                               -------     -----      ------     ------
  Gross profit...............................      613       533       1,820      1,640
Operating expenses...........................     (139)     (129)       (408)      (388)
SG&A expenses (excluding stock-based
  compensation)..............................     (108)      (98)       (313)      (299)
                                               -------     -----      ------     ------
  Operating cash flow........................      366       306       1,099        953
Stock-based compensation--SG&A...............       10       (10)        (31)       (35)
Depreciation and amortization................     (119)     (117)       (357)      (346)
                                               -------     -----      ------     ------
  Operating income...........................  $   257       179         711        572
                                               =======     =====      ======     ======

    Net revenue includes the following revenue by geographical area:

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2006       2005       2006       2005
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $1,151     1,039      3,379      3,098
QVC-UK.........................................      144       129        415        388
QVC-Germany....................................      202       178        587        557
QVC-Japan......................................      156       129        457        375
                                                  ------     -----      -----      -----
  Consolidated.................................   $1,653     1,475      4,838      4,418
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 12.1% and 9.5% during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase in revenue is comprised of a $147 million increase due to an increase in the number of units shipped from 35.3 million to 38.3 million, a $50 million increase due to a 3.1% increase in the average sales price per unit ("ASP") and a $9 million increase due to favorable foreign currency rates as the U.S. dollar weakened against the UK pound sterling and the euro. The revenue increases were partially offset by a $28 million decrease due primarily to an increase in estimated product returns. The nine month increase in revenue is comprised of a $464 million increase due to an increase in the number of units shipped from 105.6 million to
114.6 million and a $26 million increase due to a 1.4% increase in the ASP. The revenue increases were partially offset by a $48 million decrease due to unfavorable foreign currency rates and a $22 million decrease due primarily to an increase in estimated product returns. Returns as a percent of gross product revenue remained constant at 19.2% for the three month periods and increased from 18.7% for the nine months ended September 30, 2005 to 19.3% in 2006 due to a shift in the sales mix from home products to apparel and accessories products, which typically have higher return rates.

    The number of homes receiving QVC's services are as follows:

                                                           HOMES (IN MILLIONS)
                                                      ------------------------------
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2006            2005
                                                      --------------   -------------
QVC-US..............................................       90.3            90.0
QVC-UK..............................................       19.0            17.8
QVC-Germany.........................................       37.8            37.4
QVC-Japan...........................................       18.2            16.7

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

    As noted above, during the three and nine months ended September 30, 2006, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                            PERCENTAGE INCREASE IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                    SEPTEMBER 30, 2006              SEPTEMBER 30, 2006
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................      10.8%           10.8%            9.1%            9.1%
QVC-UK.......................      11.6%            5.8%            7.0%            8.3%
QVC-Germany..................      13.5%            8.4%            5.4%            6.9%
QVC-Japan....................      20.9%           26.9%           21.9%           30.9%

    QVC's gross profit percentage increased 95 and 50 basis points during the three and nine months ending September 30, 2006, respectively, as compared to the corresponding prior year periods. The increases for both periods are due to higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products and to a lower inventory obsolescence provision for the nine-month period.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 7.8% and 5.2% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.4% for the three months ended September 30, 2006 from 8.7% for the comparable period in 2005 and decreased to 8.4% from 8.8% for the nine-month period. As a percentage of net revenue, commissions and license fees decreased due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commission and license fee expense decreased as a percentage of net revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In the first quarter of 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. The bad debt provision decreased as a percentage of net revenue in both periods due to lower write-offs on the Company's private label credit card. As a percent of net revenue, order processing and customer service expenses decreased in both periods due to increased Internet sales, the higher ASP and efficiencies in call staffing. Telecommunications expense and credit card processing fees remained consistent as a percent of net revenue in 2006 as compared to 2005.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Due to the fixed cost and discretionary nature of many of these expenses, SG&A expenses increased at a lower rate than revenue for the three and nine months ended September 30, 2006, as compared to the corresponding prior year periods.

CAPITAL GROUP

    The other tracking stock created in the Restructuring is intended to reflect the separate performance of the Capital Group. The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group, including controlling interests in Starz Entertainment, FUN, TruePosition, Starz Media, On Command, and OpenTV, as well as minority investments in News Corporation, Time Warner Inc., Sprint Nextel Corporation and other public and private companies and $4,580 million principal amount (as of September 30, 2006) of our existing publicly-traded debt.

    We acquired the U.S. and U.K. operations of Starz Media from IDT Corporation ("IDT") on August 24, 2006, and the Canadian and Australian operations on September 29, 2006. The aggregate consideration was valued for accounting purposes at $515 million and was comprised of 14.9 million shares of IDT
Class B common stock, 7,500 shares of IDT Telecom, Inc., a subsidiary of IDT, and $280 million in cash. Starz Media's operations include animated feature film production, proprietary live action and animated series production, contracted 2D animation production and DVD distribution.

    The following discussion and analysis provides information concerning the attributed results of operations and financial condition of the Capital Group. Although the Restructuring was not completed until May 9, 2006, the following discussion is presented as though the Restructuring had been completed on January 1, 2005. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                        THREE MONTHS            NINE MONTHS
                                                           ENDED                   ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ----------------------   -------------------
                                                     2006          2005       2006       2005
                                                   --------      --------   --------   --------
                                                               AMOUNTS IN MILLIONS
REVENUE
  Starz Entertainment............................    $253          245         776        757
  Corporate and Other............................     157          130         401        335
                                                     ----          ---       -----      -----
                                                     $410          375       1,177      1,092
                                                     ====          ===       =====      =====
OPERATING CASH FLOW (DEFICIT)
  Starz Entertainment............................    $ 45           47         136        142
  Corporate and Other............................     (16)           4         (11)        (6)
                                                     ----          ---       -----      -----
                                                     $ 29           51         125        136
                                                     ====          ===       =====      =====
OPERATING INCOME (LOSS)
  Starz Entertainment............................    $ 40           35         117        107
  Corporate and Other............................     (61)         (35)       (139)      (109)
                                                     ----          ---       -----      -----
                                                     $(21)          --         (22)        (2)
                                                     ====          ===       =====      =====

    REVENUE. The Capital Group's combined revenue increased $35 million or 9.3% and $85 million or 7.8% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. In addition to the increases for Starz Entertainment, these increases are due to $13 million and $26 million attributable to FUN, which we acquired in March 2006 and $23 million generated by Starz Media, which we acquired in August 2006.

    OPERATING CASH FLOW. The Capital Group's Operating Cash Flow decreased $22 million or 43.1% and $11 million or 8.1% during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to an operating cash flow deficit generated by Starz Media
($16 million).

    OPERATING INCOME. The Capital Group's operating loss increased $21 million and $20 million for the three and nine months ended September 30, 2006 and 2005, respectively, as compared to the corresponding prior year periods. Improvements in operating income for TruePosition, Starz Entertainment and On Command were more than offset by operating losses for Starz Media and FUN.

    INCOME TAXES. For the nine months ended September 30, 2006, the Capital Group had an effective tax rate of 22.0%. Such rate is less than the U.S. federal rate of 35% due to a deferred tax benefit recognized in the first quarter. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into the Capital Group's attributed statement of operations as a deferred tax benefit in the first quarter of 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. Such deferred tax benefit was partially offset by tax expense on the gain on sale of Court TV for which we had higher book basis than tax basis. The Capital Group's effective tax rate was 67.1% for the nine months ended September 30, 2005. In the third quarter of 2005, we assessed our weighted average state tax rate in connection with our spin off of DHC. As a result of this assessment, we decreased our state tax rate used in calculating the amount of our deferred tax liabilities and recognized a deferred income tax benefit of $119 million.

    NET EARNINGS (LOSS).  The Capital Group's net earnings (loss) was
$287 million and $(82) million for the nine months ended September 30, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, the Capital Group recognized $27 million of earnings from discontinued operations in 2005.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In 2004 and 2005, Starz Entertainment launched, via the Internet, Starz Ticket and Vongo which are comprised of a stream of the Starz channel and other movie and entertainment content on an on-demand basis. Starz Ticket and Vongo are each offered on a subscription basis, and in addition, Vongo offers content on a pay-per-view basis. Notwithstanding the launches of these new services, substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the nine months ended September 30, 2006, 57.3% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. Starz Entertainment has entered into a new affiliation agreement with Echostar which expires in June 2009. Starz Entertainment's affiliation agreement with DirecTV expired June 30, 2006, and Starz Entertainment is currently in negotiations with DirecTV regarding a new agreement. There can be no assurance that any new agreement with DirecTV will have economic terms comparable to the old agreement. Starz Entertainment continues to recognize revenue from DirecTV based on the pattern of cash payments received from DirecTV.

    Starz Entertainment's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The previous affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, Starz Entertainment and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain Consumer Price Index ("CPI") adjustments, for EMP through September 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through December 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast agreed to the elimination of certain future marketing support commitments from Starz Entertainment. As a result of this new agreement, Starz Entertainment's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a total of six years and five years, respectively.

    Starz Entertainment's operating results are as follows:

                                                       THREE MONTHS           NINE MONTHS
                                                           ENDED                 ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      2006       2005       2006       2005
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Revenue...........................................   $ 253        245        776        757
Operating expenses................................    (182)      (171)      (559)      (522)
SG&A expenses.....................................     (26)       (27)       (81)       (93)
                                                     -----       ----       ----       ----
  Operating cash flow.............................      45         47        136        142
Depreciation and amortization.....................      (5)       (12)       (19)       (35)
                                                     -----       ----       ----       ----
  Operating income................................   $  40         35        117        107
                                                     =====       ====       ====       ====

    Starz Entertainment's revenue increased $8 million or 3.3% and $19 million or 2.5% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase is due to a $15 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services partially offset by an $7 million decrease due to a decrease in the effective rate for Starz Entertainment's services. The nine month increase is due to a $37 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services partially offset by a $18 million decrease due to a decrease in the effective rate for Starz Entertainment's services.

    Starz Entertainment's Starz movie service and its Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 7.0% and 4.6% for the three and nine months ended September 30, 2006, respectively, and Encore average subscriptions increased 7.1% and 6.8%. The effects of these increases in subscription units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years.

    At September 30, 2006, cable, DTH satellite, and other distribution media represented 67.2%, 31.2% and 1.6%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses increased 6.4% and 7.1% for the three and nine months ended September 30, 2006, respectively, due primarily to increases in programming costs, which increased from $161 million for the three months ended September 30, 2005 to $173 million in 2006 and from $493 million for the nine months ended September 30, 2005 to $532 million in 2006. The increases in programming costs are due primarily to $16 million and $48 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

    Starz Entertainment expects that its full-year programming costs in 2006 will be 5%-7% higher than the 2005 costs due to the amortization described above. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Entertainment may differ from the amounts noted above.

    Starz Entertainment's SG&A expenses decreased 3.7% and 12.9% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The nine-month decrease is due primarily to lower sales and marketing expenses of $13 million due to the elimination of certain marketing support commitments under the Comcast affiliation agreement and less marketing activity with other affiliates, partially offset by marketing expenses related to the commercial launch of Vongo.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Liberty on
August 9, 2006, Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Old Liberty on May 8, 2006 and Part I, Item 3 of the Annual Report on Form 10-K filed by Old Liberty on March 8, 2006. There have been no material developments in such legal proceedings during the three months ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) N/A

    (b) N/A

    (c) Purchases of Equity Securities by the Issuer

                                                 LIBERTY INTERACTIVE SERIES A COMMON STOCK
                             ---------------------------------------------------------------------------------
                                                                                                 (D)
                                                                                            MAXIMUM NUMBER
                                                                       (C)              (OR APPROXIMATE DOLLAR
                                 (A)             (B)             TOTAL NUMBER OF        VALUE) OF SHARES THAT
                             TOTAL NUMBER      AVERAGE       SHARES PURCHASED AS PART    MAY YET BE PURCHASED
                              OF SHARES     PRICE PAID PER    OF PUBLICLY ANNOUNCED       UNDER THE PLANS OR
PERIOD                        PURCHASED         SHARE           PLANS OR PROGRAMS              PROGRAMS
------                       ------------   --------------   ------------------------   ----------------------
July 2006..................   10,926,503        $17.01              10,926,503              $474.1 million
August 2006................    6,390,174        $17.37               6,390,174              $363.1 million
September 2006.............    4,852,202        $19.33               4,852,202              $269.3 million

------------------------

Liberty's program to repurchase shares of Liberty Interactive common stock was approved by its board of directors and disclosed in its 2006 Annual Proxy dated April 7, 2006. Under the repurchase program, Liberty may purchase shares of Liberty Interactive common stock for an aggregate purchase price of up to $1 billion. Liberty may alter or terminate the program at any time.

ITEM 6. EXHIBITS

    (a) Exhibits

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

     4     Instruments Defining the Rights of Security Holders:

           4.1  Credit Agreement dated as of October 4, 2006 among QVC,
                Wachovia Bank, N.A., as administrative agent, Bank of America, N.A. and J.P. Morgan Securities Inc., as syndication agents, and the lenders party thereto from time to time incorporated by reference to Exhibit 99.1 to Liberty
                Media Corporation's Current Report on Form 8-K dated
                October 4, 2006, as filed on October 10, 2006 (the
                "October 4 8-K") (Commission File No. 000-51990).

           4.2 Amendment dated October 4, 2006 to the Credit Agreement dated March 3, 2006 among QVC, JPMorgan Chase Bank, N.A., as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, and the lenders party thereto from time to time, incorporated by reference to Exhibit 99.2 to the October 4 8-K.

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

                                                       LIBERTY MEDIA CORPORATION

Date:  November 6, 2006                                By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            SENIOR VICE PRESIDENT AND GENERAL COUNSEL

Date:  November 6, 2006                                By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            SENIOR VICE PRESIDENT AND TREASURER
                                                            (PRINCIPAL FINANCIAL OFFICER)

Date:  November 6, 2006                                By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            SENIOR VICE PRESIDENT AND CONTROLLER
                                                            (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

     4     Instruments Defining the Rights of Security Holders:

           4.1  Credit Agreement dated as of October 4, 2006 among QVC,
                Wachovia Bank, N.A., as administrative agent, Bank of America, N.A. and J.P. Morgan Securities Inc., as syndication agents, and the lenders party thereto from time to time incorporated by reference to Exhibit 99.1 to Liberty
                Media Corporation's Current Report on Form 8-K dated
                October 4, 2006, as filed on October 10, 2006 (the
                "October 4 8-K") (Commission File No. 000-51990).

           4.2 Amendment dated October 4, 2006 to the Credit Agreement dated March 3, 2006 among QVC, JPMorgan Chase Bank, N.A., as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, and the lenders party thereto from time to time, incorporated by reference to Exhibit 99.2 to the October 4 8-K.

     31.1  Rule 13a-14(a)/15d-14(a) Certification*

     31.2  Rule 13a-14(a)/15d-14(a) Certification*

     31.3  Rule 13a-14(a)/15d-14(a) Certification*

     32    Section 1350 Certification*

     99.1  Attributed Financial Information for Tracking Stock Groups*

------------------------

*   Filed herewith