Form 10-K
period 2006-12-31
LIBERTY MEDIA CORP
filed 2007-03-01
CIK 1355096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                  OR
   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER 000-51990

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

                     STATE OF DELAWARE                                               84-1288730
              (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
              incorporation or organization)

                  12300 LIBERTY BOULEVARD                                               80112
                    ENGLEWOOD, COLORADO                                              (Zip Code)
         (Address of principal executive offices)

                          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (720) 875-5400

    Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                      NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------------------   ---------------------------------------
Liberty Capital Series A Common Stock, par value $.01 per share......           Nasdaq National Market
Liberty Capital Series B Common Stock, par value $.01 per share......           Nasdaq National Market
Liberty Interactive Series A Common Stock, par value $.01 per share..           Nasdaq National Market
Liberty Interactive Series B Common Stock, par value $.01 per share..           Nasdaq National Market

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /X/ No / /

    Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No /X/

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer /X/ Accelerated filer / / Non-accelerated filer / /

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

    The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2006, was approximately
$22.5 billion.

    The number of shares outstanding of Liberty Media Corporation's common stock as of January 31, 2007 was:

                Liberty Capital Series A Common Stock--134,503,546;
               Liberty Capital Series B Common Stock--6,014,680;
          Liberty Interactive Series A Common Stock--622,365,227; and
         Liberty Interactive Series B Common Stock--29,971,039 shares.

                        Documents Incorporated by Reference
   The Registrant's definitive proxy statement for its 2007 Annual Meeting of
                             Shareholders is hereby
   incorporated by reference into Part III of this Annual Report on Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LIBERTY MEDIA CORPORATION
                        2006 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                     PART I                               PAGE
                                                                        ------
Item 1.   Business....................................................     I-1
Item 1A.  Risk Factors................................................    I-19
Item 1B.  Unresolved Staff Comments...................................    I-30
Item 2.   Properties..................................................    I-30
Item 3.   Legal Proceedings...........................................    I-31
Item 4.   Submission of Matters to a Vote of Security Holders.........    I-31

                                    PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.........    II-1
Item 6.   Selected Financial Data.....................................    II-3
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    II-4
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   II-29
Item 8.   Financial Statements and Supplementary Data.................   II-32
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   II-32
Item 9A.  Controls and Procedures.....................................   II-32
Item 9B.  Other Information...........................................   II-33

                                    PART III
Item 10.  Directors, Executive Officers and Corporate Governance......   III-1
Item 11.  Executive Compensation......................................   III-1
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   III-1
Item 13.  Certain Relationships and Related Transactions, and Director
            Independence..............................................   III-1
Item 14.  Principal Accounting Fees and Services......................   III-1

                                    PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    IV-1

                                    PART I.

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

    Liberty Media Corporation is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Through our subsidiaries, we operate in North America, Europe and Asia. Our principal businesses and assets include QVC, Inc. and Starz, LLC and interests in IAC/InterActiveCorp, Expedia, Inc. and News Corporation.

    RECENT DEVELOPMENTS

    On May 9, 2006, we completed a restructuring pursuant to which we were organized as a new holding company, and we became the new publicly traded parent company of Liberty Media LLC, which was formerly known as Liberty Media Corporation, and which we refer to as "Old Liberty". As a result of the restructuring, all of the Old Liberty outstanding common stock was exchanged for our two new tracking stocks, Liberty Interactive common stock and Liberty Capital common stock. Each tracking stock issued in the restructuring is intended to track and reflect the economic performance of one of two newly designated groups, the Interactive Group and the Capital Group, respectively. We are the successor reporting company to Old Liberty.

    A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to that group. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Inc., Provide Commerce, Inc. and BuySeasons, Inc., and our interests in Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of December 31, 2006) of our existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries: Starz Entertainment, LLC (formerly known as Starz Entertainment Group LLC), Starz Media, LLC (formerly known as IDT Entertainment, Inc.), TruePosition, Inc., FUN Technologies, Inc. and On Command Corporation; our equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as we may acquire for the Capital Group. In addition, we have attributed $4,580 million principal amount (as of December 31, 2006) of our existing publicly traded debt to the Capital Group.

    See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

    In connection with our restructuring and the issuance of our tracking stocks, our board of directors authorized the repurchase of up to $1 billion of outstanding Liberty Interactive common stock and up to $1 billion of Liberty Capital common stock in the open market or in privately negotiated transactions, subject to market conditions. Our board subsequently increased the aggregate amount of Liberty Interactive common stock that can be repurchased to $2 billion. During the period from the restructuring to December 31, 2006, we repurchased 51.6 million shares of Liberty Interactive Series A common stock for aggregate cash consideration of $954 million pursuant to our stock repurchase program.

    In the fourth quarter of 2006, QVC, Inc., our wholly owned subsidiary, increased its borrowing capacity from $3.5 billion to $5.25 billion by entering into a new $1.75 billion unsecured credit agreement. Such agreement has substantially the same terms as QVC's previously existing credit agreement and matures in October 2011. We used funds borrowed under QVC's credit facilities to retire our Senior Notes that matured in September 2006.

    In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16.2% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38.5% interest in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid-2007.

                                   * * * * *

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T Corp. and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC, Inc. and Starz Entertainment, LLC, anticipated programming and marketing costs at Starz Entertainment, our projected sources and uses of cash, the estimated value of our derivative instruments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under
Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - customer demand for our products and services and our ability to adapt to changes in demand;

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

    - our future financial performance, including availability, terms and deployment of capital;

    - our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

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

    - threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

    - fluctuations in foreign currency exchange rates and political unrest in international markets.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in
Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

    This Annual Report includes information concerning public companies in which we have minority interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

    Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of these businesses is separately managed.

    We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our pre-tax earnings. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

    The following table identifies our more significant subsidiaries and minority investments within each of the Capital Group and the Interactive Group.

CAPITAL GROUP

CONSOLIDATED SUBSIDIARIES
Starz, LLC
Starz Entertainment, LLC
Starz Media, LLC
TruePosition, Inc.
FUN Technologies, Inc. (TSX:FUN; AIM:FUN)
On Command Corporation (1)

EQUITY AND COST METHOD INVESTMENTS
GSN, LLC
WildBlue Communications, Inc.
News Corporation (NYSE:NWS; NYSE:NWSa)
Time Warner Inc. (NYSE:TWX) (2)
Sprint Nextel Corporation (NYSE:S) (2)

INTERACTIVE GROUP

CONSOLIDATED SUBSIDIARIES
QVC, Inc.
Provide Commerce, Inc.
BuySeasons, Inc.

EQUITY AND COST METHOD INVESTMENTS
Expedia, Inc. (Nasdaq:EXPE)
IAC/InterActiveCorp (Nasdaq:IACI)

------------------------

(1) In December 2006, we announced that we had entered into a definitive agreement to sell Ascent Entertainment Group, Inc., the parent company of On Command, to Lodgenet Entertainment Corporation for $332 million in cash and
    2.05 million shares of Lodgenet common stock valued at approximately
    $50 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in mid-2007. We are accounting for Ascent Entertainment Group as assets held for sale and have presented its results of operations in earnings (loss) from discontinued operations in our consolidated statements of operations.

(2) Represents an available-for-sale security in which we have less than a 5% ownership interest and that we consider a non-strategic financial asset in our portfolio.

CAPITAL GROUP

    The Capital Group is focused primarily on video programming and communications technology and services involving cable, satellite, the Internet and other distribution media. We expect to grow the businesses attributed to the Capital Group by creating new opportunities for our existing businesses and by acquiring companies that leverage and complement those businesses. Over time, we expect to convert many of our non-strategic assets into operating assets or into cash that we would use to pursue such opportunities. We may also explore other financial transactions and investments with attractive risk and return characteristics.

STARZ ENTERTAINMENT, LLC

    Starz Entertainment, LLC ("Starz Entertainment"), a wholly-owned subsidiary, provides premium movie networks and programming distributed by cable, direct-to-home satellite, telephony, the Internet and other distribution media providers in the United States. Starz Entertainment's primary service offerings are (1) Starz, which is primarily a first-run movie service that generally includes Starz plus five multiplex channels branded with the Starz name, each of which exhibits movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six additional thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz is generally purchased by subscribers as an a-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore is generally purchased by subscribers as part of a digital package, which includes a variety of general entertainment digital networks. Distributors may also sell Encore on an a-la-carte basis or packaged with Starz. Starz Entertainment's services also include MoviePlex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; IndiePlex, featuring art house and independent films; RetroPlex, featuring "classic" movies; Starz On Demand; Encore on Demand; Movieplex on Demand and a high definition feed of the Starz channel on StarzHD. In addition, Starz Entertainment distributes via the Internet Vongo, a subscription package comprising Starz plus approximately 1,000 movies and 1,500 other video selections on an on-demand basis, as well as other selected pay-per-view movies. As of December 31, 2006, Starz Entertainment had 15.5 million Starz subscriptions and 27.3 million Encore subscriptions.

    Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's analog or digital package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Premium services may be scheduled or "on-demand." Additionally, single programs or movies may be delivered on a pay-per-view basis for a per program fee. Whether a programming service is basic, premium or pay-per-view, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Programmers may also provide their pay-per-view and subscription on-demand services directly to consumers via the Internet. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Their continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements. Premium and pay-per-view services do not sell advertising and primarily generate their revenue from subscriber fees.

    The majority of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems, including Comcast Cable, DirecTV, EchoStar, Time Warner, Charter Communications, Cox Communications, Cablevision Systems, Insight Communications, Mediacom Communications and the National Cable Television Cooperative. Some of Starz Entertainment's affiliation agreements provide for payments based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Entertainment's agreement with Comcast requires Comcast to carry the Encore and Thematic Multiplex channels through September 2009 and Starz through December 2012. Starz Entertainment's affiliation agreement with EchoStar expires in June 2009. The affiliation agreement with DirecTV has expired, and Starz Entertainment is currently in negotiations regarding a multi-year distribution agreement for Starz Entertainment's service offerings. In addition, the affiliation agreement with Time Warner, which originally expired on December 31, 2006, has been extended through May 31, 2007 with provisions for further extensions through June 30, 2007. Starz Entertainment's other affiliation agreements expire between now and December 2009. For the year ended December 31, 2006, Starz Entertainment earned 67.8% of its total revenue from Comcast, DirecTV, EchoStar and Time Warner, collectively.

    The costs of acquiring rights to programming, including Internet protocol rights, are Starz Entertainment's principal expenses. In order to exhibit theatrical motion pictures, Starz Entertainment enters into agreements to acquire rights from major motion picture producers including Hollywood Pictures, Touchstone Pictures, Miramax Films, Disney, Revolution Studios, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. Starz Entertainment also has exclusive rights to air first-run output from an independent studio. These output agreements expire between 2007 and 2011, with extensions, at the option of two studios, potentially extending the expiration dates of those agreements to 2013 and 2014.

    Starz Entertainment uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. "Protected" status means that, in the event of a transponder failure, Starz Entertainment's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, Starz Entertainment's transponders cannot be preempted in favor of a user of a "protected" failure. Starz Entertainment leases its transponders under long-term lease agreements. At December 31, 2006, Starz Entertainment's transponder leases had termination dates ranging from 2018 to 2021. Starz Entertainment transmits to these transponders from its uplink center in Englewood, Colorado.

STARZ MEDIA, LLC

    In 2006, we acquired IDT Entertainment from IDT Corp. and renamed it Starz Media. Starz Media's operations include home video distribution, live-action television and film production, and theatrical and non-theatrical animation. Starz Media's home video distribution business is operated through its Starz Home Entertainment subsidiary utilizing the Anchor Bay and Manga brands. Anchor Bay and Manga acquire and license content for home video distribution and have a combined library of over 3,850 titles including THOMAS THE TANK ENGINE, 3RD ROCK FROM THE SUN, GREATEST AMERICAN HERO, and others. These titles are distributed through national retailers, including Wal-Mart, Target and Best Buy. Generally, these retailers have the right to return unsold products.

    The live-action and animation television film production business comprises three business units: Starz Productions, Starz Animation and Film Roman. Starz Productions develops and produces proprietary live-action and animated content for television and direct-to-video/DVD distribution. The live-action operations focus on horror, science fiction, supernatural and thriller films and include

MASTERS OF HORROR, a film series shown on Showtime, and MASTERS OF SCI FI, a film series to be shown on ABC. Animated series include ME, ELOISE, THE HAPPY ELF, and WOW! WOW! WUBZY being shown on Nick Jr.

    Through studios based in the United States and Canada, Starz Animation and Film Roman develop and produce 2D and 3D animated content for distribution theatrically, on television and direct-to-video/DVD. Animation production is focused on proprietary content and is also performed for third parties. In the third quarter of 2006, Starz Animation released its first full-length animated film, EVERYONE'S HERO, in theaters. Starz Animation has two additional animated films currently in production that are expected to be released theatrically in 2008. Film Roman's third-party projects include THE SIMPSONS and KING OF THE HILL, which are owned and distributed by Fox TV.

    Domestically, Starz Media utilizes Twentieth Century Fox ("Fox") to distribute and market its theatrical animated filmed products, while internationally it uses foreign sales agents to contract with foreign distributors. Fox is paid a distribution fee for its services. The domestic box office receipts are divided between the theatrical distributors and Starz Media based upon negotiated contractual arrangements on a film by film basis. The foreign sales agent will negotiate with distributors on a territory by territory basis with some contracts requiring minimum guarantees. The international theatrical sales for EVERYONE'S HERO were not significant due to the genre of the movie.

    In the U.S., Starz Media incurs significant marketing, advertising and print costs before and during the theatrical release of a film in an effort to generate awareness of the film, to increase the consumer's intent to view the film, and to generate significant consumer interest in subsequent home video and other ancillary markets. These costs are expensed as incurred. Therefore, Starz Media will incur losses prior to theatrical release of a film. The foreign distributors are normally responsible for the marketing and advertising of films in each of their respective territories.

    Starz Entertainment and Starz Media are both wholly-owned subsidiaries of our newly formed subsidiary, Starz, LLC. We believe that the acquisition of Starz Media will provide opportunities to exploit all the key domestic and international video distribution vehicles: theatrical, premium television, home video, syndication and Internet. Starz, LLC will have the opportunity to test new programming ideas on a single platform and then migrate the successful ones to other distribution outlets.

TRUEPOSITION, INC.

    TruePosition, Inc. develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. Cingular Wireless began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. As of December 31, 2006, both wireless carriers are actively deploying TruePosition's technology and using the technology for E-911. In addition, as of December 31, 2006 four smaller wireless carriers have deployed or started to deploy TruePosition's technology. Although many of the following services have not yet been developed, and may not be developed successfully or at all, TruePosition's wireless location technology could also be used to implement a number of commercial location-based services including (1) comfort and security related applications, including child, pet and elderly tracking; (2) convenience/information services such as "concierge" and "personal navigation" to identify and provide directions to the nearest restaurant, ATM, or gas station or allow travelers to obtain other information specific to their location; (3) corporate applications, such as fleet or asset tracking to enable enterprises to better manage mobile assets to optimize service or cut costs; (4) entertainment/community services such as "friend finder" or "m-dating" to allow mobile users to create a localized community of people with similar interests and receive notification when another group member is close-by; (5) mobile commerce services to help users shop or purchase goods or services from the retailer closest to their current location; and (6) safety related applications to help public or private safety organizations find or track mobile users in need of assistance or help locate stolen property.

    TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has not earned revenue from other location-based services to date. Substantially all of TruePosition's reported revenue in 2004, 2005 and 2006 was derived from Cingular Wireless. Recognition of revenue earned from T-Mobile is deferred in accordance with the software recognition rules under generally accepted accounting principles pending delivery of specified elements, which to date have not been delivered.

    The TruePosition-Registered Trademark- Finder-TM- system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Finder-TM- system calculates the latitude and longitude of a designated wireless telephone or other transmitter and forwards this information in real time to application software. TruePosition offerings cover multiple major wireless technologies including Time Division Multiple Access (TDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

    We own approximately 89% of the common equity of TruePosition and 100% of the TruePosition preferred stock, which preferred stock has a liquidation preference of $427 million at December 31, 2006.

FUN TECHNOLOGIES INC.

    FUN Technologies Inc's. primary business is the provision of online and interactive casual games and sports content. FUN provides its services through two divisions: FUN Games and FUN Sports. The FUN Games division operates a skill games business through which it operates and licenses various formats of skill games including (i) pay-for-play, person-to-person and tournament-based interactive skill games, (ii) free games, (iii) downloadable games and
(iv) subscription games. The FUN Sports division operates fantasy sports services offering editorial content, sports data, games and leagues to consumers and corporate distributors.

    FUN Games offers a wide range of free and cash-based skill games via its own Internet sites and its distribution partners. Cash-based skill games are games in which participants must pay an entry stake to compete against each other for a prize, and in which the winner is determined based on skill rather than on chance. FUN provides private-label gaming systems and services to large interactive entertainment groups, including America Online, EA Sports, Pogo and MSN. FUN Games earns revenue from fees collected for online tournaments and games managed as well as game download and subscription fees.

    FUN Sports develops, operates and licenses fantasy league-hosting software, content, real-time sports statistics and interactive games delivered via broadband. The FUN Sports division has private-label distribution agreements with America Online, the National Basketball Association and Nascar.com, among others. Through the Company's own websites, including www.fanball.com and www.CDMSports.com, FUN Sports provides fantasy sports contests, content, strategy and insight. It also owns Fanball.com radio and produces print publications called "Just Cheat Sheets", "Fantasy Racing" and "Fantasy Football Weekly".

    The FUN Sports division also provides real-time sports information services for sports enthusiasts through its destination site www.DonBest.com. DonBest provides subscription services for live odds, major line move alerts, injury reports, statistical reports, and offers customized information delivery services and publishes this information real time to its subscribers. DonBest does not participate in any gambling activities such as accepting or making wagers.

    We own approximately 53% of the outstanding common shares of FUN.

ON COMMAND CORPORATION

    On Command Corporation, a wholly-owned subsidiary, is a provider of in-room video entertainment and information services to hotels, motels and resorts (which we collectively refer to as hotels) primarily in the United States. On Command had an installed base of approximately 832,000 rooms at December 31, 2006.

    The hotels providing On Command's services collect fees from their guests for the use of On Command's services and are provided a commission equal to a negotiated percentage of the net revenue earned by On Command for such usage. The amount of revenue realized by On Command is affected by a variety of factors, including among others, hotel occupancy rates, the "buy rate" or percentage of occupied rooms that buy movies or services, the quality of On Command's pay-per-view movie offerings, business and leisure travel patterns and changes in the number of rooms served. With the exception of December, which is generally On Command's lowest month for revenue, On Command typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

    On Command primarily provides its services under long-term contracts to hotel corporations, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers. At December 31, 2006, contracts covering approximately 34.3% of On Command's installed rooms have expired, or are scheduled to expire, if not otherwise renewed, during the two-year period ending December 31, 2008. Marriott, Hyatt and Hilton accounted for approximately 34.9%, 9.3% and 8.6% respectively, of On Command's room revenue for the year ended December 31, 2006. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

    As noted above, in December 2006, we announced that we had entered into a definitive agreement to sell Ascent Entertainment Group, Inc., the parent company of On Command, to Lodgenet Entertainment Corporation for $332 million in cash and 2.05 million shares of Lodgenet common stock valued at approximately $50 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in mid-2007.

GSN, LLC

    GSN, LLC owns and operates GSN. With approximately 61 million Nielsen subscribers as of December 31, 2006, GSN is a basic cable network dedicated to game-related programming and interactive game playing. GSN offers 24-hour programming featuring game shows, casino games, reality series, documentaries and other game-related shows. GSN features a full prime-time schedule of interactive programming, which allows viewers a chance to play along with GSN's televised games via GSN.com. GSN programming also includes 12 hours per week of participation television branded as PLAYMANIA. PLAYMANIA contains live interactive game content where home viewers become contestants, playing a multitude of interactive word games, number games and puzzles.

    GSN's revenue is primarily derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems, direct broadcast satellite systems and Telco video providers and from the sale of advertising on its network. GSN's affiliation agreements provide for payments based on the number of subscribers that receive GSN's services and expire between now and

2011. GSN is currently out of contract with DirecTV, a distributor that accounts for approximately 25% of GSN's current subscriber base, and is in negotiations for the renewal of such contract. For the year ended December 31, 2006, GSN earned approximately 11% of its total revenue from each of Comcast and DirecTV.

    We and Sony Pictures Entertainment, a division of Sony Corporation of America, which is a subsidiary of Sony Corporation, each own 50% of GSN, LLC. GSN's day-to-day operations are managed by a management committee of its board of managers. Pursuant to GSN's operating agreement, we and Sony each have the right to designate half of the members of the management committee. Also pursuant to the operating agreement, we and Sony have agreed that direct transfers of our interests in GSN and certain indirect transfers that result in a change of control of the transferring party are subject to a right of first refusal in favor of the non-transferring member.

WILDBLUE COMMUNICATIONS, INC.

    WildBlue Communications, Inc. delivers two-way broadband Internet access via satellite to homes and small businesses in rural markets underserved by terrestrial broadband alternatives. WildBlue provides coverage across the continental United States using a 26-inch dish and satellite modem. WildBlue has a prepaid license for Ka-band capacity on a geostationary satellite located at
111.1 degrees West Longitude. The expected life of the satellite is approximately 15 years. In the event the satellite fails at any time through July 2007, WildBlue is entitled to reimbursement of the cash prepayments made for the license. In December 2006, WildBlue successfully launched a second satellite which is owned by WildBlue and is expected to be placed into commercial service late in the first quarter of 2007.

    WildBlue launched its service in mid-2005 and generates revenue by charging subscription fees for its Internet access services as well as fees for equipment sales and related installation charges. At December 31, 2006, WildBlue had over 120,000 subscribers.

    We own an approximate 32% equity interest in WildBlue.

NEWS CORPORATION

    News Corporation is a diversified international media and entertainment company with operations in eight industry segments, including filmed entertainment, television, cable network programming, direct broadcast satellite television, magazines and inserts, newspapers, book publishing and other. News Corporation's activities are conducted principally in the United States, continental Europe, the United Kingdom, Asia, Australia and the Pacific Basin. News Corporation is a holding company that conducts all of its activities through subsidiaries and affiliates. Its principal subsidiaries and affiliates are Fox Entertainment Group, Inc., Twentieth Century Fox Film Corporation, Fox Television Holdings, Inc., Fox Broadcasting Company, Fox Sports Networks, Inc., NDS Group plc, News America Marketing In-Store Services, Inc., News American Marketing FSI, Inc., News International Limited, News Limited, HarperCollins Publishers, Inc., HarperCollins Publishers Limited, STAR Group Limited, BSkyB and The DIRECTV Group. We own shares representing an approximate 16.2% equity interest and an approximate 19% voting interest in News Corporation

    As discussed above, we have entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our ownership interest in News Corporation for a subsidiary of News Corporation which would own News Corporation's interests in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid-2007.

INTERACTIVE GROUP

    Anchored by QVC, the Interactive Group is focused on video and online commerce. Our strategy is to continue QVC's organic growth in its existing markets while exploring opportunities for expansion in additional international markets. We will also seek to leverage the strength of QVC as a video and web-based retailer by acquiring complementary businesses. In this regard, we acquired Provide Commerce and BuySeasons in 2006.

QVC, INC.

    QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of merchandise-focused televised shopping programs on the QVC television networks and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC networks, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2006, approximately 20% of QVC's domestic revenue and approximately 18% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

    QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. For the year ended December 31, 2006, home, apparel/ accessories and jewelry accounted for approximately 44%, 35% and 21%, respectively, of QVC's net revenue generated by its United States operations. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand name and other products also available from other retailers. QVC's exclusive products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

    QVC distributes its television programs, via satellite or optical fiber, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected, non-preemptible transponder on a domestic satellite. QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on five international satellites. QVC's transponder service agreement for its domestic transponder expires in 2019. QVC's transponder service agreements for its international transponders expire in 2008 through 2013.

    QVC enters into long-term affiliation agreements with satellite and cable television operators who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2007 to 2016. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future.

    In return for carrying the QVC signals, each programming distributor in the United States, the United Kingdom and Germany receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In Japan, some programming distributors receive an agreed-upon monthly fee per subscriber regardless of the net sales, while others earn a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "browsing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As a result of the ongoing conversion of analog cable customers to digital, channel positioning has become more critical due to the increased channel options on the digital line-up.

    QVC's shopping program is telecast live 24 hours a day to approximately
91 million homes in the United States. QVC Shopping Channel reaches approximately 19 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany, reaches approximately 38 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 19 million households and is broadcast live 24 hours a day.

    QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. QVC also has one phone center in each of the United Kingdom and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 34% of all orders taken. QVC has seven distribution centers worldwide and is able to ship approximately 92% of its orders within 48 hours.

    QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned 22%-23% of its revenue in each of the first three quarters of the year and 32%-33% of its revenue in the fourth quarter of the year.

PROVIDE COMMERCE, INC.

    Provide Commerce, Inc., a wholly-owned subsidiary that we acquired in February 2006, operates an e-commerce marketplace of websites that offers high-quality perishable products direct from suppliers to consumers. Provide Commerce combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with Federal Express Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide Commerce derives its revenue primarily from the sale of flowers and plants on its proflowers.com website and from the sale of gourmet foods from its branded websites: Cherry Moon Farms, for fresh premium fruits; Uptown Prime, for premium meats and seafood; Secret Spoon, for fresh sweets and confections; and Shari's Berries, for chocolate-dipped berries and related gifting products. Provide Commerce also enters into arrangements with businesses desiring to offer high-quality, time-sensitive or perishable products to customers on a co-branded or private label basis, designing and hosting dedicated websites on behalf of such clients.

    Provide Commerce initially launched its marketplace to sell and deliver flowers. Provide Commerce later expanded its offerings to include premium meats and seafood, fresh premium fruits and confections. The sale of flowers continues to be Provide Commerce's most significant product comprising approximately 94% of its sales. The sale of flowers is seasonal with over 65% of sales coming from purchases for Valentine's Day and Mother's Day in the first and second quarters of the year. Provide Commerce depends on three suppliers for approximately 55% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

    Provide Commerce believes that one of the keys to its success is the ability to deliver products on time and fresher than its competitors thereby providing a better value for its customers. Provide

Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week. Due to the retail nature of its business, no single customer accounted for more than 10% of Provide Commerce's revenue in 2006.

BUYSEASONS, INC.

    BuySeasons, Inc., a wholly-owned subsidiary that we acquired in August 2006, operates BuyCostumes.com, an on-line retailer of costumes, accessories, decor and party supplies. BuyCostumes.com provides a single destination for children and adults looking for solutions for celebration and costuming events. BuySeasons earns revenue from the sale of its costumes and accessories to retail customers who order via the BuyCostumes.com website. Additionally, BuySeasons earns revenue from its BuySeasons Direct business which offers drop-ship fulfillment of its products for other retailers. While over 90% of BuySeason's products are also available from other on-line and traditional brick-and-mortar retailers, BuySeasons believes that no other single retailer offers the range of products within its niche that BuySeasons offers. BuySeasons also has exclusive arrangements to purchase products that are only available from BuySeasons. BuySeasons works with manufacturers to design costumes and accessories for which BuySeasons has exclusive rights for a predetermined period of time. BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on two suppliers for approximately 30% of its costumes and accessories. The loss of either of these suppliers could adversely impact BuySeasons.

    BuySeasons believes that the key to its success is a combination of a large assortment of on-line products, value pricing and a high level of customer service. BuySeason's business is highly seasonal with nearly 75% of its revenue earned in September and October due to the Halloween holiday. BuySeasons maintains a customer service center at its corporate headquarters. Customer service representatives are available 24 hours a day, seven days a week during its busy season to respond to customer questions. BuySeasons also leases warehouse space to store inventory and ship orders to customers. The customer service center and warehouse staffing is scalable, and BuySeasons employs contract labor to react to higher volume during the peak Halloween season.

EXPEDIA, INC.

    Expedia, Inc. is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia, Hotels.com, Hotwire, Expedia Corporate Travel, Classic Custom Vacations and a range of other domestic and international brands and businesses. Expedia's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Expedia has created an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allows these travel suppliers to efficiently reach and provide their products and services to Expedia customers. Through its diversified portfolio of domestic and international brands and businesses, Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for Expedia's brands and businesses allows it to target a broad range of customers looking for different value propositions. Expedia reaches many customers in several countries and multiple continents through its various brands and businesses, typically customizing international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

    Expedia generates revenue by reserving travel services as the merchant of record and reselling these services to customers at a profit. Expedia also generates revenue by passing reservations booked by its customers to the relevant services for a fee or commission.

    We indirectly own an approximate 21% equity interest and a 53% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, is currently entitled to vote our shares of Expedia, subject to certain limitations. Through our governance arrangements we have the right to appoint and have appointed two of the ten members of Expedia's board of directors.

IAC/INTERACTIVECORP

    IAC/InterActiveCorp is a multi-brand interactive commerce company transacting business worldwide via the Internet, television and the telephone. IAC's portfolio of companies collectively enables direct-to-consumer transactions across many areas, including home shopping, event ticketing, personals, travel, teleservices and local services.

    IAC consists of the following sectors:

    - Retailing, which includes HSN, Cornerstone Brands, Inc., Shoebuy.com and international home shopping channels;

    - Services, which includes Ticketmaster, Lending Tree and its affiliated brands and businesses, and service outsourcers;

    - Media and Advertising, which includes Ask.com and Citysearch; and

    - Membership and Subscriptions, which includes match.com, Entertainment Publications, which promotes merchants through consumer savings, and Interval International, which offers services to time share vacation owners.

    IAC's businesses largely act as intermediaries between suppliers and consumers. IAC aggregates supply from a variety of sources and captures consumer demand across a variety of channels.

    We indirectly own an approximate 24% equity interest and a 57% voting interest in IAC. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and CEO of IAC, is currently entitled to vote our shares of IAC, subject to certain limitations. Through our governance arrangements we have the right to appoint and have appointed two of thirteen members of IAC's board of directors.

REGULATORY MATTERS

PROGRAMMING AND INTERACTIVE TELEVISION SERVICES

    In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

    REGULATION OF PROGRAM LICENSING. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. The prohibition on exclusive programming contracts is scheduled to sunset in 2007, but the FCC likely will initiate a rulemaking proceeding regarding extension of such prohibition of exclusive contracts.

    REGULATION OF CARRIAGE OF PROGRAMMING. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

    REGULATION OF OWNERSHIP. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provided for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carried minority-controlled programming services. The regulations also grandfathered existing carriage arrangements that exceeded the channel limits, but required new channel capacity to be devoted to unaffiliated programming services until the system achieved compliance with the regulations. These channel occupancy limits applied only up to 75 activated channels on the cable system, and the rules did not apply to local or regional programming services. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems.

    In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. The FCC presently is conducting a rulemaking regarding this ownership limitation and its ownership attribution standards.

    The FCC's rules also generally had prohibited common ownership of a cable system and broadcast television station with overlapping service areas. In 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's decision to retain the cable/broadcast cross-ownership rule was arbitrary and capricious and vacated the rule. The FCC did not seek Supreme Court review of this decision or initiate a new rulemaking proceeding. The FCC rules continue to prohibit common ownership of a cable system and MMDS with overlapping service areas.

    REGULATION OF CARRIAGE OF BROADCAST STATIONS. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. In 2005, the FCC denied mandatory dual carriage of a television station's analog and digital signals during the digital television transition and also denied mandatory carriage of all of a television station's digital signals, other than its "primary" signal. Television station owners continue to seek reconsideration of the FCC's decision and may seek judicial review or legislative change of the FCC's decision.

    CLOSED CAPTIONING AND VIDEO DESCRIPTION REGULATION. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over an eight to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, the programming companies in which we have interests may incur costs for closed captioning.

    A-LA-CARTE PROCEEDING. In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "a-la-carte," i.e. on an individual or small tier basis. The Media Bureau released a report in 2004, which concluded that a-la-carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. On February 9, 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-la-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-la-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. The programming companies that distribute their services in tiers or packages of programming services would experience decreased distribution if a-la-carte carriage were mandated.

    COPYRIGHT REGULATION. The programming companies in which we have interests must obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and the Society of European Stage Authors and Composers

(SESAC), each with rights to the music of various artists. The programming companies in which we have interests generally have obtained the necessary rights through separate agreements with ASCAP, BMI and SESAC, which have negotiated agreements with some programmers that include new rate structures and may require retroactive rate increases. Certain of the programming companies also have obtained licenses for music performance rights outside the United States through various licensing agencies located in the foreign countries in which their services are distributed.

    SATELLITES AND UPLINK. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

INTERNET SERVICES

    The Internet businesses in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations. Certain of our subsidiaries engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. Goods sold over the Internet also must comply with traditional regulatory requirements, such as the Federal Trade Commission requirements regarding truthful and accurate claims. With regard to state and local taxes, legislation enacted by Congress in 2004 extended the moratorium on such taxes on Internet access and commerce until November 1, 2007.

    Congress and individual states may consider additional online privacy legislation. Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

OTHER REGULATION

    We also have significant ownership interests on a cost basis in other entities, such as News Corporation and Sprint Nextel Corporation, which are extensively regulated. For example, the broadcast stations owned and the direct broadcast satellite service controlled by News Corp. are subject to a variety of FCC regulations. Sprint Nextel is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

PROPOSED CHANGES IN REGULATION

    The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

COMPETITION

    Our businesses that engage in video and on-line commerce compete with traditional offline and online retailers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. In addition, QVC and IAC's subsidiary, Home Shopping Network, compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and Hallmark Flowers and floral wire services such as FTD and Teleflora. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, convenience, price, website performance, customer service and accuracy of order shipment.

    Our businesses that distribute programming for cable and satellite television compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, the programming services of our programming businesses compete for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Our programming businesses also compete for creative talent and programming content. In addition, Starz Entertainment relies on third parties for substantially all of its programming content whereas Starz Entertainment's competitors produce some of their own programming content. We believe that the principal competitive factors for our programming businesses are prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

    Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with online and offline providers of similar services including providers of ticketing services, lending services, travel agencies, operators of destination search sites and search-centric portals, search technology providers, online advertising networks, site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors that focus on a specific category or geography. Expedia also competes with hoteliers and airlines as well as travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services. We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

    Starz Media faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. Starz Media's animated films compete directly with other animation producer/motion picture studio teams including Pixar, Disney, DreamWorks, and Blue Sky/ Twentieth Century Fox, among others. Because of the importance of the domestic theatrical market in determining revenue from other sources, the primary competition for Starz Media's planned theatrical films and its other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at approximately the same time as Starz Media's films. In addition to competing for box office receipts, Starz Media competes with other film studios over optimal release dates and the number of motion picture screens on which movies are exhibited. In addition, it competes with other films released into the international theatrical market and the worldwide home video/DVD and television markets. Starz Media also competes with other movie studios for the services of creative and technical personnel, particularly in the fields of animation and technical direction.

    The Anchor Bay and Manga distribution operations compete with the distribution divisions of major theatrical production companies, as well as with several other independent home video/DVD distribution companies, including GoodTimes Entertainment, Lyrick Studios, Sony Wonder and VIZ Entertainment.

EMPLOYEES

    As of December 31, 2006, we had 65 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 14,700 employees. We believe that our employee relations are good.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    For financial information related to the geographic areas in which we do business, see note 18 to our consolidated financial statements found in Part II of this report.

(e) AVAILABLE INFORMATION

    All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

    Our corporate governance guidelines, code of ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

    The information contained on our website is not incorporated by reference herein.

ITEM 1A. RISK FACTORS

    THE RISKS DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ARE NOT THE ONLY ONES THAT RELATE TO OUR BUSINESSES OR OUR CAPITALIZATION. THE RISKS DESCRIBED BELOW ARE CONSIDERED TO BE THE MOST MATERIAL. HOWEVER, THERE MAY BE OTHER UNKNOWN OR UNPREDICTABLE ECONOMIC, BUSINESS, COMPETITIVE, REGULATORY OR OTHER FACTORS THAT ALSO COULD HAVE MATERIAL ADVERSE EFFECTS ON OUR BUSINESSES. PAST FINANCIAL PERFORMANCE MAY NOT BE A RELIABLE INDICATOR OF FUTURE PERFORMANCE AND HISTORICAL TRENDS SHOULD NOT BE USED TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS. IF ANY OF THE EVENTS DESCRIBED BELOW WERE TO OCCUR, OUR BUSINESSES, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND/OR CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

    WE COULD BE REQUIRED TO USE ASSETS ATTRIBUTED TO ONE GROUP TO PAY LIABILITIES ATTRIBUTED TO ANOTHER GROUP. The assets attributed to one group are potentially subject to the liabilities, including tax liabilities, attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. While our current management and allocation policies provide that transfers of assets between groups will result in the creation of an inter-group loan or an inter-group interest, no provision of our amended charter prevents us from satisfying liabilities of one group with assets of the other group, and our creditors are not in any way limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

COMMON STOCK. To the extent the market price of the Liberty Interactive common stock or the Liberty Capital common stock track the performance of more focused groups of businesses, assets and liabilities than those of our company as a whole, the market prices of these stocks may be more volatile than the market prices of our common stock would have been had we never implemented our tracking stock structure. The market prices of the Liberty Interactive common stock and the Liberty Capital common stock may be materially affected by, among other things:

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

    - decisions as to operational, financial and tax matters that could be considered detrimental to one group but beneficial to the other;

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

In this type of a transaction, holders of the disposing group's common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group. In addition, there is no requirement that any such transaction be tax-free to the holders of the disposing group's common stock.

    Our board of directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of either group of our common stock.

    HOLDERS OF LIBERTY INTERACTIVE COMMON STOCK OR LIBERTY CAPITAL COMMON STOCK MAY RECEIVE LESS CONSIDERATION UPON A SALE OF THE ASSETS ATTRIBUTED TO THAT GROUP THAN IF THAT GROUP WERE A SEPARATE COMPANY. If the Interactive Group or the Capital Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company might receive a greater amount of proceeds than the holders of Liberty Interactive common stock or Liberty Capital common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty Interactive common stock or Liberty Capital common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group.

    FOLLOWING MAY 9, 2007, THE FIRST ANNIVERSARY OF THE IMPLEMENTATION OF OUR TRACKING STOCK STRUCTURE (ABSENT AN EARLIER TRIGGERING EVENT), OUR BOARD OF DIRECTORS MAY IN ITS SOLE DISCRETION ELECT TO CONVERT LIBERTY INTERACTIVE COMMON STOCK INTO LIBERTY CAPITAL COMMON STOCK, THEREBY CHANGING THE NATURE OF YOUR INVESTMENT AND POSSIBLY DILUTING YOUR ECONOMIC INTEREST IN OUR COMPANY, WHICH COULD RESULT IN A LOSS IN VALUE TO YOU. Our amended charter permits our board of directors, in its sole discretion, after May 9, 2007 (absent an earlier triggering event), to convert each share of Liberty Interactive Series A, Series B and Series C common stock into a number of shares of the corresponding series of Liberty Capital common stock at a ratio based on the relative trading prices of the Liberty Interactive Series A common stock (or another series of Liberty Interactive common stock subject to certain limitations) and the Liberty Capital Series A common stock (or another series of Liberty Capital common stock subject to certain limitations) over a specified 60-trading day period. We cannot predict the impact on the market value of our stock of (1) our board of directors' ability to effect any such conversion or (2) the exercise of this conversion right by us. In addition, our board of directors may effect such a conversion at a time when the market value of its stock could cause the stockholders of one group to be disadvantaged.

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

    Our chairman, John C. Malone, has the power to direct the vote of approximately 30% of our outstanding voting power and approximately 90% of our outstanding Series B shares.

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

    IF WE FAIL TO MEET REQUIRED CAPITAL CALLS TO A BUSINESS AFFILIATE, WE COULD BE FORCED TO SELL OUR INTEREST IN THAT COMPANY, OUR INTEREST IN THAT COMPANY COULD BE DILUTED OR WE COULD FORFEIT IMPORTANT RIGHTS. We are a party to stockholder and partnership agreements relating to our equity interest in business affiliates that provide for possible capital calls on stockholders and partners. Our failure to meet a capital call, or other commitment to provide capital or loans to a particular business affiliate, may have adverse consequences to us and the group to which that business affiliate is attributed. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash. See "--A SUBSTANTIAL PORTION OF THE CONSOLIDATED DEBT ATTRIBUTED TO EACH GROUP IS HELD ABOVE THE OPERATING SUBSIDIARY LEVEL, AND WE COULD BE UNABLE IN THE FUTURE TO OBTAIN CASH IN AMOUNTS SUFFICIENT TO SERVICE THAT DEBT AND OUR OTHER FINANCIAL OBLIGATIONS" below.

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

    A SUBSTANTIAL PORTION OF THE CONSOLIDATED DEBT ATTRIBUTED TO EACH GROUP IS HELD ABOVE THE OPERATING SUBSIDIARY LEVEL, AND WE COULD BE UNABLE IN THE FUTURE TO OBTAIN CASH IN AMOUNTS SUFFICIENT TO SERVICE THAT DEBT AND OUR OTHER FINANCIAL OBLIGATIONS. As of December 31, 2006, Liberty Media LLC, which is a wholly owned subsidiary of our company, had $7.7 billion principal amount of debt outstanding. Our ability to meet the financial obligations of Liberty Media LLC and our other financial obligations will depend upon our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years.

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

    ADVERSE EVENTS OR TRENDS IN THE INDUSTRIES IN WHICH THE SUBSIDIARIES AND BUSINESS AFFILIATES ATTRIBUTED TO EITHER GROUP OPERATE COULD HARM THAT
GROUP. In general, the subsidiaries and business affiliates in both groups are sensitive to trends and events that are outside their control. For example, adverse trends or events, such as general economic downturns, decreases in consumer spending and natural or other disasters, among other adverse events and trends, could have a significantly negative impact on both groups.

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

    QVC HAS OPERATIONS OUTSIDE OF THE UNITED STATES THAT ARE SUBJECT TO NUMEROUS OPERATIONAL AND FINANCIAL RISKS. QVC has operations in countries other than the United States and are subject to the following risks inherent in international operations:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES.

    We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

    QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia and Bochum, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hucklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia and Rocky Mount, North Carolina. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany and Japan for retail outlet stores, office space, warehouse space and call center locations.

    Starz Entertainment owns its corporate headquarters in Englewood, Colorado. In addition, Starz Entertainment leases office space for its business affairs and sales staff at five locations around the United States.

    Starz Media leases space for its executive offices, distribution and sales operations, and production studio facilities in Burbank, California, Troy, Michigan, Beverly Hills, California and New York, New York. Starz Media also leases space for its international production and distribution operations in Toronto, Ontario, Vancouver, British Columbia, London, England and Melbourne, Australia.

    On Command leases its corporate headquarters in Denver, Colorado. It also leases 120,000 square feet of light manufacturing and storage space in Denver, Colorado and 42,000 square feet of office space in San Jose, California. On Command also has a number of small leased facilities in the United States, Canada and Mexico.

    Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our former chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all of the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. On March 30, 2005, the court entered a judgment in accordance with the jury's verdict, and in addition ruled in our favor on various equitable claims asserted by the plaintiffs. The plaintiff has appealed the judgment to the United States Court of Appeals for the Tenth Circuit. Both sides have submitted briefs, and oral arguments were held on November 15, 2006. To date, we have not received notice of any decision by the Court.

    DR. LEO KIRCH, INDIVIDUALLY AND AS ASSIGNEE, KGL POOL GMBH, AND INTERNATIONAL TELEVISION TRADING CORP. V. LIBERTY MEDIA CORPORATION, JOHN MALONE, DEUTSCHE BANK, AG, AND DR. ROLF-ERNST BREUER. Dr. Kirch was the primary owner of KirchGroup, a German cable television and media conglomerate. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition and the transactions with Deutsche Telekom were never consummated. On January 14, 2004, Dr. Kirch, KGL Pool GBH, and International Television Trading Corp. added our company, and our chairman, John C. Malone, to a lawsuit they had initiated against Deutsche Bank and Dr. Breuer on February 3, 2003. In that lawsuit, which was filed in the United States District Court for the Southern District of New York, the plaintiffs' claims against us included, among other things, interference with contract, and interference with prospective economic advantage arising from an alleged conspiracy among our company, Dr. Malone, Deutsche Bank and Dr. Breuer pursuant to which we allegedly were involved in effecting transactions that led to the collapse of the KirchGroup's control of the German cable market in an effort to facilitate our agreements with Deutsche Telekom. Dr. Kirch, KGL Pool and International Television sought damages in an unspecified amount. We and Dr. Malone filed a motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted. That motion, as well as the other defendants' motion to dismiss on the same grounds, was granted by the court on September 24, 2004. The plaintiffs appealed the court's dismissal of the case to the United States Court of Appeals for the Second Circuit. On appeal, the case was remanded to the trial court for a determination on the issue of whether the case should be dismissed on grounds of FORUM NON CONVENIENS. On November 8, 2006, the trial court ruled on this issue and dismissed the suit on such grounds. To date, we have not received notice of any further actions taken by the plaintiffs with respect to the claims made in this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

    We issued our tracking stocks, Liberty Capital Series A and Series B common stock (LCAPA and LCAPB) and Liberty Interactive Series A and Series B common stock (LINTA and LINTB), on May 10, 2006. Holders of our predecessor's common stock received .25 of a share of LINTA and .05 of a share of LCAPA in exchange for each share of Series A common stock held and .25 of a share of LINTB and .05 of a share of LCAPB in exchange for each share of Series B common stock held. Each series of our tracking stock trades on the Nasdaq National Market. Prior to May 10, 2006, our two series of common stock, Series A and Series B, traded on the New York Stock Exchange under the symbols L and LMC.B, respectively. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2006 and 2005.

                                                                   SERIES A              SERIES B
                                                                      (L)                 (LMC.B)
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
2005
  First quarter.............................................   $10.93      9.97      11.60      10.30
  Second quarter............................................   $10.64     10.01      11.06      10.20
  Third quarter through July 20, 2005*......................   $10.28      9.89      10.75      10.00
  July 21 through September 30, 2005*.......................   $ 8.90      7.98      10.15       8.12
  Fourth quarter............................................   $ 8.18      7.59       8.56       7.55

2006
  First quarter.............................................   $ 8.44      7.73       8.50       7.80
  Second quarter through May 9, 2006........................   $ 8.76      8.20       8.90       8.20

                                                                           LIBERTY CAPITAL
                                                              -----------------------------------------
                                                                   SERIES A              SERIES B
                                                                    (LCAPA)               (LCAPB)
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
2006
  Second quarter--May 10, 2006 through June 30, 2006........   $83.95     77.00      87.99      79.26
  Third quarter.............................................   $87.02     80.01      87.25      80.73
  Fourth quarter............................................   $98.80     83.32      99.46      84.34

                                                                         LIBERTY INTERACTIVE
                                                              -----------------------------------------
                                                                   SERIES A              SERIES B
                                                                    (LINTA)               (LINTB)
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
2006
  Second quarter--May 10, 2006 through June 30, 2006........   $20.25     16.28      20.09      15.98
  Third quarter.............................................   $20.60     15.84      20.50      16.00
  Fourth quarter............................................   $23.29     19.85      23.13      19.61

------------------------

*   Our spin off of DHC was completed on July 21, 2005.

HOLDERS

    As of January 31, 2007, there were approximately 68,000 and less than 1,000 beneficial holders of our Liberty Capital Series A and Series B common stock, respectively, and approximately 74,000 and less than 1,000 beneficial holders of our Liberty Interactive Series A and Series B common stock, respectively.

DIVIDENDS

    We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    Information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of shareholders.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

                                                 LIBERTY INTERACTIVE SERIES A COMMON STOCK
                           -------------------------------------------------------------------------------------
                                                                                            (D) MAXIMUM NUMBER
                                                                                          (OR APPROXIMATE DOLLAR
                                                                 (C) TOTAL NUMBER OF      VALUE) OF SHARES THAT
                           (A) TOTAL NUMBER    (B) AVERAGE     SHARES PURCHASED AS PART    MAY YET BE PURCHASED
                              OF SHARES       PRICE PAID PER    OF PUBLICLY ANNOUNCED       UNDER THE PLANS OR
PERIOD                        PURCHASED           SHARE           PLANS OR PROGRAMS            PROGRAMS(1)
------                     ----------------   --------------   ------------------------   ----------------------
October 2006.............      5,129,246        $    21.22             5,129,246            $    160.5 million
November 2006............      3,443,499        $    22.51             3,443,499            $  1,082.9 million
December 2006............      1,578,700        $    22.66             1,578,700            $  1,047.2 million
                              ----------                              ----------
  Total..................     10,151,445                              10,151,445
                              ==========                              ==========

------------------------

(1) Our program to repurchase shares of Liberty Interactive common stock was approved by our board of directors and disclosed in our 2006 Annual Proxy dated April 7, 2006. In November 2006, our board of directors increased the aggregate amount of Liberty Interactive common stock that can be repurchased from $1 billion to $2 billion. We may alter or terminate the program at any time.

ITEM 6. SELECTED FINANCIAL DATA.

    The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       2006       2005       2004     2003(2)      2002
                                                     --------   --------   --------   --------   --------
                                                                    (AMOUNTS IN MILLIONS)
SUMMARY BALANCE SHEET DATA(1):
Investments in available-for-sale securities and
  other cost investments...........................  $21,622     18,489     21,834     19,544     14,156
Investment in affiliates...........................  $ 1,842      1,908        784        745      3,420
Assets of discontinued operations..................  $   512        516      6,258      9,741      8,985
Total assets.......................................  $47,638     41,965     50,181     54,225     40,324
Long-term debt(3)..................................  $ 8,909      6,370      8,566      9,417      3,646
Stockholders' equity...............................  $21,633     19,120     24,586     28,842     24,682

                                                                      YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          2006       2005       2004     2003(2)      2002
                                                        --------   --------   --------   --------   --------
                                                                       (AMOUNTS IN MILLIONS,
                                                                     EXCEPT PER SHARE AMOUNTS)
SUMMARY STATEMENT OF OPERATIONS DATA(1):
Revenue...............................................   $8,613     7,646       6,743      2,934      1,010
Operating income (loss)(4)............................   $1,021       944         788       (841)       189
Realized and unrealized gains (losses) on financial
  instruments, net....................................   $ (279)      257      (1,284)      (661)     2,127
Gains (losses) on dispositions, net...................   $  607      (361)      1,411      1,128       (526)
Nontemporary declines in fair value of investments....   $   (4)     (449)       (129)       (22)    (5,793)
Earnings (loss) from continuing operations(4).........   $  709       (43)        105     (1,144)    (2,783)
Basic and diluted earnings (loss) from continuing
  operations per common share(5):
  Liberty common stock................................   $  .07      (.02)        .04       (.42)     (1.07)
  Liberty Capital common stock........................   $  .24        --          --         --         --
  Liberty Interactive common stock....................   $  .73        --          --         --         --

------------------------

(1) In the fourth quarter of 2006, we executed agreements to sell our interests in OpenTV Corp. ("OPTV") and Ascent Entertainment Group ("AEG"), which is the parent company of On Command Corporation, in separate transactions to unrelated third parties. Our consolidated financial statements and selected financial information have been prepared to reflect OPTV and AEG as discontinued operations. Accordingly, the assets and liabilities, and revenue, costs and expenses of OPTV and AEG have been excluded from the respective captions in our consolidated financial statements and selected financial information and have been reported under the heading of discontinued operations. See note 5 to our consolidated financial statements for additional information regarding OPTV and AEG.

(2) On September 17, 2003, we completed our acquisition of Comcast Corporation's approximate 56% ownership in QVC, Inc. for approximately $7.9 billion, comprised of cash, floating rate senior notes and shares of our Series A common stock. When combined with our previous ownership of approximately 42% of QVC, we owned 98% of QVC upon consummation of the transaction, which is deemed to have occurred on September 1, 2003, and we have consolidated QVC's financial position and results of operations since that date.

(3) Excludes the call option portion of our exchangeable debentures. See note 9 to our consolidated financial statements.

(4) Our 2003 operating loss and loss from continuing operations include a $1,352 million goodwill impairment charge related to our wholly-owned subsidiary, Starz Entertainment, LLC (formerly known as Starz Entertainment Group LLC).

(5) Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Interactive common stock for the period from May 10, 2006 to December 31, 2006. EPS has been calculated for Liberty common stock for all periods prior to May 10, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

OVERVIEW

    We are a holding company that owns controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries are QVC, Inc. and Starz Entertainment, LLC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    In 2006, we began implementing a strategy to convert passive investments into operating businesses. We exchanged our cost investment in IDT Corporation for IDT's subsidiary IDT Entertainment, and we signed an agreement with News Corporation to exchange our investment in News Corporation for a News Corporation subsidiary which would own News Corporations' 38.5% interest in The DirecTV Group, three regional sports television networks and cash. In addition, we acquired controlling interests in Provide Commerce, Inc., FUN
Technologies, Inc. and BuySeasons, Inc.

    Our "Corporate and Other" segment includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc.,
TruePosition, Inc. and BuySeasons, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in the third quarter of 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a 55% common stock interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an on-line retailer of costumes, accessories, decor and party supplies.

    In addition to the foregoing businesses, we hold an approximate 21% interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related derivative positions in public companies such as News Corporation, IAC/ InterActiveCorp, Time
Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market value and are included in corporate and other.

TRACKING STOCKS

    On May 9, 2006, we completed a restructuring pursuant to which we were organized as a new holding company, and we became the new publicly traded parent company of Liberty Media LLC, which was formerly known as Liberty Media Corporation, and which we refer to as "Old Liberty". As a result of the restructuring, all of the Old Liberty outstanding common stock was exchanged for our two new tracking stocks, Liberty Interactive common stock and Liberty Capital common stock. Each tracking stock issued in the restructuring is intended to track and reflect the economic performance of one of two newly designated groups, the Interactive Group and the Capital Group, respectively.

    A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide and BuySeasons and our interests in Expedia and IAC/InterActiveCorp. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of December 31, 2006) of our existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries Starz Entertainment, Starz Media, FUN and TruePosition, our equity affiliates GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $4,580 million principal amount (as of December 31, 2006) of our existing publicly-traded debt to the Capital Group.

    See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

DISCONTINUED OPERATIONS

    In the fourth quarter of 2006, we committed to two separate transactions pursuant to which we intend to sell our interests in OpenTV Corp and Ascent Entertainment Group ("AEG") to unrelated third parties. The agreement to sell OpenTV was executed in October 2006 and provided for us to sell all of our controlling interest in OpenTV for approximately $132 million in cash. Pursuant to an agreement with OpenTV, we would pay OpenTV up to approximately
$20 million of the sales proceeds on the first anniversary of the closing, subject to the satisfaction of certain conditions. The transaction was completed on January 16, 2007. The agreement to sell AEG, of which the primary asset is 100% of the common stock of On Command Corporation, was executed in December 2006 and provides that if the transaction is completed, we would sell our interest in AEG for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. The transaction, which is subject to regulatory approval and customary closing conditions, is expected to close in mid-2007.

    OpenTV and AEG each meet the criteria of Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, for classification as assets held for sale as of December 31, 2006 and were included in the Capital Group.

    On July 21, 2005, we completed the spin off of our wholly-owned subsidiary, Discovery Holding Company ("DHC"), to our shareholders. At the time of the spin off, DHC's assets were comprised of our 100% ownership interest in Ascent Media Group, our 50% ownership interest in Discovery Communications, Inc. and $200 million in cash. The spin off is intended to qualify as a tax-free spin off. We recognized no gain or loss in connection with the spin off due to the pro rata nature of the distribution.

    On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, Liberty Media International, Inc. ("LMI"), to our shareholders. Substantially all of the assets and businesses of LMI were attributed to our International Group segment. The spin off is intended to qualify as a tax-free spin off. For accounting purposes, the spin off is deemed to have occurred on June 1, 2004, and we recognized no gain or loss in connection with the spin off due to the pro rata nature of the distribution.

    During the fourth quarter of 2004, the executive committee of our board of directors approved a plan to dispose of our approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. On May 16, 2005, The Bankruptcy Court approved the sale of substantially all of the operating assets of DMX to an independent third party. As a result of the DMX bankruptcy filing, we deconsolidated DMX effective December 31, 2004.

    Our consolidated financial statements and accompanying notes have been prepared to reflect OpenTV, AEG, DHC, LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

STRATEGIES AND CHALLENGES OF BUSINESS UNITS

    QVC has identified improved domestic growth and continued international growth as key areas of focus in 2007. QVC's steps to achieving these goals will include (1) continued domestic and international efforts to increase the number of customers who have access to and use its service, (2) continued expansion of brand selection and available domestic products and (3) continued development and enhancement of the QVC websites to drive Internet commerce. The key challenges to achieving these goals in both the U.S. and international markets are (1) increased competition from other home shopping and Internet retailers,
(2) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits, (3) maintaining favorable channel positioning as digital TV penetration increases and (4) successful management transition.

    Starz Entertainment views (1) negotiating new affiliation agreements with key distributors and (2) increasing subscribers to its on-demand and more traditional cable and satellite delivered services, as well as its Internet delivered services, as key initiatives in 2007. Starz Entertainment faces several key obstacles in its attempt to meet these goals, including: (1) cable operators' promotion of bundled service offerings rather than premium video services; (2) the impact on viewer habits of new technologies such as video on demand and personal video recorders; (3) continued consolidation in the broadband and satellite distribution industries; and (4) an increasing number of alternative movie and programming sources.

RESULTS OF OPERATIONS

    GENERAL. We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items of our reportable segments categorized by the tracking stock group to which those segments are attributed. The "corporate and other" category for each tracking stock group consists of those assets within the category which are attributed to such tracking stock group. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Interactive Group" and "Capital Group" below.

CONSOLIDATED OPERATING RESULTS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
REVENUE
  Interactive Group
    QVC.....................................................   $7,074     6,501      5,687
    Corporate and Other.....................................      252        --         --
                                                               ------     -----      -----
                                                                7,326     6,501      5,687
                                                               ------     -----      -----
  Capital Group
    Starz Entertainment.....................................    1,033     1,004        963
    Corporate and Other.....................................      254       141         93
                                                               ------     -----      -----
                                                                1,287     1,145      1,056
                                                               ------     -----      -----
      Consolidated Liberty..................................   $8,613     7,646      6,743
                                                               ======     =====      =====

OPERATING CASH FLOW (DEFICIT)
  Interactive Group
    QVC.....................................................   $1,656     1,422      1,230
    Corporate and Other.....................................       24        (5)        (6)
                                                               ------     -----      -----
                                                                1,680     1,417      1,224
                                                               ------     -----      -----
  Capital Group
    Starz Entertainment.....................................      186       171        239
    Corporate and Other.....................................      (83)      (47)       (72)
                                                               ------     -----      -----
                                                                  103       124        167
                                                               ------     -----      -----
      Consolidated Liberty..................................   $1,783     1,541      1,391
                                                               ======     =====      =====
OPERATING INCOME (LOSS)
  Interactive Group
    QVC.....................................................   $1,130       921        760
    Corporate and Other.....................................       --        (5)       (12)
                                                               ------     -----      -----
                                                                1,130       916        748
                                                               ------     -----      -----
  Capital Group
    Starz Entertainment.....................................      163       105        148
    Corporate and Other.....................................     (272)      (77)      (108)
                                                               ------     -----      -----
                                                                 (109)       28         40
                                                               ------     -----      -----
      Consolidated Liberty..................................   $1,021       944        788
                                                               ======     =====      =====

    REVENUE. Our consolidated revenue increased 12.6% in 2006 and 13.4% in 2005, as compared to the corresponding prior year. The 2006 increase is due primarily to an 8.8% or $573 million increase at QVC and our 2006 acquisitions of Provide ($220 million), Starz Media ($86 million), FUN ($42 million) and BuySeasons ($32 million). The 2005 increase was driven primarily by growth of 14.3% at QVC and growth of 4.3% at Starz Entertainment. In addition, TruePosition's revenue increased $77 million as it continued to increase delivery and acceptance of its equipment in Cingular Wireless's markets. See Management's Discussion and Analysis for the Interactive Group and the Capital Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, TruePosition will not recognize any revenue under this contract until 2008. TruePosition recognized approximately
$105 million of revenue under this contract in 2006 prior to signing the amendment.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles ("GAAP"). Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest.

    Consolidated Operating Cash Flow increased $242 million or 15.7% and
$150 million or 10.8% in 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 increase is due to a $234 million or 16.5% increase at QVC and a $15 million or 8.8% increase at Starz Entertainment. Operating cash flow for Provide of $24 million and BuySeasons of $6 million were offset by operating cash flow deficits for Starz Media of $24 million and FUN of $11 million. The 2005 increase is due to a $192 million increase for QVC and a $30 million improvement for TruePosition, partially offset by a $68 million decrease for Starz Entertainment.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees,
(2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and
(3) amortization of restricted stock grants.

    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123R"). Statement 123R requires that we amortize the grant date fair value of our stock option and SAR awards that qualify as equity awards as stock compensation expense over the vesting period of such awards. Statement 123R also requires that we record our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our consolidated statement of operations. Prior to adoption of Statement 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes of $31 million, which primarily reflects the fair value of the liability portion of QVC's stock option awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $67 million of stock compensation expense for the year ended
December 31, 2006, compared with $52 million for the comparable period in 2005. The 2006 stock compensation expense is net of a $24 million credit related to the terminations of QVC's stock option plan as described in note 13 to the accompanying consolidated financial statements. As of December 31, 2006, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $59 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in 2006 due to our acquisitions and capital expenditures partially offset by a decrease at Starz Entertainment due to certain intangibles becoming fully amortized. As the businesses we acquired in 2006 are not capital intensive, we do not expect them to have a significant impact on our depreciation in the future. Depreciation and amortization decreased slightly in 2005 due to certain assets becoming fully amortized, partially offset by an increase in depreciable assets due to capital expenditures.

    IMPAIRMENT OF LONG-LIVED ASSETS.  We acquired our interest in FUN in
March 2006. Subsequent to our acquisition, the market value of FUN's stock has declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which we believe the market perceives as potentially impacting FUN's skill gaming business. In connection with our annual evaluation of the recoverability of FUN's goodwill, we received a third-party valuation, which indicated that the carrying value of FUN's goodwill exceeded its market value. Accordingly, we recognized a $111 million impairment charge related to goodwill and a $2 million impairment charge related to trademarks.

    OPERATING INCOME (LOSS). We generated consolidated operating income of $1,021 million, $944 million and $788 million in 2006, 2005 and 2004, respectively. The 2006 increase is due to increases for QVC ($209 million) and Starz Entertainment ($58 million), partially offset by losses generated by FUN ($140 million, including the above-described impairment charges) and Starz Media ($29 million) as well as an increase in corporate stock compensation expense of $34 million due to the adoption of Statement 123R. Our operating income in 2005 is attributable to QVC ($921 million) and Starz Entertainment ($105 million) partially offset by operating losses of our other consolidated subsidiaries and corporate expenses.

OTHER INCOME AND EXPENSE

    Components of Other Income (Expense) are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Interest expense
  Interactive Group.........................................   $(417)      (374)       (385)
  Capital Group.............................................    (263)      (252)       (234)
                                                               -----       ----      ------
    Consolidated Liberty....................................   $(680)      (626)       (619)
                                                               =====       ====      ======
Dividend and interest income
  Interactive Group.........................................   $  40         35          20
  Capital Group.............................................     174        108         110
                                                               -----       ----      ------
    Consolidated Liberty....................................   $ 214        143         130
                                                               =====       ====      ======
Share of earnings of affiliates
  Interactive Group.........................................   $  47          9          (3)
  Capital Group.............................................      44          4          18
                                                               -----       ----      ------
    Consolidated Liberty....................................   $  91         13          15
                                                               =====       ====      ======
Realized and unrealized gains (losses) on financial
  instruments, net
  Interactive Group.........................................   $  20        (17)        (17)
  Capital Group.............................................    (299)       274      (1,267)
                                                               -----       ----      ------
    Consolidated Liberty....................................   $(279)       257      (1,284)
                                                               =====       ====      ======
Gains (losses) on dispositions, net
  Interactive Group.........................................   $  --         40           7
  Capital Group.............................................     607       (401)      1,404
                                                               -----       ----      ------
    Consolidated Liberty....................................   $ 607       (361)      1,411
                                                               =====       ====      ======
Nontemporary declines in fair value of investments
  Interactive Group.........................................   $  --         --          --
  Capital Group.............................................      (4)      (449)       (129)
                                                               -----       ----      ------
    Consolidated Liberty....................................   $  (4)      (449)       (129)
                                                               =====       ====      ======
Other, net
  Interactive Group.........................................   $  23        (38)          4
  Capital Group.............................................      (5)        (1)        (30)
                                                               -----       ----      ------
    Consolidated Liberty....................................   $  18        (39)        (26)
                                                               =====       ====      ======

    INTEREST EXPENSE. Consolidated interest expense increased 8.6% and 1.1% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. Interest expense attributable to the Interactive Group increased 11.5% in 2006 due to increased borrowings by QVC, which were used to retire certain of our publicly-traded debt and for repurchases of Liberty Interactive common stock. The increase in 2005 is due to lower outstanding debt balances, more than offset by higher interest rates on our variable rate debt.

    DIVIDEND AND INTEREST INCOME. Interest income for the Capital Group increased in 2006 due to higher invested cash balances. Interest and dividend income for the year ended December 31, 2006 was comprised of interest income earned on invested cash ($84 million), dividends on News Corporation common stock ($57 million), dividends on other available-for-sale ("AFS") securities ($20 million) and other ($13 million). If our exchange transaction with News Corporation described below is completed as currently contemplated, we expect that our dividend income from News Corporation in 2007 will be approximately 50% of the 2006 amount and zero in subsequent years.

    SHARE OF EARNINGS OF AFFILIATES. Our 2006 share of earnings of affiliates are attributable to Expedia ($50 million) and other investees ($41 million). In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16.2% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38.5% interest in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS that the exchange is tax free, is expected in mid- 2007. Upon consummation, if completed, we will account for our interest in The DirecTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DirecTV Group announced that its net income for the year ended December 31, 2006 was $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Exchangeable debenture call option obligations..............   $(353)       172        (129)
Equity collars..............................................     (59)       311        (941)
Borrowed shares.............................................     (32)      (205)       (227)
Put options.................................................      --        (66)          2
Other derivatives...........................................     165         45          11
                                                               -----       ----      ------
                                                               $(279)       257      (1,284)
                                                               =====       ====      ======

    GAINS (LOSSES) ON DISPOSITIONS. Aggregate gains (losses) from dispositions are comprised of the following.

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
TRANSACTION                                                     2006       2005       2004
-----------                                                   --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
CAPITAL GROUP
Sale of investment in Court TV..............................    $303         --         --
Sale of investment in Freescale.............................     256         --         --
Sale of investment in Telewest Global, Inc..................      --       (266)        --
Sale of investment in Cablevision S.A.......................      --       (188)        --
Sale of News Corporation non-voting shares..................      --         --        844
Exchange transaction with Comcast...........................      --         --        387
Other, net..................................................      48         53        173
                                                                ----       ----      -----
                                                                 607       (401)     1,404
                                                                ----       ----      -----
INTERACTIVE GROUP
Other, net..................................................      --         40          7
                                                                ----       ----      -----
                                                                $607       (361)     1,411
                                                                ====       ====      =====

    In the above transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 6, 11 and 15 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During 2006, 2005 and 2004, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as nontemporary declines in fair value of investments in our consolidated statements of operations. The impairment recorded in 2005 includes $352 million related to our investment in News Corporation voting shares.

    INCOME TAXES. Our effective tax rate was 26.2% in 2006, 74.6% in 2005 and 60.2% in 2004. Our 2006 rate is less than the U.S. federal income tax rate of 35% due, in part, to a deferred tax benefit we recognized when we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. In addition, we recorded deferred tax benefits of $105 million for changes in our estimated foreign tax rate based on our projections of our ability to use foreign tax credits in the future and $25 million for changes in our estimated state tax rate used to calculate our deferred tax liabilities. These benefits were partially offset by current tax expense of $43 million on the gain on sale of Court TV for which we had higher book basis than tax basis and $39 million for impairment of goodwill that is not deductible for tax purposes. In addition, we recorded state
($34 million) and foreign ($20 million) tax expense.

    Our effective tax rate in 2005 was greater than the U.S. federal income tax rate of 35% primarily due to a tax benefit of $147 million that we recorded as a result of a change in our estimated effective state and foreign tax rates. In the third quarter of 2005, we assessed our weighted average state tax rate in connection with our spin off of Discovery Holding Company. As a result of this assessment, we decreased our state tax rate used in calculating the amount of our deferred tax liabilities and recognized a deferred income tax benefit of $131 million. Also in 2005, we reduced our estimated foreign tax rate related to QVC and recognized a tax benefit of $16 million. These tax benefits were partially offset by our foreign tax expense and an increase in our valuation allowance for deferred tax assets of subsidiaries that we do not consolidate for tax purposes. Our effective tax rate in 2004 differed from the U.S. federal income tax rate of 35% primarily due to foreign and state taxes.

    Historically, we have not made federal income tax payments due to our ability to use prior year net operating and capital losses carryforwards to offset current year taxable income. However, based on current projections, we believe that we will use our available net operating and capital losses in 2007, and that we will start making federal income tax payments to the extent that we continue to generate taxable income in the future. These payments could prove to be significant.

    NET EARNINGS (LOSS). Our net earnings (loss) was $840 million, ($33) million and $46 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings (loss) from discontinued operations of $220 million, $10 million and ($59) million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in our 2006 earnings from discontinued operations are tax benefits of

$236 million related to our excess outside tax basis in OPTV and AEG over our basis for financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

    While the Interactive Group and the Capital Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of the other group, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

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

    INTERACTIVE GROUP. During the year ended December 31, 2006, the Interactive Group's primary uses of cash were the retirement of $1,369 million principal amount of senior notes that matured in September 2006, funding the acquisition of Provide ($465 million), repurchases of QVC common stock ($331 million), capital expenditures ($259 million), tax payments to the Capital Group
($173 million), stock compensation payments ($111 million) and the repurchase of outstanding Liberty Interactive common stock. Our board of directors has authorized a share repurchase program pursuant to which we may repurchase up to $2 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the period from May 10, 2006 to December 31, 2006, we repurchased 51.6 million shares of Liberty Interactive Series A common stock for aggregate cash consideration of $954 million pursuant to this share repurchase program. We may alter or terminate the stock repurchase program at any time.

    The Interactive Group's uses of cash in 2006 were primarily funded with cash from operations and borrowings under QVC's credit facilities. As of December 31, 2006, the Interactive Group had a cash balance of $946 million.

    The projected uses of Interactive Group cash for 2007 include approximately $430 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $350 million for capital expenditures, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

    Effective March 3, 2006, QVC refinanced its existing bank credit facility with a new $3.5 billion bank credit facility, which was subsequently amended on October 4, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by JP Morgan Chase Bank, N.A. from time to time. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    On October 4, 2006, QVC entered into a new credit agreement (the
"October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan made on October 13, 2006 and $950 million of delayed draw term loans to be made after closing from time to time upon the request of QVC. The delayed draw term loans are available until September 30, 2007 and are subject to reductions in the principal amount available starting on March 31, 2007. The loans will bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Wachovia Bank, N.A. from time to time. The loans are scheduled to mature on October 4, 2011.

    Aggregate commitments under the March 2006 Credit Agreement and the October 2006 Credit Agreement are $5.25 billion, and outstanding borrowings aggregated $3.225 billion at December 31, 2006. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

    CAPITAL GROUP. During the year ended December 31, 2006, the Capital Group's primary uses of cash were the acquisition of Starz Media ($290 million) and FUN ($200 million), loans to WildBlue Communications, an equity affiliate
($187 million), and net cash transfers of $293 million to the Interactive Group prior to the Restructuring. These investing activities were funded with available cash on hand and proceeds from derivative settlements and asset sales.

    The projected uses of Capital Group cash for 2007 include approximately $130 million for interest payments on debt attributed to the Capital Group. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

    In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1 billion of outstanding shares of Liberty Capital common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. We may alter or terminate the stock repurchase program at any time. As of December 31, 2006, we have not repurchased any shares of Liberty Capital common stock pursuant to this repurchase program.

    We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash proceeds from sales of OpenTV, AEG and our exchange transaction with News Corporation, cash provided by operating activities, tax payments from the Interactive Group, proceeds from collar expirations and dispositions of non-strategic assets. At December 31, 2006, the Capital Group's sources of liquidity include $2,288 million in cash and marketable debt securities and $7,386 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

    Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives as they mature and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $322 million in 2007, zero in 2008, $1,180 million in 2009, $1,680 million in 2010, $446 million in 2011 and $866 million in 2013 upon settlement of its AFS Derivatives.

    Prior to the maturity of the equity collars, the terms of certain of the equity collars allow borrowings against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of December 31, 2006, such borrowing capacity aggregated approximately $4,494 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph. In the event we complete our exchange transaction with News Corporation as currently contemplated, such borrowing capacity would be reduced by $916 million.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    CAPITAL GROUP

    The following contingencies and obligations have been attributed to the Capital Group:

    Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz Entertainment at December 31, 2006 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2006 is payable as follows: $110 million in 2007; $9 million in 2008; and $8 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2006. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $538 million in 2007; $148 million in 2008; $93 million in 2009; $87 million in 2010;
$31 million in 2011 and $67 million thereafter.

    In addition, Starz Entertainment is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, Starz Entertainment's payments to Sony would be amortized ratably over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

    Liberty guarantees Starz Entertainment's film licensing obligations under certain of its studio output agreements. At December 31, 2006, Liberty's guarantees for studio output obligations for films released by such date aggregated $695 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantees of these obligations.

    Since the date we issued our exchangeable debentures, we have claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. In this regard, we have deducted $2,218 million in cumulative interest expense associated with the exchangeable debentures since our 2001 split off from AT&T Corp. Of that amount, $629 million represents cash interest payments. Interest deducted in prior years on our exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums ("TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, we would be required to make current federal income tax payments and may be required to make interest payments to the IRS. These payments could prove to be significant.

    Pursuant to a tax sharing agreement (the "AT&T Tax Sharing Agreement") between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. While we were a subsidiary of AT&T, we recorded our stand-alone tax provision on a separate return basis. Subsequent to our spin off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $670 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability.

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with our split off from AT&T, AT&T was required to pay us an amount equal to 35% of the amount of the net operating loss carryforward ("TCI NOLs") reflected in TCI's final federal income tax return that had not been used as an offset to our obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with our split off from AT&T, we received an $803 million payment for the TCI NOLs and recorded such payment as an increase to additional paid-in capital. We were not paid for certain of the TCI NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay us 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that we were required to recognize additional taxable income related to the recapitalization of one of our investments resulting in a tax liability of approximately $30 million. As a result of the tax assessment, we also received a corresponding amount of additional tax basis in the investment. However, we were able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

    In the fourth quarter of 2004, AT&T requested a refund from us of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by our losses. AT&T has asserted that our losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had our losses not been included in its return. In 2004, we estimated that we may ultimately pay AT&T up to $30 million of the requested
$70 million because we believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, we accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and our accrual of amounts due to AT&T was an increase to our deferred tax assets and an increase to our other liabilities.

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by our losses. We have reviewed this claim and we believe that our accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was made for AT&T's March 2006 request.

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

    We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

    Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2006 is summarized below:

                                                                   PAYMENTS DUE BY PERIOD
                                                   -------------------------------------------------------
                                                              LESS THAN                            AFTER
                                                    TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                                   --------   ---------   ---------   ---------   --------
                                                                    (AMOUNTS IN MILLIONS)
ATTRIBUTED CAPITAL GROUP CONTRACTUAL OBLIGATIONS
Long-term debt(1)................................  $ 4,738        103       1,812          66      2,757
Interest payments(2).............................    2,520        128         235         218      1,939
Long-term derivative instruments.................    1,901      1,484          --         155        262
Operating lease obligations......................       61         10          18          12         21
Programming Fees(3)..............................    1,091        648         258         118         67
Purchase orders and other obligations............       21         21          --          --         --
                                                   -------      -----       -----       -----      -----
  Total Capital Group............................   10,332      2,394       2,323         569      5,046
                                                   -------      -----       -----       -----      -----
ATTRIBUTED INTERACTIVE GROUP CONTRACTUAL
  OBLIGATIONS
Long-term debt(1)................................    6,400         11         925       3,243      2,221
Interest payments(2).............................    3,987        427         825         570      2,165
Long-term derivative instruments.................        9         --          --           9         --
Operating lease obligations......................       72         18          27          17         10
Purchase orders and other obligations............    1,013      1,013          --          --         --
                                                   -------      -----       -----       -----      -----
  Total Interactive Group........................   11,481      1,469       1,777       3,839      4,396
                                                   -------      -----       -----       -----      -----
CONSOLIDATED CONTRACTUAL OBLIGATIONS
Long-term debt(1)................................   11,138        114       2,737       3,309      4,978
Interest payments(2).............................    6,507        555       1,060         788      4,104
Long-term derivative instruments.................    1,910      1,484          --         164        262
Operating lease obligations......................      133         28          45          29         31
Programming Fees(3)..............................    1,091        648         258         118         67
Purchase orders and other obligations............    1,034      1,034          --          --         --
                                                   -------      -----       -----       -----      -----
  Total consolidated.............................  $21,813      3,863       4,100       4,408      9,442
                                                   =======      =====       =====       =====      =====

------------------------

(1) Includes all debt instruments, including the call option feature related to our exchangeable debentures. Amounts are stated at the face amount at maturity and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Also includes capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2) Amounts (i) are based on our outstanding debt at December 31, 2006,
    (ii) assume the interest rates on our floating rate debt remain constant at the December 31, 2006 rates and (iii) assume that our existing debt is repaid at maturity.

(3) Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140." Statement 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. We intend to adopt the provisions of Statement 155 effective January 1, 2007 and to account for our senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement 133. If we had adopted Statement 155 as of December 31, 2006, we would have recorded an increase to long-term debt of $1.9 billion, a decrease to long-term derivative instruments of $1.3 billion and an increase to accumulated deficit of $600 million.

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS", which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of Statement 157 on our consolidated balance sheet, statements of operations and comprehensive earnings (loss), and statements of cash flows.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Currently under Statement of Financial Accounting Standards No. 115, entities are required to recognize changes in fair value of available-for-sale securities in the balance sheet in accumulated other comprehensive earnings. Statement 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. We are currently evaluating the potential impacts of Statement 159 on our financial statements and have not made a determination as to which of our financial instruments, if any, we will choose to apply the provisions of Statement 159.

CRITICAL ACCOUNTING ESTIMATES

    The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

    CARRYING VALUE OF INVESTMENTS. Our cost and equity method investments comprise a significant portion of our total assets at each of December 31, 2006 and 2005. We account for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement of Financial Accounting Standards No. 142, Accounting Principles Board Opinion
No. 18, EITF Topic 03-1 and SAB No. 59. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary or "nontemporary." If a decline in fair value is determined to be nontemporary, we are required to reflect such decline in our statement of operations. Nontemporary declines in fair value of our cost investments are recognized on a separate line in our statement of operations, and nontemporary declines in fair value of our equity method investments are included in share of losses of affiliates in our statement of operations.

    The primary factors we consider in our determination of whether declines in fair value are nontemporary are the length of time that the fair value of the investment is below our carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our other cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

    Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our statement of operations in the period in which they occur to the extent such decreases are deemed to be nontemporary. Subsequent increases in fair value will be recognized in our statement of operations only upon our ultimate disposition of the investment.

    At December 31, 2006, we had unrealized holding losses of $1 million related to certain of our AFS equity securities.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS. We use various derivative instruments, including equity collars, written put and call options, interest rate swaps and foreign exchange contracts, to manage fair value and cash flow risk associated with many of our investments, some of our debt and transactions denominated in foreign currencies. We account for these derivative instruments pursuant to Statement 133 and Statement of Financial Accounting Standards
No. 149, "AMENDMENT OF STATEMENT NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Statement 133 and Statement 149 require that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of our derivatives are included in realized and unrealized gains (losses) on derivative instruments in our statement of operations.

    We use the Black-Scholes model to estimate the fair value of our derivative instruments that we use to manage market risk related to certain of our AFS securities. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. We obtain volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. We obtain a discount rate at the inception of the derivative instrument and update such rate each reporting period based on our estimate of the discount rate at which we could currently settle the derivative instrument. At December 31, 2006, the expected volatilities used to value our AFS Derivatives generally ranged from 19% to 26% and the discount rates ranged from 5.1% to 5.4%. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of our derivative instruments may differ from these estimates.

    Changes in our assumptions regarding (1) the discount rate and (2) the volatility rates of the underlying securities that are used in the Black-Scholes model would have the most significant impact on the valuation of our AFS Derivatives. The table below summarizes changes in these assumptions and the resulting impacts on our estimate of fair value.

                                                              ESTIMATED AGGREGATE
                                                               FAIR VALUE OF AFS    DOLLAR VALUE
ASSUMPTION                                                        DERIVATIVES          CHANGE
----------                                                    -------------------   ------------
                                                                    (AMOUNTS IN MILLIONS)
As recorded at December 31, 2006............................         $  983                --
25% increase in discount rate...............................         $  830              (153)
25% decrease in discount rate...............................         $1,136               153
25% increase in expected volatilities.......................         $  925               (58)
25% decrease in expected volatilities.......................         $1,060                77

    CARRYING VALUE OF LONG-LIVED ASSETS. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") also comprise a significant portion of our total assets at December 31, 2006 and 2005. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, or upon the occurrence of certain triggering events, assess the recoverability of our long-lived assets. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent third-party appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

    RETAIL RELATED ADJUSTMENTS AND ALLOWANCES. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our statement of operations. For the years ended
December 31, 2006 and 2005, sales returns represented 18.5% and 18.0% of QVC's gross product revenue, respectively. The inventory obsolescence is calculated as a percent of QVC's inventory at the end of a reporting period, and is included in cost of goods sold in our statement of operations. At December 31, 2006, QVC's inventory is $915 million and the obsolescence adjustment is $95 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our statement of operations. At December 31, 2006, QVC's trade accounts receivable are $973 million, net of the allowance for doubtful accounts of $60 million. Each of these adjustments requires management judgment and may not reflect actual results.

    INCOME TAXES. We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

INTERACTIVE GROUP

    On May 9, 2006, our stockholders approved our corporate restructuring which, among other things, resulted in the creation of two tracking stocks, one of which is intended to reflect the separate performance of the Interactive Group. The Interactive Group consists of our subsidiaries QVC, Provide and BuySeasons, our interests in IAC/InterActiveCorp and Expedia and $3,108 million principal amount (as of December 31, 2006) of our existing publicly-traded debt.

    The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group, which is principally comprised of QVC. Although our restructuring was not completed until May 9, 2006, the following discussion is presented as though the restructuring had been completed on January 1, 2004. The results of operations of Provide and BuySeasons are included in Corporate and Other since their respective date of acquisition in the tables below. Fluctuations in Corporate and Other from 2005 to 2006 are due primarily to the acquisitions of Provide and BuySeasons in 2006. This discussion should be read in conjunction with (1) our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
REVENUE
QVC.........................................................   $7,074     6,501      5,687
Corporate and Other.........................................      252        --         --
                                                               ------     -----      -----
                                                               $7,326     6,501      5,687
                                                               ------     -----      -----
OPERATING CASH FLOW (DEFICIT)
QVC.........................................................   $1,656     1,422      1,230
Corporate and Other.........................................       24        (5)        (6)
                                                               ------     -----      -----
                                                               $1,680     1,417      1,224
                                                               ------     -----      -----
OPERATING INCOME (LOSS)
QVC.........................................................   $1,130       921        760
Corporate and Other.........................................       --        (5)       (12)
                                                               ------     -----      -----
                                                               $1,130       916        748
                                                               ======     =====      =====

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's programs are aired through its nationally televised shopping network 24 hours a day ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Net revenue.................................................   $7,074      6,501      5,687
Cost of sales...............................................   (4,426)    (4,112)    (3,594)
                                                               ------     ------     ------
  Gross profit..............................................    2,648      2,389      2,093
Operating expenses..........................................     (579)      (570)      (497)
SG&A expenses (excluding stock-based compensation)..........     (413)      (397)      (366)
                                                               ------     ------     ------
  Operating cash flow.......................................    1,656      1,422      1,230
Stock-based compensation....................................      (50)       (52)       (33)
Depreciation and amortization...............................     (476)      (449)      (437)
                                                               ------     ------     ------
  Operating income..........................................   $1,130        921        760
                                                               ======     ======     ======

    Net revenue is generated in the following geographical areas:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
QVC-US......................................................   $4,983     4,640      4,141
QVC-UK......................................................      612       554        487
QVC-Germany.................................................      848       781        643
QVC-Japan...................................................      631       526        416
                                                               ------     -----      -----
                                                               $7,074     6,501      5,687
                                                               ======     =====      =====

    QVC's net revenue increased 8.8% and 14.3% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year, as average sales per customer increased in both years. The 2006 increase in revenue is comprised of a $582 million increase due to an increase in the number of units shipped from 154.4 million to 165.7 million and an $88 million increase due to a 2.0% increase in the average sales price per unit ("ASP"). The revenue increases were partially offset by a $11 million decrease due to unfavorable foreign currency rates and an $86 million decrease due primarily to an increase in estimated product returns. Returns as a percent of gross product revenue increased from 18.0% in 2005 to 18.5% in 2006 due to a continued shift in the mix from home products to apparel and accessories products, which typically have higher return rates.

    The 2005 increase in revenue is comprised of a $779 million increase due to an increase in the number of units shipped from 138.0 million to 154.4 million and a $204 million increase due to a 3.7% increase in the ASP. The revenue increases were partially offset by a $145 million decrease due primarily to an increase in product returns and a $24 million decrease due to unfavorable foreign currency exchange rates. Returns as a percent of gross product revenue increased from 17.6% in 2004 to 18.0% in 2005 due to a shift in the sales mix from home products to jewelry, apparel and accessories products.

    The number of homes receiving QVC's services are as follows:

                                                                   HOMES (IN MILLIONS)
                                                              ------------------------------
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
QVC-US......................................................    90.7       90.0       88.4
QVC-UK......................................................    19.4       17.8       15.6
QVC-Germany.................................................    37.9       37.4       35.7
QVC-Japan...................................................    18.7       16.7       14.7

    The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in households is expected to diminish in the UK and Japan. As these markets continue to mature, QVC also expects its consolidated rate of growth in revenue to diminish. Future sales growth will primarily depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and
(iv) general economic conditions.

    As noted above, during the years ended December 31, 2006 and 2005, the changes in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                                            PERCENTAGE INCREASE IN NET REVENUE
                                               -------------------------------------------------------------
                                                        YEAR ENDED                      YEAR ENDED
                                                     DECEMBER 31, 2006               DECEMBER 31, 2005
                                               -----------------------------   -----------------------------
                                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                                               ------------   --------------   ------------   --------------
QVC-US.......................................       7.4%            7.4%           12.1%           12.1%
QVC-UK.......................................      10.5%            8.4%           13.8%           15.1%
QVC-Germany..................................       8.6%            7.1%           21.5%           21.9%
QVC-Japan....................................      20.0%           26.1%           26.4%           29.4%

    QVC's gross profit percentage was 37.4%, 36.7% and 36.8% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in the gross profit percentage in 2006 was due to higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products and to a lower inventory obsolescence provision. The slight gross profit percentage decrease in 2005 was due primarily to a higher inventory obsolescence provision.

    QVC's operating expenses are comprised of commissions and license fees, order processing and customer service expense, credit card processing fees, telecommunications expense and provision for doubtful accounts. Operating expenses increased 1.6% and 14.7% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year period. The 2005 increase is primarily due to the increase in sales volume. Operating expenses increased at a lower rate than sales in 2006 due primarily to commissions and bad debt expense. As a percentage of net revenue, operating expenses were 8.2%, 8.8% and 8.7% for 2006, 2005 and 2004, respectively. Commissions, as a percent of net revenue, were fairly consistent in 2004 and 2005 and decreased in 2006, as compared to 2005. The decrease in 2006 is due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commissions decreased as a percentage of revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. QVC's bad debt provision decreased as a percent of net revenue in 2006 due to lower write-offs on QVC's private label credit card. As a percent of net revenue, order processing and customer service expenses remained constant in 2006, but decreased in each segment in 2005 as compared to 2004. The 2005 decrease is the result of reduced personnel expense due to increased Internet sales, and operator efficiencies in call handling and staffing. QVC's telecommunications expenses as a percent of revenue remained consistent in 2006, but decreased in 2005 due to new contracts with certain of its service providers. Credit card processing fees remained consistent as a percent of net revenue for each of the years ended December 31, 2006, 2005 and 2004.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 4.0% and 8.5% during the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. Due to the fixed cost and discretionary nature of many of these expenses, SG&A expenses increased at a lower rate than revenue in 2006. In addition, QVC settled certain franchise tax audit issues and reversed
$15 million of reserves recorded in prior years. The majority of the 2005 increase reflects a $23 million increase in personnel costs due to the addition of employees to support the increased sales of QVC's foreign operations. In addition, statutory sales and use tax increased $6 million in 2005.

    QVC's depreciation and amortization expense increased for the years ended December 31, 2006 and 2005. Such increases are due to fixed asset and software additions.

CAPITAL GROUP

    The other tracking stock created in our restructuring is intended to reflect the separate performance of the Capital Group. The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group, including controlling interests in Starz Entertainment, Starz Media, FUN and TruePosition, as well as minority investments in News Corporation, Time Warner Inc., Sprint Nextel Corporation and other public and private companies and $4,580 million principal amount (as of December 31, 2006) of our existing publicly-traded debt.

    We acquired the U.S. and U.K. operations of Starz Media from IDT Corporation ("IDT") in August 2006, and the Canadian and Australian operations in September 2006. The aggregate consideration was valued for accounting purposes at $525 million and was comprised of 14.9 million shares of IDT Class B common stock, 7,500 shares of IDT Telecom, Inc., a subsidiary of IDT, and $290 million in cash. Starz Media's operations include animated feature film production, proprietary live action and animated series production, contracted 2D animation production and DVD distribution.

    The following discussion and analysis provides information concerning the attributed results of operations and financial condition of the Capital Group. Although our restructuring was not completed until May 9, 2006, the following discussion is presented as though the restructuring had been completed on January 1, 2004. This discussion should be read in conjunction with (1) our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
REVENUE
Starz Entertainment.........................................   $1,033     1,004        963
Corporate and Other.........................................      254       141         93
                                                               ------     -----      -----
                                                               $1,287     1,145      1,056
                                                               ======     =====      =====
OPERATING CASH FLOW (DEFICIT)
Starz Entertainment.........................................   $  186       171        239
Corporate and Other.........................................      (83)      (47)       (72)
                                                               ------     -----      -----
                                                               $  103       124        167
                                                               ======     =====      =====
OPERATING INCOME (LOSS)
Starz Entertainment.........................................   $  163       105        148
Corporate and Other.........................................     (272)      (77)      (108)
                                                               ------     -----      -----
                                                               $ (109)       28         40
                                                               ======     =====      =====

    REVENUE. The Capital Group's combined revenue increased $142 million or 12.4% and $89 million or 8.4% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 increase is due to Starz Entertainment, as well as our acquisitions of Starz Media and FUN, which contributed $86 million and $42 million of revenue, respectively. The 2005 revenue increase was driven primarily by a $77 million increase for TruePosition and a $41 million increase for Starz Entertainment. TruePosition's revenue increased as it continued to increase delivery and acceptance of its equipment in Cingular Wireless's markets.

    In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, TruePosition will not recognize any revenue under this contract until 2008. TruePosition recognized approximately
$105 million of revenue under this contract in 2006 prior to signing the amendment.

    OPERATING CASH FLOW.  The Capital Group's Operating Cash Flow decreased
$21 million or 16.9% and $43 million or 25.7% in 2006 and 2005, respectively, as compared to the corresponding prior year. The decrease in 2006 is due primarily to an operating cash flow deficit generated by Starz Media, as advertising costs for the animated film EVERYONE'S HERO exceeded the revenue it earned. The increase in operating cash flow for Starz Entertainment was partially offset by an operating cash flow deficit of $11 million for FUN. The 2005 decrease is due primarily to a $68 million decrease for Starz Entertainment, partially offset by a $30 million improvement for TruePosition.

    IMPAIRMENT OF LONG-LIVED ASSETS.  We acquired our interest in FUN in
March 2006. Subsequent to our acquisition, the market value of FUN's stock has declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which we believe the market perceives as potentially impacting FUN's skill gaming business. In connection with our annual evaluation of the recoverability of FUN's goodwill, we received a third-party valuation, which indicated that the carrying value of FUN's goodwill exceeded its market value. Accordingly, we recognized a $111 million impairment charge related to goodwill and a $2 million impairment charge related to trademarks.

    OPERATING INCOME (LOSS). The improvement in operating income for Starz Entertainment in 2006 was more than offset by operating losses for Starz Media and FUN, as well as an increase in corporate stock compensation expense. The 2005 decrease in operating income for Starz Entertainment was partially offset by lower amortization of corporate intangibles and lower corporate stock compensation expense.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Through 2006, virtually all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, expire in 2007 through 2012. During the year ended December 31, 2006, 67.8% of Starz Entertainment's revenue was generated by its four largest customers, Comcast, Echostar Communications, DirecTV and Time Warner. Starz Entertainment's affiliation agreement with DirecTV expired on June 30, 2006. In addition, the affiliation agreement with Time Warner, which originally expired on December 31, 2006, has been extended through May 31, 2007 with provisions for further extensions through June 30, 2007. Starz Entertainment is currently in negotiations with DirecTV and Time Warner regarding new agreements. There can be no assurance that any new agreements with DirecTV or Time Warner will have economic terms comparable to the old agreements.

    Starz Entertainment's operating results are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Revenue.....................................................   $1,033     1,004        963
Operating expenses..........................................     (741)     (706)      (603)
SG&A expenses...............................................     (106)     (127)      (121)
                                                               ------     -----       ----
  Operating cash flow.......................................      186       171        239
Stock-based compensation....................................        3       (17)       (28)
Depreciation and amortization...............................      (26)      (49)       (63)
                                                               ------     -----       ----
  Operating income..........................................   $  163       105        148
                                                               ======     =====       ====

    Starz Entertainment's revenue increased 2.9% and 4.3% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 increase is due to a $56 million increase resulting from an increase in the average number of subscription units for Starz Entertainment's services partially offset by a $27 million decrease due to a decrease in the effective rate for Starz Entertainment services. The 2005 increase in revenue is due to an $85 million increase resulting from a rise in the average number of subscription units for Starz Entertainment's services partially offset by a $52 million decrease due to a reduction in the effective rate for Starz Entertainment's services.

    Starz Entertainment's Starz movie service and its Encore and Thematic Multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 5.7% and 6.7% in 2006 and 2005, respectively; and EMP average subscriptions increased 6.6% and 8.0% in 2006 and 2005, respectively. The effects on revenue of these increases in subscriptions units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years.

    At December 31, 2006, cable, direct broadcast satellite, and other distribution represented 66.6%, 31.6% and 1.8%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses increased $35 million or 5.0% and $103 million or 17.1% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. Such increases are due primarily to increases in programming costs, which increased from $564 million in 2004 to $668 million in 2005 and to $703 million in 2006. The 2006 programming increase is due primarily to $63 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a lower cost per title for movies under certain license agreements and a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions. The 2005 increase in programming costs is due to (1) a $55 million increase resulting from a higher percentage of first-run movie exhibitions as compared to the number of library product exhibitions in 2005 and (2) a $49 million increase due to a higher cost per title for movie titles under certain of Starz Entertainment's license agreements.

    Starz Entertainment expects that its programming costs in 2007 will be 6%-9% lower than the 2006 costs due to Starz Entertainment receiving fewer first-run titles under certain of its output arrangements in 2007. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of costs experienced by Starz Entertainment may differ from the amounts noted above.

    Starz Entertainment's SG&A expenses decreased $21 million or 16.5% and increased $6 million or 5.0% during 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 decrease is due primarily to lower sales and marketing expenses of $18 million due to the elimination of certain marketing support commitments under the Comcast affiliation agreement and less marketing with other affiliates, partially offset by marketing expenses related to the commercial launch of Vongo. The 2005 increase in SG&A expenses is due to
(1) $11 million of consulting and marketing expenses incurred in connection with Starz Entertainment's 2005 development and 2006 launch of Vongo, and (2) a $12 million credit recorded by Starz Entertainment in 2004 related to the recovery of certain accounts receivable from Adelphia Communications and other customers. These increases were offset by a $16 million decrease in sales and marketing as Starz Entertainment participated in fewer national marketing campaigns and obtained reduced marketing commitments under a new affiliation agreement with Comcast in 2005.

    Starz Entertainment has outstanding phantom stock appreciation rights held by its former chief executive officer. Compensation relating to the phantom stock appreciation rights has been recorded based upon the estimated fair value of Starz Entertainment. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Entertainment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by entering into interest rate swap arrangements and by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of December 31, 2006, the face amount of the Interactive Group's fixed rate debt (considering the effects of interest rate swap agreements) was $5,374 million, which had a weighted average interest rate of 6.5%. The Interactive Group's variable rate debt of $1,026 million had a weighted average interest rate of 6.1% at December 31, 2006. As of December 31, 2006, the face amount of the Capital Group's fixed rate debt was $4,584 million, which had a weighted average interest rate of 2.6%.

    Each of the Interactive Group and the Capital Group is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide us with a put option that gives us the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

    Among other factors, changes in the market prices of the securities underlying our AFS Derivatives affect the fair market value of such AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our equity collars that have been attributed to the Capital Group would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our consolidated statement of operations.

                                                                 ESTIMATED AGGREGATE FAIR VALUE
                                                              ------------------------------------
                                                              EQUITY COLLARS    OTHER      TOTAL
                                                              --------------   --------   --------
                                                                     (AMOUNTS IN MILLIONS)
Fair value at December 31, 2006.............................      $  802         181          983
5% increase in market prices................................      $  663         208          871
10% increase in market prices...............................      $  521         235          756
5% decrease in market prices................................      $  937         154        1,091
10% decrease in market prices...............................      $1,069         127        1,196

    At December 31, 2006, the fair value of our AFS securities attributed to the Interactive Group was $2,572 million and the fair value of our AFS securities attributed to the Capital Group was $19,024 million. Had the market price of such securities been 10% lower at December 31, 2006, the aggregate value of such securities would have been $257 million and $1,902 million lower, respectively, resulting in a decrease to unrealized holding gains in other comprehensive earnings. The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

    From time to time and in connection with certain of our AFS Derivatives, we borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we have attributed to the Capital Group have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the Capital Group's attributed statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized holding gains or losses in other comprehensive earnings.

    The Interactive Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, the Interactive Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

    From time to time we enter into debt swaps and swap arrangements with respect to our or third-party public and private indebtedness. Under these arrangements, we initially post collateral with the counterparty equal to a contractual percentage of the value of the referenced securities. We earn interest income based upon the face amount and stated interest rate of the referenced securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than a pre-determined amount, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At December 31, 2006, the aggregate notional amount of debt securities referenced under our debt swap arrangements, which related to $830 million principal amount of certain of our publicly traded debt, was $592 million. As of such date, we had posted cash collateral equal to $109 million. In the event the fair value of the referenced debt securities were to fall to zero, we would be required to post additional cash collateral of $483 million. The posting of such collateral and the related settlement of the agreements would reduce the principal amount of our outstanding debt by $830 million.

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

These measures allow our management to evaluate the success of our use of derivative instruments and to determine when to enter into or exit from derivative instruments.

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

    Our counterparty credit risk by financial institution is summarized below:

                                                               AGGREGATE FAIR VALUE OF
                                                              DERIVATIVE INSTRUMENTS AT
COUNTERPARTY                                                      DECEMBER 31, 2006
------------                                                  -------------------------
                                                                (AMOUNTS IN MILLIONS)
Counterparty A..............................................            $  504
Counterparty B..............................................               494
Other.......................................................               581
                                                                        ------
                                                                        $1,579
                                                                        ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-36. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    See page II-34 for MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

    See page II-35 for REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM for our accountant's attestation regarding our internal control over financial reporting.

    There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

    None.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Liberty Media Corporation's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles;
(3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

    The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK.

    Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2006, Liberty Media Corporation's internal control over financial reporting is effectively designed and operating effectively.

    Liberty Media Corporation's independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page II-35 of this Annual Report on Form 10-K.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Media Corporation:

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing on page II-34, that Liberty Media Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Liberty Media Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that Liberty Media Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Also, in our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 28, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Media Corporation:

    We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

    As discussed in note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE BASED PAYMENT.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liberty Media Corporation's internal control over financial reporting as of December 31, 2006, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 28, 2007

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2006 AND 2005

                                                                2006      2005*
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Assets
Current assets:
  Cash and cash equivalents.................................  $ 3,099      1,896
  Trade and other receivables, net..........................    1,276      1,059
  Inventory, net............................................      831        719
  Program rights............................................      531        599
  Financial instruments (note 7)............................      239        661
  Other current assets......................................      241        127
  Assets of discontinued operations (note 5)................      512        516
                                                              -------    -------
    Total current assets....................................    6,729      5,577
                                                              -------    -------
Investments in available-for-sale securities and other cost
  investments, including $1,482 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 6)..................................................   21,622     18,489
Long-term financial instruments (note 7)....................    1,340      1,123
Investments in affiliates, accounted for using the equity
  method (note 8)...........................................    1,842      1,908

Property and equipment, at cost.............................    1,531      1,196
Accumulated depreciation....................................     (385)      (250)
                                                              -------    -------
                                                                1,146        946
                                                              -------    -------

Intangible assets not subject to amortization (note 3):
  Goodwill..................................................    7,588      6,809
  Trademarks................................................    2,471      2,385
                                                              -------    -------
                                                               10,059      9,194
                                                              -------    -------
Intangible assets subject to amortization, net (note 3).....    3,910      3,975
Other assets, at cost, net of accumulated amortization......      990        753
                                                              -------    -------
    Total assets............................................  $47,638     41,965
                                                              =======    =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 2006 AND 2005

                                                                2006      2005*
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................................  $   508        492
  Accrued interest..........................................      214        153
  Other accrued liabilities.................................    1,035        978
  Financial instruments (note 7)............................    1,484      1,939
  Current portion of debt (note 9)..........................      114      1,379
  Other current liabilities.................................      113        289
  Liabilities of discontinued operations (note 5)...........      101        114
                                                              -------    -------
    Total current liabilities...............................    3,569      5,344
                                                              -------    -------
Long-term debt (note 9).....................................    8,909      6,370
Long-term financial instruments (note 7)....................    1,706      1,087
Deferred income tax liabilities (note 10)...................    9,784      8,696
Other liabilities...........................................    1,747      1,058
                                                              -------    -------
  Total liabilities.........................................   25,715     22,555
                                                              -------    -------
Minority interests in equity of subsidiaries................      290        290
Stockholders' equity (note 11):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................       --         --
  Liberty Capital Series A common stock, $.01 par value.
    Authorized 400,000,000 shares; issued and outstanding
    134,503,165 shares at December 31, 2006.................        1         --
  Liberty Capital Series B common stock, $.01 par value.
    Authorized 25,000,000 shares; issued and outstanding
    6,014,680 shares at December 31, 2006...................       --         --
  Liberty Interactive Series A common stock, $.01 par value.
    Authorized 2,000,000,000 shares; issued and outstanding
    623,061,760 shares at December 31, 2006.................        6         --
  Liberty Interactive Series B common stock, $.01 par value.
    Authorized 125,000,000 shares; issued and outstanding
    29,971,039 shares at December 31, 2006..................       --         --
  Series A common stock $.01 par value. Issued and
    outstanding 2,681,745,985 shares at December 31, 2005...       --         27
  Series B common stock $.01 par value. Issued 131,062,825
    shares at December 31, 2005.............................       --          1
  Additional paid-in capital................................   28,112     29,074
  Accumulated other comprehensive earnings, net of taxes
    ("AOCE") (note 15)......................................    5,943      3,412
  AOCE of discontinued operations...........................        9          9
  Accumulated deficit.......................................  (12,438)   (13,278)
                                                              -------    -------
                                                               21,633     19,245
  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2005)................       --       (125)
                                                              -------    -------
      Total stockholders' equity............................   21,633     19,120
                                                              -------    -------
Commitments and contingencies (note 17)
    Total liabilities and stockholders' equity..............  $47,638     41,965
                                                              =======    =======

------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                 2006      2005*      2004*
                                                               --------   --------   --------
                                                                   (AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue:
  Net retail sales..........................................    $7,326      6,501      5,687
  Communications and programming services...................     1,287      1,145      1,056
                                                                ------     ------     ------
                                                                 8,613      7,646      6,743
                                                                ------     ------     ------
Operating costs and expenses:
  Cost of sales.............................................     4,565      4,112      3,594
  Operating.................................................     1,526      1,397      1,160
  Selling, general and administrative, including stock-based
    compensation (note 3)...................................       806        648        696
  Litigation settlement.....................................        --         --        (42)
  Depreciation..............................................       119         92         91
  Amortization..............................................       463        453        456
  Impairment of long-lived assets (note 3)..................       113         --         --
                                                                ------     ------     ------
                                                                 7,592      6,702      5,955
                                                                ------     ------     ------
    Operating income........................................     1,021        944        788

Other income (expense):
  Interest expense..........................................      (680)      (626)      (619)
  Dividend and interest income..............................       214        143        130
  Share of earnings of affiliates, net......................        91         13         15
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)...............................      (279)       257     (1,284)
  Gains (losses) on dispositions, net (notes 6, 11 and
    15).....................................................       607       (361)     1,411
  Nontemporary declines in fair value of investments (note
    6)......................................................        (4)      (449)      (129)
  Other, net................................................        18        (39)       (26)
                                                                ------     ------     ------
                                                                   (33)    (1,062)      (502)
                                                                ------     ------     ------
    Earnings (loss) from continuing operations before income
     taxes and minority interest............................       988       (118)       286

Income tax benefit (expense) (note 10)......................      (252)       126       (159)
Minority interests in earnings of subsidiaries..............       (27)       (51)       (22)
                                                                ------     ------     ------
    Earnings (loss) from continuing operations..............       709        (43)       105
Earnings (loss) from discontinued operations, net of taxes
  (note 5)..................................................       220         10        (59)
Cumulative effect of accounting change, net of taxes (note
  3)........................................................       (89)        --         --
                                                                ------     ------     ------
    Net earnings (loss).....................................    $  840        (33)        46
                                                                ======     ======     ======
Net earnings (loss):
  Liberty Series A and Series B common stock................    $   94        (33)        46
  Liberty Capital common stock..............................       260         --         --
  Liberty Interactive common stock..........................       486         --         --
                                                                ------     ------     ------
                                                                $  840        (33)        46
                                                                ======     ======     ======
Basic and diluted earnings (loss) from continuing operations per common share (note 3):
  Liberty Series A and Series B common stock................    $  .07       (.02)       .04
  Liberty Capital common stock..............................    $  .24         --         --
  Liberty Interactive common stock..........................    $  .73         --         --
Basic and diluted net earnings (loss) per common share (note
  3):
  Liberty Series A and Series B common stock................    $  .03       (.01)       .02
  Liberty Capital common stock..............................    $ 1.86         --         --
  Liberty Interactive common stock..........................    $  .73         --         --

------------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006      2005*      2004*
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Net earnings (loss).........................................   $  840        (33)       46
                                                               ------     ------     -----
Other comprehensive earnings (loss), net of taxes (note 15):
  Foreign currency translation adjustments..................      111         (5)       20
  Recognition of previously unrealized foreign currency
    translation losses......................................       --        312        --
  Unrealized holding gains (losses) arising during the
    period..................................................    2,605     (1,121)    1,490
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................     (185)       217      (486)
  Reclass unrealized gain on available-for-sale security to
    equity method investment................................       --       (197)       --
  Other comprehensive earnings (loss) from discontinued
    operations (note 5).....................................       --         (7)      (54)
                                                               ------     ------     -----
  Other comprehensive earnings (loss).......................    2,531       (801)      970
                                                               ------     ------     -----

Comprehensive earnings (loss)...............................   $3,371       (834)    1,016
                                                               ======     ======     =====
Comprehensive earnings (loss):
  Liberty Series A and Series B common stock................   $  755       (834)    1,016
  Liberty Capital common stock..............................    1,787         --        --
  Liberty Interactive common stock..........................      829         --        --
                                                               ------     ------     -----
                                                               $3,371       (834)    1,016
                                                               ======     ======     =====

------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006      2005*      2004*
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
                                                                       (SEE NOTE 4)
Cash flows from operating activities:
  Net earnings (loss).......................................  $   840        (33)        46
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Loss (earnings) from discontinued operations............     (220)       (10)        59
    Cumulative effect of accounting change..................       89         --         --
    Depreciation and amortization...........................      582        545        547
    Impairment of long-lived assets.........................      113         --         --
    Stock-based compensation................................       67         52         98
    Payments of stock-based compensation....................     (115)      (103)       (10)
    Noncash interest expense................................      108        101         96
    Share of earnings of affiliates, net....................      (91)       (13)       (15)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................      279       (257)     1,284
    Losses (gains) on disposition of assets, net............     (607)       361     (1,411)
    Nontemporary decline in fair value of investments.......        4        449        129
    Minority interests in earnings of subsidiaries..........       27         51         22
    Deferred income tax benefit.............................     (465)      (389)      (194)
    Other noncash charges, net..............................       44         41         20
    Changes in operating assets and liabilities, net of the
     effect of acquisitions and dispositions:
      Current assets........................................     (310)      (175)      (532)
      Payables and other current liabilities................      660        446        647
                                                              -------     ------     ------
        Net cash provided by operating activities...........    1,005      1,066        786
                                                              -------     ------     ------
Cash flows from investing activities:
    Cash proceeds from dispositions.........................    1,322         49        479
    Premium proceeds from origination of derivatives........       59        473        193
    Net proceeds from settlement of derivatives.............      101        461        322
    Investments in and loans to cost and equity investees...     (235)       (24)      (960)
    Cash paid for acquisitions, net of cash acquired........     (876)        (1)       (91)
    Capital expenditures....................................     (278)      (168)      (128)
    Net sales (purchases) of short term investments.........      287        (85)       263
    Repurchases of subsidiary common stock..................     (331)       (95)      (171)
    Other investing activities, net.........................       66         (7)       103
                                                              -------     ------     ------
      Net cash provided by investing activities.............      115        603         10
                                                              -------     ------     ------
Cash flows from financing activities:
    Borrowings of debt......................................    3,229        861         --
    Repayments of debt......................................   (2,191)    (1,801)    (1,006)
    Repurchases of Liberty common stock.....................     (954)        --       (547)
    Other financing activities, net.........................      (20)        89         28
                                                              -------     ------     ------
      Net cash provided (used) by financing activities......       64       (851)    (1,525)
                                                              -------     ------     ------
Effect of foreign currency exchange rates on cash...........       18        (45)         3
                                                              -------     ------     ------
Net cash provided to discontinued operations:
  Cash provided by operating activities.....................       62         75        260
  Cash used by investing activities.........................      (67)      (110)      (289)
  Cash provided by financing activities.....................        6         11      1,005
  Change in available cash held by discontinued
    operations..............................................       --       (177)    (1,839)
                                                              -------     ------     ------
    Net cash provided by (to) discontinued operations.......        1       (201)      (863)
                                                              -------     ------     ------
      Net increase (decrease) in cash and cash
       equivalents..........................................    1,203        572     (1,589)
      Cash and cash equivalents at beginning of year........    1,896      1,324      2,913
                                                              -------     ------     ------
      Cash and cash equivalents at end of year..............  $ 3,099      1,896      1,324
                                                              =======     ======     ======

------------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                      COMMON STOCK
                                                                        -----------------------------------------

                                                                                                LIBERTY CAPITAL
                                                            PREFERRED                         -------------------
                                                              STOCK     SERIES A   SERIES B   SERIES A   SERIES B
                                                            ---------   --------   --------   --------   --------
                                                                            (AMOUNTS IN MILLIONS)
Balance at January 1, 2004................................  $   --         27          2         --         --
  Net earnings............................................      --         --         --         --         --
  Other comprehensive earnings (loss).....................      --         --         --         --         --
  Issuance of Series A common stock for acquisitions......      --         --         --         --         --
  Issuance of Series A common stock in exchange for Series
    B common stock (note 11)..............................      --          1         (1)        --         --
  Acquisition of Series A common stock (note 11)..........      --         (1)        --         --         --
  Amortization of deferred compensation...................      --         --         --         --         --
  Distribution to stockholders for spin off of Liberty
    Media International ("LMI") (note 5)..................      --         --         --         --         --
  Stock compensation for Liberty options held by LMI
    employees.............................................      --         --         --         --         --
  Stock compensation for LMI options held by Liberty
    employees.............................................      --         --         --         --         --
  Other...................................................      --         --         --         --         --
                                                            ---------     ---        ---        ---        ---
Balance at December 31, 2004..............................      --         27          1         --         --
  Net loss................................................      --         --         --         --         --
  Other comprehensive loss................................      --         --         --         --         --
  Issuance of Series A common stock for investment in
    available-for-sale security...........................      --         --         --         --         --
  Amortization of deferred compensation...................      --         --         --         --         --
  Distribution to stockholders for spin off of Discovery
    Holding Company ("DHC") (note 5)......................      --         --         --         --         --
  Losses in connection with issuances of stock by
    subsidiaries and affiliates, net of taxes.............      --         --         --         --         --
  Issuance of common stock upon exercise of stock
    options...............................................      --         --         --         --         --
  AT&T tax sharing agreement adjustments (note 17)........      --         --         --         --         --
  Adjustment of spin off of LMI...........................      --         --         --         --         --
  Other...................................................      --         --         --         --         --
                                                            ---------     ---        ---        ---        ---
Balance at December 31, 2005..............................      --         27          1         --         --
  Net earnings............................................      --         --         --         --         --
  Other comprehensive earnings............................      --         --         --         --         --
  Retirement of treasury stock............................      --         --         --         --         --
  Distribution of Liberty Capital and Liberty Interactive
    common stock to stockholders (notes 1 and 2)..........      --        (27)        (1)         1         --
  Issuance of common stock upon exercise of stock
    options...............................................      --         --         --         --         --
  Stock compensation......................................      --         --         --         --         --
  Issuance of Liberty Interactive Series A common stock
    for acquisition.......................................      --         --         --         --         --
  Liberty Interactive Series A stock repurchases..........      --         --         --         --         --
  Other...................................................      --         --         --         --         --
                                                            ---------     ---        ---        ---        ---
Balance at December 31, 2006..............................  $   --         --         --          1         --
                                                            =========     ===        ===        ===        ===

                                                               COMMON STOCK
                                                            -------------------
                                                                  LIBERTY                                     AOCE
                                                                INTERACTIVE       ADDITIONAL                  FROM
                                                            -------------------    PAID-IN                DISCONTINUED
                                                            SERIES A   SERIES B    CAPITAL       AOCE      OPERATIONS
                                                            --------   --------   ----------   --------   ------------
                                                                              (AMOUNTS IN MILLIONS)
Balance at January 1, 2004................................     --         --        38,903      3,233          (32)
  Net earnings............................................     --         --            --         --           --
  Other comprehensive earnings (loss).....................     --         --            --      1,024          (54)
  Issuance of Series A common stock for acquisitions......     --         --           152         --           --
  Issuance of Series A common stock in exchange for Series
    B common stock (note 11)..............................     --         --           125         --           --
  Acquisition of Series A common stock (note 11)..........     --         --        (1,016)        --           --
  Amortization of deferred compensation...................     --         --            31         --           --
  Distribution to stockholders for spin off of Liberty
    Media International ("LMI") (note 5)..................     --         --        (4,512)       (51)         107
  Stock compensation for Liberty options held by LMI
    employees.............................................     --         --            (4)        --           --
  Stock compensation for LMI options held by Liberty
    employees.............................................     --         --            17         --           --
  Other...................................................     --         --             5         --           --
                                                              ---        ---        ------      -----         ----
Balance at December 31, 2004..............................     --         --        33,701      4,206           21
  Net loss................................................     --         --            --         --           --
  Other comprehensive loss................................     --         --            --       (794)          (7)
  Issuance of Series A common stock for investment in
    available-for-sale security...........................     --         --            14         --           --
  Amortization of deferred compensation...................     --         --            38         --           --
  Distribution to stockholders for spin off of Discovery
    Holding Company ("DHC") (note 5)......................     --         --        (4,609)        --           (5)
  Losses in connection with issuances of stock by
    subsidiaries and affiliates, net of taxes.............     --         --           (22)        --           --
  Issuance of common stock upon exercise of stock
    options...............................................     --         --            10         --           --
  AT&T tax sharing agreement adjustments (note 17)........     --         --           (40)        --           --
  Adjustment of spin off of LMI...........................     --         --           (28)        --           --
  Other...................................................     --         --            10         --           --
                                                              ---        ---        ------      -----         ----
Balance at December 31, 2005..............................     --         --        29,074      3,412            9
  Net earnings............................................     --         --            --         --           --
  Other comprehensive earnings............................     --         --            --      2,531           --
  Retirement of treasury stock............................     --         --          (125)        --           --
  Distribution of Liberty Capital and Liberty Interactive
    common stock to stockholders (notes 1 and 2)..........      7         --            20         --           --
  Issuance of common stock upon exercise of stock
    options...............................................     --         --             4         --           --
  Stock compensation......................................     --         --            62         --           --
  Issuance of Liberty Interactive Series A common stock
    for acquisition.......................................     --         --            36         --           --
  Liberty Interactive Series A stock repurchases..........     (1)        --          (953)        --           --
  Other...................................................     --         --            (6)        --           --
                                                              ---        ---        ------      -----         ----
Balance at December 31, 2006..............................      6         --        28,112      5,943            9
                                                              ===        ===        ======      =====         ====


                                                                                            TOTAL
                                                             ACCUMULATED    TREASURY    STOCKHOLDERS'
                                                               DEFICIT        STOCK        EQUITY
                                                            -------------   ---------   -------------
                                                                      (AMOUNTS IN MILLIONS)
Balance at January 1, 2004................................     (13,291)         --         28,842
  Net earnings............................................          46          --             46
  Other comprehensive earnings (loss).....................          --          --            970
  Issuance of Series A common stock for acquisitions......          --          --            152
  Issuance of Series A common stock in exchange for Series
    B common stock (note 11)..............................          --        (125)            --
  Acquisition of Series A common stock (note 11)..........          --          --         (1,017)
  Amortization of deferred compensation...................          --          --             31
  Distribution to stockholders for spin off of Liberty
    Media International ("LMI") (note 5)..................          --          --         (4,456)
  Stock compensation for Liberty options held by LMI
    employees.............................................          --          --             (4)
  Stock compensation for LMI options held by Liberty
    employees.............................................          --          --             17
  Other...................................................          --          --              5
                                                               -------        ----         ------
Balance at December 31, 2004..............................     (13,245)       (125)        24,586
  Net loss................................................         (33)         --            (33)
  Other comprehensive loss................................          --          --           (801)
  Issuance of Series A common stock for investment in
    available-for-sale security...........................          --          --             14
  Amortization of deferred compensation...................          --          --             38
  Distribution to stockholders for spin off of Discovery
    Holding Company ("DHC") (note 5)......................          --          --         (4,614)
  Losses in connection with issuances of stock by
    subsidiaries and affiliates, net of taxes.............          --          --            (22)
  Issuance of common stock upon exercise of stock
    options...............................................          --          --             10
  AT&T tax sharing agreement adjustments (note 17)........          --          --            (40)
  Adjustment of spin off of LMI...........................          --          --            (28)
  Other...................................................          --          --             10
                                                               -------        ----         ------
Balance at December 31, 2005..............................     (13,278)       (125)        19,120
  Net earnings............................................         840          --            840
  Other comprehensive earnings............................          --          --          2,531
  Retirement of treasury stock............................          --         125             --
  Distribution of Liberty Capital and Liberty Interactive
    common stock to stockholders (notes 1 and 2)..........          --          --             --
  Issuance of common stock upon exercise of stock
    options...............................................          --          --              4
  Stock compensation......................................          --          --             62
  Issuance of Liberty Interactive Series A common stock
    for acquisition.......................................          --          --             36
  Liberty Interactive Series A stock repurchases..........          --          --           (954)
  Other...................................................          --          --             (6)
                                                               -------        ----         ------
Balance at December 31, 2006..............................     (12,438)         --         21,633
                                                               =======        ====         ======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006, 2005 AND 2004

(1) BASIS OF PRESENTATION

    On May 9, 2006, Liberty Media Corporation (formerly known as Liberty Media Holding Corporation, "Liberty" or the "Company") completed the previously announced restructuring (the "Restructuring") pursuant to which the Company was organized as a new holding company. In the Restructuring, Liberty became the new publicly traded parent company of Liberty Media LLC (formerly known as Liberty Media Corporation, "Old Liberty"). In the Restructuring, each holder of Old Liberty's common stock received for each share of Old Liberty's Series A common stock held immediately prior to the Restructuring, 0.25 of a share of the Company's Liberty Interactive Series A common stock and 0.05 of a share of the Company's Liberty Capital Series A common stock, and for each share of Old Liberty's Series B common stock held immediately prior to the Restructuring,
0.25 of a share of the Company's Liberty Interactive Series B common stock and
0.05 of a share of the Company's Liberty Capital Series B common stock, in each case, with cash in lieu of any fractional shares. Liberty is the successor reporting company to Old Liberty.

    The accompanying consolidated financial statements include the accounts of Liberty and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in North America, Europe and Asia.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

for the Interactive Group. In addition, Liberty has attributed $3,108 million principal amount (as of December 31, 2006) of its existing publicly-traded debt to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Entertainment, LLC (formerly known as Starz Entertainment Group LLC) ("Starz Entertainment"), Starz Media, LLC (formerly known as IDT Entertainment, Inc.) ("Starz Media"), TruePosition, Inc. ("TruePosition") and FUN Technologies, Inc. ("FUN"); its equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and its interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed $4,580 million principal amount (as of December 31, 2006) of its existing publicly traded debt to the Capital Group.

    See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty's tracking stock groups.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

    RECEIVABLES

    Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $72 million and $66 million at December 31, 2006 and 2005, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

                                                                 ADDITIONS
                                              BALANCE    -------------------------                 BALANCE
                                             BEGINNING    CHARGED                    DEDUCTIONS-    END OF
                                              OF YEAR    TO EXPENSE   ACQUISITIONS   WRITE-OFFS      YEAR
                                             ---------   ----------   ------------   -----------   --------
                                                                 (AMOUNTS IN MILLIONS)
2006.......................................     $66           27            14            (35)         72
                                                ===         ====          ====           ====        ====
2005.......................................     $63           37            --            (34)         66
                                                ===         ====          ====           ====        ====
2004.......................................     $78           19            --            (34)         63
                                                ===         ====          ====           ====        ====

    INVENTORY

    Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    PROGRAM RIGHTS

    Program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Program rights payable are initially recorded at the estimated cost of the programs when the film is available for airing.

    INVESTMENT IN FILMS AND TELEVISION PROGRAMS

    Investment in films and television programs generally includes the cost of proprietary films and television programs that have been released, completed and not released, in production, and in development or pre-production. Capitalized costs include the acquisition of story rights, the development of stories, production labor, postproduction costs and allocable overhead and interest costs. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and participation and residual costs are accrued based on the proportion that current revenue from the films bear to an estimate of total revenue anticipated from all markets (ultimate revenue). Ultimate revenue estimates may not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series.

    Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates.

    Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film. Costs of films in development or pre-production are charged to expense if the project is abandoned, or if the film has not been set for production within three years from the time of the first capitalized transaction.

    The investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film should be assessed. If the estimated fair value of a film is less than its unamortized cost, then the excess of unamortized costs over the estimated fair value is charged to expense.

    INVESTMENTS

    All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value. Unrealized holding gains and losses on AFS securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.

    For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or loss of affiliates also includes any other-than-temporary declines in fair value recognized during the period.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases in stockholders' equity.

    The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary ("nontemporary"). The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be nontemporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for cost investments and AFS securities are included in the consolidated statements of operations as nontemporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company uses various derivative instruments including equity collars, written put and call options, bond swaps and interest rate swaps to manage fair value and cash flow risk associated with many of its investments and some of its variable rate debt. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

    - executes its derivative instruments with several different counterparties, and

    - executes equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for the Company's benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of its counterparties. Based on its analysis, the Company currently considers nonperformance by any of its counterparties to be unlikely.

    Liberty accounts for its derivatives pursuant to Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133") and related amendments and interpretations. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. During 2006, the Company entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. These interest rate swap arrangements have been designated as cash flow hedges. The Company assesses the effectiveness of its interest rate swaps using the hypothetical derivative method. Hedge ineffectiveness had no impact on earnings for the year ended December 31, 2006. None of the Company's other derivatives have been designated as hedges.

    The fair value of the Company's equity collars and other similar derivative instruments is estimated using third party estimates or the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

    PROPERTY AND EQUIPMENT

    Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.

    INTANGIBLE ASSETS

    The Company accounts for its intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("Statement 142"). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") not be amortized, but instead be tested for impairment at least annually. Equity method goodwill is also not amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("Statement 144").

    Statement 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired. To accomplish this, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

enterprise-level goodwill balance is allocated to various reporting units which include a single equity method investment as its only asset. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.

    The Company determines the fair value of its reporting units using independent appraisals, public trading prices and other means. The Company then compares the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, and records an impairment charge to the extent the carrying amount exceeds the implied fair value.

    GOODWILL

    Changes in the carrying amount of goodwill are as follows:

                                                                           STARZ
                                                              QVC      ENTERTAINMENT    OTHER      TOTAL
                                                            --------   -------------   --------   --------
                                                                        (AMOUNTS IN MILLIONS)
Balance at January 1, 2005................................   $5,264        1,383          156      6,803
  Foreign currency translation adjustments................       23           --           --         23
  Other...................................................      (14)          --           (3)       (17)
                                                             ------        -----         ----      -----
Balance at December 31, 2005..............................    5,273        1,383          153      6,809
  Acquisitions(1).........................................        5           --          878        883
  Disposition(2)..........................................       --           --         (124)      (124)
  Impairment(3)...........................................       --           --         (111)      (111)
  Foreign currency translation adjustments................       60           --           --         60
  Other(4)................................................       78          (12)           5         71
                                                             ------        -----         ----      -----
Balance at December 31, 2006..............................   $5,416        1,371          801      7,588
                                                             ======        =====         ====      =====

------------------------

(1) During the year ended December 31, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of controlling interests in Provide, FUN, BuySeasons and IDT Entertainment, Inc., for aggregate cash consideration of $876 million, net of cash acquired, the issuance of Liberty common stock and the assumption of debt. In connection with these acquisitions, Liberty recorded goodwill of $883 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process, including finalization of third-party valuations.

(2) During the second quarter of 2006, the Company sold its 50% interest in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

(3) Liberty acquired its interest in FUN in March 2006. Subsequent to its acquisition, the market value of FUN's stock has declined significantly due to the performance of certain of FUN's subsidiaries

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    and uncertainty surrounding government legislation of Internet gambling which Liberty believes the market perceives as potentially impacting FUN's skill gaming business. In connection with its annual evaluation of the recoverability of FUN's goodwill, Liberty received a third-party valuation, which indicated that the carrying value of FUN's goodwill exceeded its market value. Accordingly, Liberty recognized a $111 million impairment charge related to goodwill.

(4) Other activity for QVC represents Liberty's acquisition of shares of QVC common stock held by employees and officers of QVC. Amounts recorded as goodwill represent the difference between the price paid for such minority interest and the carrying amount of the minority interest less amounts allocated to other intangible assets.

    INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

    Intangible assets subject to amortization are comprised of the following:

                                                     DECEMBER 31, 2006                    DECEMBER 31, 2005
                                             ----------------------------------   ----------------------------------
                                              GROSS         NET         GROSS                                 NET
                                             CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                              AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                             --------   ------------   --------   --------   ------------   --------
                                                                      (AMOUNTS IN MILLIONS)
Distribution rights........................   $2,699          (981)     1,718      2,628           (788)     1,840
Customer relationships.....................    2,545          (581)     1,964      2,356           (393)     1,963
Other......................................      699          (471)       228        543           (371)       172
                                              ------        ------      -----      -----         ------      -----
Total......................................   $5,943        (2,033)     3,910      5,527         (1,552)     3,975
                                              ======        ======      =====      =====         ======      =====

    Amortization of intangible assets with finite useful lives was $463 million, $453 million and $456 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on its amortizable intangible assets as of December 31, 2006, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2007.......................................................    $462
2008.......................................................    $430
2009.......................................................    $389
2010.......................................................    $363
2011.......................................................    $352

    IMPAIRMENT OF LONG-LIVED ASSETS

    Statement 144 requires that the Company periodically review the carrying amounts of its property and equipment and its intangible assets (other than goodwill) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    MINORITY INTERESTS

    Recognition of minority interests' share of losses of subsidiaries is generally limited to the amount of such minority interests' allocable portion of the common equity of those subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of subsidiaries have the right to cause the Company to repurchase such holders' common equity.

    FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company is the United States ("U.S.") dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

    Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

    REVENUE RECOGNITION

    Revenue is recognized as follows:

    - Revenue from retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2006, 2005 and 2004 aggregated $1,554 million, $1,375 million and $1,165 million, respectively.

    - Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements.

    - Revenue from sales and licensing of software and related service and maintenance is recognized pursuant to Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION." For multiple element contracts with vendor specific objective evidence, the Company recognizes revenue for each specific element when the earnings process is complete. If vendor specific objective evidence does not exist, revenue is deferred and recognized on a straight-line basis over the remaining term of the maintenance period after all other elements have been delivered.

    - Revenue relating to proprietary films is recognized in accordance with Statement of Position (SOP) 00-02, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement, the license period has begun and is available for telecast or exploitation.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    COST OF SALES

    Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

    ADVERTISING COSTS

    Advertising costs generally are expensed as incurred. Advertising expense aggregated $112 million, $45 million and $47 million for the years ended December 31, 2006, 2005 and 2004, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

    STOCK-BASED COMPENSATION

    FASB STATEMENT 123R

    As more fully described in note 13, the Company has granted to its employees and employees of its subsidiaries options, stock appreciation rights ("SARs") and options with tandem SARs to purchase shares of Liberty common stock (collectively, "Awards"). In addition, QVC had granted combination stock options/SARs ("QVC Awards") to certain of its employees. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. Liberty has adopted Statement 123R using the modified prospective method.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, which is net of related income taxes of $31 million. Under Statement 123R, the QVC Awards were required to be bifurcated into a liability award and an equity award. Previously, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change. Also, in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of January 1, 2004

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

of $98 million against additional paid-in capital. Compensation expense related to restricted shares granted to certain officers and employees of the Company continues to be recorded as such stock vests.

    Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2006...........................................    $67
December 31, 2005...........................................    $52
December 31, 2004...........................................    $98

    As of December 31, 2006, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $59 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

    PRO FORMA DISCLOSURE

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to its Awards pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Company's Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the intrinsic value of the options at the balance sheet date. The Company accounted for QVC Awards using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations and earnings per share for the years ended
December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS,
                                                                  EXCEPT PER
                                                                     SHARE
                                                                   AMOUNTS)
Earnings (loss) from continuing operations..................   $ (43)      105
  Add stock compensation as determined under the intrinsic
    value method, net of taxes..............................       2         2
  Deduct stock compensation as determined under the fair
    value method, net of taxes..............................     (42)      (41)
                                                               -----       ---
Pro forma earnings (loss) from continuing operations........   $ (83)       66
                                                               =====       ===
Basic and diluted earnings (loss) from continuing operations per share:
  As reported...............................................   $(.02)      .04
  Pro forma.................................................   $(.03)      .02

    IMPACT OF SPIN OFF TRANSACTIONS

    In connection with the spin off of Liberty subsidiaries Liberty Media International ("LMI") and Discovery Holding Company ("DHC") in 2004 and 2005, respectively, certain employees of Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

received LMI and DHC options. Liberty records compensation expense related to these awards based on the grant date fair value over the remaining vesting period.

    INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more-likely-than-not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

    EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

    LIBERTY SERIES A AND SERIES B COMMON STOCK

    The basic EPS calculation is based on 2,803 million weighted average outstanding shares of Liberty common stock for the period from January 1, 2006 to May 10, 2006, and 2,795 million and 2,856 million weighted average shares outstanding for the years ended December 31, 2005 and 2004, respectively. The diluted EPS calculation for the period from January 1, 2006 to May 10, 2006 and for the year ended December 31, 2004 includes 5 million and 14 million dilutive securities, respectively. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying consolidated statements of operations.

    The cumulative effect of accounting change per common share for the period from January 1, 2006 to May 10, 2006 was a loss of $0.03.

    Earnings (loss) from discontinued operations per common share is as follows:

January 1, 2006 to May 10, 2006.............................   $  --
Year ended December 31, 2005................................   $  --
Year ended December 31, 2004................................   $(.02)

    LIBERTY CAPITAL COMMON STOCK

    Liberty Capital EPS for the period from the Restructuring to December 31, 2006 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (140 million). Due to the relative insignificance of the dilutive securities for such period, their inclusion does not impact the EPS amount. Excluded from

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

diluted EPS for the period from the Restructuring to December 31, 2006 are approximately 3 million potential common shares because their inclusion would be anti-dilutive.

    Earnings from discontinued operations per common share for the period from the Restructuring to December 31, 2006 is $1.62.

    LIBERTY INTERACTIVE COMMON STOCK

    Liberty Interactive EPS for the period from the Restructuring to December 31, 2006 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (670 million). Due to the relative insignificance of the dilutive securities for such period, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the period from the Restructuring to December 31, 2006 are approximately 13 million potential common shares because their inclusion would be anti-dilutive.

    RECLASSIFICATIONS

    Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

    ESTIMATES

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges,
(ii) its accounting for income taxes, (iii) the fair value of its derivative instruments, (iv) its assessment of nontemporary declines in value of its investments and (v) its estimates of retail related adjustments and allowances to be its most significant estimates.

    Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement 133 and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company intends to adopt the provisions of Statement 155 effective January 1, 2007 and account for its senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

required by Statement 133. If the Company had adopted Statement 155 as of December 31, 2006, it would have recorded an increase to long-term debt of $1.9 billion, a decrease to long-term derivative instruments of $1.3 billion and an increase to accumulated deficit of $600 million.

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS"("Statement 157"), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Liberty is currently evaluating the potential impact of the adoption of Statement 157 on its consolidated balance sheet, statements of operations and comprehensive earnings (loss), and statements of cash flows.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Currently under Statement of Financial Accounting Standards No. 115, entities are required to recognize changes in fair value of available-for-sale securities in the balance sheet in accumulated other comprehensive earnings. Statement 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. Liberty is currently evaluating the potential impacts of Statement 159 on its financial statements and has not made a determination as to which of its financial instruments, if any, it will choose to apply the provisions of Statement 159.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(4) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $1,494        1         79
  Net liabilities assumed...................................     (227)      --         --
  Deferred tax liabilities..................................      (48)      --         --
  Minority interest.........................................      (72)      --         12
  Exchange of cost investment...............................     (235)      --         --
  Common stock issued.......................................      (36)      --         --
                                                               ------      ---        ---
    Cash paid for acquisitions, net of cash acquired........   $  876        1         91
                                                               ======      ===        ===
Cash paid for interest......................................   $  510      477        515
                                                               ======      ===        ===
Cash paid for income taxes..................................   $  152      161         49
                                                               ======      ===        ===

(5) DISCONTINUED OPERATIONS

    SALE OF OPENTV CORP.

    In October 2006, Liberty entered into an agreement with an unaffiliated third party to sell Liberty's controlling interest in OpenTV Corp. ("OPTV") for cash consideration of $132 million. As part of an agreement with OPTV, Liberty would pay up to $20 million of the cash proceeds to OPTV on the first anniversary of the closing, subject to the satisfaction of certain conditions. The sale was consummated on January 16, 2007. OPTV was attributed to the Capital Group.

    SALE OF ASCENT ENTERTAINMENT GROUP, INC.

    In December 2006, Liberty entered into an agreement with an unaffiliated third party to sell Liberty's 100% ownership interest in Ascent Entertainment Group, Inc. ("AEG") for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. AEG's primary operating subsidiary is On Command Corporation. Consummation of the transaction is subject to customary closing conditions, including regulatory approval, and is expected to occur in mid-2007. Subsequent to the closing, if consummated, Liberty would own approximately 9.9% of the buyer's outstanding common stock. AEG was attributed to the Capital Group.

    SPIN OFF OF DISCOVERY HOLDING COMPANY

    On July 21, 2005 (the "DHC Spin Off Date"), Liberty completed the spin off (the "DHC Spin Off") of DHC to its shareholders. The DHC Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. The DHC Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction. At the time of the DHC Spin Off, DHC's assets were

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC, Liberty's 50% ownership interest in Discovery Communications, Inc. and $200 million in cash.

    Following the DHC Spin Off, DHC and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the DHC Spin Off, DHC and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and DHC after the DHC Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement, a Tax Sharing Agreement and a Short-Term Credit Facility.

    The DHC Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the DHC Spin Off and cross indemnities. Pursuant to the DHC Facilities and Services Agreement, Liberty provides DHC with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. DHC reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for DHC's allocable portion of facilities costs and costs associated with any shared services or personnel.

    Under the DHC Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty and DHC. DHC is responsible for all other taxes with respect to returns which include DHC, but do not include Liberty whether accruing before, on or after the DHC Spin Off. The DHC Tax Sharing Agreement requires that DHC will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the DHC Spin Off from qualifying as a tax-free transaction. Moreover, DHC has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the DHC Spin Off from qualifying as a tax-free transaction.

    SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC.

    On June 7, 2004 (the "LMI Spin Off Date"), Liberty completed the spin off (the "LMI Spin Off") of its wholly-owned subsidiary, Liberty Media International, Inc., to its shareholders. Substantially all of the assets and businesses of LMI were attributed to Liberty's former International Group segment. In connection with the LMI Spin Off, holders of Liberty common stock on June 1, 2004 received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned and 0.05 of a share of LMI
Series B common stock for each share of Liberty Series B common stock owned. The LMI Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the LMI Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the LMI Spin Off due to the pro rata nature of the distribution.

    Following the LMI Spin Off, LMI and Liberty operate independently. In connection with the LMI Spin Off, LMI and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and LMI after the LMI Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement and a Tax Sharing Agreement.

    The LMI Reorganization Agreement provided for, among other things, the principal corporate transactions required to effect the LMI Spin Off and cross indemnities.

    Under the LMI Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

and LMI. LMI is responsible for all other taxes with respect to returns which include LMI, but do not include Liberty whether accruing before, on or after the LMI Spin Off. The LMI Tax Sharing Agreement requires that LMI will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the LMI Spin Off from qualifying as a tax-free transaction. Moreover, LMI has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the LMI Spin Off from qualifying as a tax-free transaction.

    In the third quarter of 2005, Liberty filed its 2004 tax return and adjusted the amount of net operating loss and capital loss carryforwards allocated to LMI. Such adjustment resulted in an increase to Liberty's deferred income tax liabilities and a reduction of additional paid-in capital of $28 million.

    DMX MUSIC

    During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. DMX entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. On May 16, 2005, the Bankruptcy Court entered a written order approving the transaction, and the sale transaction was completed. As a result of the DMX Bankruptcy filing, Liberty deconsolidated DMX effective December 31, 2004. In connection with its decision to dispose of its ownership interest, Liberty recognized a $23 million impairment loss to write down the carrying value of the net assets of DMX to their estimated fair value based upon the aforementioned arrangement to sell the assets. Such loss has been included in loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2004.

    The consolidated financial statements and accompanying notes of Liberty have been prepared reflecting OPTV, AEG, DHC, LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported separately in such consolidated financial statements.

    Certain combined statement of operations information for OPTV, AEG, DHC, LMI and DMX, which is included in earnings (loss) from discontinued operations, is as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Revenue.....................................................    $335       704       2,081
Loss before income taxes and minority interests.............    $(30)       (1)       (159)

    Liberty's tax basis in the common stock of each of OPTV and AEG as of December 31, 2006 exceeds their respective carrying amounts reported for financial reporting purposes. As of December 31, 2006, Liberty has recognized a deferred tax asset of $236 million for this excess tax basis with an offsetting deferred tax benefit, which is included in earnings from discontinued operations in the accompanying consolidated statement of operations. In 2004, Liberty recognized a similar deferred tax benefit of $38 million related to its tax basis in DMX and reported such benefit in its income tax

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

benefit for continuing operations for the year ended December 31, 2004. Liberty has revised its 2004 presentation to report the deferred tax benefit for DMX as a component of loss from discontinued operations.

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in AFS securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Capital Group
  News Corporation..........................................  $11,158      8,171
  Time Warner Inc. ("Time Warner")(1).......................    3,728      2,985
  Sprint Nextel Corporation ("Sprint")(2)...................    1,651      2,162
  Motorola, Inc. ("Motorola")(3)............................    1,522      1,672
  Other AFS equity securities(4)............................      830        964
  Other AFS debt securities(5)..............................      135        372
  Other cost investments and related receivables............       34         79
                                                              -------     ------
    Total attributed Capital Group..........................   19,058     16,405
                                                              -------     ------
Interactive Group
  IAC/InterActiveCorp ("IAC")...............................    2,572      1,960
  Other AFS securities......................................       --        124
                                                              -------     ------
    Total attributed Interactive Group......................    2,572      2,084
                                                              -------     ------
Consolidated Liberty........................................   21,630     18,489
  Less short-term investments...............................       (8)        --
                                                              -------     ------
                                                              $21,622     18,489
                                                              =======     ======

------------------------

(1) Includes $198 million and $158 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(2) Includes $170 million and $94 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(3) Includes $1,068 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(4) Includes $46 million and $156 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(5) At December 31, 2006, other AFS debt securities include $127 million of investments in third-party marketable debt securities held by Liberty parent and $8 million of such securities held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $372 million and zero, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    NEWS CORPORATION

    In December 2006, Liberty announced that it had entered into an exchange agreement with News Corporation pursuant to which, if completed, Liberty would exchange its approximate 16.2% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38.5% interest in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid 2007.

    In November 2004, Liberty entered into total return equity swaps with a financial institution with respect to 92 million shares of News Corporation voting stock ("NWS"). Pursuant to the terms of the swap, the financial institution acquired the 92 million shares of NWS for Liberty's benefit for a weighted average strike price of $17.48. In December 2004, Liberty elected to terminate the swaps. In connection with such termination, Liberty delivered
86.9 million shares of News Corporation non-voting stock ("NWSA") with a fair market value of $1,608 million in exchange for the 92 million shares of NWS with a fair market value of $1,749 million. Accordingly, Liberty recognized a pre-tax gain on the swap transaction of $141 million, which is included in realized and unrealized gains on financial instruments and a pre-tax gain on the exchange of NWSA for NWS of $710 million, which is included in gains on dispositions. At December 31, 2006, Liberty has an approximate 16.2% economic interest and an approximate 19.1% voting interest in News Corporation.

    IAC/INTERACTIVECORP

    Effective August 9, 2005, IAC completed the spin-off of its subsidiary, Expedia, Inc. ("Expedia"). Shareholders of IAC, including Liberty, received one share of Expedia for each share of IAC owned. Subsequent to the spin-off of Expedia, Liberty owned approximately 20% of the outstanding Expedia common stock representing a 52% voting interest. However, under existing governance arrangements, the Chairman of Expedia is currently entitled to vote Liberty's shares of Expedia, subject to certain limitations. As Liberty has appointed two out of ten members of Expedia's board of directors, it accounts for this investment using the equity method of accounting. Liberty allocated its pre-spin off carrying value in IAC between IAC and Expedia based on the relative trading prices of IAC and Expedia. Unrealized holding gains included in the carrying value allocated to Expedia were reversed as part of this allocation.

    At December 31, 2006, Liberty owns approximately 24% of IAC common stock representing an approximate 57% voting interest. However, under existing governance arrangements, the Chairman of IAC is currently entitled to vote Liberty's shares, and due to the fact that Liberty has rights to appoint only two of thirteen members to the IAC board of directors, Liberty's ability to exert significant influence over IAC is limited at this time. Accordingly, Liberty accounts for this investment as an AFS security.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the years ended December 31, 2006, 2005 and 2004, Liberty determined that certain of its AFS securities (including News Corporation in 2005) and cost investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

Liberty's cost bases and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The amount of nontemporary decline recognized for Liberty's News Corporation voting shares in 2005 was $352 million.

    UNREALIZED HOLDINGS GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in AFS securities are summarized below.

                                                      DECEMBER 31, 2006           DECEMBER 31, 2005
                                                   -----------------------   ---------------------------
                                                     EQUITY        DEBT        EQUITY          DEBT
                                                   SECURITIES   SECURITIES   SECURITIES     SECURITIES
                                                   ----------   ----------   ----------   --------------
                                                                   (AMOUNTS IN MILLIONS)
Gross unrealized holding gains...................    $9,335            --       5,459           17
Gross unrealized holding losses..................    $   (1)           --         (27)          --

    The aggregate fair value of securities with unrealized holding losses at December 31, 2006 was $6 million. None of these securities had unrealized losses for more than 12 continuous months.

(7) FINANCIAL INSTRUMENTS

    The Company's financial instruments are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
TYPE OF DERIVATIVE                                              2006       2005
------------------                                            --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
ASSETS
  Equity collars............................................   $1,218      1,568
  Put spread collars........................................       --        133
  Other.....................................................      361         83
                                                               ------     ------
                                                                1,579      1,784
  Less current portion......................................     (239)      (661)
                                                               ------     ------
                                                               $1,340      1,123
                                                               ======     ======
LIABILITIES
  Borrowed shares...........................................   $1,482      1,581
  Exchangeable debenture call option obligations............    1,280        927
  Put options...............................................       --        342
  Equity collars............................................      416        160
  Other.....................................................       12         16
                                                               ------     ------
                                                                3,190      3,026
  Less current portion......................................   (1,484)    (1,939)
                                                               ------     ------
                                                               $1,706      1,087
                                                               ======     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    EQUITY COLLARS AND PUT OPTIONS

    The Company has entered into equity collars, written put and call options and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

    BORROWED SHARES

    From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

    EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint and Embarq Corporation common stock, Motorola common stock, Viacom Class B and CBS Corporation Class B common stock or Time Warner common stock, as applicable. (See note 9 for a more complete description of the exchangeable debentures.)

    Under Statement 133, the call option feature of the exchangeable debentures is reported separately from the long-term debt portion in Liberty's consolidated balance sheets at fair value. Changes in the fair value of the call option obligations are recognized as unrealized gains (losses) on derivative instruments in Liberty's consolidated statements of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Exchangeable debenture call option obligations..............   $(353)       172        (129)
Equity collars..............................................     (59)       311        (941)
Borrowed shares.............................................     (32)      (205)       (227)
Put options.................................................      --        (66)          2
Other derivatives...........................................     165         45          11
                                                               -----       ----      ------
                                                               $(279)       257      (1,284)
                                                               =====       ====      ======

(8) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2006 and the carrying amount at December 31, 2005:

                                                                    DECEMBER 31,         DECEMBER 31,
                                                                        2006                 2005
                                                              ------------------------   ------------
                                                              PERCENTAGE      CARRYING     CARRYING
                                                              OWNERSHIP        AMOUNT       AMOUNT
                                                              ----------      --------   ------------
                                                                   (DOLLAR AMOUNTS IN MILLIONS)
Expedia.....................................................         21%       $1,254        1,213
GSN.........................................................         50%          253          255
Court TV....................................................        N/A            --          297
Other.......................................................    various           335          143
                                                                               ------        -----
                                                                               $1,842        1,908
                                                                               ======        =====

    EXPEDIA

    IAC completed the spin off of Expedia on August 9, 2005. Accordingly, the Company recorded its share of earnings of Expedia for the five months ended December 31, 2005. The fair value of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    Company's investment in Expedia was $1,452 million and $1,659 million at December 31, 2006 and 2005, respectively. Summarized unaudited financial information for Expedia is as follows:

CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Current assets..............................................   $1,183       590
Property and equipment......................................      137        91
Goodwill....................................................    5,861     5,860
Intangible assets...........................................    1,029     1,177
Other assets................................................       59        39
                                                               ------     -----
  Total assets..............................................   $8,269     7,757
                                                               ======     =====
Current liabilities.........................................   $1,400     1,438
Deferred income taxes.......................................      369       369
Other liabilities...........................................      534       144
Minority interest...........................................       62        72
Stockholders' equity........................................    5,904     5,734
                                                               ------     -----
  Total liabilities and equity..............................   $8,269     7,757
                                                               ======     =====

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Revenue.....................................................   $2,238      2,119
Cost of revenue.............................................     (503)      (480)
                                                               ------     ------
  Gross profit..............................................    1,735      1,639
Selling, general and administrative expenses................   (1,273)    (1,116)
Amortization................................................     (111)      (126)
                                                               ------     ------
  Operating income..........................................      351        397
Interest income.............................................       32         51
Other income (expense)......................................        1        (33)
Income tax expense..........................................     (139)      (186)
                                                               ------     ------
  Net earnings..............................................   $  245        229
                                                               ======     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(9) LONG-TERM DEBT

    Debt is summarized as follows:

                                                              OUTSTANDING      CARRYING VALUE
                                                               PRINCIPAL        DECEMBER 31,
                                                              DECEMBER 31,   -------------------
                                                                  2006         2006       2005
                                                              ------------   --------   --------
                                                                    (AMOUNTS IN MILLIONS)
Capital Group
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029..............    $   869          254        251
    3.75% Senior Exchangeable Debentures due 2030...........        810          234        231
    3.5% Senior Exchangeable Debentures due 2031............        600          238        235
    3.25% Senior Exchangeable Debentures due 2031...........        551          119        117
    0.75% Senior Exchangeable Debentures due 2023...........      1,750        1,637      1,552
  Subsidiary debt...........................................        158          158         37
                                                                -------       ------     ------
    Total attributed Capital Group..........................      4,738        2,640      2,423
                                                                -------       ------     ------
Interactive Group
  Senior notes and debentures
    3.5% Senior Notes due 2006..............................         --           --        121
    Floating Rate Senior Notes due 2006.....................         --           --      1,247
    7.875% Senior Notes due 2009............................        670          667        666
    7.75% Senior Notes due 2009.............................        234          234        235
    5.7% Senior Notes due 2013..............................        802          800        800
    8.5% Senior Debentures due 2029.........................        500          495        495
    8.25% Senior Debentures due 2030........................        902          895        895
  QVC bank credit facilities................................      3,225        3,225        800
  Other subsidiary debt.....................................         67           67         67
                                                                -------       ------     ------
    Total attributed Interactive Group......................      6,400        6,383      5,326
                                                                -------       ------     ------
    Total consolidated Liberty..............................    $11,138        9,023      7,749
                                                                =======
    Less current maturities.................................                    (114)    (1,379)
                                                                              ------     ------
    Total long-term debt....................................                  $8,909      6,370
                                                                              ======     ======

    SENIOR NOTES AND DEBENTURES

    Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

    The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $17 million at each of December 31, 2006 and 2005. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

    SENIOR EXCHANGEABLE DEBENTURES

    Each $1,000 debenture of Liberty's 4% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and .5737 shares of Embarq

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

Corporation ("Embarq"), which Sprint spun off to its shareholders in May 2006. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

    Each $1,000 debenture of Liberty's 3.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock and .4194 shares of Embarq common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

    Each $1,000 debenture of Liberty's 3.5% Senior Exchangeable Debentures (the "Motorola Exchangeables") is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock and, prior to the cash distribution described below, 4.0654 shares of Freescale Semiconductor, Inc. ("Freescale"), which Motorola spun off to its shareholders in December 2004. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of the cash distribution described below, the adjusted principal amount of each $1,000 debenture is $837.38. Effective December 1, 2006, a consortium of private equity firms purchased all of the common stock of Freescale, including the Freescale common stock owned by Liberty. Pursuant to the terms of the indenture covering the Motorola Exchangeables, Liberty announced that it would make a cash distribution of $162.62 per $1,000 bond to holders of such bonds. Such distribution was made in January 2007, and Liberty reduced its outstanding debt by $97.6 million.

    Each $1,000 debenture of Liberty's 3.25% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 9.2833 shares of Viacom Class B common stock and 9.2833 shares of CBS Corporation ("CBS") Class B common stock, which Viacom spun off to its shareholders in December 2005. Such exchange value is payable at Liberty's option in cash, Viacom and CBS stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

    Each $1,000 debenture of Liberty's 0.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of Liberty common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the debentures, in whole or in part, for shares of Time Warner common stock, cash or any combination thereof equal to the face amount of the debentures plus accrued interest. On March 30, 2008, March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner common stock, cash, Liberty common stock, or any combination thereof.

    Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

    In accordance with Statement 133, the call option feature of the exchangeable debentures is reported at fair value and separately from the long-term debt in the consolidated balance sheet. The reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

the date of issuance. The long-term debt is accreted to its face amount over the expected term of the debenture using the effective interest method. Accordingly, at December 31, 2006, the difference between the principal amount and the carrying value of the long-term debt portion is the unamortized fair value of the call option feature that was recorded at the date of issuance of the respective debentures. Accretion related to the Company's exchangeable debentures aggregated $95 million, $89 million and $83 million during the years ended December 31, 2006, 2005 and 2004, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

    QVC BANK CREDIT FACILITIES

    Effective May 20, 2005, QVC entered into an unsecured $2 billion bank credit facility. In March 2006, such facility was refinanced with a new unsecured
$3.5 billion bank credit facility, which was subsequently amended on October 4, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by JP Morgan Chase Bank, N.A. from time to time. The weighted average interest rate for all borrowings under the March 2006 Credit Agreement at December 31, 2006 was 6.11%. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    On October 4, 2006, QVC entered into a new credit agreement (the
"October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan made on October 13, 2006 and $950 million of delayed draw term loans to be made from time to time upon the request of QVC. The delayed draw term loans are available until September 30, 2007 and are subject to reductions in the principal amount available starting on March 31, 2007. The loans bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Wachovia Bank, N.A. from time to time. The weighted average interest rate for all borrowings under the October 2006 Credit Agreement at December 31, 2006 was 6.10%. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments. The loans are scheduled to mature on October 4, 2011.

    The March 2006 Credit Agreement and the October 2006 Credit Agreement contain restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at December 31, 2006. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowing.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    QVC INTEREST RATE SWAP ARRANGEMENTS

    During 2006, QVC entered into seven separate interest rate swap arrangements with an aggregate notional amount of $1,400 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at a rate of 4.9575% and to receive variable payments at 3 month LIBOR. QVC also entered into three separate interest rate swap arrangements with an aggregate notional amount of $800 million. These swap arrangements provide for QVC to make fixed payments at a rate of 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying consolidated balance sheet.

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at December 31, 2006 is comprised of capitalized satellite transponder lease obligations and Starz Media bank debt.

    FIVE YEAR MATURITIES

    The U.S. dollar equivalent of the annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2007.......................................................   $  114
2008.......................................................   $1,768
2009.......................................................   $  969
2010.......................................................   $   69
2011.......................................................   $3,240

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Fixed rate senior notes.....................................   $1,678     1,838
Senior debentures...........................................   $1,422     1,347
Senior exchangeable debentures, including call option
  obligation................................................   $4,361     3,858

    Liberty believes that the carrying amount of its subsidiary debt, which is primarily variable rate debt, approximated fair value at December 31, 2006.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(10) INCOME TAXES

    Income tax benefit (expense) consists of:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Current:
  Federal...................................................   $(513)      (100)      (178)
  State and local...........................................     (92)       (75)       (61)
  Foreign...................................................    (112)       (88)      (114)
                                                               -----       ----       ----
                                                                (717)      (263)      (353)
                                                               -----       ----       ----
Deferred:
  Federal...................................................     362        219        123
  State and local...........................................      99        172         63
  Foreign...................................................       4         (2)         8
                                                               -----       ----       ----
                                                                 465        389        194
                                                               -----       ----       ----
Income tax benefit (expense)................................   $(252)       126       (159)
                                                               =====       ====       ====

    Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Computed expected tax benefit (expense).....................   $(336)       59         (92)
Change in estimated foreign and state tax rates.............     130       147           2
State and local income taxes, net of federal income taxes...     (34)        7          (4)
Foreign taxes, net of foreign tax credits...................     (20)      (31)        (47)
Change in valuation allowance affecting tax expense.........      76       (40)         (3)
Impairment of goodwill not deductible for tax purposes......     (39)       --          --
Disposition of nondeductible goodwill in sales
  transaction...............................................     (43)       --          --
Minority interest...........................................     (10)      (10)         (6)
Dividends received deduction................................      12        12          --
Disqualifying disposition of incentive stock options not
  deductible for book purposes..............................      14        --          --
Other, net..................................................      (2)      (18)         (9)
                                                               -----       ---        ----
Income tax benefit (expense)................................   $(252)      126        (159)
                                                               =====       ===        ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Deferred tax assets:
  Net operating and capital loss carryforwards..............   $  470       513
  Accrued stock compensation................................       79        90
  Other future deductible amounts...........................      485       399
                                                               ------     -----
    Deferred tax assets.....................................    1,034     1,002
    Valuation allowance.....................................      (93)     (155)
                                                               ------     -----
    Net deferred tax assets.................................      941       847
                                                               ------     -----
Deferred tax liabilities:
  Investments...............................................    6,885     6,048
  Intangible assets.........................................    2,362     2,523
  Discount on exchangeable debentures.......................      981     1,006
  Other.....................................................      369        89
                                                               ------     -----
    Deferred tax liabilities................................   10,597     9,666
                                                               ------     -----
Net deferred tax liabilities................................   $9,656     8,819
                                                               ======     =====

    The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
Current deferred tax asset..................................   $ (128)      (46)
Current deferred tax liabilities............................       --       169
Long-term deferred tax liabilities..........................    9,784     8,696
                                                               ------     -----
Net deferred tax liabilities................................   $9,656     8,819
                                                               ======     =====

    The Company's valuation allowance decreased $76 million in 2006 related to the recognition of a tax benefit and increased $14 million due to acquisitions.

    At December 31, 2006, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $893 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2009: $351 million; 2011: $169 million and beyond 2011:
$373 million. Of the foregoing net operating and capital loss carryforward amount, approximately $288 million is subject to certain limitations and may not be currently utilized. The remaining $605 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,218 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split off from AT&T Corp. ("AT&T"). Of that amount, $629 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on its exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums ("TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in its deferred tax expense. However, Liberty would be required to make current federal income tax payments and may be required to make interest payments to the IRS. These payments could prove to be significant.

(11) STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2006, no shares of preferred stock were issued.

    COMMON STOCK

    Liberty's Capital Series A common stock and Interactive Series A common stock each has one vote per share, and its Capital Series B common stock and Interactive Series B common stock each has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group.

    As of December 31, 2006, there were 2.3 million and 1.5 million shares of Liberty Capital Series A common stock and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    As of December 31, 2006, there were 21.5 million and 7.5 million shares of Liberty Interactive Series A common stock and Series B common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    In addition to the Liberty Capital Series A and Series B common stock and the Liberty Interactive Series A and Series B common stock, there are 300 million and 1,500 million shares of Liberty Capital Series C and Liberty Interactive Series C common stock, respectively, authorized for issuance. As of December 31, 2006, no shares of either Series C common stock were issued or outstanding.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    Prior to the Restructuring, the Company retired the 10,000,000 shares of Liberty Series B common stock held in treasury and returned them to the status of authorized and available for issuance.

    PURCHASES OF COMMON STOCK

    During the period from May 10, 2006 to December 31, 2006, the Company repurchased 51.6 million shares of Liberty Interactive Series A common stock in the open market for aggregate cash consideration of $954 million. Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

    During the period from May 10, 2006 to December 31 2006, the Company sold put options on Liberty Capital Series A common stock and Liberty Interactive Series A common stock for aggregate cash proceeds of approximately $7 million. All such put options expired out of the money prior to December 31, 2006. The Company accounted for these put options pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Accordingly, the put options were recorded in derivative instrument liabilities at fair value and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations.

    During 2005, Liberty sold put options with respect to shares of its Series A common stock for net cash proceeds of $2 million. All such puts expired out of the money in 2006.

    During the year ended December 31, 2004, the Company acquired approximately
96.0 million shares of its Series B common stock from the estate and family of the late founder of Liberty's former parent in exchange for approximately
105.4 million shares of Liberty Series A common stock.

    On July 28, 2004, Liberty completed a transaction with Comcast pursuant to which Liberty repurchased 120.3 million shares of its Series A common stock (valued at $1,017 million) held by Comcast in exchange for 100% of the stock of Encore ICCP, Inc. ("Encore ICCP"), a wholly owned subsidiary of Liberty. At the time of the exchange, Encore ICCP held Liberty's 10% ownership interest in E! Entertainment Television, Liberty's 100% ownership interest in International Channel Networks, all of Liberty's rights, benefits and obligations under a TCI Music contribution agreement, and $547 million in cash. The transaction also resolved all litigation pending between Comcast and Liberty regarding the TCI Music contribution agreement, to which Comcast succeeded as part of its acquisition of AT&T Broadband in November of 2002. In connection with this transaction, Liberty recognized a pre-tax gain on disposition of assets of $387 million.

    During 2004, Liberty entered into zero-strike call spreads ("Z-Call") with respect to six million shares of its Series A common stock. Liberty net cash settled all of its Z-calls during the first quarter of 2005 for net cash proceeds of $63 million, which primarily represented the return of collateral posted by Liberty in 2004. Liberty accounts for the Z-Calls pursuant to Statement No. 150. Changes in the fair value of the Z-Calls are included in realized and unrealized gains (losses) on derivative instruments in the accompanying consolidated statement of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(12) TRANSACTIONS WITH OFFICERS AND DIRECTORS

    CHAIRMAN'S EMPLOYMENT AGREEMENT

    The Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2006 is $2.0 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($115,350 per month as of December 31, 2006). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at December 31, 2006 is $27.7 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Company's Chairman deferred a portion of his monthly compensation under his previous employment agreement with Tele-Communications, Inc. ("TCI"). The Company assumed the obligation to pay that deferred compensation in connection with the TCI/AT&T Merger in 1999. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $15.7 million at December 31, 2006 and is included in other liabilities in the accompanying consolidated balance sheets, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

    OTHER

    In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owned an indirect interest in an entity that held certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Liberty Series A stock at the then fair market value. In addition, Liberty had the right to purchase, in exchange for Liberty Series A common stock, the common stock interests held by the officers at fair market value at any time. During 2001, two of the officers resigned their positions with the Company, and the Company purchased their respective interests in the subsidiary for the original purchase price plus 6% interest. In December 2005, Liberty redeemed all of the remaining shares of common stock of the subsidiary from the officers for aggregate cash proceeds of $80.

(13) STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

    LIBERTY--INCENTIVE PLANS

    Pursuant to the Liberty Media Corporation 2000 Incentive Plan, as amended from time to time (the "Liberty Incentive Plan"), the Company has granted to certain of its employees stock options,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

SARs and stock options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Capital and Liberty Interactive Series A and Series B common stock. The Liberty Incentive Plan provides for Awards to be made in respect of a maximum of 48 million shares of common stock of Liberty. Liberty issues new shares upon exercise of equity awards.

    On December 17, 2002, shareholders of the Company approved the Liberty Media Corporation 2002 Nonemployee Director Incentive Plan, as amended from time to time (the "NDIP"). Under the NDIP, the Liberty Board of Directors (the "Liberty Board") has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

    LIBERTY--GRANTS

    Awards granted pursuant to the Liberty Incentive Plan and the NDIP during 2004 through the Restructuring in 2006 are provided in the table below. The exercise prices in the table represent the exercise price on the date of grant and have not been adjusted for the effects of the LMI Spin Off, the DHC Spin Off or the Restructuring, as applicable.

                                                                                                                WEIGHTED
                                                                               WEIGHTED                          AVERAGE
                                                                   NUMBER OF   AVERAGE                            GRANT
        GRANT                                            GRANT      AWARDS     EXERCISE   VESTING               DATE FAIR
        YEAR                     GRANT GROUP              TYPE      GRANTED     PRICE      PERIOD      TERM       VALUE
        -----           ------------------------------  --------   ---------   --------   --------   --------   ---------
SERIES A AWARDS
2004                    Employees.....................    SARs     4,011,450    $ 8.45    5 years    10 years     $4.36
2004                    Non-employee directors........    SARs        66,000    $11.00     1 year    10 years     $5.84
2005                    Employees.....................  Options    9,076,750    $ 8.26    4 years     7 years     $2.34
2005                    Non-employee directors........    SARs        55,000    $10.36     1 year    10 years     $4.50
2006                    Employees.....................  Options    2,473,275    $ 8.24    4 years     7 years     $2.28
2006                    Non-employee directors........  Options      150,000    $ 8.70     1 year    10 years     $2.74

SERIES B AWARDS
2005                    Employees.....................  Options    1,800,000    $ 9.21    3 years    10 years     $4.67

    Subsequent to the Restructuring, Liberty granted 10,018,000 options to purchase Liberty Interactive Series A stock to officers and employees of certain of its subsidiaries. Such options had an estimated weighted average grant-date fair value of $4.94 per share.

    The estimated fair values of the options noted above are based on the Black-Scholes model. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the Treasury rate for bonds with the same expected term as the Award; (b) a 21% volatility factor; (c) the expected term of the Award; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    LIBERTY--OUTSTANDING AWARDS

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

                                                              LIBERTY                LIBERTY
                                                             SERIES A               SERIES B
                                                              COMMON                 COMMON
                                                               STOCK       WAEP       STOCK       WAEP
                                                             ---------   --------   ---------   --------
                                                                  (NUMBERS OF OPTIONS IN THOUSANDS)
Outstanding at January 1, 2006.............................    51,729     $ 9.23      29,965     $10.92
  Granted..................................................     2,623     $ 8.28          --
  Exercised................................................    (6,659)    $ 0.73          --
  Forfeited................................................      (117)    $18.69          --
  Converted to Liberty Capital and Liberty Interactive.....   (47,576)    $10.34     (29,965)    $10.92
                                                              -------                -------
Outstanding at December 31, 2006...........................        --                     --
                                                              =======                =======

                                                   LIBERTY CAPITAL                             LIBERTY INTERACTIVE
                                     -------------------------------------------   -------------------------------------------
                                     SERIES A               SERIES B               SERIES A               SERIES B
                                      COMMON                 COMMON                 COMMON                 COMMON
                                       STOCK       WAEP       STOCK       WAEP       STOCK       WAEP       STOCK       WAEP
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                 (NUMBERS OF OPTIONS IN THOUSANDS)
Outstanding at January 1, 2006.....       --                     --                     --                     --
  Converted from Liberty Series A
    and Series B...................    2,378     $ 94.62      1,498     $101.37     11,889      $21.48      7,491      $23.41
  Granted..........................       --                     --                 10,018      $18.04         --
  Exercised........................      (39)    $ 57.40         --                   (187)     $13.06         --
  Forfeited........................      (21)    $268.28         --                   (217)     $34.32         --
                                       -----                  -----                 ------                  -----
Outstanding at December 31, 2006...    2,318     $ 93.24      1,498     $101.37     21,503      $19.71      7,491      $23.41
                                       =====                  =====                 ======                  =====
Exercisable at December 31, 2006...    1,620     $100.33      1,438     $102.03      8,393      $22.59      7,191      $23.56
                                       =====                  =====                 ======                  =====

    The following table provides additional information about outstanding options to purchase Liberty common stock at December 31, 2006.

                          NO. OF                    WEIGHTED    AGGREGATE     NO. OF                    AGGREGATE
                        OUTSTANDING     WAEP OF      AVERAGE    INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                          OPTIONS     OUTSTANDING   REMAINING     VALUE       OPTIONS     EXERCISABLE     VALUE
                          (000'S)       OPTIONS       LIFE       (000'S)      (000'S)       OPTIONS      (000'S)
                        -----------   -----------   ---------   ---------   -----------   -----------   ---------
Capital Series A......      2,318       $ 93.24     5.0 years    $25,671       1,620        $100.33      $10,883
Capital Series B......      1,498       $101.37     4.4 years    $ 1,171       1,438        $102.03      $   390
Interactive Series
  A...................     21,503       $ 19.71     5.7 years    $60,413       8,393        $ 22.59      $11,942
Interactive Series
  B...................      7,491       $ 23.41     4.4 years    $   950       7,191        $ 23.56      $   317

    LIBERTY--EXERCISES

    The aggregate intrinsic value of all options exercised during the years ended December 31, 2006, 2005 and 2004 was $52 million, $109 million and $16 million, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    LIBERTY--RESTRICTED STOCK

    The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Liberty common stock held by certain officers and employees of the Company as of December 31, 2006 (numbers of shares in thousands).

                                                               NUMBER
                                                              OF SHARES     WAFV
                                                              ---------   --------
Liberty Capital Series A....................................     175       $90.17
Liberty Interactive Series A................................     747       $22.55

    The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2006, 2005 and 2004 was $30 million, $35 million and less than $1 million, respectively.

    QVC AWARDS

    QVC had a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price was generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. If the eligible participant elected the SAR feature of the Tandem Plan, the participant received 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it was attached at the exercise date. QVC applied fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms were ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. During the years ended December 31, 2006, 2005 and 2004, QVC received cash proceeds from the exercise of options aggregating $48 million, $46 million and $39 million, respectively. In 2005 and 2004, QVC also repurchased shares of common stock issued upon exercise of stock options in prior years. Cash payments aggregated $71 million and $168 million, respectively, for these repurchases.

    On August 14, 2006, QVC terminated the Tandem Plan and offered to exchange Liberty Interactive Share Units, as defined below, for all outstanding unvested QVC Awards as of September 30, 2006 (the "Exchange Offer"). At the time of the Exchange Offer, there were 150,234 outstanding options to purchase QVC common stock. Of those outstanding options, 70,168 were vested and exercisable and 80,066 were unvested. Each holder of unvested QVC options who accepted the Exchange Offer received Liberty Interactive Share Units in an amount equal to the in-the-money value of the exchanged QVC options divided by the closing market price of Liberty Interactive Series A common stock on the trading day preceding commencement of the Exchange Offer. Liberty Interactive Share Units vest on the same vesting schedule as the unvested QVC Awards and represent the right to receive a cash payment equal to the value of Liberty Interactive common stock on the vesting date. All unvested QVC Awards were exchanged for approximately 2,348,000 Liberty Interactive Share Units. Liberty accounted for the Exchange Offer as a settlement of the outstanding unvested QVC Awards. The difference between the fair value of the Liberty Interactive Share Units and the fair value of unvested QVC Awards has been reflected as a reduction to stock-based compensation in the accompanying consolidated statement of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    Also on August 14, 2006, a subsidiary of Liberty offered to purchase for cash all outstanding shares of QVC common stock owned by officers and employees of QVC and all vested QVC Awards (the "Tender Offer"). Officers and employees of QVC owned 54,973 shares or 1.09% of QVC common stock at the time of the Tender Offer. The Exchange Offer and the Tender Offer both expired on September 30, 2006. All vested QVC Awards and 49,575 outstanding shares of QVC common stock were tendered as of September 30, 2006 resulting in cash payments aggregating approximately $258 million. The remaining 5,398 shares of QVC common stock were redeemed subsequent to September 30, 2006 for additional aggregate cash payments of approximately $17 million. Liberty accounted for the cash paid for outstanding shares of QVC common stock as the acquisition of a minority interest. The difference between the cash paid and the carrying value of the minority interest was allocated to intangible assets using a purchase accounting model. The cash paid for vested options was less than the carrying value of the related liability. Such difference has been reflected as a reduction to stock-based compensation in the accompanying consolidated statement of operations. The aggregate credit to stock-based compensation for the Exchange Offer and the Tender Offer was $24 million. Subsequent to the completion of the foregoing transactions, Liberty owns 100% of the equity of QVC.

    STARZ ENTERTAINMENT

    Starz Entertainment has outstanding Phantom Stock Appreciation Rights ("PSARS") held by its former chief executive officer. Such PSARs are fully vested and expire on October 17, 2011, and Starz Entertainment has accrued
$130 million as of December 31, 2006 related to the PSARs. Such amount is payable in cash, Liberty common stock or a combination thereof. In
December 2005, Starz Entertainment terminated a second PSAR plan for certain of its other executive officers and made cash payments aggregating $7 million upon termination.

    OTHER

    Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(14) EMPLOYEE BENEFIT PLANS

    Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $30 million, $22 million and $22 million for the years ended
December 31, 2006, 2005 and 2004, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(15) OTHER COMPREHENSIVE EARNINGS (LOSS)

    Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on AFS securities.

    The change in the components of accumulated other comprehensive earnings
(loss), net of taxes, is summarized as follows:

                                                                                           ACCUMULATED
                                                            FOREIGN       UNREALIZED          OTHER
                                                           CURRENCY        HOLDING        COMPREHENSIVE
                                                          TRANSLATION   GAINS (LOSSES)   EARNINGS (LOSS),
                                                          ADJUSTMENTS   ON SECURITIES      NET OF TAXES
                                                          -----------   --------------   ----------------
                                                                       (AMOUNTS IN MILLIONS)
Balance at January 1, 2004..............................     $(286)          3,519            3,233
  Other comprehensive earnings..........................        20           1,004            1,024
  Contribution to LMI...................................        --             (51)             (51)
  Other activity........................................         9              (9)              --
                                                             -----          ------            -----
Balance at December 31, 2004............................      (257)          4,463            4,206
  Other comprehensive earnings (loss)...................       307          (1,101)            (794)
                                                             -----          ------            -----
Balance at December 31, 2005............................        50           3,362            3,412
  Other comprehensive earnings..........................       111           2,420            2,531
                                                             -----          ------            -----
Balance at December 31, 2006............................     $ 161           5,782            5,943
                                                             =====          ======            =====

    Included in Liberty's accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevision, S.A. ("Cablevision"), a former equity method investment of Liberty, and $186 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment of Liberty. In the first quarter of 2005, Liberty disposed of its interests in Cablevision and Telewest. Accordingly, Liberty recognized in its statement of operations $488 million of foreign currency translation losses (before income tax benefits) related to Cablevision and Telewest that were previously included in accumulated other comprehensive earnings (loss).

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

                                                                              TAX      NET-OF-
                                                              BEFORE-TAX   (EXPENSE)     TAX
                                                                AMOUNT      BENEFIT     AMOUNT
                                                              ----------   ---------   --------
                                                                    (AMOUNTS IN MILLIONS)
Year ended December 31, 2006:
Foreign currency translation adjustments....................    $   179        (68)        111
Unrealized holding gains on securities arising during
  period....................................................      4,202     (1,597)      2,605
Reclassification adjustment for holding gains realized in
  net loss..................................................       (298)       113        (185)
                                                                -------     ------      ------
  Other comprehensive earnings..............................    $ 4,083     (1,552)      2,531
                                                                =======     ======      ======
Year ended December 31, 2005:
Foreign currency translation adjustments....................    $    (8)         3          (5)
Reclassification adjustment for currency losses realized in
  net earnings..............................................        503       (191)        312
Unrealized holding losses on securities arising during
  period....................................................     (1,808)       687      (1,121)
Reclassification adjustment for holding gains realized in
  net earnings..............................................        350       (133)        217
Reclass unrealized gain on AFS security.....................       (318)       121        (197)
                                                                -------     ------      ------
  Other comprehensive loss..................................    $(1,281)       487        (794)
                                                                =======     ======      ======
Year ended December 31, 2004:
Foreign currency translation adjustments....................    $    33        (13)         20
Unrealized holding losses on securities arising during
  period....................................................      2,443       (953)      1,490
Reclassification adjustment for holding gains realized in
  net earnings..............................................       (797)       311        (486)
                                                                -------     ------      ------
  Other comprehensive earnings..............................    $ 1,679       (655)      1,024
                                                                =======     ======      ======

(16) TRANSACTIONS WITH RELATED PARTIES

    Starz Entertainment pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $69 million, $84 million and $99 million in 2006, 2005 and 2004, respectively.

(17) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at December 31, 2006 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2006 is payable as follows: $110 million in 2007; $9 million in 2008; and $8 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

These amounts have not been accrued at December 31, 2006. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $538 million in 2007; $148 million in 2008; $93 million in 2009; $87 million in 2010;
$31 million in 2011 and $67 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution through 2006. Films are generally available to Starz Entertainment for exhibition
10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, Starz Entertainment's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At December 31, 2006, Liberty's guarantees for obligations for films released by such date aggregated $695 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    OPERATING LEASES

    Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $32 million, $33 million and $39 million for the years ended December 31, 2006, 2005 and 2004, respectively.

    A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2006 follows (amounts in millions):

Years ending December 31:
2007.......................................................    $28
2008.......................................................    $24
2009.......................................................    $21
2010.......................................................    $16
2011.......................................................    $13
Thereafter.................................................    $31

    It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2006.

    LITIGATION

    Liberty has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

    OTHER

    During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty was a subsidiary of AT&T, Liberty recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty's split off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $670 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability.

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with Liberty's split off from AT&T, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return ("TCI NOLs") that had not been used as an

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was made for AT&T's March 2006 request.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(18) INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

    Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Upon completion of the Restructuring and the issuance of its tracking stocks, Liberty attributed its businesses to one of two groups: the Interactive Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

    Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as subscriber growth and penetration, as appropriate.

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

    For the year ended December 31, 2006, Liberty has identified the following consolidated subsidiaries as its reportable segments:

    - QVC--consolidated subsidiary included in the Interactive Group that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - Starz Entertainment--consolidated subsidiary included in the Capital Group that provides premium programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

PERFORMANCE MEASURES

                                                              YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 2006                   2005                   2004
                                         --------------------   --------------------   --------------------
                                                    OPERATING              OPERATING              OPERATING
                                         REVENUE    CASH FLOW   REVENUE    CASH FLOW   REVENUE    CASH FLOW
                                         --------   ---------   --------   ---------   --------   ---------
                                                               (AMOUNTS IN MILLIONS)
Interactive Group
  QVC..................................   $7,074      1,656      6,501       1,422      5,687       1,230
  Corporate and other..................      252         24         --          (5)        --          (6)
                                          ------      -----      -----       -----      -----       -----
                                           7,326      1,680      6,501       1,417      5,687       1,224
                                          ------      -----      -----       -----      -----       -----
Capital Group
  Starz Entertainment..................    1,033        186      1,004         171        963         239
  Corporate and other..................      254        (83)       141         (47)        93         (72)
                                          ------      -----      -----       -----      -----       -----
                                           1,287        103      1,145         124      1,056         167
                                          ------      -----      -----       -----      -----       -----
  Consolidated Liberty.................   $8,613      1,783      7,646       1,541      6,743       1,391
                                          ======      =====      =====       =====      =====       =====

BALANCE SHEET INFORMATION

                                                                          DECEMBER 31,
                                                       ---------------------------------------------------
                                                                 2006                       2005
                                                       ------------------------   ------------------------
                                                        TOTAL      INVESTMENTS     TOTAL      INVESTMENTS
                                                        ASSETS    IN AFFILIATES    ASSETS    IN AFFILIATES
                                                       --------   -------------   --------   -------------
                                                                      (AMOUNTS IN MILLIONS)
Interactive Group
  QVC................................................  $19,100          104        15,615            2
  Corporate and other................................    5,661        1,254         4,585        1,227
  Intragroup elimination.............................   (4,941)          --        (1,849)          --
                                                       -------        -----        ------        -----
                                                        19,820        1,358        18,351        1,229
                                                       -------        -----        ------        -----
Capital Group
  Starz Entertainment................................    2,825           --         2,966           45
  Corporate and other................................   24,512          484        20,268          634
  Assets of discontinued operations..................      512           --           516           --
                                                       -------        -----        ------        -----
                                                        27,849          484        23,750          679
                                                       -------        -----        ------        -----
  Intergroup eliminations............................      (31)          --          (136)          --
                                                       -------        -----        ------        -----
  Consolidated Liberty...............................  $47,638        1,842        41,965        1,908
                                                       =======        =====        ======        =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    The following table provides a reconciliation of segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interest:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
Consolidated segment operating cash flow....................   $1,783     1,541       1,391
Stock-based compensation....................................      (67)      (52)        (98)
Litigation settlement.......................................       --        --          42
Depreciation and amortization...............................     (582)     (545)       (547)
Impairment of long-lived assets.............................     (113)       --          --
Interest expense............................................     (680)     (626)       (619)
Realized and unrealized gains (losses) on derivative
  instruments, net..........................................     (279)      257      (1,284)
Gains (losses) on dispositions, net.........................      607      (361)      1,411
Nontemporary declines in fair value of investments..........       (4)     (449)       (129)
Other, net..................................................      323       117         119
                                                               ------     -----      ------
Earnings (loss) from continuing operations before income
  taxes and minority interest...............................   $  988      (118)        286
                                                               ======     =====      ======

REVENUE BY GEOGRAPHIC AREA

    Revenue by geographic area based on the location of customers is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                  (AMOUNTS IN MILLIONS)
United States...............................................   $6,504     5,784      5,194
Germany.....................................................      848       781        643
Other foreign countries.....................................    1,261     1,081        906
                                                               ------     -----      -----
Consolidated Liberty........................................   $8,613     7,646      6,743
                                                               ======     =====      =====

LONG-LIVED ASSETS BY GEOGRAPHIC AREA

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
United States...............................................   $  678      586
Germany.....................................................      119      204
Other foreign countries.....................................      349      156
                                                               ------      ---
Consolidated Liberty........................................   $1,146      946
                                                               ======      ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                1ST        2ND        3RD        4TH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
                                                                        (AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS)
2006:
  Revenue...................................................   $1,901     2,025      2,016      2,671
                                                               ======     =====      =====      =====
  Operating income..........................................   $  224       257        236        304
                                                               ======     =====      =====      =====
  Earnings from continuing operations.......................   $   69       482         63         95
                                                               ======     =====      =====      =====
  Net earnings (loss):
    Series A and Series B common stock......................   $  (26)      120         --         --
                                                               ======     =====      =====      =====
    Capital Group common stock..............................   $   --       269        (51)        42
                                                               ======     =====      =====      =====
    Interactive Group common stock..........................   $   --        89        114        283
                                                               ======     =====      =====      =====
  Basic and diluted earnings (loss) from continuing
  operations per common share:
    Series A and Series B common stock......................   $  .02       .04         --         --
                                                               ======     =====      =====      =====
    Liberty Capital common stock............................   $   --      1.94       (.36)     (1.34)
                                                               ======     =====      =====      =====
    Liberty Interactive common stock........................   $   --       .13        .17        .43
                                                               ======     =====      =====      =====
  Basic and diluted net earnings (loss) per common share:
    Series A and Series B common stock......................   $ (.01)      .04         --         --
                                                               ======     =====      =====      =====
    Liberty Capital common stock............................   $   --      1.92       (.36)       .30
                                                               ======     =====      =====      =====
    Liberty Interactive common stock........................   $   --       .13        .17        .43
                                                               ======     =====      =====      =====

2005:
  Revenue...................................................   $1,742     1,760      1,772      2,372
                                                               ======     =====      =====      =====
  Operating income..........................................   $  215       197        189        343
                                                               ======     =====      =====      =====
  Earnings (loss) from continuing operations................   $  245      (123)       (86)       (79)
                                                               ======     =====      =====      =====
  Net earnings (loss).......................................   $  254      (107)       (94)       (86)
                                                               ======     =====      =====      =====
  Basic and diluted earnings (loss) from continuing
  operations per common shares..............................   $  .09      (.05)      (.03)      (.03)
                                                               ======     =====      =====      =====
  Basic and diluted net earnings (loss) per common share....   $  .09      (.04)      (.03)      (.03)
                                                               ======     =====      =====      =====

                                   PART III.

    The following required information is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Shareholders presently scheduled to be held in the second quarter of 2007:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
  INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    We will file our definitive proxy statement for our 2007 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2007.

                                     III-1

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) FINANCIAL STATEMENTS

                                                              PAGE NO.
Included in Part II of this Report:                           ---------
Liberty Media Corporation:
  Report of Independent Registered Public Accounting Firm...    II-36
  Consolidated Balance Sheets, December 31, 2006 and 2005...    II-37
  Consolidated Statements of Operations, Years ended
    December 31, 2006, 2005 and 2004........................    II-39
  Consolidated Statements of Comprehensive Earnings (Loss),
    Years ended December 31, 2006, 2005 and 2004............    II-40
  Consolidated Statements of Cash Flows, Years Ended
    December 31, 2006, 2005 and 2004........................    II-41
  Consolidated Statements of Stockholders' Equity, Years
    ended December 31, 2006, 2005 and 2004..................    II-42
  Notes to Consolidated Financial Statements, December 31,
    2006, 2005 and 2004.....................................    II-43

(a) (2) FINANCIAL STATEMENT SCHEDULES

    (i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a) (3) EXHIBITS

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                         3--Articles of Incorporation and Bylaws:

 3.1    Restated Certificate of Incorporation of Liberty Media
        Corporation ("Liberty"), dated May 9, 2006 (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of Liberty (File No. 000-51990) as filed on May 9,
        2006 (the "Form 8-A")).

 3.2 Bylaws of Liberty, as adopted May 9, 2006 (incorporated by reference to Exhibit 2 of the Form 8-A).

4--Instruments Defining the Rights of Securities Holders, including
                                                      Indentures:

 4.1    Specimen certificate for shares of the Registrant's Liberty
        Interactive Series A common stock, par value $.01 per share
        (incorporated by reference to Exhibit 4.1 to Liberty's
        Current Report on Form 8-K (File No. 000-51990), filed on
        May 9, 2006 (the "May 2006 8-K")).

 4.2    Specimen certificate for shares of the Registrant's Liberty
        Interactive Series B common stock, par value $.01 per share
        (incorporated by reference to Exhibit 4.2 to the May 2006
        8-K).

 4.3    Specimen certificate for shares of the Registrant's Liberty
        Capital Series A common stock, par value $.01 per share
        (incorporated by reference to Exhibit 4.3 to the May 2006
        8-K).

 4.4    Specimen certificate for shares of the Registrant's Liberty
        Capital Series B common stock, par value $.01 per share
        (incorporated by reference to Exhibit 4.4 to the May 2006
        8-K).

                                          10--Material Contracts:

10.1    Inter-Group Agreement dated as of March 9, 1999, between
        AT&T Corp. and Liberty Media LLC ("Old Liberty"), Liberty
        Media Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of
        Old Liberty (File No. 333-86491) as filed on September 3,
        1999, the "Old Liberty S-4 Registration Statement").

10.2    Ninth Supplement to Inter-Group Agreement dated as of
        June 14, 2001, between and among AT&T Corp., on the one hand, and Old Liberty, Liberty Media Group LLC, AGI LLC,
        Liberty SP, Inc., LMC Interactive, Inc. and Liberty
        AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of
        Old Liberty (File No. 333-66034) as filed on July 27, 2001).

10.3    Intercompany Agreement dated as of March 9, 1999, between
        Old Liberty and AT&T Corp. (incorporated by reference to
        Exhibit 10.3 to the Old Liberty S-4 Registration Statement).

10.4 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc.,
        Liberty Ventures Group LLC, Liberty Media Group LLC, TCI
        Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Old Liberty S-4
        Registration Statement).

10.5    First Amendment to Tax Sharing Agreement dated as of
        May 28, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Old Liberty S-4 Registration Statement).

10.6    Second Amendment to Tax Sharing Agreement dated as of
        September 24, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of
        Old Liberty (File No. 333-93917) as filed on December 30,
        1999 (the "Old Liberty S-1 Registration Statement")).

10.7    Third Amendment to Tax Sharing Agreement dated as of
        October 20, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Old Liberty S-l Registration Statement).

10.8    Fourth Amendment to Tax Sharing Agreement dated as of
        October 28, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Old Liberty S-l Registration Statement).

10.9    Fifth Amendment to Tax Sharing Agreement dated as of
        December 6, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Old Liberty S-l Registration Statement).

10.10   Sixth Amendment to Tax Sharing Agreement dated as of
        December 10, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty

        Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof
        (incorporated by reference to Exhibit 10.10 to the Old
        Liberty S-l Registration Statement).

10.11   Seventh Amendment to Tax Sharing Agreement dated as of
        December 30, 1999, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Old Liberty S-l Registration
        Statement).

10.12   Eighth Amendment to Tax Sharing Agreement dated as of
        July 25, 2000, by and among AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of
        Old Liberty (File No. 333-55998) as filed on February 21,
        2001).

10.13   Instrument dated January 14, 2000, adding The Associated
        Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated
        Group, Inc., AT&T Corp., Old Liberty,
        Tele-Communications, Inc., Liberty Ventures Group LLC,
        Liberty Media Group LLC, TCI Starz, Inc., TCI CT
        Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Old Liberty S-1 Registration
        Statement).

10.14   Restated and Amended Employment Agreement dated November 1,
        1992, between Tele-Communications, Inc. and John C. Malone
        (assumed by Old Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Old Liberty and John C. Malone
        (collectively, the "Malone Employment Agreement")
        (incorporated by reference to Exhibit 10.6 to the Old
        Liberty S-4 Registration Statement).

10.15   Second Amendment to Malone Employment Agreement effective
        January 1, 2003 (incorporated by reference to Exhibit 10.15 to Old Liberty's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-16615) as filed on
        March 15, 2004 (the "Old Liberty 2003 10-K")).

10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000
        Incentive Plan").*

10.17   Liberty Media Corporation 2007 Incentive Plan (the "2007
        Incentive Plan").*

10.18   Form of Non-Qualified Stock Option Agreement under the 2000
        Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Old
        Liberty for the quarter ended March 31, 2006 (File
        No. 001-16615) as filed on May 8, 2006 (the "Old Liberty
        10-Q")).

10.19   Form of Non-Qualified Stock Option Agreement under the 2000
        Incentive Plan and the 2007 Incentive Plan [for all other award recipients] (incorporated by reference to Exhibit 10.3 of the Old Liberty 10-Q).

10.20   Form of Restricted Stock Award Agreement under the 2000
        Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.4 to the Old Liberty 10-Q).

10.21   Form of Stock Appreciation Rights Agreement under the 2000
        Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Old Liberty for the year ended December 31,
        2004 (File No. 001-16615) as filed on March 15, 2005 (the
        "Old Liberty 2005 10-K")).

10.22   Liberty Media Corporation 2002 Nonemployee Director
        Incentive Plan (As Amended and Restated Effective May 9,
        2006) (the "Director Plan") (incorporated by reference to
        Exhibit 10.2 to the May 2006 8-K).

10.23   Form of Stock Appreciation Rights Agreement under the
        Director Plan (incorporated by reference to Exhibit 10.21 to the Old Liberty 2005 10-K).

10.24   Liberty Media Corporation 2006 Deferred Compensation Plan
        (incorporated by reference to Exhibit 99.1 to Liberty's
        Current Report on Form 8-K (File No. 000-51990) as filed on
        January 5, 2007).

10.25   Letter Agreement, dated as of May 8, 2003, between Robert R.
        Bennett and Old Liberty regarding Mr. Bennett's personal use of Liberty's aircraft (incorporated by reference to Exhibit 10.19 to the Old Liberty 2003 10-K).

10.26 Time Sharing Agreement regarding personal use of Liberty's aircraft, dated as of March 29, 2005, between Robert R.
        Bennett and Old Liberty (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Old
        Liberty for the period ended March 31, 2005 (File
        No. 001-16615) as filed on May 9, 2005 (the "Liberty First
        Quarter 2005 10-Q").

10.27 Letter Agreement regarding personal use of Liberty's aircraft, dated as of May 4, 2005, between Robert R. Bennett and Old Liberty (incorporated by reference to Exhibit 10.2 to the Liberty First Quarter 2005 10-Q).

10.28   Employment Agreement, dated as of December 28, 2005, between
        Old Liberty and Mr. Bennett (incorporated by reference to
        Exhibit 99.1 to Old Liberty's Current Report on Form 8-K
        (File No. 001-16615) as filed on December 30, 2005 (the "Old
        Liberty December 2005 8-K")).

10.29 Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Old Liberty and
        Mr. Bennett (incorporated by reference to Exhibit 99.2 to the Old Liberty December 2005 8-K).

10.30 Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Old Liberty
        (incorporated by reference to Exhibit 99.3 to the Old
        Liberty December 2005 8-K).

10.31 Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.4 to the Old Liberty December 2005
        8-K).

10.32   Call Agreement, dated as of February 9, 1998 (the "Call
        Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 7(n) to
        Mr. Malone's Amendment No. 8 to Schedule 13D filed in respect of Tele-Communications, Inc. on February 19, 1998
        (File No. 005-44063)).

10.33   Letter, dated as of March 5, 1999, from
        Tele-Communications, Inc. and Old Liberty addressed to
        Mr. Malone and Leslie Malone relating to the Call Agreement
        (incorporated by reference to Exhibit 7(f) to Mr. Malone's
        Schedule 13D filed in respect of AT&T on March 30, 1999
        (File No. 005-32542)).

10.34 $3,500,000,000 Credit Agreement, dated as of March 3, 2006, among QVC, Inc., as Borrower; the Lenders party hereto; JP
        Morgan Chase Bank, N.A., as Administrative Agent; and
        Wachovia Capital Markets, LLC, as Syndication Agent (the
        "March 2006 Credit Agreement") (incorporated by reference to
        Exhibit 10.1 to the Old Liberty 10-Q).

10.35   Amendment dated October 4, 2006 to the March 2006 Credit
        Agreement (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on October 10, 2006 (the "October 2006 8-K")).

10.36 $1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent,
        Bank of America N.A. and J.P. Morgan Securities Inc., as
        Syndication Agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).

10.37 Form of Indemnification Agreement between Liberty and its executive officers/directors.*

10.38 Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News
        Agreement").*

10.39 Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is Exhibit A-I to the News Agreement).*

21      Subsidiaries of Liberty Media Corporation.*

23      Consent of KPMG LLP.*

31.1    Rule 13a-14(a)/15d--14(a) Certification.*

31.2    Rule 13a-14(a)/15d--14(a) Certification.*

31.3    Rule 13a-14(a)/15d--14(a) Certification.*

32      Section 1350 Certification.*

99.1    Unaudited Attributed Financial Information for Tracking
        Stock Groups.*

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LIBERTY MEDIA CORPORATION

                                               By:                /s/ GREGORY B. MAFFEI
                                                    ------------------------------------------------
                                                                    Gregory B. Maffei
DATED: MARCH 1, 2007                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                    TITLE                       DATE
---------------------------------------------  --------------------------------------  -------------
             /s/ JOHN C. MALONE
    ------------------------------------       Chairman of the Board and Director      March 1, 2007
               John C. Malone

            /s/ GREGORY B. MAFFEI
    ------------------------------------       Director, Chief Executive Officer and   March 1, 2007
              Gregory B. Maffei                  President

            /s/ ROBERT R. BENNETT
    ------------------------------------       Director                                March 1, 2007
              Robert R. Bennett

             /s/ DONNE F. FISHER
    ------------------------------------       Director                                March 1, 2007
               Donne F. Fisher

              /s/ PAUL A. GOULD
    ------------------------------------       Director                                March 1, 2007
                Paul A. Gould

             /s/ DAVID E. RAPLEY
    ------------------------------------       Director                                March 1, 2007
               David E. Rapley

            /s/ M. LAVOY ROBISON
    ------------------------------------       Director                                March 1, 2007
              M. LaVoy Robison

            /s/ LARRY E. ROMRELL
    ------------------------------------       Director                                March 1, 2007
              Larry E. Romrell

           /s/ DAVID J.A. FLOWERS
    ------------------------------------       Senior Vice President and Treasurer     March 1, 2007
             David J.A. Flowers                  (Principal Financial Officer)

          /s/ CHRISTOPHER W. SHEAN
    ------------------------------------       Senior Vice President and Controller    March 1, 2007
            Christopher W. Shean                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3--Articles of Incorporation and Bylaws:

    3.1 Restated Certificate of Incorporation of Liberty Media Corporation ("Liberty"), dated May 9, 2006 (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of Liberty (File No. 000-51990) as filed on May 9, 2006 (the "Form 8-A")).

    3.2 Bylaws of Liberty, as adopted May 9, 2006 (incorporated by reference to Exhibit 2 of the Form 8-A).

4--Instruments Defining the Rights of Securities Holders, including Indentures:

    4.1 Specimen certificate for shares of the Registrant's Liberty Interactive Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Liberty's Current Report on Form 8-K (File No. 000-51990), filed on May 9, 2006 (the "May 2006 8-K")).

    4.2 Specimen certificate for shares of the Registrant's Liberty Interactive Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the May 2006 8-K).

    4.3 Specimen certificate for shares of the Registrant's Liberty Capital Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the May 2006 8-K).

    4.4 Specimen certificate for shares of the Registrant's Liberty Capital Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the May 2006 8-K).

10--Material Contracts:

    10.1 Inter-Group Agreement dated as of March 9, 1999, between AT&T Corp. and Liberty Media LLC ("Old Liberty"), Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old Liberty (File No. 333-86491) as filed on September 3, 1999, the "Old Liberty S-4 Registration Statement").

    10.2 Ninth Supplement to Inter-Group Agreement dated as of June 14, 2001, between and among AT&T Corp., on the one hand, and Old Liberty, Liberty Media Group LLC, AGI LLC, Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of Old Liberty (File No. 333-66034) as filed on July 27, 2001).

    10.3 Intercompany Agreement dated as of March 9, 1999, between Old Liberty and AT&T Corp. (incorporated by reference to Exhibit 10.3 to the Old Liberty S-4 Registration Statement).

    10.4 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Old Liberty S-4 Registration Statement).

    10.5 First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Old Liberty S-4 Registration Statement).

    10.6 Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Old Liberty (File No. 333-93917) as filed on December 30, 1999 (the "Old Liberty S-1 Registration Statement")).

    10.7 Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Old Liberty S-l Registration Statement).

    10.8 Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Old Liberty S-l Registration Statement).

    10.9 Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Old Liberty S-l Registration Statement).

    10.10 Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Old Liberty S-l Registration Statement).

    10.11 Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Old Liberty S-l Registration Statement).

    10.12 Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Old Liberty (File No. 333-55998) as filed on February 21, 2001).

    10.13 Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Old Liberty S-1 Registration Statement).

    10.14 Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Old Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Old Liberty and John C. Malone (collectively, the "Malone Employment Agreement") (incorporated by reference to Exhibit 10.6 to the Old Liberty S-4 Registration Statement).

    10.15 Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to Old Liberty's Annual Report on Form 10-K for the year ended December 31, 2003 (File
       No. 001-16615) as filed on March 15, 2004 (the "Old Liberty 2003 10-K")).

    10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan").*

    10.17 Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan").*

    10.18 Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Old Liberty for the quarter ended March 31, 2006 (File No. 001-16615) as filed on May 8, 2006 (the "Old Liberty 10-Q")).

    10.19 Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for all other award recipients] (incorporated by reference to Exhibit 10.3 of the Old Liberty 10-Q).

    10.20 Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.4 to the Old Liberty 10-Q).

    10.21 Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Old Liberty for the year ended December 31, 2004 (File No. 001-16615) as filed on March 15, 2005 (the "Old Liberty 2005 10-K")).

    10.22 Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective May 9, 2006) (the "Director Plan") (incorporated by reference to Exhibit 10.2 to the May 2006 8-K).

    10.23 Form of Stock Appreciation Rights Agreement under the Director Plan (incorporated by reference to Exhibit 10.21 to the Old Liberty 2005 10-K).

    10.24 Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).

    10.25 Letter Agreement, dated as of May 8, 2003, between Robert R. Bennett and Old Liberty regarding Mr. Bennett's personal use of Liberty's aircraft (incorporated by reference to Exhibit 10.19 to the Old Liberty 2003 10-K).

    10.26 Time Sharing Agreement regarding personal use of Liberty's aircraft, dated as of March 29, 2005, between Robert R. Bennett and Old Liberty (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Old Liberty for the period ended March 31, 2005 (File
       No. 001-16615) as filed on May 9, 2005 (the "Liberty First Quarter 2005 10-Q").

    10.27 Letter Agreement regarding personal use of Liberty's aircraft, dated as of May 4, 2005, between Robert R. Bennett and Old Liberty (incorporated by reference to Exhibit 10.2 to the Liberty First Quarter 2005 10-Q).

    10.28 Employment Agreement, dated as of December 28, 2005, between Old Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.1 to Old Liberty's Current Report on Form 8-K (File No. 001-16615) as filed on December 30, 2005 (the "Old Liberty December 2005 8-K")).

    10.29 Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Old Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.2 to the Old Liberty December 2005 8-K).

    10.30 Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.3 to the Old Liberty December 2005 8-K).

    10.31 Deferred Compensation Agreement, dated as of July 1, 2005, between
       Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.4 to the Old Liberty December 2005 8-K).

    10.32 Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 7(n) to Mr. Malone's Amendment No. 8 to
       Schedule 13D filed in respect of Tele-Communications, Inc. on February 19, 1998 (File No. 005-44063)).

    10.33 Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 7(f) to
       Mr. Malone's Schedule 13D filed in respect of AT&T on March 30, 1999 (File No. 005-32542)).

    10.34 $3,500,000,000 Credit Agreement, dated as of March 3, 2006, among QVC, Inc., as Borrower; the Lenders party hereto; JP Morgan Chase Bank, N.A., as Administrative Agent; and Wachovia Capital Markets, LLC, as Syndication Agent (the "March 2006 Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Old Liberty 10-Q).

    10.35 Amendment dated October 4, 2006 to the March 2006 Credit Agreement (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on October 10, 2006 (the
       "October 2006 8-K")).

    10.36 $1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent, Bank of America N.A. and J.P. Morgan Securities Inc., as Syndication Agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).

    10.37 Form of Indemnification Agreement between Liberty and its executive officers/directors.*

    10.38 Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News Agreement").*

    10.39 Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is Exhibit A-I to the News Agreement).*

21--Subsidiaries of Liberty Media Corporation.*

23--Consent of KPMG LLP.*

31.1 Rule 13a-14(a)/15d--14(a) Certification.*

31.2 Rule 13a-14(a)/15d--14(a) Certification.*

31.3 Rule 13a-14(a)/15d--14(a) Certification.*

32  Section 1350 Certification.*

99.1 Unaudited Attributed Financial Information for Tracking Stock Groups.*

------------------------

*   Filed herewith.