Form 10-Q
period 2007-06-30
LIBERTY MEDIA CORP
filed 2007-08-08
CIK 1355096

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2007 was:

           Series A Liberty Capital common stock 123,140,940 shares;
            Series B Liberty Capital common stock 5,988,020 shares;
       Series A Liberty Interactive common stock 602,175,656 shares; and
          Series B Liberty Interactive common stock 29,941,436 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2007          2006
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 3,194        3,107
  Trade and other receivables, net..........................     1,183        1,276
  Inventory, net............................................       862          831
  Program rights............................................       564          531
  Financial instruments (note 11)...........................       174          239
  Other current assets......................................       122          233
  Assets of discontinued operations (note 7)................        --          512
                                                               -------       ------
    Total current assets....................................     6,099        6,729
                                                               -------       ------
Investments in available-for-sale securities and other cost
  investments, including $1,361 million and $1,482 million
  pledged as collateral for share borrowing arrangements
  (note 8)..................................................    20,177       21,622
Long-term financial instruments (note 11)...................     1,091        1,340
Investments in affiliates, accounted for using the equity
  method....................................................     1,796        1,842
Investment in special purpose entity (note 9)...............       750           --

Property and equipment, at cost.............................     1,756        1,531
Accumulated depreciation....................................      (459)        (385)
                                                               -------       ------
                                                                 1,297        1,146
                                                               -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 10)........................................     7,899        7,588
  Trademarks................................................     2,491        2,471
  Other.....................................................       171           --
                                                               -------       ------
                                                                10,561       10,059
                                                               -------       ------

Intangible assets subject to amortization, net..............     3,998        3,910
Other assets, net (note 9)..................................     1,805          990
                                                               -------       ------
    Total assets............................................   $47,574       47,638
                                                               =======       ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2007          2006
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    434           508
  Accrued interest..........................................       141           214
  Other accrued liabilities.................................     1,001         1,035
  Financial instruments (note 11)...........................     1,365         1,484
  Current portion of debt (note 12).........................       220           114
  Other current liabilities.................................       281           113
  Liabilities of discontinued operations (note 7)...........        --           101
                                                              --------       -------
    Total current liabilities...............................     3,442         3,569
                                                              --------       -------
Long-term debt (including $4,171 million measured at fair
  value at June 30, 2007) (note 12).........................    11,645         8,909
Long-term financial instruments (note 11)...................       131         1,706
Deferred income tax liabilities.............................     8,975         9,661
Other liabilities...........................................     1,465         1,870
                                                              --------       -------
    Total liabilities.......................................    25,658        25,715
                                                              --------       -------
Minority interests in equity of subsidiaries (note 9).......       892           290
Stockholders' equity (note 14):
  Preferred stock, $.01 par value. Authorized
    50,000,000 shares; no shares issued.....................        --            --
  Series A Liberty Capital common stock, $.01 par value.
    Authorized 400,000,000 shares; issued and outstanding
    123,110,645 shares at June 30, 2007 and
    134,503,165 shares at December 31, 2006.................         1             1
  Series B Liberty Capital common stock, $.01 par value.
    Authorized 25,000,000 shares; issued and outstanding
    5,998,020 shares at June 30, 2007 and 6,014,680 shares
    at December 31, 2006....................................        --            --
  Series A Liberty Interactive common stock, $.01 par value.
    Authorized 2,000,000,000 shares; issued and outstanding
    603,298,421 shares at June 30, 2007 and
    623,061,760 shares at December 31, 2006.................         6             6
  Series B Liberty Interactive common stock, $.01 par value.
    Authorized 125,000,000 shares; issued and outstanding
    29,944,850 shares at June 30, 2007 and
    29,971,039 shares at December 31, 2006..................        --            --
  Additional paid-in capital................................    26,324        28,112
  Accumulated other comprehensive earnings, net of taxes....     5,531         5,952
  Accumulated deficit.......................................   (10,838)      (12,438)
                                                              --------       -------
    Total stockholders' equity..............................    21,024        21,633
                                                              --------       -------
Commitments and contingencies (note 15)
    Total liabilities and stockholders' equity..............  $ 47,574        47,638
                                                              ========       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net retail sales..........................................   $1,791     1,715      3,562      3,323
  Communications and programming services...................      402       310        754        603
                                                               ------     -----      -----      -----
                                                                2,193     2,025      4,316      3,926
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales.............................................    1,112     1,054      2,222      2,054
  Operating.................................................      434       361        818        706
  Selling, general and administrative, including stock-based
    compensation (note 4)...................................      248       207        477        398
  Depreciation and amortization.............................      172       146        323        287
                                                               ------     -----      -----      -----
                                                                1,966     1,768      3,840      3,445
                                                               ------     -----      -----      -----
    Operating income........................................      227       257        476        481
Other income (expense):
  Interest expense..........................................     (145)     (160)      (295)      (308)
  Dividend and interest income..............................       64        39        139         95
  Share of earnings of affiliates, net......................       16        21         25         29
  Realized and unrealized gains (losses) on financial
    instruments, net (note 11)..............................     (251)      362         93        169
  Gains on dispositions of assets, net......................      629       303        635        327
  Other, net................................................        5         9          5         13
                                                               ------     -----      -----      -----
                                                                  318       574        602        325
                                                               ------     -----      -----      -----
    Earnings from continuing operations before income taxes
     and minority interests.................................      545       831      1,078        806
Income tax benefit (expense)................................      372      (340)       170       (240)
Minority interests in earnings of subsidiaries..............      (15)       (9)       (19)       (15)
                                                               ------     -----      -----      -----
    Earnings from continuing operations.....................      902       482      1,229        551
Earnings (loss) from discontinued operations, net of taxes
  (note 7)..................................................      107        (4)       149        (10)
Cumulative effect of accounting change, net of taxes
  (note 4)..................................................       --        --         --        (89)
                                                               ------     -----      -----      -----
    Net earnings............................................   $1,009       478      1,378        452
                                                               ======     =====      =====      =====
Net earnings:
  Liberty Series A and Series B common stock................   $   --       120         --         94
  Liberty Capital common stock..............................      907       269      1,185        269
  Liberty Interactive common stock..........................      102        89        193         89
                                                               ------     -----      -----      -----
                                                               $1,009       478      1,378        452
                                                               ======     =====      =====      =====
Basic earnings from continuing operations per common share
  (note 5):
  Liberty Series A and Series B common stock................   $   --       .04         --        .06
  Liberty Capital common stock..............................   $ 6.11      1.94       7.67       1.94
  Liberty Interactive common stock..........................   $  .16       .13        .30        .13
Diluted earnings from continuing operations per common share
  (note 5):
  Liberty Series A and Series B common stock................   $   --       .04         --        .06
  Liberty Capital common stock..............................   $ 6.11      1.94       7.62       1.94
  Liberty Interactive common stock..........................   $  .16       .13        .30        .13
Basic net earnings per common share (note 5):
  Liberty Series A and Series B common stock................   $   --       .04         --        .03
  Liberty Capital common stock..............................   $ 6.92      1.92       8.78       1.92
  Liberty Interactive common stock..........................   $  .16       .13        .30        .13
Diluted net earnings per common share (note 5):
  Liberty Series A and Series B common stock................   $   --       .04         --        .03
  Liberty Capital common stock..............................   $ 6.92      1.92       8.71       1.92
  Liberty Interactive common stock..........................   $  .16       .13        .30        .13

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings................................................   $1,009      478       1,378        452
                                                               ------      ---       -----      -----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................       11       58          22         78
  Unrealized holding gains (losses) arising during the
    period..................................................     (322)     441         (47)       902
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................     (392)      --        (396)       (15)
  Other comprehensive earnings from discontinued operations
    (note 7)................................................       --        1          --          1
                                                               ------      ---       -----      -----
  Other comprehensive earnings (loss).......................     (703)     500        (421)       966
                                                               ------      ---       -----      -----
Comprehensive earnings......................................   $  306      978         957      1,418
                                                               ======      ===       =====      =====
Comprehensive earnings (loss):
  Liberty Series A and Series B common stock................   $   --      315          --        755
  Liberty Capital common stock..............................      245      694         776        694
  Liberty Interactive common stock..........................       61      (31)        181        (31)
                                                               ------      ---       -----      -----
                                                               $  306      978         957      1,418
                                                               ======      ===       =====      =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
                                                                   (NOTE 6)
Cash flows from operating activities:
  Net earnings..............................................  $ 1,378       452
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Loss (earnings) from discontinued operations............     (149)       10
    Cumulative effect of accounting change..................       --        89
    Depreciation and amortization...........................      323       287
    Stock-based compensation................................       40        51
    Payments of stock-based compensation....................      (35)       (1)
    Noncash interest expense................................        6        53
    Share of earnings of affiliates, net....................      (25)      (29)
    Realized and unrealized gains on financial instruments,
     net....................................................      (93)     (169)
    Gains on disposition of assets, net.....................     (635)     (327)
    Minority interests in earnings of subsidiaries..........       19        15
    Deferred income tax expense (benefit)...................     (247)       71
    Other noncash charges, net..............................       13        18
    Changes in operating assets and liabilities, net of the
     effects of acquisitions and dispositions:
      Current assets........................................        2        29
      Payables and other current liabilities................      (81)      (55)
                                                              -------     -----
        Net cash provided by operating activities...........      516       494
                                                              -------     -----
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      520       920
  Net proceeds (payments) from settlement of financial
    instruments.............................................      (65)      200
  Cash paid for acquisitions, net of cash acquired..........     (126)     (601)
  Cash received in exchange transactions....................    1,154        --
  Capital expended for property and equipment...............     (179)     (104)
  Net purchases of short term investments...................     (191)       (5)
  Investments in and loans to cost and equity investees.....     (810)     (140)
  Net increase in restricted cash...........................     (734)       --
  Repurchases of subsidiary common stock....................       --      (159)
  Other investing activities, net...........................       19        --
                                                              -------     -----
        Net cash provided (used) by investing activities....     (412)      111
                                                              -------     -----
Cash flows from financing activities:
  Borrowings of debt........................................    1,384       400
  Repayments of debt........................................     (336)       (6)
  Repurchases of Liberty common stock.......................   (1,836)     (341)
  Contribution from minority owner..........................      750        --
  Other financing activities, net...........................       19        37
                                                              -------     -----
        Net cash provided (used) by financing activities....      (19)       90
                                                              -------     -----
Effect of foreign currency exchange rates on cash...........        1        16
                                                              -------     -----
Net cash provided to discontinued operations:
  Cash provided by operating activities.....................        8        33
  Cash used by investing activities.........................       (9)      (42)
  Cash provided by financing activities.....................       --         3
  Change in available cash held by discontinued
    operations..............................................        2         2
                                                              -------     -----
        Net cash provided by (to) discontinued operations...        1        (4)
                                                              -------     -----
        Net increase in cash and cash equivalents...........       87       707
        Cash and cash equivalents at beginning of period....    3,107     1,896
                                                              -------     -----
        Cash and cash equivalents at end of period..........  $ 3,194     2,603
                                                              =======     =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2007

                                                                                 COMMON STOCK
                                                                   -----------------------------------------
                                                                     LIBERTY CAPITAL     LIBERTY INTERACTIVE   ADDITIONAL
                                                       PREFERRED   -------------------   -------------------    PAID-IN
                                                         STOCK     SERIES A   SERIES B   SERIES A   SERIES B    CAPITAL
                                                       ---------   --------   --------   --------   --------   ----------
                                                                              AMOUNTS IN MILLIONS
Balance at January 1, 2007..........................   $    --          1         --          6        --        28,112
  Net earnings......................................        --         --         --         --        --            --
  Other comprehensive loss..........................        --         --         --         --        --            --
  Issuance of common stock for acquisition..........        --         --         --         --        --             7
  Cumulative effects of accounting changes, net
    (notes 12 and 13)...............................        --         --         --         --        --            --
  Issuance of common stock upon exercise of stock
    options.........................................        --         --         --         --        --            30
  Series A Liberty Capital stock repurchases........        --         --         --         --        --        (1,305)
  Series A Liberty Interactive stock repurchases....        --         --         --                   --          (531)
  Stock compensation................................        --         --         --         --        --            20
  Other.............................................        --         --         --         --        --            (9)
                                                       ---------   --------   --------   --------     ---        ------
Balance at June 30, 2007............................   $    --          1         --          6        --        26,324
                                                       =========   ========   ========   ========     ===        ======


                                                       ACCUMULATED
                                                          OTHER                          TOTAL
                                                      COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                                        EARNINGS        DEFICIT         EQUITY
                                                      -------------   ------------   -------------
                                                                  AMOUNTS IN MILLIONS
Balance at January 1, 2007..........................      5,952         (12,438)        21,633
  Net earnings......................................         --           1,378          1,378
  Other comprehensive loss..........................       (421)             --           (421)
  Issuance of common stock for acquisition..........         --              --              7
  Cumulative effects of accounting changes, net
    (notes 12 and 13)...............................         --             222            222
  Issuance of common stock upon exercise of stock
    options.........................................         --              --             30
  Series A Liberty Capital stock repurchases........         --              --         (1,305)
  Series A Liberty Interactive stock repurchases....         --              --           (531)
  Stock compensation................................         --              --             20
  Other.............................................         --              --             (9)
                                                          -----         -------         ------
Balance at June 30, 2007............................      5,531         (10,838)        21,024
                                                          =====         =======         ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2007

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

(2) Tracking Stocks

    On May 9, 2006, Liberty completed a restructuring (the "Restructuring") pursuant to which the Company was organized as a new holding company and issued two new tracking stocks. In the Restructuring, Liberty became the new publicly traded parent company of Liberty Media LLC

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

("Old Liberty"). In the Restructuring, each holder of Old Liberty's common stock received for each share of Old Liberty's Series A common stock held immediately prior to the Restructuring, 0.25 of a share of the Company's Series A Liberty Interactive common stock and 0.05 of a share of the Company's Series A Liberty Capital common stock, and for each share of Old Liberty's Series B common stock held immediately prior to the Restructuring, 0.25 of a share of the Company's Series B Liberty Interactive common stock and 0.05 of a share of the Company's Series B Liberty Capital common stock, in each case, with cash in lieu of any fractional shares. Liberty is the successor reporting company to Old Liberty. Each tracking stock is intended to track and reflect the economic performance of one of two designated groups, the Interactive Group and the Capital Group, respectively.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Backcountry.com, Inc. ("Backcountry"), Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $3,107 million principal amount
(as of June 30, 2007) of its senior notes and debentures to the Interactive
Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Entertainment, LLC ("Starz Entertainment"), Starz Media, LLC ("Starz Media"), FUN Technologies, Inc. ("FUN"), Atlanta National League Baseball Club, Inc.
(the "Atlanta Braves"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"); its equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and its interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed $5,233 million principal amount (as of June 30, 2007) of its senior exchangeable debentures and bank debt to the Capital Group.

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for Liberty's tracking stock groups.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(4) Stock-Based Compensation

    The Company has granted to certain of its employees and employees of its subsidiaries options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Capital common stock and Series A and Series B Liberty Interactive common stock. The Awards generally vest over a 4-5 year period and expire
7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, Liberty issues new shares from its authorized, but unissued shares.

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

    The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Prior to

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

2007, the Company calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. In 2007, the Company estimated the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2007 is 20.8% for Liberty Interactive Awards and 17.5% for Liberty Capital Awards and is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  June 30, 2007.............................................    $18
  June 30, 2006.............................................    $21

Six months ended:
  June 30, 2007.............................................    $40
  June 30, 2006.............................................    $51

    As of June 30, 2007, the total compensation cost related to unvested Liberty equity awards was approximately $68 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

LIBERTY AWARDS

    During the six months ended June 30, 2007, Liberty granted 402,503 options to purchase shares of Series A Liberty Capital common stock and 2,021,755 options to purchase shares of Series A Liberty Interactive common stock to certain of its directors, officers and employees and officers and employees of certain subsidiaries. Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The Series A Liberty Capital options and the Series A Liberty Interactive options granted in 2007 had a weighted average grant-date fair value of $27.79 and $6.60, respectively.

    The following table presents the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

                                   SERIES A               SERIES B                SERIES A                 SERIES B
                                    LIBERTY                LIBERTY                 LIBERTY                  LIBERTY
                                    CAPITAL                CAPITAL               INTERACTIVE              INTERACTIVE
                                    COMMON                 COMMON                  COMMON                   COMMON
                                     STOCK       WAEP       STOCK       WAEP        STOCK        WAEP        STOCK        WAEP
                                   ---------   --------   ---------   --------   -----------   --------   -----------   --------
                                                                  NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2007...    2,318     $ 93.24      1,498     $101.37      21,503       $19.71       7,491       $23.41
  Granted........................      403     $109.38         --                   2,022       $23.88          --
  Exercised......................     (202)    $ 82.52         --                  (1,549)      $17.47          --
  Forfeited......................      (17)    $275.00         --                    (366)      $35.57          --
  Repurchased....................       --                     --                    (510)      $17.76          --
                                     -----                  -----                  ------                    -----
Outstanding at June 30, 2007.....    2,502     $ 94.30      1,498     $101.37      21,100       $20.02       7,491       $23.41
                                     =====                  =====                  ======                    =====
Exercisable at June 30, 2007.....    1,575     $ 96.86      1,468     $101.69       9,149       $21.56       7,341       $23.48
                                     =====                  =====                  ======                    =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table provides additional information about outstanding options to purchase Liberty common stock at June 30, 2007.

                          NO. OF                    WEIGHTED    AGGREGATE     NO. OF                    AGGREGATE
                        OUTSTANDING     WAEP OF      AVERAGE    INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                          OPTIONS     OUTSTANDING   REMAINING     VALUE       OPTIONS     EXERCISABLE     VALUE
                          (000'S)       OPTIONS       LIFE       (000'S)      (000'S)       OPTIONS      (000'S)
                        -----------   -----------   ---------   ---------   -----------   -----------   ---------
Series A Capital......      2,502       $ 94.30     5.0 years    $63,786       1,575        $ 96.86      $38,071
Series B Capital......      1,498       $101.37     3.9 years    $24,923       1,468        $101.69      $23,948
Series A
  Interactive.........     21,100       $ 20.02     5.4 years    $61,450       9,149        $ 21.56      $16,774
Series B
  Interactive.........      7,491       $ 23.41     3.9 years    $ 1,103       7,341        $ 23.48      $   735

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

LIBERTY SERIES A AND SERIES B COMMON STOCK

    The basic EPS calculation is based on 2,806 million and 2,803 million weighted average outstanding shares of Liberty common stock for the period from April 1, 2006 to May 10, 2006 and the period from January 1, 2006 to May 10, 2006, respectively.

    The cumulative effect of accounting change per common share for the period from January 1, 2006 to May 10, 2006 was a loss of $0.03.

    Loss from discontinued operations per common share for the period from January 1, 2006 to May 10, 2006 was less than $.01.

LIBERTY CAPITAL COMMON STOCK

    The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2007 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

                                                                    LIBERTY CAPITAL COMMON STOCK
                                                          ------------------------------------------------
                                                              THREE                          PERIOD FROM
                                                              MONTHS         SIX MONTHS      MAY 11, 2006
                                                              ENDED            ENDED              TO
                                                          JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2006
                                                          --------------   --------------   --------------
                                                                   NUMBERS OF SHARES IN MILLIONS
Basic EPS...............................................        131              135             140
Stock options...........................................         --                1              --
                                                                ---              ---             ---
Diluted EPS.............................................        131              136             140
                                                                ===              ===             ===

    Earnings from discontinued operations per common share for the three and six months ended June 30, 2007 was $.82 and 1.10, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

LIBERTY INTERACTIVE COMMON STOCK

    The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2007 are approximately 2 million potential common shares because their inclusion would be anti-dilutive.

                                                                  LIBERTY INTERACTIVE COMMON STOCK
                                                          ------------------------------------------------
                                                              THREE                          PERIOD FROM
                                                              MONTHS         SIX MONTHS      MAY 11, 2006
                                                              ENDED            ENDED              TO
                                                          JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2006
                                                          --------------   --------------   --------------
                                                                   NUMBERS OF SHARES IN MILLIONS
Basic EPS...............................................        648              650             694
Stock options...........................................          4                4              --
                                                                ---              ---             ---
Diluted EPS.............................................        652              654             694
                                                                ===              ===             ===

(6) Supplemental Disclosures to Statements of Cash Flows

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $  168      770
  Net liabilities assumed...................................      (34)     (49)
  Deferred tax liabilities..................................       --      (48)
  Minority interest.........................................       (1)     (72)
  Common stock issued.......................................       (7)      --
                                                               ------      ---
    Cash paid for acquisitions, net of cash acquired........   $  126      601
                                                               ======      ===
Available-for-sale securities exchanged for consolidated
  subsidiaries and cash.....................................   $1,718       --
                                                               ======      ===

(7) Discontinued Operations

SALE OF OPENTV CORP.

    On January 16, 2007, Liberty completed the sale of its controlling interest in OpenTV Corp. ("OPTV") to an unaffiliated third party for cash consideration of $132 million, $20 million of which was deposited in an escrow account to fund potential indemnification claims by the third party made prior to the first anniversary of the closing. Pursuant to an agreement between Liberty and OPTV, $5.4 million of the amount received by Liberty at closing was remitted to OPTV, and OPTV will be entitled to 71.4% of any amounts released from the escrow account in the future. Liberty recognized a pre-tax gain of $65 million upon consummation of the sale. Such gain is included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations. OPTV was attributed to the Capital Group.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

SALE OF ASCENT ENTERTAINMENT GROUP, INC.

    On April 4, 2007, Liberty consummated a transaction with an unaffiliated third party pursuant to which Liberty sold its 100% ownership interest in Ascent Entertainment Group, Inc. ("AEG") for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. Liberty recognized a pre-tax gain of $163 million upon consummation of the sale. Such gain is included in earnings from discontinued operations. AEG's primary operating subsidiary is On Command Corporation. Subsequent to the closing, Liberty owns approximately 9% of the buyer's outstanding common stock. AEG was attributed to the Capital Group.

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

(8) Investments in Available-for-Sale Securities and Other Cost Investments

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2007          2006
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
Capital Group
  News Corporation..........................................   $11,198       11,158
  Time Warner Inc. ("Time Warner")(1).......................     2,161        3,728
  Sprint Nextel Corporation(2)..............................     1,810        1,651
  Motorola, Inc.(3).........................................     1,310        1,522
  Other available-for-sale equity securities(4).............       711          830
  Other available-for-sale debt securities..................       338          135
  Other cost investments and related receivables............        43           34
                                                               -------       ------
    Total attributed Capital Group..........................    17,571       19,058
                                                               -------       ------
Interactive Group
  IAC/InterActiveCorp.......................................     2,396        2,572
  Other.....................................................       210           --
                                                               -------       ------
    Total attributed Interactive Group......................     2,606        2,572
                                                               -------       ------
      Consolidated Liberty..................................    20,177       21,630
      Less short-term investments...........................        --           (8)
                                                               -------       ------
                                                               $20,177       21,622
                                                               =======       ======

------------------------

(1) Includes $191 million and $198 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

(2) Includes $187 million and $170 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(3) Includes $919 million and $1,068 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

(4) Includes $64 million and $46 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

TIME WARNER

    On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately
68.5 million shares of Time Warner common stock valued at $1,479 million, subject to a working capital adjustment, for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

    On a pro forma basis, the results of operations of the Atlanta Braves and Leisure Arts are not significant to those of Liberty for the six months ended June 30, 2007 and 2006.

UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                                               JUNE 30, 2007           DECEMBER 31, 2006
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........................    $8,633         --          9,335         --
Gross unrealized holding losses.........................    $   (1)        --             (1)        --

    The aggregate fair value of securities with unrealized holding losses at June 30, 2007 was $6 million. None of these securities had unrealized losses for more than 12 continuous months.

(9) Investment in Special Purpose Entity

    In April 2007, Liberty and a third party financial institution
(the "Financial Institution") jointly created a series of special purpose entities (the "Investment Fund"). Pursuant to the terms of the Investment Fund, a Liberty subsidiary borrowed $750 million from the Financial Institution with the intent to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors (the "Debt Securities") that Liberty believes have favorable risk/return profiles. One of the special purpose entities in the Investment Fund ("MFC") is a variable interest entity in which the Financial Institution has been deemed the primary beneficiary and thus its parent for consolidation purposes. Liberty contributed the borrowed funds to MFC in exchange for a mandatorily redeemable preferred stock interest. MFC subsequently invested the proceeds as an equity investment in another special purpose entity ("LCAP Investments LLC") which will make and hold the investments in the Debt Securities. A Liberty subsidiary separately made a nominal investment in LCAP Investments LLC which allows it to serve as its Managing Member. LCAP Investments LLC is considered a variable interest entity in which Liberty is deemed the primary beneficiary as a result of various special profit and loss allocations set forth in the governing agreements. As a result, LCAP
Investments LLC is treated as a consolidated subsidiary

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES of Liberty. Liberty is required to post cash collateral for the benefit of the Financial Institution of up to 20% of the cost of the Debt Securities.

    The various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," and Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," and related interpretations, have resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and AFS securities, respectively. The
$750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC is presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC is reflected as minority interest in Liberty's condensed consolidated balance sheet. The structural form of the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

    The amount of restricted cash in the Investment Fund at June 30, 2007 is $734 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(10) Intangible Assets

GOODWILL

    Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

                                                                          STARZ
                                                             QVC      ENTERTAINMENT    OTHER      TOTAL
                                                           --------   -------------   --------   --------
                                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2007...............................   $5,416        1,371          801      7,588
  Acquisitions(1)........................................       --           --          329        329
  Foreign currency translation...........................       13           --           --         13
  Other(2)...............................................      (31)          --           --        (31)
                                                            ------        -----        -----      -----
Balance at June 30, 2007.................................   $5,398        1,371        1,130      7,899
                                                            ======        =====        =====      =====

------------------------

(1) The increase in goodwill relates primarily to the Time Warner Exchange and an exchange transaction with CBS Corporation in which Liberty received WFRV TV Station. The amount of goodwill recorded represents the difference between the consideration given up and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

(2) Other for QVC relates to the reversal of certain tax reserves in connection with the adoption of FIN 48 (see note 13). Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves is a reduction of goodwill.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $251 million and $230 million for the six months ended June 30, 2007 and 2006, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2007...........................................    $259
2008........................................................    $481
2009........................................................    $434
2010........................................................    $402
2011........................................................    $375

(11) Financial Instruments

    The Company's financial instruments are summarized as follows:

                                                        JUNE 30,    DECEMBER 31,
TYPE OF FINANCIAL INSTRUMENT                              2007          2006
----------------------------                            ---------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars......................................   $ 1,041        1,218
  Other...............................................       224          361
                                                         -------       ------
                                                           1,265        1,579
  Less current portion................................      (174)        (239)
                                                         -------       ------
                                                         $ 1,091        1,340
                                                         =======       ======
LIABILITIES
  Borrowed shares.....................................   $ 1,361        1,482
  Exchangeable debenture call option obligations(1)...        --        1,280
  Equity collars......................................       131          416
  Other...............................................         4           12
                                                         -------       ------
                                                           1,496        3,190
  Less current portion................................    (1,365)      (1,484)
                                                         -------       ------
                                                         $   131        1,706
                                                         =======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Senior exchangeable debentures(1)...........................    $ 61         --
Equity collars..............................................     (71)       (61)
Borrowed shares.............................................     121        105
Exchangeable debenture call option obligations(1)...........      --        140
Other derivatives...........................................     (18)       (15)
                                                                ----       ----
                                                                $ 93        169
                                                                ====       ====

------------------------

(1) See note 12 regarding the accounting for the Company's senior exchangeable debentures.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) Long-Term Debt

    Debt is summarized as follows:

                                                             OUTSTANDING        CARRYING VALUE
                                                              PRINCIPAL    -------------------------
                                                              JUNE 30,     JUNE 30,    DECEMBER 31,
                                                                2007         2007          2006
                                                             -----------   ---------   -------------
                                                                       AMOUNTS IN MILLIONS
Capital Group
  Senior exchangeable debentures
    0.75% Senior Exchangeable Debentures due 2023..........    $ 1,750        2,148        1,637
    4% Senior Exchangeable Debentures due 2029.............        869          578          254
    3.75% Senior Exchangeable Debentures due 2030..........        810          470          234
    3.5% Senior Exchangeable Debentures due 2031...........        503          504          238
    3.25% Senior Exchangeable Debentures due 2031..........        551          471          119
  Liberty bank facility....................................        750          750           --
  Subsidiary debt..........................................        103          103          158
                                                               -------      -------        -----
      Total attributed Capital Group debt..................      5,336        5,024        2,640
                                                               -------      -------        -----
Interactive Group
  Senior notes and debentures
    7.875% Senior Notes due 2009...........................        670          667          667
    7.75% Senior Notes due 2009............................        233          234          234
    5.7% Senior Notes due 2013.............................        802          801          800
    8.5% Senior Debentures due 2029........................        500          495          495
    8.25% Senior Debentures due 2030.......................        902          895          895
  QVC bank credit facilities...............................      3,675        3,675        3,225
  Other subsidiary debt....................................         74           74           67
                                                               -------      -------        -----
      Total attributed Interactive Group debt..............      6,856        6,841        6,383
                                                               -------      -------        -----
  Total consolidated Liberty debt..........................    $12,192       11,865        9,023
                                                               =======
    Less current maturities................................                    (220)        (114)
                                                                            -------        -----
Total long-term debt.......................................                 $11,645        8,909
                                                                            =======        =====

SENIOR EXCHANGEABLE DEBENTURES

    Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty now accounts for its senior exchangeable debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Increases in the fair value of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying condensed consolidated statements of operations and aggregated $61 million for the six months ended June 30, 2007.

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

LIBERTY BANK FACILITY

    Represents borrowings related to the Investment Fund described in note 9 above. Borrowings accrue interest at a rate of LIBOR plus an applicable margin.

QVC BANK CREDIT FACILITIES

    QVC is party to an unsecured $3.5 billion bank credit facility dated
March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan, an $800 million U.S. dollar term loan, a $600 million multi-currency term loan that was drawn in U.S. dollars, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

    QVC is party to a second credit agreement dated October 4, 2006, as amended on March 20, 2007 (the "October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan, and $950 million of delayed draw term loans to be made from time to time upon the request of QVC. The delayed draw term loans are available until December 31, 2007 and are subject to reductions in the principal amount available. The loans are scheduled to mature on October 4, 2011.

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

    The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at June 30, 2007. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

QVC INTEREST RATE SWAP ARRANGEMENTS

    During 2006, QVC entered into ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet.

OTHER SUBSIDIARY DEBT

    Other subsidiary debt at June 30, 2007, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2007 is as follows (amounts in millions):

Senior notes................................................   $1,678
Senior debentures...........................................   $1,379

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at June 30, 2007.

(13) Income Taxes

FIN 48

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

    As of June 30, 2007, the Company's 2001 and 2002 tax years are closed for federal income tax purposes, although tax loss carryforwards from those years are still subject to adjustment. The Company's tax years 2003 through 2006 remain subject to examination by the IRS for federal income tax purposes.

EFFECTIVE TAX RATE

    The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit. Accordingly, an income tax benefit adjustment of approximately
$541 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2007.

(14) Stockholders' Equity

    As of June 30, 2007, there were 2.5 million and 1.5 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    As of June 30, 2007, there were 21.1 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    In addition to the Series A and Series B Liberty Capital common stock and the Series A and Series B Liberty Interactive common stock, there are 300 million and 1,500 million shares of Series C Liberty Capital and Series C Liberty Interactive common stock, respectively, authorized for issuance. As of June 30, 2007, no shares of either Series C common stock were issued or outstanding.

    During the six months ended June 30, 2007, the Company repurchased
2.0 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $46.2 million. Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    In addition, on May 15, 2007, Liberty commenced a tender offer pursuant to which it sought to purchase up to 19,417,476 shares of Series A Liberty Interactive common stock at a price not greater than $25.75 or less than $23.75 per share. The tender offer expired on June 12, 2007, and 27,543,660 shares of Series A Liberty Interactive common stock were properly tendered at or below a purchase price of $24.95 per share. The final proration factor was approximately 70.3952% and Liberty accepted for purchase 19,417,476 shares at a price of $24.95 per share, or aggregate cash consideration of $484.5 million.

    Liberty commenced a tender offer on March 7, 2007 that it subsequently amended on March 20, 2007. Pursuant to the tender offer, as amended, Liberty sought to purchase up to 8,849,500 shares of Series A Liberty Capital common stock at a price not greater than $113.00 or less than $105.00 per share. The tender offer expired on April 5, 2007, and 11,858,343 shares of Series A Liberty Capital common stock were properly tendered. Liberty exercised its right to purchase an additional 2% of its outstanding Series A Liberty Capital common stock and accepted for purchase 11,540,680 shares at a price of $113.00 per share or aggregate cash consideration of $1,305 million (including transaction costs).

    During the six months ended June 30, 2007, the Company sold put options on Series A Liberty Capital common stock for aggregate cash proceeds of approximately $5.5 million. As of June 30, 2007, put options with respect to approximately 1,307,000 shares of Series A Liberty Capital common stock with a weighted average put price of $114.78 remained outstanding. Such put options expire on or before August 31, 2007. The Company accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Accordingly, the put options are recorded in financial instrument liabilities at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

(15) Commitments and Contingencies

FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at June 30, 2007 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2007 is payable as follows: $139 million in 2007, $15 million in 2008 and $23 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at June 30, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $203 million in 2007; $409 million in 2008; $90 million in 2009; $74 million in 2010; $31 million in 2011; and $68 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios, an equity affiliate, through 2006. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

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

GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At June 30, 2007, Liberty's guarantee for obligations for films released by such date aggregated $694 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

EMPLOYMENT CONTRACTS

    The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2007 aggregated $148 million, which is payable as follows: $42 million in 2007, $65 million in 2008, $19 million in 2009 and $22 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

OPERATING LEASES

    Liberty and its subsidiaries lease business offices and other facilities, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

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

INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,577 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split-off from AT&T. Of that amount, $785 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. The IRS has made inquiries and started an examination of Liberty's exchangeable debentures. If the IRS were to challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in deferred tax expense. However, Liberty would be required to make current federal income tax payments and may be required to make interest payments to the IRS. These payments could prove to be significant.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(16) Operating Segments

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Upon the issuance of its tracking stocks, Liberty divided its businesses into two groups: the Interactive Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's consolidated earnings before income taxes. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

    For the six months ended June 30, 2007, Liberty has identified the following businesses as its reportable segments:

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

PERFORMANCE MEASURES

                                                     SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
Interactive Group
  QVC................................   $3,377         757          3,185          733
  Corporate and other................      185          18            138           17
                                        ------         ---          -----          ---
                                         3,562         775          3,323          750
                                        ------         ---          -----          ---
Capital Group
  Starz Entertainment................      519         128            523           91
  Corporate and other................      235         (64)            80          (22)
                                        ------         ---          -----          ---
                                           754          64            603           69
                                        ------         ---          -----          ---
Consolidated Liberty.................   $4,316         839          3,926          819
                                        ======         ===          =====          ===

                                                    THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
Interactive Group
  QVC................................   $1,693         383          1,630          378
  Corporate and other................       98          10             85            7
                                        ------         ---          -----          ---
                                         1,791         393          1,715          385
                                        ------         ---          -----          ---
Capital Group
  Starz Entertainment................      254          55            264           50
  Corporate and other................      148         (31)            46          (11)
                                        ------         ---          -----          ---
                                           402          24            310           39
                                        ------         ---          -----          ---
Consolidated Liberty.................   $2,193         417          2,025          424
                                        ======         ===          =====          ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

OTHER INFORMATION

                                                           JUNE 30, 2007
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
Interactive Group
  QVC........................................  $19,577          --          162
  Corporate and other........................    5,785       1,279            5
  Intragroup elimination.....................   (5,810)         --           --
                                               -------       -----          ---
                                                19,552       1,279          167
                                               -------       -----          ---
Capital Group
  Starz Entertainment........................    2,835          --            3
  Corporate and other........................   25,303         517            9
                                               -------       -----          ---
                                                28,138         517           12
                                               -------       -----          ---
Inter-group eliminations.....................     (116)         --           --
                                               -------       -----          ---
Consolidated Liberty.........................  $47,574       1,796          179
                                               =======       =====          ===

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................   $ 417        424        839        819
Stock-based compensation....................................     (18)       (21)       (40)       (51)
Depreciation and amortization...............................    (172)      (146)      (323)      (287)
Interest expense............................................    (145)      (160)      (295)      (308)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................    (251)       362         93        169
Gains on dispositions of assets, net........................     629        303        635        327
Other, net..................................................      85         69        169        137
                                                               -----       ----      -----       ----
  Earnings from continuing operations before income taxes
    and minority interests..................................   $ 545        831      1,078        806
                                                               =====       ====      =====       ====

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

    For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. TruePosition, Inc., BuySeasons, Inc., Backcountry.com, Inc. and WFRV and WJMN Television
Station, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in August 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a controlling interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. The Atlanta Braves, which we acquired in May 2007, own the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an online retailer of costumes, accessories, decor and party supplies. Backcountry, which we acquired in June 2007, operates six websites offering outdoor and backcountry sports gear and clothing. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

    In addition to the foregoing businesses, we hold an approximate 23% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related financial instruments in public companies such as News Corporation, Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidaries QVC, Provide, BuySeasons and Backcountry and our interests in Expedia and IAC/ InterActiveCorp. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed
$3,107 million principal amount (as of June 30, 2007) of our senior notes and debentures to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries Starz Entertainment, Starz Media, FUN, the Atlanta Braves, Leisure Arts, TruePosition and WFRV TV Station, our equity affiliates GSN, LLC and WildBlue
Communications, Inc. and our interests in News Corporation, Time Warner and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $5,233 million principal amount (as of June 30, 2007) of our senior exchangeable debentures and bank debt to the Capital Group.

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for our tracking stock groups.

2007 COMPLETED AND PENDING TRANSACTIONS

    In addition to the sales of OPTV and AEG described in note 7 to the accompanying condensed consolidated financial statements, we have several other completed and pending transactions. Among these are:

    On April 16, 2007, we completed a transaction (the "CBS Exchange") with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS
Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash.

    On May 17, 2007 we completed the Time Warner Exchange in which we exchanged approximately 68.5 million shares of Time Warner common stock, subject to a working capital adjustment, for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash.

    In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which would own an approximate 38% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in the fall of 2007.

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

    2006 ACQUISITIONS. In addition to the 2007 acquisitions noted above, we completed several acquisitions in 2006 that impact the comparability of our 2006 and 2007 results of operations. Those acquisitions and the months in which they occurred are: Provide in February 2006, FUN in March 2006 and BuySeasons and Starz Media in August 2006.

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
  Interactive Group
    QVC.....................................................   $1,693     1,630      3,377      3,185
    Corporate and Other.....................................       98        85        185        138
                                                               ------     -----      -----      -----
                                                                1,791     1,715      3,562      3,323
                                                               ------     -----      -----      -----
  Capital Group
    Starz Entertainment.....................................      254       264        519        523
    Corporate and Other.....................................      148        46        235         80
                                                               ------     -----      -----      -----
                                                                  402       310        754        603
                                                               ------     -----      -----      -----
      Consolidated Liberty..................................   $2,193     2,025      4,316      3,926
                                                               ======     =====      =====      =====

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
OPERATING CASH FLOW (DEFICIT)
  Interactive Group
    QVC.....................................................   $  383       378        757        733
    Corporate and Other.....................................       10         7         18         17
                                                               ------     -----      -----      -----
                                                                  393       385        775        750
                                                               ------     -----      -----      -----
  Capital Group
    Starz Entertainment.....................................       55        50        128         91
    Corporate and Other.....................................      (31)      (11)       (64)       (22)
                                                               ------     -----      -----      -----
                                                                   24        39         64         69
                                                               ------     -----      -----      -----
      Consolidated Liberty..................................   $  417       424        839        819
                                                               ======     =====      =====      =====
OPERATING INCOME (LOSS)
  Interactive Group
    QVC.....................................................   $  244       242        487        454
    Corporate and Other.....................................        3         1          4          7
                                                               ------     -----      -----      -----
                                                                  247       243        491        461
                                                               ------     -----      -----      -----
  Capital Group
    Starz Entertainment.....................................       42        44        102         77
    Corporate and Other.....................................      (62)      (30)      (117)       (57)
                                                               ------     -----      -----      -----
                                                                  (20)       14        (15)        20
                                                               ------     -----      -----      -----
      Consolidated Liberty..................................   $  227       257        476        481
                                                               ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $168 million or 8.3% and $390 million or 9.9% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to a $63 million or 3.9% increase for QVC, $66 million generated by Starz Media, which we acquired in August 2006 and $50 million generated by the Atlanta Braves, which we acquired in May 2007. The six month increase is due to a $192 million or 6.0% increase for QVC, $127 million generated by Starz Media and $50 million generated by the Atlanta Braves. In addition, we recognized a full six months of revenue for Provide and FUN in 2007. These increases were partially offset by $27 million and $51 million decreases for TruePosition for the three and six months ended
June 30, 2007, respectively. In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. It should be noted, however, that both Cingular Wireless and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included. See Management's Discussion and Analysis for the Interactive Group and for the Capital Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this measure is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 16 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow decreased $7 million or 1.7% and increased $20 million or 2.4% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month decrease is due primarily to an $18 million decrease in operating cash flow for TruePosition due to the reduction in revenue noted above and a $16 million operating cash flow deficit for Starz Media partially offset by increases for QVC, Provide, Starz Entertainment and the Atlanta Braves. The six month increase is due to Starz Entertainment, QVC and the Atlanta Braves partially offset by operating cash flow deficits for Starz Media of $26 million and TruePosition of $43 million.

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

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. We recorded
$40 million of stock compensation expense for the six months ended June 30, 2007, compared with $51 million for the comparable period in 2006. As of June 30, 2007, the total compensation cost related to our unvested equity awards was approximately $68 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years.

    OPERATING INCOME. Consolidated operating income decreased $30 million or 11.7% and $5 million or 1.0% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These changes are the net effect of an increase in operating income for Starz Entertainment and QVC, partially offset by operating losses generated by Starz Media of $34 million and TruePosition of $45 million. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

OTHER INCOME AND EXPENSE

    Components of Other Income (Expense) are as follows:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Interest expense
  Interactive Group.........................................   $(105)       (97)      (219)      (190)
  Capital Group.............................................     (40)       (63)       (76)      (118)
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $(145)      (160)      (295)      (308)
                                                               =====       ====       ====       ====
Dividend and interest income
  Interactive Group.........................................   $  12         10         23         19
  Capital Group.............................................      52         29        116         76
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $  64         39        139         95
                                                               =====       ====       ====       ====
Share of earnings (losses) of affiliates
  Interactive Group.........................................   $  24         17         39         21
  Capital Group.............................................      (8)         4        (14)         8
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $  16         21         25         29
                                                               =====       ====       ====       ====
Realized and unrealized gains (losses) on financial
  instruments, net
  Interactive Group.........................................   $  (4)        (3)        (2)        17
  Capital Group.............................................    (247)       365         95        152
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $(251)       362         93        169
                                                               =====       ====       ====       ====
Gains on dispositions, net
  Interactive Group.........................................   $  12         --         12         --
  Capital Group.............................................     617        303        623        327
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $ 629        303        635        327
                                                               =====       ====       ====       ====
Other, net
  Interactive Group.........................................   $   4         12          4         13
  Capital Group.............................................       1         (3)         1         --
                                                               -----       ----       ----       ----
    Consolidated Liberty....................................   $   5          9          5         13
                                                               =====       ====       ====       ====

    INTEREST EXPENSE. Consolidated interest expense decreased for the six months ended June 30, 2007 and 2006. However, interest expense attributable to the Interactive Group increased $29 million or 15.3% for the six-month period due to increased borrowings on the QVC credit facilities. Interest expense attributable to the Capital Group decreased $42 million for the six months ended June 30, 2007 due to our adoption of Statement 155 and the resulting change in accounting for our senior exchangeable debentures. Our 2006 interest expense included $47 million of accretion related to our exchangeable debentures. See note 12 to the accompanying condensed consolidated financial statements.

    DIVIDEND AND INTEREST INCOME. Interest income for the Capital Group increased in 2007 due to higher invested cash balances. Interest and dividend income attributable to the Capital Group for the six months ended June 30, 2007 was comprised of interest income earned on invested cash ($62 million), dividends on News Corporation common stock ($29 million), dividends on other AFS securities ($10 million), and other ($15 million).

    SHARE OF EARNINGS OF AFFILIATES. Our share of earnings (losses) of affiliates for the six months ended June 30, 2007 are $39 million for the Interactive Group and ($14) million for the Capital Group. The increase in share of earnings for the Interactive Group is attributable to GSI Commerce
($11 million), which was a cost investment for most of 2006, and Expedia
($7 million). The decrease in share of earnings for the Capital Group is due to CourtTV ($10 million), which we sold in 2006 and WildBlue ($12 million).

    In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable ruling from the IRS that the exchange is tax free, is expected in the fall of 2007. Upon consummation, we will account for our interest in The DIRECTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DIRECTV Group reported net income for the year ended December 31, 2006 of $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Senior exchangeable debentures..............................    $ 61        --
Equity collars..............................................     (71)      (61)
Borrowed shares.............................................     121       105
Exchangeable debenture call option obligations..............      --       140
Other derivatives...........................................     (18)      (15)
                                                                ----       ---
                                                                $ 93       169
                                                                ====       ===

    GAINS ON DISPOSITION, NET.  Gains on dispositions in 2007 include
$582 million related to the Time Warner Exchange and $31 million related to the CBS Exchange.

    INCOME TAXES. For the six months ended June 30, 2007, we recorded pre-tax earnings of $1,059 million and an income tax benefit of $170 million. The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit.

    NET EARNINGS. Our net earnings were $1,378 million and $452 million for six months ended June 30, 2007 and 2006, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million and ($10) million of earnings (loss) from discontinued operations in 2007 and 2006, respectively. The 2007 earnings from discontinued operations include pre-tax gains of $65 million and $163 million from the disposition of OpenTV and AEG, respectively. In 2006, we also recognized a transition adjustment of $89 million related to the adoption of Statement 123R.

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

    INTERACTIVE GROUP. During the six months ended June 30, 2007, the Interactive Group's primary uses of cash were debt repayments ($180 million), capital expenditures ($167 million), tax payments to the Capital Group
($182 million), the acquisition of Backcountry ($120 million) and the repurchase of outstanding Liberty Interactive common stock. In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $1 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. In the fourth quarter of 2006, our board of directors authorized us to repurchase up to an additional $1 billion of outstanding shares of Liberty Interactive common stock. During the six months ended June 30, 2007, we repurchased 2.0 million shares of Liberty Interactive Series A common stock in the open market for aggregate cash consideration of $46.2 million. In addition, on May 15, 2007, we commenced a tender offer pursuant to which we sought to purchase up to 19,417,476 shares of Series A Liberty Interactive common stock at a price not greater than $25.75 or less than $23.75 per share. The tender offer expired on June 12, 2007, and 27,543,660 shares of Series A Liberty Interactive common stock were properly tendered. The final proration factor was approximately 70.3952% and we accepted for purchase 19,417,476 shares at a price of $24.95 per share, or aggregate cash consideration of $484.5 million. During the period from May 11, 2006 through June 30, 2007, we have repurchased an aggregate of $1,485 million of Liberty Interactive common stock. We may alter or terminate the stock repurchase program at any time.

    The Interactive Group's uses of cash in 2007 were primarily funded with cash from operations and borrowings under the QVC credit facilities. As of June 30, 2007, the Interactive Group had a cash balance of $806 million.

    The projected uses of Interactive Group cash for the remainder of 2007 include approximately $230 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $180 million for capital expenditures, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

    As of June 30, 2007, the aggregate commitments under QVC's credit agreements were $5.25 billion, and outstanding borrowings were $3.675 billion. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

    CAPITAL GROUP. During the six months ended June 30, 2007, the Capital Group's primary uses of cash were the repurchase of Series A Liberty Capital common stock as described below ($1,305 million), debt repayments
($156 million) and loans and investments ($810 million).

    In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $1 billion of outstanding shares of Liberty Capital common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. That amount was increased to approximately $1.3 billion in connection with a tender offer for Liberty Capital stock that was completed in April 2007. In May 2007, our board of directors authorized the repurchase of an additional $1 billion of Liberty Capital common stock. We may alter or terminate the program at any time.

    In order to implement our share repurchase program for Liberty Capital common stock, we commenced a tender offer on March 7, 2007 that we subsequently amended on March 20, 2007. Pursuant to the tender offer, as amended, we sought to purchase up to 8,849,500 shares of Series A Liberty Capital common stock at a price not greater than $113.00 or less than $105.00 per share. The tender offer expired on April 5, 2007, and 11,858,343 shares of Series A Liberty Capital common stock were properly tendered. We exercised our right to purchase an additional 2% of our outstanding Series A Liberty Capital common stock and accepted for purchase 11,540,680 shares at a price of $113.00 per share or aggregate cash consideration of $1,305 million (including transaction costs). We funded the cash consideration with available cash on hand.

    The Capital Group's sources of liquidity for the six months ended June 30, 2007 include cash from the Time Warner Exchange ($984 million) and the CBS Exchange ($170 million), cash proceeds from the sale of AEG ($332 million) and OPTV ($112 million), available cash on hand and proceeds from the settlement of derivatives.

    In addition, in April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. Although no assurance can be given, we expect to make such investments over the next 18-24 months.

    In June 2007, we announced that we intend to make an offer to purchase all of the common shares of FUN that we do not already own. Our offer will be subject to certain conditions, and if completed, we estimate our cash payments will be approximately $100 million. In addition, the projected uses of Capital Group cash for the remainder of 2007 include approximately $80 million for interest payments on debt attributed to the Capital Group. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

    We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash proceeds from our exchange transaction with News Corporation, cash provided by operating activities, tax payments from the Interactive Group, proceeds from collar expirations and dispositions of non-strategic assets. At June 30, 2007, the Capital Group's sources of liquidity include $2,726 million in cash and marketable debt securities and $5,724 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

    Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $245 million in 2007, $21 million in

2008, $1,223 million in 2009, $1,675 million in 2010 and $446 million in 2011 upon settlement of its AFS Derivatives.

    Prior to the maturity of the equity collars, the terms of certain of these instruments allow borrowings against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of June 30, 2007, such borrowing capacity aggregated approximately $3,610 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph. In the event we complete our exchange transaction with News Corporation as currently contemplated, such borrowing capacity would be reduced by $916 million.

    See note 15 to the accompanying condensed consolidated financial statements for a discussion of our commitments and contingencies.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2007, the face amount of the Interactive Group's fixed rate debt (considering the effects of interest rate swap agreements) was $5,369 million, which had a weighted average interest rate of 6.4%. The Interactive Group's variable rate debt of $1,487 million had a weighted average interest rate of 6.7% at June 30, 2007. As of June 30, 2007, the face amount of the Capital Group's fixed rate debt was $4,486 million, which had a weighted average interest rate of 2.5%.

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

                                                             ESTIMATED AGGREGATE
                                                                  FAIR VALUE
                                                        ------------------------------
                                                         EQUITY
                                                        COLLARS     OTHER      TOTAL
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
Fair value at June 30, 2007...........................   $  910       97       1,007
5% increase in market prices..........................   $  814      105         919
10% increase in market prices.........................   $  716      113         829
5% decrease in market prices..........................   $1,006       88       1,094
10% decrease in market prices.........................   $1,101       80       1,181

    At June 30, 2007, the fair value of our AFS securities attributed to the Interactive Group was $2,606 million and the fair value of our AFS securities attributed to the Capital Group was $17,528 million. Had the market price of such securities been 10% lower at June 30, 2007, the aggregate value of such securities would have been $261 million and $1,753 million lower, respectively, resulting in a decrease to unrealized holding gains in other comprehensive earnings (loss). The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

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

INTERACTIVE GROUP

    The Interactive Group consists of our subsidiaries QVC, Provide, BuySeasons and Backcountry, our interests in IAC/InterActiveCorp, Expedia and GSI Commerce, Inc. and $3,107 million principal amount (as of June 30, 2007) of our senior notes and debentures.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  QVC..........................................   $1,693     1,630      3,377      3,185
  Corporate and other..........................       98        85        185        138
                                                  ------     -----      -----      -----
                                                  $1,791     1,715      3,562      3,323
                                                  ======     =====      =====      =====
OPERATING CASH FLOW
  QVC..........................................   $  383       378        757        733
  Corporate and other..........................       10         7         18         17
                                                  ------     -----      -----      -----
                                                  $  393       385        775        750
                                                  ======     =====      =====      =====
OPERATING INCOME
  QVC..........................................   $  244       242        487        454
  Corporate and other..........................        3         1          4          7
                                                  ------     -----      -----      -----
                                                  $  247       243        491        461
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

    QVC's operating results are as follows:

                                                 THREE MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2007       2006       2007       2006
                                              --------   --------   --------   --------
                                                         AMOUNTS IN MILLIONS
Net revenue.................................  $ 1,693      1,630      3,377      3,185
Cost of sales...............................   (1,058)    (1,007)    (2,118)    (1,978)
                                              -------     ------     ------     ------
  Gross profit..............................      635        623      1,259      1,207
Operating expenses..........................     (143)      (138)      (284)      (269)
SG&A expenses (excluding stock-based
  compensation).............................     (109)      (107)      (218)      (205)
                                              -------     ------     ------     ------
  Operating cash flow.......................      383        378        757        733
Stock-based compensation--SG&A..............       (5)       (16)       (16)       (41)
Depreciation and amortization...............     (134)      (120)      (254)      (238)
                                              -------     ------     ------     ------
  Operating income..........................  $   244        242        487        454
                                              =======     ======     ======     ======

    Net revenue is generated in the following geographic areas:

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $1,184     1,140      2,358      2,228
QVC-UK.........................................      160       137        312        271
QVC-Germany....................................      198       190        413        385
QVC-Japan......................................      151       163        294        301
                                                  ------     -----      -----      -----
                                                  $1,693     1,630      3,377      3,185
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 3.9% and 6.0% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase in revenue is comprised of a $38 million increase due to a 2.0% increase in the number of units shipped from
39.1 million to 39.9 million, a $7 million increase due to a 0.3% increase in the average sales price per unit ("ASP") and a $17 million increase due to favorable foreign currency rates as the U.S. dollar weakened against the UK pound sterling and the euro, net of the negative effect a stronger U.S. dollar compared to the Japanese yen. The six month increase in revenue is comprised of a $114 million increase due to a 3.3% increase in the number of units shipped from 76.3 million to 78.8 million, a $29 million increase due to a 0.7% increase in the ASP and a $48 million net increase due to changes in foreign currency exchange rates. In addition, returns as a percent of gross product revenue decreased from 19.2% to 19.0% for the three month periods and decreased from 19.3% for the six months ended June 30, 2006 to 19.0% in 2007 due to a shift in the sales mix from jewelry products to accessory products, which typically have lower return rates.

    During the three and six months ended June 30, 2007, net revenue was negatively impacted by continued weakness in the jewelry category particularly in the U.S., U.K. and German businesses due in part to higher gold prices. QVC-Germany net revenue in local currency declined relative to the prior periods due to softness in the home textile category, a 300 basis point increase in the German value added tax (VAT) rate and higher usage of markdowns in the fashion category. QVC-Japan net revenue declined in local currency during the three months ended June 30, 2007 as compared to the prior year period due to the heightened regulatory focus on health and beauty product presentations which began in March 2007.

    The number of homes receiving QVC's services are as follows:

                                                             HOMES (IN MILLIONS)
                                                          -------------------------
                                                          JUNE 30,    DECEMBER 31,
                                                            2007          2006
                                                          ---------   -------------
QVC-US..................................................    90.9          90.7
QVC-UK..................................................    21.0          19.4
QVC-Germany.............................................    37.7          37.5
QVC-Japan...............................................    19.9          18.7

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

    As noted above, during the three and six months ended June 30, 2007, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                        PERCENTAGE INCREASE (DECREASE) IN NET REVENUE
                               ---------------------------------------------------------------
                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                       JUNE 30, 2007                    JUNE 30, 2007
                               ------------------------------   ------------------------------
                               U.S. DOLLARS    LOCAL CURRENCY   U.S. DOLLARS    LOCAL CURRENCY
                               -------------   --------------   -------------   --------------
QVC-US.......................         3.9%            3.9%             5.8%            5.8%
QVC-UK.......................        16.8%            7.5%            15.1%            4.4%
QVC-Germany..................         4.2%           (2.8)%            7.3%           (0.6)%
QVC-Japan....................        (7.4)%          (1.7)%           (2.3)%           1.7%

    QVC's gross profit percentage decreased approximately 70 basis points and 60 basis points during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These decreases are due primarily to higher product distribution costs as well as a higher inventory obsolescence provision in 2007.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 3.6% and 5.6% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These increases are primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses remained relatively consistent during 2007, as compared to 2006.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 1.9% and 6.3% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The six month increase is due primarily to (i) an $8 million increase in personnel expenses due to merit and headcount increases and (ii) a $5 million accrual for a legal settlement.

    QVC's operating cash flow increased 1.3% and 3.3% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. Such percentage increases in operating cash flow were less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the $5 million accrual for a legal settlement included in SG&A expenses.

CAPITAL GROUP

    The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group, including controlling interests in Starz Entertainment, Starz Media, FUN, the Atlanta Braves, Leisure Arts, TruePosition and WFRV TV Station, as well as minority interests in GSN, LLC, WildBlue Communications, News Corporation, Time Warner, Sprint Nextel Corporation and other public and private companies and $5,233 million principal amount (as of June 30, 2007) of our senior exchangeable debentures and bank debt.

    We exchanged our CBS Corporation common stock for WFRV TV Station and cash on April 16, 2007, and we exchanged some of our Time Warner common stock for the Atlanta Braves, Leisure Arts and cash on May 17, 2007. We acquired Starz Media from IDT Corporation in August 2006.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                         THREE MONTHS             SIX MONTHS
                                                             ENDED                   ENDED
                                                           JUNE 30,                JUNE 30,
                                                    -----------------------   -------------------
                                                      2007           2006       2007       2006
                                                    --------       --------   --------   --------
                                                                 AMOUNTS IN MILLIONS
REVENUE
  Starz Entertainment.............................    $254           264         519       523
  Corporate and other.............................     148            46         235        80
                                                      ----           ---        ----       ---
                                                      $402           310         754       603
                                                      ====           ===        ====       ===
OPERATING CASH FLOW (DEFICIT)
  Starz Entertainment.............................    $ 55            50         128        91
  Corporate and other.............................     (31)          (11)        (64)      (22)
                                                      ----           ---        ----       ---
                                                      $ 24            39          64        69
                                                      ====           ===        ====       ===
OPERATING INCOME (LOSS)
  Starz Entertainment.............................    $ 42            44         102        77
  Corporate and other.............................     (62)          (30)       (117)      (57)
                                                      ----           ---        ----       ---
                                                      $(20)           14         (15)       20
                                                      ====           ===        ====       ===

    REVENUE. The Capital Group's combined revenue increased $92 million or 29.7% and $151 million or 25.0% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. Starz Media, which we acquired in August 2006, generated $66 million and $127 million for the three and six months ended June 30, 2007, respectively, and the Atlanta Braves generated $50 million of revenue in the second quarter. These increases were partially offset by $27 million and $51 million decreases for TruePosition for those same periods. In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. It should be noted, however, that both Cingular Wireless and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

    OPERATING CASH FLOW.  The Capital Group's Operating Cash Flow decreased
$15 million and $5 million during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These decreases are due primarily to Starz Media ($16 million and $26 million) and TruePosition ($22 million and $43 million) partially offset by increases for Starz Entertainment.

    OPERATING INCOME.  The Capital Group's operating income decreased
$34 million and $35 million for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The improvement in operating income for Starz Entertainment was more than offset by operating losses for TruePosition of $45 million and Starz Media of $34 million. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2007 through 2012. During the six months ended June 30, 2007, 70.2% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, Echostar Communications, The DIRECTV Group, Inc. and Time Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

    Starz Entertainment's operating results are as follows:

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2007       2006       2007       2006
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Revenue...........................................   $ 254        264        519        523
Operating expenses................................    (171)      (188)      (338)      (377)
SG&A expenses.....................................     (28)       (26)       (53)       (55)
                                                     -----       ----       ----       ----
  Operating cash flow.............................      55         50        128         91
Stock-based compensation..........................      (7)        --        (14)        --
Depreciation and amortization.....................      (6)        (6)       (12)       (14)
                                                     -----       ----       ----       ----
  Operating income................................   $  42         44        102         77
                                                     =====       ====       ====       ====

    Starz Entertainment's revenue decreased $10 million or 3.8% and $4 million or 0.8% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month decrease is due to a $24 million decrease due to a lower effective rate for Starz Entertainment's services, partially offset by a $14 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services. The six month decrease is due to a lower effective rate ($34 million) partially offset by a $30 million increase resulting from higher average subscription units.

    Starz Entertainment's affiliation agreements with DirecTV and another affiliate have expired. In addition, the affiliate agreement with Time Warner, which originally expired on December 31, 2006, has been extended to September 30, 2007. Starz Entertainment is currently in negotiations with each of these affiliates regarding new agreements. There can be no assurance that any new agreements with these affiliates will have economic terms comparable to the old agreements. In the event new affiliation agreements do not have comparable terms, Starz Entertainment's revenue and operating cash flow could be adversely impacted. In this regard, DirecTV and the other affiliate are currently making payments to Starz Entertainment at rates lower than the expired contracts required. Starz Entertainment is recognizing revenue from these two affiliates based on such payments, contributing to the lower effective rate in 2007 noted above. In addition, the sale of Adelphia Communication's systems to Comcast and Time Warner in 2006 has also contributed to the lower effective rate.

    The Starz movie service and the Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 7.4% and 8.3% for the three and six months ended June 30, 2007, respectively, and Encore average subscription units increased 5.8% and 5.8%, respectively, for such periods. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, approximately 38% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the six months ended June 30, 2007.

    At June 30, 2007, cable, DTH satellite, and other distribution media represented 66.5%, 31.3% and 2.2%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses decreased 9.0% and 10.3% for the three and six months ended June 30, 2007, respectively, due primarily to a reduction in programming costs, which decreased from $180 million for the three months ended June 30, 2006 to $162 million in 2007 and from $359 million for the six months ended June 30, 2006 to $319 million in 2007. The decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

    Starz Entertainment expects that its full-year programming costs in 2007 will be 6%-9% lower than the 2006 costs due to Starz Entertainment receiving fewer first-run titles under certain of its output arrangements in 2007 and a lower effective rate for certain titles. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of costs experienced by Starz Entertainment may differ from the estimated decreases noted above.

    Starz Entertainment's SG&A expenses increased $2 million or 7.7% and decreased $2 million or 3.6% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These fluctuations are due primarily to changes in sales and marketing expenses in 2007, as compared to 2006. To a certain extent, the timing of Starz Entertainment's sales and marketing expenses are determined by Starz Entertainment's affiliates, and Starz Entertainment currently expects its full year 2007 sales and marketing expenses to exceed those of 2006 due to expected increases in affiliate and consumer marketing costs.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 8, 2007 and
Part I, Item 3 of our Annual Report on Form 10-K filed on March 1, 2007. Except as described below, there have been no material developments in such legal proceedings during the three months ended June 30, 2007.

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. In March 2005, the United States District Court for the District of Colorado entered a judgment in our favor and in favor of Messrs. Malone and Bennett with respect to the plaintiff's claims for damages arising from a failed attempt to acquire six regional cable television companies in Germany. In April 2007, the United States Court of Appeals for the Tenth Circuit affirmed the judgment entered by the trial court. The time period for the plaintiff to appeal that decision to the United States Supreme Court has lapsed and, accordingly, that judgment is now final.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) N/A

    (b) N/A

    (c) Purchases of Equity Securities by the Issuer

                                                 SERIES A LIBERTY INTERACTIVE COMMON STOCK
                           -------------------------------------------------------------------------------------
                                                                                            (D) MAXIMUM NUMBER
                                                                                          (OR APPROXIMATE DOLLAR
                                                                 (C) TOTAL NUMBER OF      VALUE) OF SHARES THAT
                           (A) TOTAL NUMBER    (B) AVERAGE     SHARES PURCHASED AS PART    MAY YET BE PURCHASED
                              OF SHARES       PRICE PAID PER    OF PUBLICLY ANNOUNCED       UNDER THE PLANS OR
PERIOD                        PURCHASED           SHARE           PLANS OR PROGRAMS              PROGRAMS
------                     ----------------   --------------   ------------------------   ----------------------
April 2007...............        457,627          $24.17                 457,627             $1,000.7 million
May 2007.................         31,100          $24.09                  31,100             $1,000.0 million
June 2007................     19,417,476          $24.95              19,417,476             $ 515.5 million
                              ----------                              ----------
  Total..................     19,906,203                              19,906,203
                              ==========                              ==========

    Liberty's program to repurchase shares of Liberty Interactive common stock was approved by its board of directors and disclosed in its 2006 Annual Proxy Statement dated April 7, 2006. In November 2006, Liberty's board of directors increased the aggregate amount of Liberty Interactive common stock that can be repurchased from $1 billion to $2 billion. Liberty may alter or terminate the program at any time.

                                                   SERIES A LIBERTY CAPITAL COMMON STOCK
                           -------------------------------------------------------------------------------------
                                                                                            (D) MAXIMUM NUMBER
                                                                                          (OR APPROXIMATE DOLLAR
                                                                 (C) TOTAL NUMBER OF      VALUE) OF SHARES THAT
                           (A) TOTAL NUMBER    (B) AVERAGE     SHARES PURCHASED AS PART    MAY YET BE PURCHASED
                              OF SHARES       PRICE PAID PER    OF PUBLICLY ANNOUNCED       UNDER THE PLANS OR
PERIOD                        PURCHASED           SHARE           PLANS OR PROGRAMS              PROGRAMS
------                     ----------------   --------------   ------------------------   ----------------------
April 2007...............     11,540,680         $113.00              11,540,680             $ 1,000 million
May 2007.................             --                                      --
June 2007................             --                                      --
                              ----------                              ----------
  Total..................     11,540,680                              11,540,680
                              ==========                              ==========

    Liberty's program to repurchase shares of Liberty Capital common stock was approved by its board of directors and disclosed in its 2006 Annual Proxy Statement dated April 7, 2006. In May 2007, Liberty's board of directors increased the aggregate amount of Liberty Capital common stock that can be repurchased to $2.3 billion. Liberty may alter or terminate the program at any time.

    In addition to the shares listed in the tables above, 515 shares of Series A Liberty Capital common stock and 1,304 shares of Series A Liberty Interactive common stock were surrendered in the second quarter of 2007 by certain of our officers to pay withholding for vested restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of stockholders held on May 1, 2007, the following matters were voted on and approved by the stockholders of the Company:

1.  Election of the following to the Company's Board of Directors:

                                                     VOTES FOR     VOTES WITHHELD
                                                   -------------   --------------
Robert R. Bennett................................  1,004,672,138    110,702,000
Paul A. Gould....................................    990,768,796    124,605,342
John C. Malone...................................    921,971,977    193,402,161

    The foregoing nominees also served on the Company's board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Donne F. Fisher, Gregory B. Maffei, David E. Rapley,
M. LaVoy Robison and Larry E. Romrell. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.

                                                           VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                                          -----------   -------------   -----------
2.  Approval of the Liberty Media Corporation 2007
    Incentive Plan......................................  598,684,948    302,264,004     3,469,060

    There were 110,425,581 broker non-votes with respect to this proposal.

3.  Ratification of KPMG LLP as the Company's independent
    auditors for the fiscal year ended December 31,
    2007.................................................  1,007,699,570   4,650,105   2,493,918

    There were no broker non-votes with respect to this proposal.

For each of proposals 2 and 3, proxies representing 100,530,545 votes were not returned.

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

                                           LIBERTY MEDIA CORPORATION

Date: August 8, 2007                       By:          /s/      GREGORY B. MAFFEI
                                                               -------------------------------------------
                                                                 Gregory B. Maffei
                                                                 President and Chief Executive Officer

Date: August 8, 2007                       By:          /s/      DAVID J.A. FLOWERS
                                                               -------------------------------------------
                                                                 David J.A. Flowers
                                                                 Senior Vice President and Treasurer
                                                                 (Principal Financial Officer)

Date: August 8, 2007                       By:          /s/      CHRISTOPHER W. SHEAN
                                                               -------------------------------------------
                                                                 Christopher W. Shean
                                                                 Senior Vice President and Controller
                                                                 (Principal Accounting Officer)

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