Form 10-Q
period 2007-09-30
LIBERTY MEDIA CORP
filed 2007-11-09
CIK 1355096

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2007 was:

           Series A Liberty Capital common stock 123,154,826 shares;
            Series B Liberty Capital common stock 5,988,319 shares;
       Series A Liberty Interactive common stock 578,769,455 shares; and
          Series B Liberty Interactive common stock 29,537,905 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2007            2006
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 3,089          3,107
  Trade and other receivables, net..........................        1,285          1,276
  Inventory, net............................................        1,015            831
  Program rights............................................          589            531
  Financial instruments (note 12)...........................          169            239
  Other current assets......................................          129            233
  Assets of discontinued operations (note 8)................           --            512
                                                                  -------         ------
    Total current assets....................................        6,276          6,729
                                                                  -------         ------
Investments in available-for-sale securities and other cost
  investments, including $1,371 million and $1,482 million
  pledged as collateral for share borrowing arrangements
  (note 9)..................................................       19,807         21,622
Long-term financial instruments (note 12)...................        1,226          1,340
Investments in affiliates, accounted for using the equity
  method....................................................        1,825          1,842
Investment in special purpose entity (note 10)..............          750             --

Property and equipment, at cost.............................        1,850          1,531
Accumulated depreciation....................................         (512)          (385)
                                                                  -------         ------
                                                                    1,338          1,146
                                                                  -------         ------
Intangible assets not subject to amortization:
  Goodwill (note 11)........................................        7,908          7,588
  Trademarks................................................        2,490          2,471
  Other.....................................................          173             --
                                                                  -------         ------
                                                                   10,571         10,059
                                                                  -------         ------
Intangible assets subject to amortization, net..............        3,932          3,910
Other assets, net (note 10).................................        1,740            990
                                                                  -------         ------
    Total assets............................................      $47,465         47,638
                                                                  =======         ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2007            2006
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    586             508
  Accrued interest..........................................          109             214
  Other accrued liabilities.................................          992           1,035
  Financial instruments (note 12)...........................        1,376           1,484
  Current portion of debt (note 13).........................          208             114
  Other current liabilities.................................          148             113
  Liabilities of discontinued operations (note 8)...........           --             101
                                                                 --------         -------
    Total current liabilities...............................        3,419           3,569
                                                                 --------         -------
Long-term debt (including $3,901 million measured at fair
  value at September 30, 2007) (note 13)....................       11,606           8,909
Long-term financial instruments (note 12)...................          161           1,706
Deferred income tax liabilities.............................        9,061           9,661
Other liabilities...........................................        1,496           1,870
                                                                 --------         -------
    Total liabilities.......................................       25,743          25,715
                                                                 --------         -------
Minority interests in equity of subsidiaries (note 10)......          891             290
Stockholders' equity (note 15):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................           --              --
  Series A Liberty Capital common stock, $.01 par value.
    Authorized 400,000,000 shares; issued and outstanding
    123,146,362 shares at September 30, 2007 and 134,503,165
    shares at December 31, 2006.............................            1               1
  Series B Liberty Capital common stock, $.01 par value.
    Authorized 25,000,000 shares; issued and outstanding
    5,988,319 shares at September 30, 2007 and 6,014,680
    shares at December 31, 2006.............................           --              --
  Series A Liberty Interactive common stock, $.01 par value.
    Authorized 2,000,000,000 shares; issued and outstanding
    588,824,394 shares at September 30, 2007 and 623,061,760
    shares at December 31, 2006.............................            6               6
  Series B Liberty Interactive common stock, $.01 par value.
    Authorized 125,000,000 shares; issued and outstanding
    29,538,105 shares at September 30, 2007 and 29,971,039
    shares at December 31, 2006.............................           --              --
  Additional paid-in capital................................       26,044          28,112
  Accumulated other comprehensive earnings, net of taxes....        5,328           5,952
  Accumulated deficit.......................................      (10,548)        (12,438)
                                                                 --------         -------
    Total stockholders' equity..............................       20,831          21,633
                                                                 --------         -------
Commitments and contingencies (note 16)
    Total liabilities and stockholders' equity..............     $ 47,465          47,638
                                                                 ========         =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net retail sales..........................................   $1,760     1,693      5,322      5,016
  Communications and programming services...................      491       323      1,245        926
                                                               ------     -----      -----      -----
                                                                2,251     2,016      6,567      5,942
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales.............................................    1,115     1,063      3,337      3,117
  Operating.................................................      479       369      1,297      1,075
  Selling, general and administrative, including stock-based
    compensation (note 5)...................................      241       201        718        599
  Depreciation and amortization.............................      176       147        499        434
  Impairment of long-lived assets...........................       41        --         41         --
                                                               ------     -----      -----      -----
                                                                2,052     1,780      5,892      5,225
                                                               ------     -----      -----      -----
    Operating income........................................      199       236        675        717

Other income (expense):
  Interest expense..........................................     (173)     (177)      (468)      (485)
  Dividend and interest income..............................      107        71        246        166
  Share of earnings (loss) of affiliates, net...............       (1)        3         24         32
  Realized and unrealized gains (losses) on financial
    instruments, net (note 12)..............................      400       (73)       493         96
  Gains on dispositions of assets, net......................        2        25        637        352
  Nontemporary declines in fair value of investments........       --        (4)        --         (4)
  Other, net................................................        2        --          7         13
                                                               ------     -----      -----      -----
                                                                  337      (155)       939        170
                                                               ------     -----      -----      -----
    Earnings from continuing operations before income taxes
      and minority interests................................      536        81      1,614        887
Income tax expense..........................................     (215)      (13)       (45)      (253)
Minority interests in earnings of subsidiaries..............       (2)       (5)       (21)       (20)
                                                               ------     -----      -----      -----
    Earnings from continuing operations.....................      319        63      1,548        614
Earnings (loss) from discontinued operations, net of taxes
  (note 8)..................................................       --        --        149        (10)
Cumulative effect of accounting change, net of taxes (note
  5)........................................................       --        --         --        (89)
                                                               ------     -----      -----      -----
    Net earnings............................................   $  319        63      1,697        515
                                                               ======     =====      =====      =====
Net earnings (loss):
  Liberty Series A and Series B common stock................   $   --        --         --         94
  Liberty Capital common stock..............................      241       (51)     1,426        218
  Liberty Interactive common stock..........................       78       114        271        203
                                                               ------     -----      -----      -----
                                                               $  319        63      1,697        515
                                                               ======     =====      =====      =====

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Basic earnings (loss) from continuing operations per common
  share (note 6):
  Liberty Series A and Series B common stock................   $  --         --         --        .07
  Liberty Capital common stock..............................   $1.87       (.36)      9.60       1.58
  Liberty Interactive common stock..........................   $ .12        .17        .42        .30
Diluted earnings (loss) from continuing operations per
  common share (note 6):
  Liberty Series A and Series B common stock................   $  --         --         --        .07
  Liberty Capital common stock..............................   $1.85       (.36)      9.53       1.58
  Liberty Interactive common stock..........................   $ .12        .17        .42        .30
Basic net earnings (loss) per common share (note 6):
  Liberty Series A and Series B common stock................   $  --         --         --        .03
  Liberty Capital common stock..............................   $1.87       (.36)     10.72       1.56
  Liberty Interactive common stock..........................   $ .12        .17        .42        .30
Diluted net earnings (loss) per common share (note 6):
  Liberty Series A and Series B common stock................   $  --         --         --        .03
  Liberty Capital common stock..............................   $1.85       (.36)     10.64       1.56
  Liberty Interactive common stock..........................   $ .12        .17        .42        .30

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -------------------------         -------------------------
                                                        2007             2006             2007             2006
                                                      --------         --------         --------         --------
                                                                          AMOUNTS IN MILLIONS
Net earnings........................................   $ 319               63            1,697              515
                                                       -----             ----            -----            -----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..........      68              (11)              90               67
  Unrealized holding gains (losses) arising during
    the period......................................    (270)             449             (317)           1,351
  Recognition of previously unrealized gains on
    available-for-sale securities, net..............      (1)             (10)            (397)             (25)
  Other comprehensive earnings from discontinued
    operations (note 8).............................      --               --               --                1
                                                       -----             ----            -----            -----
  Other comprehensive earnings (loss)...............    (203)             428             (624)           1,394
                                                       -----             ----            -----            -----
Comprehensive earnings..............................   $ 116              491            1,073            1,909
                                                       =====             ====            =====            =====
Comprehensive earnings (loss):
  Liberty Series A and Series B common stock........   $  --               --               --              755
  Liberty Capital common stock......................     194              331              970            1,025
  Liberty Interactive common stock..................     (78)             160              103              129
                                                       -----             ----            -----            -----
                                                       $ 116              491            1,073            1,909
                                                       =====             ====            =====            =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 7)
Cash flows from operating activities:
  Net earnings..............................................   $1,697        515
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Loss (earnings) from discontinued operations............     (149)        10
    Cumulative effect of accounting change..................       --         89
    Depreciation and amortization...........................      499        434
    Impairment of long-lived assets.........................       41         --
    Stock-based compensation................................       57         46
    Payments of stock-based compensation....................      (38)      (109)
    Noncash interest expense................................        7         81
    Share of earnings of affiliates, net....................      (24)       (32)
    Realized and unrealized gains on financial instruments,
     net....................................................     (493)       (96)
    Gains on disposition of assets, net.....................     (637)      (352)
    Nontemporary declines in fair value of investments......       --          4
    Minority interests in earnings of subsidiaries..........       21         20
    Deferred income tax benefit.............................      (74)       (96)
    Other noncash charges, net..............................       40         31
    Changes in operating assets and liabilities, net of the
     effects of acquisitions and dispositions:
      Current assets........................................     (245)      (220)
      Payables and other current liabilities................      (11)       261
                                                               ------     ------
        Net cash provided by operating activities...........      691        586
                                                               ------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      477        925
  Net proceeds (payments) from settlement of financial
    instruments.............................................      (66)       330
  Cash paid for acquisitions, net of cash acquired..........     (126)      (866)
  Cash received in exchange transactions....................    1,154         --
  Capital expended for property and equipment...............     (254)      (182)
  Net sales (purchases) of short term investments...........     (215)        12
  Investments in and loans to cost and equity investees.....      (91)      (178)
  Investment in special purpose entity......................     (750)        --
  Net increase in restricted cash...........................     (735)        --
  Repurchases of subsidiary common stock....................       --       (314)
  Other investing activities, net...........................      (11)        61
                                                               ------     ------
        Net cash used by investing activities...............     (617)      (212)
                                                               ------     ------
Cash flows from financing activities:
  Borrowings of debt........................................    1,612      2,377
  Repayments of debt........................................     (351)    (1,383)
  Repurchases of Liberty common stock.......................   (2,126)      (731)
  Contribution from minority owner..........................      751         --
  Other financing activities, net...........................       11         (4)
                                                               ------     ------
        Net cash provided (used) by financing activities....     (103)       259
                                                               ------     ------
Effect of foreign currency exchange rates on cash...........       10         11
                                                               ------     ------
Net cash provided to discontinued operations:
  Cash provided by operating activities.....................        8         61
  Cash used by investing activities.........................       (9)       (58)
  Cash provided by financing activities.....................       --          4
  Change in available cash held by discontinued
    operations..............................................        2         (5)
                                                               ------     ------
        Net cash provided by discontinued operations........        1          2
                                                               ------     ------
        Net increase (decrease) in cash and cash
        equivalents.........................................      (18)       646
        Cash and cash equivalents at beginning of period....    3,107      1,896
                                                               ------     ------
        Cash and cash equivalents at end of period..........   $3,089      2,542
                                                               ======     ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                     COMMON STOCK
                                     ---------------------------------------------                 ACCUMULATED
                                        LIBERTY CAPITAL       LIBERTY INTERACTIVE    ADDITIONAL       OTHER
                         PREFERRED   ---------------------   ---------------------    PAID-IN     COMPREHENSIVE
                           STOCK     SERIES A    SERIES B    SERIES A    SERIES B     CAPITAL       EARNINGS
                         ---------   ---------   ---------   ---------   ---------   ----------   -------------
                                                          AMOUNTS IN MILLIONS
Balance at
  January 1, 2007......  $    --           1          --           6         --        28,112         5,952
  Net earnings.........       --          --          --          --         --            --            --
  Other
  comprehensive loss..        --          --          --          --         --            --          (624)
  Issuance of common
    stock for
    acquisition........       --          --          --          --         --             7            --
  Cumulative effects of
    accounting changes,
    net (notes 13 and
    14)................       --          --          --          --         --            --            --
  Issuance of common
    stock upon exercise
    of stock options...       --          --          --          --         --            34            --
  Series A Liberty
    Capital stock
    repurchases........       --          --          --          --         --        (1,305)           --
  Series A Liberty
    Interactive stock
    repurchases........       --          --          --                     --          (821)           --
  Stock compensation...       --          --          --          --         --            29            --
  Other................       --          --          --          --         --           (12)           --
                         ---------   ---------   ---------   ---------     ----        ------         -----
Balance at
September 30, 2007.....  $    --           1          --           6         --        26,044         5,328
                         =========   =========   =========   =========     ====        ======         =====


                                           TOTAL
                         ACCUMULATED   STOCKHOLDERS'
                           DEFICIT        EQUITY
                         -----------   -------------
                             AMOUNTS IN MILLIONS
Balance at
  January 1, 2007......    (12,438)        21,633
  Net earnings.........      1,697          1,697
  Other
  comprehensive loss..          --           (624)
  Issuance of common
    stock for
    acquisition........         --              7
  Cumulative effects of
    accounting changes,
    net (notes 13 and
    14)................        193            193
  Issuance of common
    stock upon exercise
    of stock options...         --             34
  Series A Liberty
    Capital stock
    repurchases........         --         (1,305)
  Series A Liberty
    Interactive stock
    repurchases........         --           (821)
  Stock compensation...         --             29
  Other................         --            (12)
                           -------         ------
Balance at
September 30, 2007.....    (10,548)        20,831
                           =======         ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007
                                  (UNAUDITED)

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

(2) Tracking Stocks

    On May 9, 2006, Liberty completed a restructuring (the "Restructuring") pursuant to which the Company was organized as a new holding company and issued two new tracking stocks. In the Restructuring, Liberty became the new publicly traded parent company of Liberty Media LLC ("Old Liberty"). In the Restructuring, each holder of Old Liberty's common stock received for each share of Old Liberty's Series A common stock held immediately prior to the Restructuring, 0.25 of a share of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the Company's Series A Liberty Interactive common stock and 0.05 of a share of the Company's Series A Liberty Capital common stock, and for each share of Old Liberty's Series B common stock held immediately prior to the Restructuring,
0.25 of a share of the Company's Series B Liberty Interactive common stock and
0.05 of a share of the Company's Series B Liberty Capital common stock, in each case, with cash in lieu of any fractional shares. Liberty is the successor reporting company to Old Liberty. Each tracking stock is intended to track and reflect the economic performance of one of two designated groups, the Interactive Group and the Capital Group, respectively.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Backcountry.com, Inc. ("Backcountry"), Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $3,107 million principal amount (as of September 30, 2007) of its senior notes and debentures to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Entertainment, LLC ("Starz Entertainment"), Starz Media, LLC ("Starz Media"), FUN Technologies, Inc. ("FUN"), Atlanta National League Baseball Club, Inc. (the "Atlanta Braves"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"); its equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and its interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed $5,231 million principal amount (as of September 30, 2007) of its senior exchangeable debentures and bank debt to the Capital Group.

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for Liberty's tracking stock groups.

(3) Proposed Tracking Stock

    On October 23, 2007, Liberty's stockholders approved a group of related proposals to amend and restate its certificate of incorporation to reclassify the Liberty Capital common stock into two new tracking stocks, one to retain the designation Liberty Capital common stock and the other to be designated the Liberty Entertainment common stock (the "Reclassification"). Implementation of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Reclassification is contingent upon the completion of Liberty's exchange transaction (the "News Corporation Exchange") with News Corporation pursuant to which Liberty would exchange its approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which would hold an approximate 40% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the News Corporation Exchange, which is conditioned upon receipt of certain governmental approvals and a favorable tax ruling and opinion, is expected before the end of 2007.

    If the Reclassification is implemented, the Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which would initially have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including Liberty's subsidiaries Starz Entertainment and FUN, its equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of September 30, 2007) of Liberty's publicly-traded debt. In addition, Liberty would attribute to the Entertainment Group all of the businesses and assets received in the News Corporation Exchange.

    Upon implementation of the Reclassification, the Capital Group would have attributed to it all of Liberty's businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including its subsidiaries Starz Media, Atlanta National League Baseball Club, Inc., Leisure Arts, TruePosition and WFRV Television Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. In addition, the Capital Group would have attributed to it $3,930 million principal amount (as of September 30, 2007) of Liberty's existing publicly-traded debt and $750 million of its bank debt.

    The Reclassification would not change the businesses, assets and liabilities currently attributed to the Interactive Group.

(4) Recent Accounting Pronouncements

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5) Stock-Based Compensation

    The Company has granted to certain of its employees and directors and employees of its subsidiaries options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Capital common stock and Series A and Series B Liberty Interactive common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, Liberty issues new shares from its authorized, but unissued shares.

STATEMENT 123R

    Liberty accounts for compensation related to Awards granted to its employees and directors pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123R"). Statement 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment loss, net of related income taxes.

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

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  September 30, 2007........................................    $17
  September 30, 2006........................................    $(5)

Nine months ended:
  September 30, 2007........................................    $57
  September 30, 2006........................................    $46

    As of September 30, 2007, the total compensation cost related to unvested Liberty equity awards was approximately $75 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

LIBERTY AWARDS

    During the nine months ended September 30, 2007, Liberty granted 402,503 options to purchase shares of Series A Liberty Capital common stock and 4,486,814 options to purchase shares of Series A Liberty Interactive common stock to certain of its directors, officers and employees and officers and employees of certain subsidiaries. Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The Series A Liberty Capital options and the Series A Liberty Interactive options granted in 2007 had a weighted average grant-date fair value of $27.79 and $5.84, respectively.

    The following table presents the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

                                    SERIES A               SERIES B                SERIES A                 SERIES B
                                     LIBERTY                LIBERTY                 LIBERTY                  LIBERTY
                                     CAPITAL                CAPITAL               INTERACTIVE              INTERACTIVE
                                     COMMON                 COMMON                  COMMON                   COMMON
                                      STOCK       WAEP       STOCK       WAEP        STOCK        WAEP        STOCK        WAEP
                                    ---------   --------   ---------   --------   -----------   --------   -----------   --------
                                                                   NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2007....    2,318     $ 93.24      1,498     $101.37      21,503       $19.71       7,491       $23.41
  Granted.........................      403     $109.38         --                   4,487       $21.27          --
  Exercised.......................     (250)    $ 85.10         --                  (1,560)      $17.41          --
  Forfeited.......................      (16)    $274.49         --                    (553)      $29.68          --
  Repurchased.....................       --                     --                    (510)      $17.76          --
                                      -----                  -----                  ------                    -----
Outstanding at September 30,
  2007............................    2,455     $ 94.31      1,498     $101.37      23,367       $19.95       7,491       $23.41
                                      =====                  =====                  ======                    =====
Exercisable at September 30,
  2007............................    1,678     $ 95.64      1,468     $101.69      10,909       $21.06       7,341       $23.48
                                      =====                  =====                  ======                    =====

    The following table provides additional information about outstanding options to purchase Liberty common stock at September 30, 2007.

                                  NO. OF                      WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
                                OUTSTANDING     WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                                  OPTIONS     OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
                                  (000'S)       OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
                                -----------   -----------   ------------   ---------   -----------   -----------   ---------
Series A Capital..............      2,455       $ 94.31     4.8 years       $80,158       1,678        $ 95.64      $54,226
Series B Capital..............      1,498       $101.37     3.7 years       $32,429       1,468        $101.69      $31,304
Series A Interactive..........     23,367       $ 19.95     5.4 years       $18,541      10,909        $ 21.06      $ 7,473
Series B Interactive..........      7,491       $ 23.41     3.7 years       $    --       7,341        $ 23.48      $    --

(6) Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

LIBERTY SERIES A AND SERIES B COMMON STOCK

    The basic EPS calculation is based on 2,803 million weighted average outstanding shares of Liberty common stock for the period from January 1, 2006 to May 9, 2006 (the date the Restructuring was effected).

    The cumulative effect of accounting change per common share for the period from January 1, 2006 to May 9, 2006 was a loss of $0.03.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Loss from discontinued operations per common share for the period from January 1, 2006 to May 9, 2006 was less than $.01.

LIBERTY CAPITAL COMMON STOCK

    The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the nine months ended September 30, 2007 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

                                                              LIBERTY CAPITAL COMMON STOCK
                                            -----------------------------------------------------------------
                                                                                                PERIOD FROM
                                             THREE MONTHS     NINE MONTHS      THREE MONTHS     MAY 10, 2006
                                                ENDED            ENDED            ENDED              TO
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2007             2007             2006             2006
                                            --------------   --------------   --------------   --------------
                                                              NUMBERS OF SHARES IN MILLIONS
Basic EPS.................................       129                133            140              140
Stock options.............................         1                  1             --               --
                                                 ---                ---            ---              ---
Diluted EPS...............................       130                134            140              140
                                                 ===                ===            ===              ===

    Loss from discontinued operations per common share for each of the three and nine month periods ended September 30, 2006 was less than $.01. Basic earnings from discontinued operations for the nine months ended September 30, 2007 was $1.12.

LIBERTY INTERACTIVE COMMON STOCK

    The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the nine months ended September 30, 2007 are approximately 28 million potential common shares because their inclusion would be anti-dilutive.

                                                            LIBERTY INTERACTIVE COMMON STOCK
                                            -----------------------------------------------------------------
                                                                                                PERIOD FROM
                                             THREE MONTHS     NINE MONTHS      THREE MONTHS     MAY 10, 2006
                                                ENDED            ENDED            ENDED              TO
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2007             2007             2006             2006
                                            --------------   --------------   --------------   --------------
                                                              NUMBERS OF SHARES IN MILLIONS
Basic EPS.................................       628                643            671              679
Stock options.............................         1                  2             --               --
                                                 ---                ---            ---              ---
Diluted EPS...............................       629                645            671              679
                                                 ===                ===            ===              ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7) Supplemental Disclosures to Statements of Cash Flows

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $  164     1,499
  Net liabilities assumed...................................      (33)     (239)
  Deferred tax liabilities..................................        3       (52)
  Minority interest.........................................       (1)      (71)
  Exchange of cost investment...............................       --      (235)
  Common stock issued.......................................       (7)      (36)
                                                               ------     -----
    Cash paid for acquisitions, net of cash acquired........   $  126       866
                                                               ======     =====
Available-for-sale securities exchanged for consolidated
  subsidiaries and cash.....................................   $1,718        --
                                                               ======     =====

(8) Discontinued Operations

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9) Investments in Available-for-Sale Securities and Other Cost Investments

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2007            2006
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
Capital Group
  News Corporation..................................      $11,536         11,158
  Time Warner Inc. ("Time Warner")(1)...............        1,885          3,728
  Sprint Nextel Corporation(2)......................        1,660          1,651
  Motorola, Inc.(3).................................        1,371          1,522
  Other available-for-sale equity securities(4).....          649            830
  Other available-for-sale debt securities..........          361            135
  Other cost investments and related receivables....           45             34
                                                          -------         ------
    Total attributed Capital Group..................       17,507         19,058
                                                          -------         ------
Interactive Group
  IAC/InterActiveCorp...............................        2,054          2,572
  Other.............................................          246             --
                                                          -------         ------
    Total attributed Interactive Group..............        2,300          2,572
                                                          -------         ------
      Consolidated Liberty..........................       19,807         21,630
      Less short-term investments...................           --             (8)
                                                          -------         ------
                                                          $19,807         21,622
                                                          =======         ======

------------------------

(1) Includes $167 million and $198 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

(2) Includes $171 million and $170 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

(3) Includes $962 million and $1,068 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

(4) Includes $71 million and $46 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

TIME WARNER

    On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately
68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

CBS CORPORATION

    On April 16, 2007, Liberty completed a transaction (the "CBS Exchange") with CBS Corporation pursuant to which Liberty exchanged all of its 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES cash. Liberty recognized a pre-tax gain of $31 million based on the difference between the fair value and the weighted average cost basis of the CBS shares exchanged.

    On a pro forma basis, the results of operations of the Atlanta Braves, Leisure Arts and WFRV TV Station are not significant to those of Liberty for the nine months ended September 30, 2007 and 2006.

UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                            SEPTEMBER 30, 2007         DECEMBER 31, 2006
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $8,263            --       9,335            --
Gross unrealized holding losses.........    $  (23)           (1)         (1)           --

    The aggregate fair value of securities with unrealized holding losses at September 30, 2007 was $373 million. None of these securities had unrealized losses for more than 12 continuous months.

(10) Investment in Special Purpose Entity

    In April 2007, Liberty and a third party financial institution (the "Financial Institution") jointly created a series of special purpose entities (the "Investment Fund"). Pursuant to the terms of the Investment Fund, a Liberty subsidiary borrowed $750 million from the Financial Institution with the intent to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors (the "Debt Securities") that Liberty believes have favorable risk/return profiles. One of the special purpose entities in the Investment Fund ("MFC") is a variable interest entity of which the Financial Institution has been deemed the primary beneficiary and thus its parent for consolidation purposes. Liberty contributed the borrowed funds to MFC in exchange for a mandatorily redeemable preferred stock interest. MFC subsequently invested the proceeds as an equity investment in another special purpose entity ("LCAP Investments LLC") which will make and hold the investments in the Debt Securities. A Liberty subsidiary separately made a nominal investment in LCAP Investments LLC which allows it to serve as its Managing Member. LCAP Investments LLC is considered a variable interest entity of which Liberty is deemed the primary beneficiary as a result of various special profit and loss allocations set forth in the governing agreements. As a result, LCAP Investments LLC is treated as a consolidated subsidiary of Liberty. Liberty is required to post cash collateral for the benefit of the Financial Institution of up to 20% of the cost of the Debt Securities.

    The various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," and Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," and related interpretations, have resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and available-for-sale securities, respectively. The $750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC is presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC is reflected as minority interest in Liberty's condensed consolidated balance sheet. The structural form of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

    The amount of restricted cash in the Investment Fund at September 30, 2007 is $735 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(11) Intangible Assets

GOODWILL

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

                                                          STARZ
                                             QVC      ENTERTAINMENT    OTHER      TOTAL
                                           --------   -------------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2007...............   $5,416        1,371          801      7,588
  Acquisitions(1)........................       --           --          334        334
  Foreign currency translation...........       40           --           14         54
  Impairment(2)..........................       --           --          (32)       (32)
  Other(3)...............................      (34)          --           (2)       (36)
                                            ------        -----        -----      -----
Balance at September 30, 2007............   $5,422        1,371        1,115      7,908
                                            ======        =====        =====      =====

------------------------

(1) The increase in goodwill relates primarily to the Time Warner Exchange and the CBS Exchange. The amount of goodwill recorded represents the difference between the consideration given up and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

(2) During the three months ended September 30, 2007, FUN recognized an impairment loss related to its sports information segment due to new competitors in the market place and the resulting loss of revenue and operating income. FUN calculated its impairment charge based on a third-party valuation of the sports information segment.

(3) Other for QVC primarily relates to the reversal of certain tax reserves in connection with the adoption of FIN 48 (see note 14). Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves is a reduction of goodwill.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $384 million and $347 million for the nine months ended September 30, 2007 and 2006, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2007...........................................    $131
2008........................................................    $492
2009........................................................    $444
2010........................................................    $408
2011........................................................    $381

(12) Financial Instruments

    The Company's financial instruments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
TYPE OF FINANCIAL INSTRUMENT                               2007            2006
----------------------------                          --------------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars....................................      $1,220           1,218
  Other.............................................         175             361
                                                          ------          ------
                                                           1,395           1,579
  Less current portion..............................        (169)           (239)
                                                          ------          ------
                                                          $1,226           1,340
                                                          ======          ======
LIABILITIES
  Borrowed shares...................................      $1,371           1,482
  Exchangeable debenture call option
    obligations(1)..................................          --           1,280
  Equity collars....................................         132             416
  Other.............................................          34              12
                                                          ------          ------
                                                           1,537           3,190
  Less current portion..............................      (1,376)         (1,484)
                                                          ------          ------
                                                          $  161           1,706
                                                          ======          ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures(1)...........................    $330         --
Equity collars..............................................     107        147
Borrowed shares.............................................     111       (198)
Exchangeable debenture call option obligations(1)...........      --         69
Other derivatives...........................................     (55)        78
                                                                ----       ----
                                                                $493         96
                                                                ====       ====

------------------------

(1) See note 13 regarding the accounting for the Company's senior exchangeable debentures.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(13) Long-Term Debt

    Debt is summarized as follows:

                                                          OUTSTANDING             CARRYING VALUE
                                                           PRINCIPAL      ------------------------------
                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2007             2007            2006
                                                         --------------   --------------   -------------
                                                                       AMOUNTS IN MILLIONS
Capital Group
  Senior exchangeable debentures
    0.75% Senior Exchangeable Debentures due 2023......     $ 1,750             1,921          1,637
    4% Senior Exchangeable Debentures due 2029.........         869               565            254
    3.75% Senior Exchangeable Debentures due 2030......         810               474            234
    3.5% Senior Exchangeable Debentures due 2031.......         501               489            238
    3.25% Senior Exchangeable Debentures due 2031......         551               452            119
  Liberty bank facility................................         750               750             --
  Subsidiary debt......................................          96                96            158
                                                            -------           -------          -----
      Total attributed Capital Group debt..............       5,327             4,747          2,640
                                                            -------           -------          -----
Interactive Group
  Senior notes and debentures
    7.875% Senior Notes due 2009.......................         670               667            667
    7.75% Senior Notes due 2009........................         233               234            234
    5.7% Senior Notes due 2013.........................         802               801            800
    8.5% Senior Debentures due 2029....................         500               495            495
    8.25% Senior Debentures due 2030...................         902               895            895
  QVC bank credit facilities...........................       3,900             3,900          3,225
  Other subsidiary debt................................          75                75             67
                                                            -------           -------          -----
      Total attributed Interactive Group debt..........       7,082             7,067          6,383
                                                            -------           -------          -----
  Total consolidated Liberty debt......................     $12,409            11,814          9,023
                                                            =======
    Less current maturities............................                          (208)          (114)
                                                                              -------          -----
Total long-term debt...................................                       $11,606          8,909
                                                                              =======          =====

SENIOR EXCHANGEABLE DEBENTURES

    Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature of its senior exchangeable debentures separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty now accounts for its senior exchangeable debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Decreases in the fair value of the exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying condensed consolidated statements of operations and aggregated $330 million for the nine months ended September 30, 2007.

    In the third quarter of 2007, Liberty revised the transition adjustment for its adoption of Statement 155 to include the removal of deferred loan costs related to its senior exchangeable debentures. The impact of this revision to Liberty's condensed consolidated balance sheet was a $47 million decrease to other assets, an $18 million decrease to deferred tax liabilities and a $29 million increase to accumulated deficit. Liberty does not believe this revision, which is limited to these balance sheet accounts, is material to its previously reported 2007 balance sheets.

    The impact--increase/(decrease)--on Liberty's balance sheet of the adoption of Statement 155, including the aforementioned third quarter revision, is as follows (amounts in millions):

Other assets................................................  $   (47)
Long-term financial instrument liabilities..................  $(1,280)
Long-term debt..............................................  $ 1,848
Deferred income tax liabilities.............................  $  (234)
Accumulated deficit.........................................  $   381

LIBERTY BANK FACILITY

    Represents borrowings related to the Investment Fund described in note 10 above. Borrowings accrue interest at a rate of LIBOR plus an applicable margin.

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

    The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at September 30, 2007. QVC's ability to borrow the unused portion of its credit agreements is dependent

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

QVC INTEREST RATE SWAP ARRANGEMENTS

    QVC is a party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. QVC is also party to an interest rate swap arrangement with a notional amount of $500 million. This swap arrangement, which expires in September 2008, provides for QVC to make fixed payments at 4.76% and to receive variable payments at 3 month LIBOR. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet.

OTHER SUBSIDIARY DEBT

    Other subsidiary debt at September 30, 2007, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2007 is as follows (amounts in millions):

Senior notes................................................   $1,677
Senior debentures...........................................   $1,386

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at September 30, 2007.

(14) Income Taxes

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

    As of September 30, 2007, the Company's 2001 and 2002 tax years are closed for federal income tax purposes, although tax loss carryforwards from those years are still subject to adjustment. The Company's tax years 2003 through 2006 are under IRS examination, and its 2007 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. In conjunction with the CAP program, the Company expects the IRS to complete its examination of the 2003 through 2006 tax years by the third quarter of 2008. While it is reasonably possible that completion of these examinations could result in a significant change to the amount of the Company's unrecognized tax benefits, the Company is unable to provide an estimate of the range of such a change at this time.

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

EFFECTIVE TAX RATE

    The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of these exchange transactions, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit. Accordingly, an income tax benefit adjustment of approximately
$541 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2007.

(15) Stockholders' Equity

    As of September 30, 2007, there were 2.5 million and 1.5 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    As of September 30, 2007, there were 23.4 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

    In addition to the Series A and Series B Liberty Capital common stock and the Series A and Series B Liberty Interactive common stock, there are 300 million and 1,500 million shares of Series C Liberty Capital and Series C Liberty Interactive common stock, respectively, authorized for issuance. As of September 30, 2007, no shares of either Series C common stock were issued or outstanding.

    During the nine months ended September 30, 2007, the Company repurchased
16.8 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $337 million. Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

    In addition, on May 15, 2007, Liberty commenced a tender offer pursuant to which it sought to purchase up to 19,417,476 shares of Series A Liberty Interactive common stock at a price not greater than $25.75 or less than $23.75 per share. The tender offer expired on June 12, 2007, and 27,543,660 shares of Series A Liberty Interactive common stock were properly tendered at or below a purchase price of $24.95 per share. The final proration factor was approximately 70.3952% and Liberty accepted for purchase 19,417,476 shares at a price of $24.95 per share, or aggregate cash consideration of $484 million.

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

    During the nine months ended September 30, 2007, the Company sold put options on Series A Liberty Capital common stock for aggregate net cash proceeds of $3 million. As of September 30, 2007, put options with respect to approximately 1,361,000 shares of Series A Liberty Capital common stock with a weighted average put price of $110.20 remained outstanding. Such put options expire on or before November 30, 2007. Liberty has also sold put options on Series A Liberty Interactive common stock for aggregate net cash proceeds of $7 million. As of September 30, 2007, put options with respect to approximately 5,972,000 shares of Series A Liberty Interactive common stock with a weighted average put price of $18.84 remained outstanding. Such put options expire on or before December 31, 2007. The Company accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Accordingly, the put options are recorded in financial instrument liabilities at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

(16) Commitments and Contingencies

FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2007 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2007 is payable as follows:
$122 million in 2007, $22 million in 2008 and $18 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $19 million in 2007; $528 million in 2008; $89 million in 2009; $80 million in 2010;
$78 million in 2011; and $210 million thereafter.

    Prior to September 17, 2007, Starz Entertainment was obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010. Sony had the right to extend its contract for an additional three years, which it elected to do on September 17, 2007. Pursuant to the terms of the contract extension, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Such payments to Sony will be amortized ratably as programming expense over the extension period beginning in 2011. Such extension will also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009 and all qualifying films produced for theatrical release in the United States by Revolution Studios, an equity affiliate, through 2006. Disney has the right to extend its contract for an additional three years. If Disney elects to extend its contract, Starz Entertainment would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    Films are generally available to Starz Entertainment for exhibition
10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment under the Sony, Disney and Revolution output agreements are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2007, Liberty's guarantee for obligations for films released by such date aggregated $647 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    In connection with agreements for the sale of certain assets, Liberty typically retains liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES matters. Liberty generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Liberty. These types of indemnification guarantees typically extend for a number of years. Liberty is unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

EMPLOYMENT CONTRACTS

    The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2007 aggregated $108 million, which is payable as follows: $2 million in 2007, $65 million in 2008, $19 million in 2009 and $22 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this position has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,697 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split-off from AT&T. Of that amount, $820 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") or offsets to taxable income earned in prior taxable years and is offsetting taxable income earned in the current year.

    In connection with the IRS' examination of Liberty's 2003 through 2006 tax returns, and consistent with the position espoused in the previously issued Technical Advice Memorandums to other taxpayers, the IRS has notified Liberty that it believes the interest expense on Liberty's exchangeable debentures is not deductible for the period following Liberty's split-off from AT&T. If the IRS were to prevail in its proposed treatment, in its entirety, Liberty's NOLs would be eliminated and Liberty would have net

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES taxable income in 2004 and later years. The effect of the treatment proposed by the IRS would be to increase Liberty's tax liability by approximately
$81 million through 2004 and by approximately $748 million for the period 2005 through the third quarter of 2007. Liberty would, however, be entitled to a corresponding increase in the bases of the reference shares for tax purposes equal to the amount of interest disallowed, such that a sale by Liberty of the reference shares at current market prices would not, in the aggregate, result in any recognition of gain. Liberty does not believe that for financial statement purposes there would be a material impact on its reported total tax expense as the resulting increase in current tax expense would be largely offset by a decrease in deferred tax expense.

    Liberty disagrees with the IRS' proposed treatment and intends to vigorously dispute its proposed treatment. If, however, Liberty were unsuccessful in contesting the IRS' proposed treatment, it would be required to make current federal income tax payments and may be required to make interest payments to the IRS in amounts that may be significant.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(17) Operating Segments

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    For the nine months ended September 30, 2007, Liberty has identified the following businesses as its reportable segments:

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

PERFORMANCE MEASURES

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
Interactive Group
  QVC................................   $5,063        1,121         4,838         1,099
  Corporate and other................      259           17           178            16
                                        ------        -----         -----         -----
                                         5,322        1,138         5,016         1,115
                                        ------        -----         -----         -----
Capital Group
  Starz Entertainment................      801          216           776           136
  Corporate and other................      444          (82)          150           (54)
                                        ------        -----         -----         -----
                                         1,245          134           926            82
                                        ------        -----         -----         -----
Consolidated Liberty.................   $6,567        1,272         5,942         1,197
                                        ======        =====         =====         =====

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
Interactive Group
  QVC................................   $1,686         364          1,653          366
  Corporate and other................       74          (1)            40           (1)
                                        ------         ---          -----          ---
                                         1,760         363          1,693          365
                                        ------         ---          -----          ---
Capital Group
  Starz Entertainment................      282          88            253           45
  Corporate and other................      209         (18)            70          (32)
                                        ------         ---          -----          ---
                                           491          70            323           13
                                        ------         ---          -----          ---
Consolidated Liberty.................   $2,251         433          2,016          378
                                        ======         ===          =====          ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

OTHER INFORMATION

                                                                       SEPTEMBER 30, 2007
                                                              -------------------------------------
                                                                         INVESTMENTS
                                                               TOTAL         IN          CAPITAL
                                                               ASSETS    AFFILIATES    EXPENDITURES
                                                              --------   -----------   ------------
                                                                       AMOUNTS IN MILLIONS
Interactive Group
  QVC.......................................................  $20,289          --          226
  Corporate and other.......................................    5,314       1,312           10
  Intragroup elimination....................................   (6,213)         --           --
                                                              -------       -----          ---
                                                               19,390       1,312          236
                                                              -------       -----          ---
Capital Group
  Starz Entertainment.......................................    2,865          --            5
  Corporate and other.......................................   25,340         513           13
                                                              -------       -----          ---
                                                               28,205         513           18
                                                              -------       -----          ---
Inter-group eliminations....................................     (130)         --           --
                                                              -------       -----          ---
Consolidated Liberty........................................  $47,465       1,825          254
                                                              =======       =====          ===

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................   $ 433        378      1,272      1,197
Stock-based compensation....................................     (17)         5        (57)       (46)
Depreciation and amortization...............................    (176)      (147)      (499)      (434)
Impairment of long-lived assets.............................     (41)        --        (41)        --
Interest expense............................................    (173)      (177)      (468)      (485)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     400        (73)       493         96
Gains on dispositions of assets, net........................       2         25        637        352
Other, net..................................................     108         70        277        207
                                                               -----       ----      -----      -----
  Earnings from continuing operations before income taxes
    and minority interests..................................   $ 536         81      1,614        887
                                                               =====       ====      =====      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and Starz Entertainment, anticipated programming and marketing costs at Starz Entertainment, our expectations regarding Starz Media's results of operations for the next two to three years, our projected sources and uses of cash for the remainder of 2007, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

    - disruption in the production of theatrical films or television programs due to strikes by unions representing writers, directors or actors;

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

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. TruePosition, Inc., BuySeasons, Inc., Backcountry.com, Inc. and WFRV and WJMN Television
Station, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in August 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a controlling interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. Atlanta National League Baseball Club, Inc., which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an online retailer of costumes, accessories, decor and party supplies. Backcountry, which we acquired in June 2007, operates six websites offering outdoor and backcountry sports gear and clothing. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

    In addition to the foregoing businesses, we hold an approximate 25% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related financial instruments in public companies such as News Corporation, Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

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

    The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidaries QVC, Provide, BuySeasons and Backcountry and our interests in Expedia and IAC/ InterActiveCorp. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed
$3,107 million principal amount (as of September 30, 2007) of our senior notes and debentures to the Interactive Group.

    The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries Starz Entertainment, Starz Media, FUN, the Atlanta Braves, Leisure Arts, TruePosition and WFRV TV Station, our equity affiliates GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $5,231 million principal amount (as of September 30, 2007) of our senior exchangeable debentures and bank debt to the Capital Group.

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for our tracking stock groups.

PROPOSED TRACKING STOCK

    On October 23, 2007, our stockholders approved a group of related proposals to amend and restate our certificate of incorporation to reclassify our Liberty Capital common stock into two new tracking stocks, one to retain the designation Liberty Capital common stock and the other to be designated the Liberty Entertainment common stock. Implementation of the Reclassification is contingent upon the completion of the News Corporation Exchange pursuant to which we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which would hold an approximate 40% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the News Corporation Exchange, which is conditioned upon receipt of certain governmental approvals and a favorable tax ruling and opinion, is expected before the end of 2007.

    If the Reclassification is implemented, the Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which would initially have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including our subsidiaries Starz Entertainment and FUN, our equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of September 30, 2007) of our publicly-traded debt. In addition, we would attribute to the Entertainment Group all of the businesses and assets received in the News Corporation Exchange.

    Upon implementation of the Reclassification, the Capital Group would have attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, Atlanta National League Baseball Club, Inc., Leisure Arts, TruePosition and WFRV Television Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. In addition, the Capital Group would have attributed to it $3,930 million principal amount (as of September 30, 2007) of our existing publicly-traded debt and $750 million of our bank debt.

    The Reclassification would not change the businesses, assets and liabilities currently attributed to our Interactive Group.

2007 COMPLETED TRANSACTIONS

    In addition to the sales of OPTV and AEG described in note 8 to the accompanying condensed consolidated financial statements, we have several other completed transactions. Among these are:

    On April 16, 2007, we completed the CBS Exchange with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash.

    On May 17, 2007 we completed the Time Warner Exchange in which we exchanged approximately 68.5 million shares of Time Warner common stock for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash.

    On June 22, 2007 we acquired $81.3% of the outstanding capital stock of Backcountry.com, Inc. for cash consideration of $120 million, of which $11 million will be held in escrow for one year following the closing to satisfy any indemnification claims.

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

CONSOLIDATED OPERATING RESULTS

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  Interactive Group
    QVC........................................   $1,686     1,653      5,063      4,838
    Corporate and Other........................       74        40        259        178
                                                  ------     -----      -----      -----
                                                   1,760     1,693      5,322      5,016
                                                  ------     -----      -----      -----
  Capital Group
    Starz Entertainment........................      282       253        801        776
    Corporate and Other........................      209        70        444        150
                                                  ------     -----      -----      -----
                                                     491       323      1,245        926
                                                  ------     -----      -----      -----
      Consolidated Liberty.....................   $2,251     2,016      6,567      5,942
                                                  ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  Interactive Group
    QVC........................................   $  364       366      1,121      1,099
    Corporate and Other........................       (1)       (1)        17         16
                                                  ------     -----      -----      -----
                                                     363       365      1,138      1,115
                                                  ------     -----      -----      -----
  Capital Group
    Starz Entertainment........................       88        45        216        136
    Corporate and Other........................      (18)      (32)       (82)       (54)
                                                  ------     -----      -----      -----
                                                      70        13        134         82
                                                  ------     -----      -----      -----
      Consolidated Liberty.....................   $  433       378      1,272      1,197
                                                  ======     =====      =====      =====
OPERATING INCOME (LOSS)
  Interactive Group
    QVC........................................   $  231       257        718        711
    Corporate and Other........................      (10)       (7)        (6)        --
                                                  ------     -----      -----      -----
                                                     221       250        712        711
                                                  ------     -----      -----      -----
  Capital Group
    Starz Entertainment........................       78        40        180        117
    Corporate and Other........................     (100)      (54)      (217)      (111)
                                                  ------     -----      -----      -----
                                                     (22)      (14)       (37)         6
                                                  ------     -----      -----      -----
      Consolidated Liberty.....................   $  199       236        675        717
                                                  ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $235 million or 11.7% and $625 million or 10.5% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. In addition to the increases for QVC and Starz Entertainment, the three month increase is due primarily to $101 million generated by the Atlanta Braves, which we acquired in May 2007, a $45 million increase for Starz Media, which we acquired in August 2006 and $27 million generated by Backcountry, which we acquired in June 2007. The nine month increase is due primarily to a $225 million or 4.7% increase for QVC, a $172 million increase for Starz Media and $151 million generated by the Atlanta Braves. In addition, we recognized a full nine months of revenue for Provide and FUN in 2007. These increases were partially offset by $23 million and $74 million decreases for TruePosition for the three and nine months ended September 30, 2007, respectively. In
November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the fourth quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract expires in June 2008, but contains provisions allowing T-Mobile to extend. It should be noted, however, that both Cingular Wireless and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included. See Management's Discussion and Analysis for the Interactive Group and for the Capital Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this measure is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 17 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $55 million or 14.6% and
$75 million or 6.3% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to a $43 million increase for Starz Entertainment and $34 million generated by the Atlanta Braves. These increases were partially offset by a $19 million decrease in operating cash flow for TruePosition due to the reduction in revenue noted above and an $11 million decrease for Starz Media. The nine month increase is due to Starz Entertainment, the Atlanta Braves and QVC partially offset by operating cash flow deficits for Starz Media of $53 million and TruePosition of $67 million.

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

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment loss, net of related income taxes. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. We recorded $57 million of stock compensation expense for the nine months ended September 30, 2007, compared with $46 million for the comparable period in 2006. As of September 30, 2007, the total compensation cost related to our unvested equity awards was approximately $75 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.

    OPERATING INCOME. Consolidated operating income decreased $37 million or 15.7% and $42 million or 5.9% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The three month decrease is due to QVC, FUN, TruePosition and Starz Media, partially offset by increases for Starz Entertainment and the Atlanta Braves. Included in FUN's operating loss for the three months ended September 30, 2007 is an impairment charge of $41 million related to FUN's sports information segment. Such impairment resulted from new competition which adversely impacted revenue and operating income. The nine month decrease is the net effect of an increase in operating income for Starz Entertainment, the Atlanta Braves and QVC, partially offset by operating losses generated by Starz Media of $65 million, TruePosition of $72 million and FUN of $53 million. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

OTHER INCOME AND EXPENSE

    Components of Other Income (Expense) are as follows:

                                                       THREE MONTHS           NINE MONTHS
                                                           ENDED                 ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      2007       2006       2007       2006
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Interest expense
  Interactive Group...............................   $(121)      (108)      (340)      (298)
  Capital Group...................................     (52)       (69)      (128)      (187)
                                                     -----       ----       ----       ----
    Consolidated Liberty..........................   $(173)      (177)      (468)      (485)
                                                     =====       ====       ====       ====
Dividend and interest income
  Interactive Group...............................   $  11         10         34         29
  Capital Group...................................      96         61        212        137
                                                     -----       ----       ----       ----
    Consolidated Liberty..........................   $ 107         71        246        166
                                                     =====       ====       ====       ====
Share of earnings (losses) of affiliates
    Interactive Group.............................   $  22          8         61         29
    Capital Group.................................     (23)        (5)       (37)         3
                                                     -----       ----       ----       ----
      Consolidated Liberty........................   $  (1)         3         24         32
                                                     =====       ====       ====       ====
Realized and unrealized gains (losses) on
  financial instruments, net
    Interactive Group.............................   $   2          5         --         22
    Capital Group.................................     398        (78)       493         74
                                                     -----       ----       ----       ----
      Consolidated Liberty........................   $ 400        (73)       493         96
                                                     =====       ====       ====       ====
Gains on dispositions, net
  Interactive Group...............................   $  --         --         12         --
  Capital Group...................................       2         25        625        352
                                                     -----       ----       ----       ----
    Consolidated Liberty..........................   $   2         25        637        352
                                                     =====       ====       ====       ====
Other, net
  Interactive Group...............................   $   4          2          8         15
  Capital Group...................................      (2)        (2)        (1)        (2)
                                                     -----       ----       ----       ----
    Consolidated Liberty..........................   $   2         --          7         13
                                                     =====       ====       ====       ====

    INTEREST EXPENSE. Consolidated interest expense decreased for the three and nine months ended September 30, 2007. However, interest expense attributable to the Interactive Group increased $42 million or 14.1% for the nine-month period due to increased borrowings on the QVC credit facilities. Interest expense attributable to the Capital Group decreased $59 million for the nine months ended September 30, 2007 due to our adoption of Statement 155 and the resulting change in accounting for our senior exchangeable debentures. Our 2006 interest expense included $71 million of accretion related to our exchangeable debentures. See note 13 to the accompanying condensed consolidated financial statements.

    DIVIDEND AND INTEREST INCOME. Interest income for the Capital Group increased in 2007 due to higher invested cash balances. Interest and dividend income attributable to the Capital Group for the nine months ended
September 30, 2007 was comprised of interest income earned on invested cash

($135 million), dividends on News Corporation common stock ($38 million), dividends on other AFS securities ($33 million), and other ($6 million).

    SHARE OF EARNINGS OF AFFILIATES. Our share of earnings (losses) of affiliates for the nine months ended September 30, 2007 are $61 million for the Interactive Group and ($37) million for the Capital Group. Share of earnings for the Interactive Group in 2007 are primarily attributable to Expedia
($52 million), and the Capital Group's share of losses in 2007 are primarily attributable to WildBlue ($42 million).

    Upon consummation of the News Corp Exchange, we will account for our interest in The DIRECTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DIRECTV Group reported net income for the year ended December 31, 2006 of $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures..............................    $330         --
Equity collars..............................................     107        147
Borrowed shares.............................................     111       (198)
Exchangeable debenture call option obligations..............      --         69
Other derivatives...........................................     (55)        78
                                                                ----       ----
                                                                $493         96
                                                                ====       ====

    GAINS ON DISPOSITION, NET.  Gains on dispositions in 2007 include
$582 million related to the Time Warner Exchange and $31 million related to the CBS Exchange.

    INCOME TAXES. For the nine months ended September 30, 2007, we recorded pre-tax earnings of $1,593 million and income tax expense of $45 million. The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit.

    NET EARNINGS. Our net earnings were $1,697 million and $515 million for nine months ended September 30, 2007 and 2006, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million and ($10) million of earnings (loss) from discontinued operations in 2007 and 2006, respectively. The 2007 earnings from discontinued operations include pre-tax gains of $65 million and $163 million from the disposition of OpenTV and AEG, respectively. In 2006, we also recognized a transition adjustment loss of $89 million related to the adoption of Statement 123R.

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

    INTERACTIVE GROUP. During the nine months ended September 30, 2007, the Interactive Group's primary uses of cash were debt repayments ($187 million), capital expenditures ($236 million), tax payments to the Capital Group
($248 million), the acquisition of Backcountry ($120 million) and the repurchase of outstanding Liberty Interactive common stock ($821 million). In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $1 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. In the fourth quarter of 2006, our board of directors authorized us to repurchase up to an additional $1 billion of outstanding shares of Liberty Interactive common stock. During the nine months ended September 30, 2007, we repurchased 16.8 million shares of Liberty Interactive Series A common stock in the open market for aggregate cash consideration of $337 million. In addition, on May 15, 2007, we commenced a tender offer pursuant to which we sought to purchase up to 19,417,476 shares of Series A Liberty Interactive common stock at a price not greater than $25.75 or less than $23.75 per share. The tender offer expired on June 12, 2007, and 27,543,660 shares of Series A Liberty Interactive common stock were properly tendered. The final proration factor was approximately 70.3952% and we accepted for purchase 19,417,476 shares at a price of $24.95 per share, or aggregate cash consideration of $484 million. During the period from May 10, 2006 through September 30, 2007, we have repurchased an aggregate of $1,774 million of Liberty Interactive common stock. Subsequent to September 30, 2007, our board of directors authorized us to repurchase up to an additional $1 billion of Liberty Interactive common stock. We may alter or terminate the stock repurchase program at any time.

    The Interactive Group's uses of cash in 2007 were primarily funded with cash from operations and borrowings under the QVC credit facilities. As of September 30, 2007, the Interactive Group had a cash balance of $718 million.

    The projected uses of Interactive Group cash for the remainder of 2007 include approximately $120 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, capital expenditures, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

    As of September 30, 2007, the aggregate commitments under QVC's credit agreements were $5.25 billion, and outstanding borrowings were $3.9 billion. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

    CAPITAL GROUP. During the nine months ended September 30, 2007, the Capital Group's primary uses of cash were the repurchase of Series A Liberty Capital common stock as described below ($1,305 million), debt repayments
($164 million) and loans and investments ($80 million).

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

    The Capital Group's sources of liquidity for the nine months ended
September 30, 2007 include cash from the Time Warner Exchange ($984 million) and the CBS Exchange ($170 million), cash proceeds from the sale of AEG
($332 million) and OPTV ($112 million) and available cash on hand.

    In addition, in April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. Although no assurance can be given, we expect to make such investments over the next 18-24 months. See note 10 to the accompanying condensed consolidated financial statements for a discussion of the Investment Fund to which this bank facility relates.

    In June 2007, we announced that we intend to make an offer to purchase all of the common shares of FUN that we do not already own. Our offer will be subject to certain conditions, and if completed, we estimate our cash payments will be approximately $100-$120 million. In addition, the projected uses of Capital Group cash for the remainder of 2007 include approximately $40 million for interest payments on debt attributed to the Capital Group. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

    If the Reclassification is implemented, the Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which would initially have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including our subsidiaries Starz Entertainment and FUN, our equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of September 30, 2007) of our publicly-traded debt. In addition, we would attribute to the Entertainment Group all of the businesses and assets received in the News Corporation Exchange.

    We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, tax payments from the Interactive Group, proceeds from collar expirations and dispositions of non-strategic assets. At September 30, 2007, the Capital Group's sources of liquidity include $2,732 million in cash and marketable debt securities and $5,445 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

    Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $139 million in 2007, $21 million in 2008, $1,223 million in 2009, $1,674 million in 2010 and $446 million in 2011 upon settlement of its AFS Derivatives.

    Prior to the maturity of the equity collars, the terms of certain of these instruments allow borrowings against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of September 30, 2007, such borrowing capacity aggregated approximately $3,503 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph. In the event we complete our exchange transaction with News Corporation as currently contemplated, such borrowing capacity would be reduced by $916 million.

    See note 16 to the accompanying condensed consolidated financial statements for a discussion of our commitments and contingencies.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2007, the face amount of the Interactive Group's fixed rate debt (considering the effects of interest rate swap agreements) was $5,868 million, which had a weighted average interest rate of 6.3%. The Interactive Group's variable rate debt of $1,214 million had a weighted average interest rate of 8.7% at September 30, 2007. As of September 30, 2007, the face amount of the Capital Group's fixed rate debt was $4,540 million, which had a weighted average interest rate of 2.6%.

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

                                                        ESTIMATED AGGREGATE FAIR VALUE
                                                  ------------------------------------------
                                                   EQUITY
                                                  COLLARS           OTHER            TOTAL
                                                  --------         --------         --------
                                                             AMOUNTS IN MILLIONS
Fair value at September 30, 2007................   $1,088             73             1,161
5% increase in market prices....................   $  998             81             1,079
10% increase in market prices...................   $  907             88               995
5% decrease in market prices....................   $1,176             66             1,242
10% decrease in market prices...................   $1,263             59             1,322

    At September 30, 2007, the fair value of our AFS securities attributed to the Interactive Group was $2,300 million and the fair value of our AFS securities attributed to the Capital Group was $17,462 million. Had the market price of such securities been 10% lower at September 30, 2007, the aggregate value of such securities would have been $230 million and $1,746 million lower, respectively, resulting in a decrease to unrealized holding gains in other comprehensive earnings (loss). The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above. Because we mark our senior exchangeable debentures to fair value each reporting date, they are also subject to market risk. Increases in the stock price of the respective underlying security result in higher liabilities and unrealized losses in our statement of operations.

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

INTERACTIVE GROUP

    The Interactive Group consists of our subsidiaries QVC, Provide, BuySeasons and Backcountry, our minority interests in IAC/InterActiveCorp, Expedia and GSI Commerce, Inc. and $3,107 million principal amount (as of September 30, 2007) of our senior notes and debentures.

    The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. Although our Restructuring was not completed until May 9, 2006, the following discussion is presented as though the Restructuring had been completed on January 1, 2006. The results of operations of Provide, BuySeasons and Backcountry are included in Corporate and Other since their respective date of acquisition in the tables below. Fluctuations in Corporate and Other from 2006 to 2007 are due primarily to the acquisitions of Provide in February 2006, BuySeasons in August 2006 and Backcountry in June 2007. This discussion should be read in conjunction with
(1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  QVC..........................................   $1,686     1,653      5,063      4,838
  Corporate and other..........................       74        40        259        178
                                                  ------     -----      -----      -----
                                                  $1,760      1693      5,322      5,016
                                                  ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  QVC..........................................   $  364       366      1,121      1,099
  Corporate and other..........................       (1)       (1)        17         16
                                                  ------     -----      -----      -----
                                                  $  363       365      1,138      1,115
                                                  ======     =====      =====      =====
OPERATING INCOME (LOSS)
  QVC..........................................   $  231       257        718        711
  Corporate and other..........................      (10)       (7)        (6)        --
                                                  ------     -----      -----      -----
                                                  $  221       250        712        711
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

    QVC's operating results are as follows:

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2007       2006       2007       2006
                                              --------   --------   --------   --------
                                                         AMOUNTS IN MILLIONS
Net revenue.................................  $ 1,686      1,653      5,063      4,838
Cost of sales...............................   (1,068)    (1,040)    (3,186)    (3,018)
                                              -------     ------     ------     ------
  Gross profit..............................      618        613      1,877      1,820
Operating expenses..........................     (143)      (139)      (427)      (408)
SG&A expenses (excluding stock-based
  compensation).............................     (111)      (108)      (329)      (313)
                                              -------     ------     ------     ------
  Operating cash flow.......................      364        366      1,121      1,099
Stock-based compensation--SG&A..............       (4)        10        (20)       (31)
Depreciation and amortization...............     (129)      (119)      (383)      (357)
                                              -------     ------     ------     ------
  Operating income..........................  $   231        257        718        711
                                              =======     ======     ======     ======

    Net revenue is generated in the following geographic areas:

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $1,174     1,151      3,532      3,379
QVC-UK.........................................      169       144        481        415
QVC-Germany....................................      194       202        607        587
QVC-Japan......................................      149       156        443        457
                                                  ------     -----      -----      -----
                                                  $1,686     1,653      5,063      4,838
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 2.0% and 4.7% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase in revenue is comprised of a $19 million increase due to an increase in the number of units shipped from 38.5 million to 38.8 million and a $24 million increase due to favorable foreign currency rates. These increases were partially offset by the impacts of a slightly lower average sales price per unit ("ASP") ($4 million) and other miscellaneous decreases ($6 million). The nine month increase in revenue is comprised of a $132 million increase due to a 2.5% increase in the number of units shipped from 114.8 million to 117.7 million, a $26 million increase due to an increase in the ASP and a $72 million net increase due to changes in foreign currency exchange rates partially offset by other miscellaneous decreases ($5 million).

    As noted above, during the three and nine months ended September 30, 2007, the changes in revenue and expenses were impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                       PERCENTAGE INCREASE (DECREASE) IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                    SEPTEMBER 30, 2007              SEPTEMBER 30, 2007
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................       2.0%            2.0%            4.5%            4.5%
QVC-UK.......................      17.4%            9.3%           15.9%            6.0%
QVC-Germany..................      (4.0)%         (11.1)%           3.4%           (4.2)%
QVC-Japan....................      (4.5)%          (3.2)%          (3.1)%           0.1%

    Revenue for QVC-US was negatively impacted in 2007 by a sluggish retail environment and weakness in the gold jewelry category due to higher gold prices. QVC-Germany net revenue in local currency declined during the three and nine months ended September 30, 2007 relative to the prior periods due to increased competition, a soft retail market, a 300 basis point increase in the German value added tax (VAT) rate and higher usage of markdowns in the fashion category. QVC-Japan net revenue declined in local currency during the three months ended September 30, 2007 as compared to the prior year period due to the heightened regulatory focus on health and beauty product presentations which began in March 2007.

    The number of homes receiving QVC's services are as follows:

                                                           HOMES (IN MILLIONS)
                                                      ------------------------------
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2007            2006
                                                      --------------   -------------
QVC-US..............................................       92.7            90.7
QVC-UK..............................................       21.1            19.4
QVC-Germany.........................................       37.8            37.5
QVC-Japan...........................................       20.2            18.7

    The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in households is expected to diminish in the UK and Japan. Therefore, future sales growth will primarily depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

    QVC's gross profit percentage decreased approximately 40 basis points and 50 basis points during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. These decreases are due primarily to higher product distribution costs which resulted from increases in shipping rates and costs associated with a new domestic distribution center.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 2.9% and 4.7% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. These increases are primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses remained relatively consistent during 2007, as compared to 2006.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 2.8% and 5.1% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The nine month increase is due primarily to
(i) an $8 million increase in personnel expenses due to merit and headcount increases, (ii) a $7 million increase in marketing and advertising expense related to QVC's new branding campaign and other marketing initiatives and
(iii) a $5 million accrual for a legal settlement.

    QVC's operating cash flow decreased .5% and increased 2.0% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. Such fluctuations in operating cash flow were less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the increases noted in SG&A expenses.

CAPITAL GROUP

    The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group, including controlling interests in Starz Entertainment, Starz Media, FUN, the Atlanta Braves, Leisure Arts, TruePosition and WFRV TV Station, as well as minority interests in GSN, LLC, WildBlue Communications, News Corporation, Time Warner, Sprint Nextel Corporation and other public and private companies and $5,231 million principal amount (as of September 30, 2007) of our senior exchangeable debentures and bank debt.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                                    THREE MONTHS                 NINE MONTHS
                                                        ENDED                       ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                2007             2006       2007             2006
                                              --------         --------   --------         --------
                                                               AMOUNTS IN MILLIONS
REVENUE
  Starz Entertainment.......................   $ 282             253         801              776
  Corporate and other.......................     209              70         444              150
                                               -----             ---       -----             ----
                                               $ 491             323       1,245              926
                                               =====             ===       =====             ====
OPERATING CASH FLOW (DEFICIT)
  Starz Entertainment.......................   $  88              45         216              136
  Corporate and other.......................     (18)            (32)        (82)             (54)
                                               -----             ---       -----             ----
                                               $  70              13         134               82
                                               =====             ===       =====             ====
OPERATING INCOME (LOSS)
  Starz Entertainment.......................   $  78              40         180              117
  Corporate and other.......................    (100)            (54)       (217)            (111)
                                               -----             ---       -----             ----
                                               $ (22)            (14)        (37)               6
                                               =====             ===       =====             ====

    REVENUE. The Capital Group's combined revenue increased $168 million or 52.0% and $319 million or 34.4% for the three and nine months ended
September 30, 2007, respectively, as compared to the corresponding prior year period. Starz Media, which we acquired in August 2006, generated $68 million and $195 million for the three and nine months ended September 30, 2007, respectively, and the Atlanta Braves generated $151 million of revenue since we acquired them in May 2007, including $101 million in the third quarter. These increases were partially offset by $23 million and $74 million decreases for TruePosition for those same periods. In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the fourth quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract expires in June 2008, but contains provisions for T-Mobile to extend. It should be noted, however, that both Cingular Wireless and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

    OPERATING CASH FLOW.  The Capital Group's Operating Cash Flow increased
$57 million and $52 million during the three and nine months ended
September 30, 2007, respectively, as compared to the corresponding prior year period. Increases for Starz Entertainment and the Atlanta Braves were partially offset by decreases for Starz Media ($11 million and $37 million) and TruePosition ($19 million and $55 million).

    OPERATING INCOME.  The Capital Group's operating income decreased
$8 million and $43 million for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The improvement in operating income for Starz Entertainment was more than offset by nine month operating losses for TruePosition of $72 million and Starz Media of $65 million. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years. In addition, FUN recorded an operating loss of $53 million for the nine months ended September 30, 2007 due in large part to the $41 million impairment loss it recognized related to its sports information segment.

    STARZ ENTERTAINMENT. Starz Entertainment primarily provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2007 through 2012. During the nine months ended September 30, 2007, 71.5% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, Echostar Communications, The DIRECTV Group, Inc. and Time
Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

    Starz Entertainment's operating results are as follows:

                                                       THREE MONTHS           NINE MONTHS
                                                           ENDED                 ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      2007       2006       2007       2006
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Revenue...........................................   $ 282        253        801        776
Operating expenses................................    (167)      (182)      (505)      (559)
SG&A expenses.....................................     (27)       (26)       (80)       (81)
                                                     -----       ----       ----       ----
  Operating cash flow.............................      88         45        216        136
Stock-based compensation..........................      (7)        --        (21)        --
Depreciation and amortization.....................      (3)        (5)       (15)       (19)
                                                     -----       ----       ----       ----
  Operating income................................   $  78         40        180        117
                                                     =====       ====       ====       ====

    Starz Entertainment's revenue increased $29 million or 11.5% and $25 million or 3.2% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. During the third quarter of 2007, Starz Entertainment entered into a new affiliation agreement with DirecTV which is retroactive to January 1, 2007 and extends through the end of 2007. The previous affiliation agreement with DirecTV expired June 30, 2006. Since June 30, 2006, Starz Entertainment had recognized revenue from DirecTV based on cash payments from DirecTV which were at lower rates than required by the old affiliation agreement. The new affiliation agreement provides for rates that are higher than those paid by DirecTV since June 30, 2006, but lower than the rates in the old affiliation agreement. Accordingly, in the third quarter of 2007, Starz Entertainment recognized $7 million and $11 million of revenue related to 2006 and the first half of 2007, respectively, based on the difference between the rates provided in the new affiliation agreement and the rates previously paid by DirecTV for those periods. Starz Entertainment is currently in negotiations with DirecTV regarding a long-term affiliation agreement.

    In addition to the retroactive impacts of the new DirecTV affiliation agreement noted above, the three month increase in revenue is due to a $5 million increase due to a higher effective rate for Starz Entertainment's services and a $6 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services. The nine month increase is due to a $33 million increase resulting from higher average subscription units partially offset by a lower effective rate ($15 million).

    Starz Entertainment's affiliation agreements with Time Warner and another affiliate have expired. Starz Entertainment is currently in negotiations with each of these affiliates regarding new agreements. There can be no assurance that any new agreements with these affiliates will have economic terms comparable to the old agreements. In the event new affiliation agreements do not have comparable terms, Starz Entertainment's revenue and operating cash flow could be adversely impacted. In this regard, the other affiliate is currently making payments to Starz Entertainment at rates lower than the expired contract required. Starz Entertainment is recognizing revenue from this affiliate based on such payments, contributing to the lower nine month effective rate in 2007 noted above. In addition, the sale of Adelphia Communication's systems to Comcast and Time Warner in 2006 has also contributed to the lower effective rate.

    The Starz movie service and the Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 7.2% and 8.1% for the three and nine months ended September 30, 2007, respectively, and Encore average subscription units increased 9.3% and 7.9%, respectively, for such periods. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, approximately 36% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the nine months ended September 30, 2007.

    At September 30, 2007, cable, DTH satellite, and other distribution media represented 69.1%, 28.4% and 2.5%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses decreased 8.2% and 9.7% for the three and nine months ended September 30, 2007, respectively, due primarily to a reduction in programming costs, which decreased from $173 million for the three months ended September 30, 2006 to $164 million in 2007 and from $532 million for the nine months ended September 30, 2006 to $483 million in 2007. The decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions. In addition to the foregoing programming cost reductions, Starz Entertainment reversed an accrual in the amount of $7 million for music copyright fees in the third quarter of 2007 as a result of a settlement with a music copyright authority.

    Starz Entertainment's SG&A expenses were relatively flat for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. To a certain extent, the timing of Starz Entertainment's sales and marketing expenses are determined by Starz Entertainment's affiliates, and Starz Entertainment currently expects its full year 2007 sales and marketing expenses to exceed those of 2006 due to expected increases in affiliate and consumer marketing costs.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of our Quarterly Reports on Form 10-Q filed on May 8, 2007 and August 8, 2007 and Part I, Item 3 of our Annual Report on Form 10-K filed on March 1, 2007. There have been no material developments in such legal proceedings during the three months ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) N/A

    (b) N/A

    (c) Purchases of Equity Securities by the Issuer

                                                 SERIES A LIBERTY INTERACTIVE COMMON STOCK
                           --------------------------------------------------------------------------------------
                                                                                             (D) MAXIMUM NUMBER
                                                                                           (OR APPROXIMATE DOLLAR
                                                                  (C) TOTAL NUMBER OF      VALUE) OF SHARES THAT
                           (A) TOTAL NUMBER     (B) AVERAGE     SHARES PURCHASED AS PART    MAY YET BE PURCHASED
                               OF SHARES       PRICE PAID PER    OF PUBLICLY ANNOUNCED       UNDER THE PLANS OR
PERIOD                         PURCHASED           SHARE           PLANS OR PROGRAMS              PROGRAMS
------                     -----------------   --------------   ------------------------   ----------------------
July 2007................       1,266,800          $22.44               1,266,800            $  487.1 million
August 2007..............       4,921,800          $19.80               4,921,800            $  389.6 million
September 2007...........       8,689,800          $18.81               8,689,800            $  226.1 million
                               ----------                              ----------
Total....................      14,878,400                              14,878,400
                               ==========                              ==========

    Liberty's program to repurchase shares of Liberty Interactive common stock was approved by its board of directors and disclosed in its 2006 Annual Proxy Statement dated April 7, 2006. In November 2006, Liberty's board of directors increased the aggregate amount of Liberty Interactive common stock that can be repurchased from $1 billion to $2 billion, and in October 2007, Liberty's board of directors increased the amount that can be repurchased to $3 billion. Liberty may alter or terminate the program at any time.

    In addition to the shares listed in the table above, 523 shares of Series A Liberty Capital common stock and 1,189 shares of Series A Liberty Interactive common stock were surrendered in the third quarter of 2007 by certain of our officers to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

ITEM 6. EXHIBITS

    (a) Exhibits

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

        10.1            Liberty Media Corporation 2007 Incentive Plan*
        10.2            Liberty Media Corporation 2000 Incentive Plan (As amended
                        and restated effective February 22, 2007)*
        10.3            Liberty Media Corporation 2002 Nonemployee Director
                        Incentive Plan (As amended and restated effective
                        August 15, 2007)**
        31.1            Rule 13a-14(a)/15d-14(a) Certification**
        31.2            Rule 13a-14(a)/15d-14(a) Certification**
        31.3            Rule 13a-14(a)/15d-14(a) Certification**
        32              Section 1350 Certification**
        99.1            Attributed Financial Information for Tracking Stock Groups**

------------------------

*   Filed herewith to correct a typographical error

**  Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LIBERTY MEDIA CORPORATION

Date: November 9, 2007                     By:          /s/      GREGORY B. MAFFEI
                                                               -------------------------------------------
                                                                 Gregory B. Maffei
                                                                 President and Chief Executive Officer

Date: November 9, 2007                     By:          /s/      DAVID J.A. FLOWERS
                                                               -------------------------------------------
                                                                 David J.A. Flowers
                                                                 Senior Vice President and Treasurer
                                                                 (Principal Financial Officer)

Date: November 9, 2007                     By:          /s/      CHRISTOPHER W. SHEAN
                                                               -------------------------------------------
                                                                 Christopher W. Shean
                                                                 Senior Vice President and Controller
                                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

        10.1            Liberty Media Corporation 2007 Incentive Plan*
        10.2            Liberty Media Corporation 2000 Incentive Plan (As amended
                        and restated effective February 22, 2007)*
        10.3            Liberty Media Corporation 2002 Nonemployee Director
                        Incentive Plan (As amended and restated effective
                        August 15, 2007)**
        31.1            Rule 13a-14(a)/15d-14(a) Certification**
        31.2            Rule 13a-14(a)/15d-14(a) Certification**
        31.3            Rule 13a-14(a)/15d-14(a) Certification**
        32              Section 1350 Certification**
        99.1            Attributed Financial Information for Tracking Stock Groups**

------------------------

*   Filed herewith to correct a typographical error

**  Filed herewith