Form 10-K
period 2007-12-31
LIBERTY MEDIA CORP
filed 2008-02-29
CIK 1355096

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51990

LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	84-1288730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Liberty Capital Common Stock, par value $.01 per share	Nasdaq Global Select Market
Series B Liberty Capital Common Stock, par value $.01 per share	Nasdaq Global Select Market
Series A Liberty Interactive Common Stock, par value $.01 per share	Nasdaq Global Select Market
Series B Liberty Interactive Common Stock, par value $.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

         The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 29, 2007, was approximately $27.9 billion.

         The number of shares outstanding of Liberty Media Corporation's common stock as of January 31, 2008 was:

Series A Liberty Capital Common Stock—123,177,991;
Series B Liberty Capital Common Stock—5,988,319;
Series A Liberty Interactive Common Stock—566,439,423; and
Series B Liberty Interactive Common Stock—29,498,608 shares.

Documents Incorporated by Reference

         The Registrant's definitive proxy statement for its 2008 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

LIBERTY MEDIA CORPORATION
2007 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.    Business.

  (a)
  General Development of Business

        Liberty Media Corporation is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Through our subsidiaries, we operate in North America, Europe and Asia. Our principal businesses and assets include QVC, Inc. and Starz, LLC and interests in IAC/InterActiveCorp, Expedia, Inc. and The DIRECTV Group, Inc.

        In May 2006, we completed a restructuring pursuant to which we were organized as a new holding company, and we became the new publicly traded parent company of Liberty Media LLC, which was formerly known as Liberty Media Corporation, and which we refer to as "Old Liberty." As a result of the restructuring, all of the Old Liberty outstanding common stock was exchanged for our two new tracking stocks, Liberty Interactive common stock and Liberty Capital common stock. Each tracking stock issued in the restructuring is intended to track and reflect the economic performance of one of two groups, the Interactive Group and the Capital Group, respectively. We are the successor reporting company to Old Liberty.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to that group. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Inc., Provide Commerce, Inc., BuySeasons, Inc., Backcountry.com, Inc., and Bodybuilding.com, LLC, and our interests in Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of December 31, 2007) of our senior notes and debentures to the Interactive Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries: Starz Entertainment, LLC, Starz Media, LLC, TruePosition, Inc., FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. and WFRV and WJMN Television Station, Inc.; our equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as we may acquire for the Capital Group. In addition, we have attributed $4,481 million principal amount (as of December 31, 2007) of our senior exchangeable debentures and $750 million of our bank debt to the Capital Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

  Recent Developments

        In 2007, we continued to work towards our stated goals of simplifying our capital and operating structures. To this end we approved two new tracking stocks, which we intend to issue in March 2008, and we sold our non-strategic subsidiaries On Command and OpenTV Corp. In addition, we acquired an 81% ownership interest in Backcountry.com, Inc. and an 83% ownership interest in Bodybuilding.com, and we exchanged our investment in CBS Corporation for cash and a company owning a television station in Green Bay, Wisconsin and part of our investment in Time Warner Inc. for cash and a company owning the Atlanta Braves and Leisure Arts, Inc.

        During 2007, we continued to repurchase our common stock as we believed it to be undervalued. Our board of directors increased the level of our stock repurchase programs to $2.3 billion for Capital Group and $3.0 billion for Interactive Group. We completed tender offers for our Capital Group and Interactive Group common stock in April and June, respectively. In addition, we continued to repurchase our Interactive Group common stock in the open market. During 2007, total repurchases, including the tender offers aggregated $1,305 million and $1,224 million for Capital Group and Interactive Group, respectively. Since our May 2006 restructuring, we have purchased $1,305 million and $2,178 million of Liberty Capital common stock and Liberty Interactive common stock, respectively.

        In February 2008, we completed our previously announced exchange transaction with News Corporation pursuant to which we exchanged our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which holds an approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash.

  New Tracking Stocks

        On October 23, 2007, our stockholders approved a group of related proposals to amend and restate our certificate of incorporation to reclassify our Liberty Capital common stock into two new tracking stocks, one to retain the designation Liberty Capital common stock and the other to be designated the Liberty Entertainment common stock.

        Upon implementation of the reclassification, which we expect will be in March 2008, the Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group. The Entertainment Group initially would have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including our subsidiaries Starz Entertainment and FUN, our equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of December 31, 2007) of our publicly-traded debt. In addition, we would attribute to the Entertainment Group all of the businesses and assets received in our exchange transaction with News Corporation.

        Upon implementation of the reclassification, the New Capital Group would have attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, Atlanta National League Baseball Club, Inc., Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. In addition, the New Capital Group would have attributed to it $3,930 million principal amount (as of December 31, 2007) of our existing publicly-traded debt and $750 million of our bank debt.

        The reclassification would not change the businesses, assets and liabilities attributed to our Interactive Group.

* * * * *

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T Corp. and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC, Inc. and Starz Entertainment, LLC, anticipated programming and marketing costs at Starz Entertainment, our expectations regarding Starz Media's results of operations for the next two to three years, our projected sources and uses of cash, the estimated value of our derivative instruments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

  •
  customer demand for our products and services and our ability to adapt to changes in demand;

  •
  competitor responses to our products and services, and the products and services of the entities in which we have interests;

  •
  uncertainties inherent in the development and integration of new business lines and business strategies;

  •
  uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

  •
  our future financial performance, including availability, terms and deployment of capital;

  •
  our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

  •
  the ability of suppliers and vendors to deliver products, equipment, software and services;

  •
  the outcome of any pending or threatened litigation;

  •
  availability of qualified personnel;

  •
  changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

  •
  changes in the nature of key strategic relationships with partners and joint venturers;

  •
  general economic and business conditions and industry trends;

  •
  consumer spending levels, including the availability and amount of individual consumer debt;

  •
  disruption in the production of theatrical films or television programs due to strikes by unions representing writers, directors or actors;

  •
  continued consolidation of the broadband distribution and movie studio industries;

  •
  changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

  •
  increased digital TV penetration and the impact on channel positioning of our networks;

  •
  rapid technological changes;

  •
  capital spending for the acquisition and/or development of telecommunications networks and services;

  •
  the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

  •
  threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

  •
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

        We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our pre-tax earnings. Financial information related to our operating segments can be found in note 20 to our consolidated financial statements found in Part II of this report.

  (c)
  Narrative Description of Business

        The following table identifies our more significant subsidiaries and minority investments within each of the Capital Group and the Interactive Group as of December 31, 2007.

Capital Group
Consolidated Subsidiaries
Starz, LLC
Starz Entertainment, LLC
Starz Media, LLC
Atlanta National League Baseball Club, Inc.
TruePosition, Inc.
FUN Technologies, Inc.
Leisure Arts, Inc.
WFRV and WJMN Television Station, Inc.
Equity and Cost Method Investments
GSN, LLC
WildBlue Communications, Inc.
News Corporation (NYSE:NWS; NYSE:NWSa)
Time Warner Inc. (NYSE:TWX)(1)
Sprint Nextel Corporation (NYSE:S)(1)
Interactive Group
Consolidated Subsidiaries
QVC, Inc.
Provide Commerce, Inc.
BuySeasons, Inc.
Backcountry.com, Inc.
Bodybuilding.com, LLC
Equity and Cost Method Investments
Expedia, Inc. (Nasdaq:EXPE)
IAC/InterActiveCorp (Nasdaq:IACI)

  (1)
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

  Starz Entertainment, LLC

        Starz Entertainment, LLC, a wholly-owned subsidiary, provides premium movie networks and programming distributed by cable, direct-to-home satellite, telephony, the Internet and other distribution media providers in the United States. Starz Entertainment's principal service offerings are

(1) Starz, which is primarily a first-run movie service that generally includes Starz plus five multiplex channels branded with the Starz name, each of which exhibits movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six additional thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz is generally purchased by subscribers as an à-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore is generally purchased by subscribers as part of a digital package, which includes a variety of general entertainment digital networks. Distributors may also sell Encore on an à-la-carte basis or packaged with Starz. Starz Entertainment's services also include MoviePlex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; IndiePlex, featuring art house and independent films; RetroPlex, featuring "classic" movies; Starz On Demand; Encore on Demand; high definition feeds of several Starz channels and high definition versions of both Starz On Demand and Encore On Demand. Starz Entertainment also offers Starz Play, an Internet complement to Starz, to cable and telephone companies and other distributors who offer high speed services. In addition, Starz Entertainment distributes Vongo, an Internet delivered subscription package comprising Starz plus approximately 1,000 movies and 1,500 other video selections on an on-demand basis. As of December 31, 2007, Starz Entertainment had 16.3 million Starz subscribers and 30.7 million Encore subscribers.

        Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television, telephone networks and the Internet. Programming services may be delivered to subscribers as part of a video distributor's analog or digital package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Premium services may be scheduled or "on-demand." Additionally, single programs or movies may be delivered on a pay-per-view basis for a per program fee. Whether a programming service is basic, premium or pay-per-view, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Programmers may also provide their pay-per-view and subscription on-demand services directly to consumers via the Internet. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Their continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements. Premium and pay-per-view services do not sell advertising and primarily generate their revenue from subscriber fees.

        The majority of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with cable operators, direct broadcast satellite operators and telephone companies, including Comcast Cable, DIRECTV, EchoStar, Time Warner Cable, Charter Communications, Cox Communications, Cablevision Systems, Insight Communications, Mediacom Communications, Verizon Communications, AT&T and the National Cable Television Cooperative. Some of Starz Entertainment's affiliation agreements provide for payments based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Entertainment's agreement with Comcast requires Comcast to carry the Encore and Thematic Multiplex channels through September 2009 and Starz through December 2012. Starz Entertainment's affiliation agreements with DIRECTV and EchoStar expire in December 2008 and June 2009, respectively. In addition, the affiliation agreement with Time Warner, which originally expired on December 31, 2006, has been extended through April 30, 2008. Starz Entertainment is in negotiations with Time Warner regarding a new affiliation agreement. Starz Entertainment's other affiliation agreements expire between now and December 2014. For the year ended December 31, 2007,

71% of Starz Entertainment's total revenue was generated by its four largest customers, Comcast, DIRECTV, EchoStar and Time Warner, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        The costs of acquiring rights to programming, including Internet protocol rights, are Starz Entertainment's principal expenses. In order to exhibit theatrical motion pictures, Starz Entertainment enters into agreements to acquire rights from major motion picture producers including Hollywood Pictures, Touchstone Pictures, Miramax Films, Walt Disney Studios, Revolution Studios, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. Starz Entertainment also has exclusive rights to air first-run output from Overture Films, a wholly owned subsidiary of Starz Media. These output agreements expire between 2012 and 2015.

        Starz Entertainment uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. "Protected" status means that, in the event of a transponder failure, Starz Entertainment's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, Starz Entertainment's transponders cannot be preempted in favor of a user of a "protected" failure. Starz Entertainment leases its transponders under long-term lease agreements. At December 31, 2007, Starz Entertainment's transponder leases had termination dates ranging from 2018 to 2021. Starz Entertainment transmits to these transponders from its uplink center in Englewood, Colorado.

  Starz Media, LLC

        In 2006, we acquired IDT Entertainment from IDT Corp. and renamed it Starz Media. Starz Media's operations include home video distribution, live-action television and film production, and theatrical and non-theatrical animation and are divided into the following business units: Anchor Bay Entertainment, Overture Films, Proprietary Productions, Film Roman, Toronto Animation Studio and Feature Animation,

        Starz Media's home video distribution business is operated through its Anchor Bay Entertainment subsidiary, utilizing the Anchor Bay and Manga brands. Anchor Bay and Manga acquire and license content for home video distribution and have a combined library of over 3,500 titles, including Thomas the Tank Engine, Delirious, Beowulf and Grendel, Halloween, Hatchet and others. These titles are distributed through regional and national retailers, including Wal-Mart, Target and Best Buy. Generally, these retailers have the right to return unsold products. The distribution agreement with HIT Entertainment for Thomas the Tank Engine expires in December 2008.

        Anchor Bay records its revenue net of an allowance for estimated future returns. Anchor Bay pays its licensors, generally on a quarterly basis, (i) a royalty based on a percentage of net sales of the licensed title, (ii) a profit participation based on the net profits (if any) of the licensed title or (iii) retains a distribution fee and remits the net sales less contractually agreed to costs (e.g. manufacturing costs, pick, pack and ship costs, etc.) of the licensed title to the licensor. Anchor Bay markets and advertises each title prior to and during release generally through the use of discounts, rebates and cooperative advertising with retailers.

        Overture Films, a wholly owned subsidiary of Starz Media, produces and acquires live action theatrical motion pictures for release domestically and throughout the world. Overture distributes its own movies theatrically in the United States, and Anchor Bay Entertainment and Proprietary Productions perform home video and television distribution in the United States. Overture has entered into distribution agreements with Paramount Vantage and Alliance Atlantis to distribute its product internationally to the extent Overture controls such rights. Overture's first movie, Mad Money, was released in January 2008, and Overture plans to distribute another seven movies throughout 2008. All of Overture's films will appear on Starz Entertainment's channels during their pay television windows.

        Overture records revenue from the theatrical release of its films. The domestic box office receipts are divided between the theatrical exhibitors and Overture based upon contractual arrangements on a film-by-film basis. Paramount Vantage and Alliance Atlantis contract with foreign distributors and receive a distribution fee for their services. Overture records revenue related to Anchor Bay's distribution of its films net of a reserve for estimated future returns. Overture receives license fees from Starz Entertainment related to the pay television agreement that covers the appearance of Overture's films on Starz Entertainment's channels during their pay television windows. Fees are also earned from both domestic and foreign networks/basic cable channels related to the exploitation of the titles on free television. Other revenue sources include pay-per-view, syndication and exploitation of the titles in a non-theatrical manner such as the internet and airlines. Significant expenses related to Overture's films include the amortization of film production costs and the theatrical prints and advertising expenses related to the release of each film, as well as the home video manufacturing and related distribution expenses.

        Proprietary Productions develops and produces proprietary live-action and animated content for television and direct-to-video/DVD distribution. Proprietary Productions has produced live-action productions for the Sci Fi Network, Lifetime, IFC, Showtime, ABC and Starz Entertainment. Such productions include Painkiller Jane for the Sci Fi Network, the Masters of Horror series for Showtime and the Masters of Science Fiction series for ABC. The proprietary animated series Wow! Wow! Wubbzy! is currently being shown on Nick Jr and Noggin. Anchor Bay acts as the home video distributor for Proprietary Productions.

        Proprietary Productions receives license fees from networks and basic/pay cable television channels, including Starz Entertainment, related to exploitation of its productions on free or pay television. The productions are also exploited via the Internet. Amortization of production costs represents Proprietary Productions single largest operating expense.

        Film Roman develops and produces 2D animated content on a for-hire basis for distribution theatrically and on television. Significant for-hire animation projects at Film Roman include The Simpsons Movie, The Simpsons TV series and King of the Hill TV series.

        Film Roman recognizes revenue for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

        At its animation studio located in Toronto, Starz Media develops and produces 3D animated content on a for-hire basis and on a proprietary basis for Starz Media's Feature Animation unit. Two major theatrical animated films are currently under production in Toronto on a for-hire basis.

        The Toronto studio, like Film Roman, recognizes revenue for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

        Feature Animation develops and produces proprietary animated theatrical films. During the third quarter of 2006, Feature Animation released its first full-length proprietary animated film, Everyone's Hero, in theaters. Everyone's Hero was produced at the Toronto studio. Feature Animation has one additional animated film, Space Chimps, currently in production that is scheduled for theatrical release in July 2008. Space Chimps is being developed and produced in Vancouver with Vanguard Animation. Starz Media holds a 29% ownership interest in Vanguard.

        Domestically, Feature Animation utilizes Twentieth Century Fox to market and distribute its proprietary theatrical animated films, while internationally it uses foreign sales agents to contract with foreign distributors. The domestic box office receipts are divided between the theatrical exhibitors and Feature Animation based upon negotiated contractual arrangements on a film-by-film basis. Fox and the foreign sales agents are paid a distribution fee for their services. The foreign sales agents negotiate with distributors on a territory-by-territory basis with some contracts requiring minimum guarantees. The international theatrical sales for Everyone's Hero were not significant due to the genre of the movie.

        As mentioned above, in the U.S., Overture and Feature Animation incur significant marketing, advertising and print costs before and during the theatrical release of a film in an effort to generate awareness of the film, to increase the consumer's intent to view the film, and to generate significant consumer interest in subsequent home video and other ancillary markets. These costs are expensed as incurred. Therefore, Starz Media will incur losses prior to theatrical release of a film. The foreign distributors are normally responsible for the marketing and advertising of films in each of their respective territories.

        Starz Entertainment and Starz Media are both wholly-owned subsidiaries of our subsidiary, Starz, LLC. We believe that Starz LLC will provide opportunities to exploit all the key domestic and international video distribution vehicles: theatrical, free and premium television, home video, syndication and Internet. Starz, LLC will have the opportunity to test new programming ideas on a single platform and then migrate the successful ones to other distribution outlets.

  Atlanta National League Baseball Club, Inc.

        Atlanta National League Baseball Club, Inc., or ANLBC, is a wholly owned subsidiary that we acquired in May 2007. It owns and operates the Atlanta Braves Major League Baseball franchise. The Atlanta Braves have been one of the most successful Major League baseball clubs over the past 17 years, with 14 divisional titles, five National League pennants and one World Series win during that time. Turner Field, which is leased from the City of Atlanta and Fulton County Recreation Authority, is the home stadium of the Atlanta Braves. Turner Field is located just outside the metropolitan area of Atlanta and offers a range of activities and eateries for fans, from interactive gaming and cartoon characters to social gathering places such as the Braves Chop House.

        ANLBC derives revenue from the sale of tickets for games played at Turner Field, as well as from game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games. ANLBC has long-term local broadcasting agreements with WTBS, Turner Regional Entertainment Network, Inc., Sportsouth Network, Ltd. and Clear Channel, and through Major League Baseball ("MLB"), has entered into national broadcasting agreements with ESPN, Turner Broadcasting System, Inc. and Fox Sports.

        As the owner of a MLB franchise, ANLBC must abide by rules promulgated by the MLB Commissioner and comply with MLB's constitution and bylaws. Under the MLB rules, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from national broadcast agreements) to the clubs. In addition, each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB's revenue sharing plan. Also under the MLB rules, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB's interactive media and internet company which runs MLB's official website and all of the MLB teams' websites.

        In addition to the Atlanta Braves, ANLBC owns and operates a baseball academy in the Dominican Republic and certain minor league baseball clubs. The Richmond Braves are a AAA minor league team with a home base in Richmond, Virginia. The Mississippi Braves are a AA minor league team with a home base in Pearl, Mississippi. The Rome Braves are a AA minor league team with a home base in Rome, Georgia. These clubs provide the Atlanta Braves with a cost-effective way to develop players and ready them for the major leagues.

  TruePosition, Inc.

        TruePosition, Inc. is a wholly owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. AT&T (formerly Cingular Wireless) began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers are deploying TruePosition's technology and using the technology for E-911. In addition, as of December 31, 2007, four smaller wireless carriers had deployed or are deploying TruePosition's technology.

        TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has contractual rights to earn additional revenue from its deployed product base if its customers use such deployed equipment to provide commercial services. However, to date, TruePosition has not earned any significant revenue from other location-based services. Substantially all of TruePosition's reported revenue in 2005 and 2006 was derived from AT&T. In November 2006, TruePosition amended its contract with AT&T to include, among other things, delivery of specified elements in the future. In accordance with the software revenue recognition rules under generally accepted accounting principles, TruePosition ceased recognition of certain revenue from AT&T pending delivery of the specified elements. Recognition of revenue earned from T-Mobile is similarly deferred pending delivery of specified elements, which to date have not been delivered.

        TruePosition's location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented uplink time difference of arrival (U-TDOA) and angle of arrival (AOA) technology, TruePosition's location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. TruePosition's offerings cover major wireless air interfaces including Time Division Multiple Access (TDMA), Advanced Mobile Phone System (AMPS), Code Division Multiple Access (CDMA) and Global System Mobile (GSM).

        Although many of the following services have not yet been developed, and may not be developed successfully or at all, TruePosition's wireless location technology could also be used to implement a number of commercial location-based services including (1) comfort and security related applications, including child, pet and elderly tracking; (2) convenience/information services such as "concierge" and "personal navigation" to identify and provide directions to the nearest restaurant, ATM, or gas station or allow travelers to obtain other information specific to their location; (3) corporate applications, such as fleet or asset tracking to enable enterprises to better manage mobile assets to optimize service or cut costs; (4) entertainment/community services such as "friend finder" or "m-dating" to allow mobile users to create a localized community of people with similar interests and receive notification when another group member is close-by; (5) mobile commerce services to help users shop or purchase goods or services from the retailer closest to their current location; and (6) safety related applications to help public or private safety organizations find or track mobile users in need of assistance or help locate stolen property. It is uncertain to what extent TruePosition may ultimately be involved in the development of the foregoing services, or whether such services will be developed successfully at all. However, TruePosition has begun to invest in the development of certain of these services through its subsidiaries Zoombak and Useful Networks. In this regard, Zoombak has developed and started selling GPS car and pet locator devices and services.

  FUN Technologies, Inc.

        FUN Technologies, Inc.'s primary business is the provision of online and interactive casual and fantasy sports games and sports information. FUN primarily provides games and sports information through its Games, Fantasy Sports, Sports Information and International Games divisions. FUN's Games and International Games divisions operate and license a skill game offering, which includes pay-for-play, person-to-person and tournament-based interactive skill and free games. FUN's Fantasy Sports division operates its fantasy sports services, which include editorial content and fantasy sports games. FUN's Sports Information division provides on-line sports data and information services.

        FUN's Games division offers a range of free and tournament skill games through its own Internet sites, including WorldWinner.com, Skilljam.com and Teagames.com, and through its distribution partners. Skill games are games in which a participant pays an entry fee to compete in tournaments against other participants for a prize, and in which the winner is determined based on skill rather than on chance. FUN offers versions of common casual games such as Bejeweled® 2, branded content such as Scrabble® Cubes as well as internally developed games. FUN also provides co-branded game portals and services to large interactive entertainment groups, including AOL, EA Pogo, MyPoints, MSN and GSN. FUN's Games division derives revenue through fees collected from participants in online tournaments, advertising and the design and operation of skill game websites for third parties.

        FUN's Fantasy Sports division develops, operates and licenses fantasy sports games, fantasy sports league-hosting software, content and real-time sports statistics delivered via broadband. Through FUN's own websites, including Fanball.com, CDMSports.com and Fantasycup.com, Fantasy Sports provides fantasy sports contests, content, strategy and insight. FUN's Fantasy Sports division operates over 50 salary-cap and draft-style fantasy games for football, baseball, basketball, hockey, golf and auto racing enthusiasts and has private-label distribution agreements with AOL, Speed Channel, The Golf Channel and Turner Sports Interactive (PGA Tour and Nascar.com), among others. FUN's Fantasy Sports division derives revenue through fees collected from participants in online Fantasy Sports contests, advertising and the design and operation of fantasy sports websites for third parties.

        FUN's Sports Information division provides real-time sports information services for sports enthusiasts through FUN's destination site, DonBest.com. DonBest provides customized subscription services for real time odds, major line move alerts, injury reports and statistical reports. DonBest does not accept or make any wagers. FUN's Sports Information division derives revenue primarily from subscriptions.

        In December 2007, we acquired the 47% of FUN's outstanding common shares that we did not already own, and we now own 100% of FUN.

  Leisure Arts, Inc.

        Leisure Arts, Inc., a wholly owned subsidiary that we acquired in May 2007, is a publisher and distributor of lifestyle and instructional publications. It publishes and markets how-to books, leaflets, DVDs, webcasts and online e-newsletters on topics such as cross stitching, knitting, crochet, quilting, scrap booking, paper crafting and other crafts, decorative painting, other needlework, sewing and holiday decorating. From its 150,000 square foot distribution center located in Little Rock, Arkansas, Leisure Arts ships both its own publications as well as those of other publishers of how-to books and other media. Leisure Arts publications are sold in craft and fabric chain stores, discounters and general merchandise chain stores as well as in bookstores and home & garden stores.

        Leisure Arts also produces and sells the Memories in the Making line of scrapbook supplies and the Exclusively You line of purse handles, hardware and other accents for handmade fashion accessories. These products are sold in fabric stores, yarn shops and other hobby suppliers.

        Leisure Arts employs a staff of full-time designers and contracts with outside publishing partners and licensing agencies.

        Leisure Arts derives revenue primarily from the sale of its publications and products. For the year ended December 31, 2007, Leisure Arts derived more than 55% of its revenue from two customers, each of which generated more than 10% of Leisure Arts' revenue.

  WFRV and WJMN Television Station, Inc.

        WFRV and WJMN Television Station, Inc., or WFRV TV Station, our wholly owned subsidiary that we acquired in April 2007, operates two full power television stations: WFRV-TV, in Green Bay, Wisconsin, and WJMN-TV, in Escanaba, Michigan. WFRV TV Station has entered into an affiliation agreement with CBS Broadcasting Inc., which allows both stations to broadcast program offerings of the CBS Television Network in return for a fee and for each station's commitment to air CBS programming at specific times. This agreement expires in 2014. Both stations also license programs from various producers and distributors and produce their own news and broadcast public affairs, sports and other programming to serve their local markets. WFRV TV Station has the right to broadcast certain Green Bay Packers' preseason games and related programming under an agreement with Green Bay Packers Inc. which expires in 2012.

        WFRV TV Station generates most of its revenue by the sale of local and national advertising time during the stations' over the air broadcasts and on the stations' websites.

  GSN, LLC

        GSN, LLC owns and operates GSN. With approximately 66.6 million Nielsen subscribers as of December 31, 2007, GSN is a basic cable network dedicated to game-related programming and interactive game playing. GSN offers 24-hour programming featuring game shows, casino games, reality series, documentaries and other game-related shows. GSN features a full prime-time schedule of interactive programming, which allows viewers a chance to play along with GSN's televised games via GSN.com.

        GSN's revenue is primarily derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems, direct broadcast satellite systems and Telco video providers and from the sale of advertising on its network. GSN's affiliation agreements provide for payments based on the number of subscribers that receive GSN's services and expire between now and 2011. GSN is currently out of contract with DirecTV, a distributor that accounts for approximately 25% of GSN's current subscriber base, and is in negotiations for the renewal of such contract. For the year ended December 31, 2007, GSN earned approximately 10% of its total revenue from each of Comcast and DirecTV.

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

  WildBlue Communications, Inc.

        WildBlue Communications, Inc. delivers two-way broadband Internet access via satellite to homes and small businesses in rural markets underserved by terrestrial broadband alternatives. WildBlue provides coverage across the continental United States in the Ka spectrum band using a 26-inch outdoor unit and satellite modem. WildBlue has a prepaid satellite life license for Ka-band capacity on Anik F2, which was launched in July 2004. WildBlue owns outright its second satellite, WildBlue-1, which was launched in December 2006. Both of WildBlue's satellites are geo stationary satellites. The expected life of Anik F2 and WildBlue-1 is approximately 15 years and 12 years, respectively.

        WildBlue launched its retail and wholesale service offerings in mid-2005. Its primary revenue is generated through subscription fees for its Internet access services as well as fees for equipment sales and related installation charges. At December 31, 2007, WildBlue had over 280,000 subscribers. WildBlue also has distribution relationships with DIRECTV, EchoStar, AT&T and the National Rural Telephone Cooperative and sells its products and services through retail channels consisting of web-based, direct mail, inbound telesales and a national dealer network.

        We own an approximate 32% equity interest in WildBlue.

  News Corporation

        News Corporation is a diversified international media and entertainment company with operations in eight industry segments, including filmed entertainment, television, cable network programming, direct broadcast satellite television, magazines and inserts, newspapers, book publishing and other. News Corporation's activities are conducted principally in the United States, continental Europe, the United Kingdom, Asia, Australia and the Pacific Basin. News Corporation is a holding company that conducts all of its activities through subsidiaries and affiliates. Its principal subsidiaries and affiliates are Fox Entertainment Group, Inc., Twentieth Century Fox Film Corporation, Fox Television Holdings, Inc., Fox Broadcasting Company, Fox Sports Networks, Inc., NDS Group plc, News America Marketing In-Store Services, Inc., News American Marketing FSI, Inc., News International Limited, News Limited, HarperCollins Publishers, Inc., HarperCollins Publishers Limited, STAR Group Limited, BSkyB and The DIRECTV Group. As of December 31, 2007, we owned shares representing an approximate 16% equity interest and an approximate 19% voting interest in News Corporation.

        As discussed above, in February 2008 we completed an exchange transaction with News Corporation pursuant to which we exchanged our ownership interest in News Corporation for a subsidiary of News Corporation which owns News Corporation's interests in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash.

Interactive Group

        Anchored by QVC, the Interactive Group is focused on video and online commerce. Our strategy is to continue QVC's organic growth in its existing markets while exploring opportunities for expansion in additional international markets. We will also seek to acquire e-commerce businesses and leverage their strengths as on-line retailers. In this regard, we acquired Provide Commerce and BuySeasons in 2006 and Backcountry.com and Bodybuilding.com in 2007.

  QVC, Inc.

        QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of merchandise-focused televised shopping programs on the QVC television networks and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest who is knowledgeable about the merchandise, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC networks, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2007, approximately 22% of QVC's domestic revenue and approximately 20% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

        QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. For the year ended December 31, 2007, home, apparel/accessories and jewelry accounted for approximately 44%, 35% and 21%, respectively, of QVC's net revenue generated by its United States operations. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand name and other products also available from other retailers. QVC's products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

        QVC distributes its television programs, via satellite or optical fiber, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected, non-preemptible transponder on a domestic satellite. QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on five international satellites. QVC's transponder service agreement for its domestic transponder expires at the end of the life of the satellite, which is currently estimated to be in 2019. QVC's transponder service agreements for its international transponders expire in 2008 through 2013.

        QVC enters into long-term affiliation agreements with satellite and telephone companies and cable television operators who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2008 to 2022. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future.

        In return for carrying the QVC signals, each programming distributor in the United States and Germany receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In the United Kingdom and Japan, programming distributors receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "browsing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As a result of the ongoing conversion of analog cable customers to digital, channel positioning has become more critical due to the increased channel options on the digital line-up.

        QVC's shopping program is telecast live 24 hours a day to approximately 93 million homes in the United States. QVC Shopping Channel reaches approximately 22 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany, reaches approximately 38 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 21 million households and is broadcast live 24 hours a day. QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. QVC also has one phone center in each of the United Kingdom and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 32% of all orders taken. QVC has seven distribution centers worldwide and is able to ship approximately 92% of its orders within 48 hours.

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

        Provide Commerce initially launched its marketplace to sell and deliver flowers. Provide Commerce later expanded its offerings to include premium meats and seafood, fresh premium fruits and confections. The sale of flowers continues to be Provide Commerce's most significant product comprising approximately 89% of its sales in 2007. The sale of flowers is seasonal with nearly 63% of sales coming in the first and second quarters of the year due largely to purchases for Valentine's Day and Mother's Day. Provide Commerce depends on three suppliers for approximately 56% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

        Provide Commerce believes that one of the keys to its success is its ability to deliver products on time and fresher than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

  BuySeasons, Inc.

        BuySeasons, Inc., a wholly-owned subsidiary that we acquired in August 2006, operates BuyCostumes.com, an on-line retailer of costumes, accessories and party supplies for a wide variety of celebration and costuming events. BuySeasons earns revenue from the sale of its products to retail customers who order from the BuyCostumes.com website and, to a lesser degree, through its fulfillment sales to other retailers. While over 90% of BuySeason's products are also available from other on-line and traditional brick-and-mortar retailers, BuySeasons believes that no other single retailer offers the range of costume and party accessories that BuySeasons offers to its customers. BuySeasons also has exclusive arrangements to purchase costumes and party accessories that are only available from BuySeasons and works with manufacturers to design costumes and accessories for which BuySeasons has exclusive rights for a predetermined period of time. BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on two suppliers for approximately 30% of its costumes and accessories. The loss of either of these suppliers could adversely impact BuySeasons.

        BuySeasons believes that it has a competitive advantage due to the combination of a large assortment of on-line products, value pricing and a high level of customer service. BuySeason's business is highly seasonal with nearly 72% of its revenue earned in September and October leading up to Halloween. BuySeasons maintains a customer service center at its corporate headquarters, and customer service representatives are available 24 hours a day, seven days a week during its busy season to respond to customer questions. BuySeasons also leases warehouse space to store inventory and ship orders to customers. The customer service center and warehouse staffing is scalable, and BuySeasons employs contract labor to react to higher volume during the peak Halloween season.

  Backcountry.com, Inc.

        We acquired 81% of the equity of Backcountry.com, Inc. in June 2007. Backcountry is an e-commerce marketplace for outdoor adventure and action sports gear and clothing. Its six separate websites each cater to a different outdoor-minded demographic. Three of the sites offer name-brand products at retail prices, and three offer substantial discounts to online shoppers.

        Backcountry's primary site, Backcountry.com, offers over 400 brands and 120,000 items of high-end gear and clothing for backpacking, camping, trail running, skiing, snowboarding, rock climbing, kayaking and other outdoor activities. Backcountry's snowboarding-specific site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. Backcountry's skiing specific site, Tramdock.com, offers premium ski-specific gear and clothing to park, pipe, and big-mountain freeride ski enthusiasts. Backcountry's online outlet store, BackcountryOutlet.com, sells discounted clothing and gear from past seasons. Backcountry's one-deal-at-a-time sites, SteepandCheap.com and WhiskeyMilitia.com, feature a limited quantity of one highly discounted item at a time until such item sells out, at which time it is immediately replaced with a new item. SteepandCheap.com caters to backcountry adventurers and outdoor enthusiasts, while WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders, wakeboarders and BMX riders.

        Backcountry's business is seasonal, with 50% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its warehouse, located in Salt Lake City, Utah. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

  Bodybuilding.com, LLC

        On December 31, 2007, we acquired 83% of Bodybuilding.com, LLC. Bodybuilding.com is an internet retailer of sports, fitness and nutritional supplements. It also hosts an informational SuperSite which answers questions about fitness, work-out programs, overall health, nutritional and product information. The online e-retail model combines expert information and advice with an array of nutritional supplements and a mission to help every customer reach their personal fitness goals.

        Bodybuilding.com's customers include gym goers, sport specific focused athletes such as football players, tri-athletes, weightlifters and bodybuilders, and the average man or woman wanting to improve his or her overall mental or physical wellbeing. Bodybuilding.com launched its primary web-site in 1999 and now boasts over 15,000 pages of free, editorial content with health and fitness advice attracting over one million annual customers and hosting the industry's largest forum with 890,000 members. Bodybuilding introduced BodySpace one year ago with more than 125,000 members. Bodybuilding.com is one of the worlds largest online marketers with over 6,500 different items of nutritional supplements including muscle-builders, protein and fat-loss supplements that are commonly used in fitness training.

        Bodybuilding.com earns revenue primarily from the sale of nutritional supplements, gym clothing and accessories, and training and nutritional books and videos on its website. Bodybuilding.com's business is slightly seasonal with the first quarter of the year being its busiest as people start to implement their New Year's resolutions regarding improved health and fitness.

  Expedia, Inc.

        Expedia, Inc. is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia, Hotels.com, Hotwire, private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Expedia Corporate Travel, Classic Vacations, eLong, TripAdvisor and a range of other domestic and international brands and businesses. Expedia's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Expedia has created an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allows these travel suppliers to efficiently reach and provide their products and services to Expedia customers. Through its diversified portfolio of domestic and international brands and businesses, Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for Expedia's brands and businesses allows it to target a broad range of customers looking for different value propositions. Expedia reaches many customers in several countries and multiple continents through its various brands and businesses, typically customizing international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

        Expedia generates revenue by reserving travel services as the merchant of record and reselling these services to customers at a profit. Expedia also generates revenue by passing reservations booked by its customers to the relevant services for a fee or commission.

        We indirectly own an approximate 24% equity interest and a 58% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, has voted our shares of Expedia, subject to certain limitations. These governance arrangements are substantially similar to the ones described under "—IAC/InterActiveCorp" below, which are the subject of pending litigation in Delaware (the "IAC Actions"). The IAC Actions are described in greater detail under the heading "Legal Proceedings" in Item 3 of Part I of this Form 10-K.

        In conjunction with the IAC Actions, we removed Mr. Diller as President and a director of the record holders of our beneficially owned shares of Expedia representing a 48% voting interest. Although Mr. Diller's ability to vote these shares in Expedia is not directly at issue in the IAC Actions, our removal of Mr. Diller and the outcome of this litigation may affect how these shares are voted in the future. Because no current controversy has yet arisen with respect to these shares, neither side has taken formal legal action in connection with these shares or the right to vote them.

        Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

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

  •
  Retailing, which includes HSN, Cornerstone Brands, Inc., Shoebuy.com and international home shopping channels;

  •
  Transactions, which includes Ticketmaster, RealEstate.com, ServiceMagic, Lending Tree and its affiliated brands and businesses, and service outsourcers;

  •
  Media and Advertising, which includes Ask.com, Citysearch and Evite; and

  •
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

        On November 5, 2007, IAC announced that its board of directors approved in principle a plan to separate IAC into five publicly traded companies:

  •
  IAC, which will include:

  •
  The businesses currently comprising its Media & Advertising sector;

  •
  The Match, ServiceMagic and Entertainment segments;

  •
  Shoebuy and ReserveAmerica, which are currently included in the Retailing and Ticketmaster segments, respectively;

  •
  The businesses currently comprising its Emerging Businesses group; and,

  •
  Certain investments in unconsolidated affiliates.

  •
  HSN, which will include HSN TV, hsn.com, and the Cornerstone Brands, Inc. portfolio of catalogs, web sites and retail locations;

  •
  Ticketmaster, which will include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which will include the businesses currently in the Interval segment; and

  •
  LendingTree, which will include the businesses currently in the Lending Tree and Real Estate segments.

        IAC reported that the transaction is subject to a number of conditions, including, among others, final approval of the transaction specifics by IAC's board of directors, receipt of an opinion of counsel regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the SEC. At a meeting of IAC's board of directors on January 16, 2008, management of IAC made certain proposals to the board of directors regarding, among other things, the structure of the spin-off transactions and the assets and businesses to be attributed to each spin off company. In particular, we understand that IAC management is proposing that each of the spin-off companies would have a single class of voting stock, as opposed to the two classes (one class with 1 vote per share and a second class with 10 votes per share) currently in place at IAC. In addition, we understand that IAC management proposed that the spin off transactions would be submitted to IAC stockholders for approval. We refer to IAC's proposal as the "Spin-Off Proposal". The Spin-Off Proposal, if effected, would have the result of diluting our voting power as it relates to each of the spin-off companies.

        As of February 15, 2008, we indirectly own an approximate 30% equity interest and a 62% voting interest in IAC. Pursuant to certain governance arrangements between Mr. Barry Diller, Chairman of the Board and CEO of IAC, and our company, Mr. Diller voted our shares of IAC, subject to certain limitations, and we had the right to appoint and had appointed two of the twelve members of IAC's board of directors. We believe that Mr. Diller's actions with respect to the Spin-Off Proposal constitute a breach of our governance arrangements with Mr. Diller. As a result of Mr. Diller's breach of these governance arrangements, his right to vote our shares has terminated, and the record holders of a majority of the voting power in IAC have acted by written consent to, among other things, remove

Mr. Diller and certain other members of the IAC board and appoint three of our officers to serve on the board of IAC, along with our two existing designees. The Spin-Off Proposal, Mr. Diller's breach of the governance arrangements and the removal of the IAC directors, among other things, are the subject of pending litigation in Delaware. Pursuant to a status-quo order entered by a Delaware court, IAC is required to give us advance notice of numerous actions and potential transactions, and Mr. Diller and the other persons serving as directors of IAC prior to the delivery of the IAC majority stockholders' written consent will remain in office pending the outcome of the litigation. For more information about this litigation, please see "Legal Proceedings" included in Item 3 of Part I of this Form 10-K.

Businesses Acquired in the News Corporation Transaction

        In February 2008, we completed an exchange transaction with News Corporation pursuant to which we exchanged our ownership interest in News Corporation for a subsidiary of News Corporation which owns an approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks (the "RSNs") and approximately $465 million in cash. In connection with the closing of the News Corporation exchange transaction, we intend to reclassify our Liberty Capital common stock into two new tracking stocks, Liberty Entertainment common stock and New Liberty Capital common stock. The Liberty Entertainment common stock would be intended to track and reflect the economic performance of our newly designated Entertainment Group. We would attribute our ownership interests in the following businesses, which are currently attributed to the Capital Group, to the Entertainment Group: Starz Entertainment, FUN, GSN and WildBlue, as well as $500 million in cash and $551 million principal amount of our publicly traded debt. In addition, we would attribute the businesses and assets that we received in the exchange transaction with News Corporation to the Entertainment Group.

        The New Liberty Capital common stock would be intended to track and reflect the performance of the Capital Group, which would have attributed to it all of the businesses, assets and liabilities currently attributed to it other than those noted above that would be attributed to the Entertainment Group.

Following is a description of DIRECTV and the RSNs:

  The DIRECTV Group, Inc.

        Upon completion of the exchange transaction with News Corporation, we acquired an approximate 41% interest in the DIRECTV Group, which is an equity affiliate.

        The DIRECTV Group is a leading provider of digital television entertainment in the United States and Latin America.

        In the United States, DIRECTV Holdings LLC or DIRECTV U.S. is the largest provider of direct-to-home digital television services and the second largest provider in the multi-channel video programming distribution industry. DIRECTV U.S. provides access to more than 1,700 channels of digital-quality video pictures and CD-quality audio programming directly to over 16 million subscribers' homes and businesses via high-powered satellites. To subscribe to the DIRECTV service, customers acquire a small receiving satellite dish antenna, a digital set-top receiver and a remote control from DIRECTV or third party providers and, after installing such equipment, activate the DIRECTV service by subscribing to one of DIRECTV's programming packages. DIRECTV currently has a fleet of ten high-powered satellites that it uses to distribute the DIRECTV service to its customers in the United States. In addition, DIRECTV has three satellites under construction which when launched will provide DIRECTV with increased capability for local and national HD channels as well as capacity for enhanced services.

        In Latin America (which includes South America, Central America and the Caribbean (including Puerto Rico)), DIRECTV Latin America provides local and international programming to approximately 1.3 million subscribers in Brazil and 1.4 million subscribers in parts of Latin America other than Brazil and Mexico. In addition, DIRECTV's 41% affiliate, Sky Mexico, has approximately 1.4 million subscribers in Mexico. DIRECTV Latin America provides services from leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite.

        DIRECTV earns revenue primarily from monthly fees charged to subscribers for subscriptions to basic and premium channel programming, pay-per-view programming, seasonal and live sporting events, DVR and HD programming fees. DIRECTV also earns revenue from monthly fees charged to subscribers with multiple non-leased set-top receivers, monthly fees charged to subscribers for leased set-top receivers, hardware revenue from subscribers who purchase set-top receivers from DIRECTV, DIRECTV's published programming guide, warranty service fees and advertising services.

  Regional Sports Networks

        Upon completion of the exchange transaction with News Corporation, we also acquired all of its interests in three regional sports networks, or RSNs: Fox Sports Net Rocky Mountain, LLC, Fox Sports Net Northwest, LLC and Fox Sports Net Pittsburgh, LLC. Each RSN is currently affiliated with Fox Sports Net, Inc., a subsidiary of News Corporation, and receives "back drop" national programming from Fox Sports such as The Best Damn Sports Show Period and Chris Myers Interviews. The RSNs will continue to receive national programming from Fox Sports under agreements which last through 2011.

        Each RSN operates a regional video programming network devoted to local professional sports teams and college sporting events, and produces its own local programming, employing or hiring the necessary on-air talent and technical personnel to produce and uplink game telecasts. Local programming is supplemented with the national "back drop" programming of Fox Sports.

        Fox Sports Net Rocky Mountain reaches approximately 2.5 million subscribers in Colorado, Utah, Wyoming, Montana, southern Idaho, western Nebraska, western Kansas and northeastern Nevada. It has regional rights to the Colorado Rockies, Utah Jazz, Colorado Crush and Denver Broncos pre- and post-games, to sporting events at the University of Colorado, Colorado State and the University of Denver and to Big 12 Conference football and woman's basketball.

        Fox Sports Net Northwest reaches approximately 3.0 million subscribers in Washington, Oregon, Idaho, Montana, Alaska, parts of Wyoming and parts of northern Nevada. Its broadcast coverage includes the Seattle Mariners, Seattle Supersonics, Seattle Storm, the University of Washington, Washington State University, Oregon State University and Gonzaga University.

        Fox Sports Net Pittsburgh reaches approximately 2.3 million subscribers in Pennsylvania, West Virginia, Ohio, and western Maryland. Its coverage includes the Pittsburgh Pirates, Pittsburgh Penguins and Cleveland Cavaliers, collegiate games of the University of Pittsburgh and West Virginia University and the WPIAL Football Championships.

        The RSNs derive revenue from fees paid by cable and DTH operators pursuant to affiliation agreements entered into with the RSNs and the sale of advertising time to local, regional and national advertisers. The RSNs' affiliation agreements expire between now and 2011. For the year ended December 31, 2007, each of Fox Sports Net Rocky Mountain and Fox Sports Net Northwest derived more than 10% of its total revenue from affiliation agreements with each of Comcast, DirecTV and Echostar, and Fox Sports Net Pittsburgh derived more than 10% of its revenue from its affiliation agreement with Comcast.

Regulatory Matters

  Programming and Interactive Television Services

        In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

        Regulation of Program Licensing.    The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines that the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. On September 11, 2007, the FCC extended the prohibition on exclusive programming contracts until 2012 and amended the program access complaint rules. The FCC also has initiated a rulemaking proceeding to consider additional revisions to its program access rules, including, among others, changes in the complaint procedures, restrictions on the bundling of programming services to distributors and the extension of the rules to terrestrially-delivered programming.

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

        Regulation of Ownership.    The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. After conducting a further rulemaking regarding this ownership limitation, on December 18, 2007, the FCC again adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide. The FCC's rules also generally had prohibited common ownership of a cable system and broadcast television station with overlapping service areas. In 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's decision to retain the cable/broadcast cross-ownership rule was arbitrary and capricious and vacated the rule. The FCC did not seek Supreme Court review of this decision or initiate a new rulemaking proceeding. The FCC rules continue to prohibit common ownership of a cable system and MMDS with overlapping service areas.

        Regulation of Carriage of Broadcast Stations.    The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. In 2005, the FCC denied mandatory dual carriage of a television station's analog and digital signals during the digital television transition and also denied mandatory carriage of all of a television station's digital signals, other than its "primary" signal. Television station owners continue to seek reconsideration of the FCC's decision and may seek judicial review or legislative change of the FCC's decision. On September 11, 2007, the FCC adopted an order addressing cable operators' obligations to ensure that local broadcasters' primary video and program-related material are viewable by all subscribers following completion of the digital transition. The FCC's order allows cable operators to comply with the viewability requirements by carrying a broadcaster's digital signal in either analog format or digital format, provided that all subscribers have the necessary equipment to view the broadcast content. The viewability requirements extend to February 2012, and during the year prior thereto, the FCC will review the requirements based upon the state of technology and the marketplace.

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

        A-La-Carte Proceeding.    In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "à-la-carte," i.e. on an individual or small tier basis. The Media Bureau released a report in 2004, which concluded that à-la-carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. In 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that à-la-carte sales could be in the best interests of consumers. Although the FCC's authority to mandate à-la-carte sales has been questioned, its endorsement of the concept could encourage Congress to consider proposals to mandate à-la-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. The programming companies that distribute their services in tiers or packages of programming services would experience decreased distribution if à-la-carte carriage were mandated.

        Broadcast Regulation.    The Communications Act permits the operation of television broadcast stations pursuant to a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for a maximum permitted term of eight years and, upon application, may renew the license for additional terms. Generally, the FCC renews broadcast licenses upon finding that: (1) the television station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or FCC rules; and (3) there have been no other violations by the licensee of the Communications Act or FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing.

        On August 6, 2007, the FCC released a new table of allotments which provides television stations in the United States with final digital television ("DTV") channel assignments following completion of the DTV transition on February 17, 2009. All full power television stations must cease transmission of analog signals by such date. On December 31, 2007, the FCC released a report and order adopting final rules governing the DTV transition.

        The FCC regulates many aspects of broadcast station operations. For example, legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children age 12 and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a "significant purpose," the educational and informational needs of children age 16 and younger. The FCC continues to enforce its regulations regarding political advertising, environmental matters, equal employment opportunity, indecency, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast programming. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming that the licensee reasonably believes to be unsatisfactory or unsuitable, or contrary to the public interest, or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or license revocation.

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

  Internet Services

        The Internet businesses in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations. Certain of our subsidiaries engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. Goods sold over the Internet also must comply with traditional regulatory requirements, such as the Federal Trade Commission requirements regarding truthful and accurate claims. With regard to state and local taxes, legislation enacted by Congress in 2007 extended the moratorium on such taxes on Internet access and commerce until 2014.

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

  DBS Regulation

        On February 26, 2008, the FCC released its Memorandum Opinion and Order ("FCC Order") approving the Consolidated Application for Authority to Transfer Control of The DIRECTV

Group, Inc. from News Corporation to our company. FCC approval was required to conclude the exchange transaction with News Corporation discussed above. The FCC determined that we acquired, under applicable FCC regulations, a de facto controlling interest in DIRECTV, the parent company of DirecTV Holdings LLC ("DirecTV U.S."). The FCC Order made its approval subject to certain conditions modeled on similar conditions imposed in 2003 when the FCC approved the transfer of control of DIRECTV to News Corporation, including program access and non-discrimination, program carriage, RSN arbitration and retransmission consent arbitration conditions. In addition, the FCC is requiring that, within one year of the date of adoption of the FCC Order, all of the attributable interests connecting the separate operations in Puerto Rico of DIRECTV and of a subsidiary of Liberty Global, Inc., an independent publicly traded company, must be severed through divestiture or by otherwise making the interests non-attributable, in accordance with applicable FCC regulations, at which point the companies must certify either that they have reduced the relevant interests to a non-attributable level or that they have filed any applications necessary to divest assets.

        DirecTV U.S. is the largest provider of direct broadcast satellite ("DBS") service in the United States. DBS operators are subject to extensive FCC regulation, including: (1) licensing of DBS satellites, earth stations and ancillary communications authorizations; (2) assignment of frequencies and orbital slots, relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite; (3) compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites; and (4) avoidance of interference with the operations of other entities that use the radio spectrum.

        DBS operators also must comply with Communications Act requirements, such as: (1) certain carriage requirements for local broadcast stations; (2) limitations on the retransmission of distant television signals; (3) set-aside of certain channel capacity for noncommercial programming of an educational or informational nature; and (4) participation in the national emergency alert system.

  Other Regulation

        We also have significant ownership interests on a cost basis in other entities, such as Sprint Nextel Corporation, which are extensively regulated. For example, Sprint Nextel is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

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

Competition

        Our businesses that engage in video and on-line commerce compete with traditional offline and online retailers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. In addition, QVC and IAC's subsidiary, Home Shopping Network, compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and Hallmark Flowers and floral wire services such as FTD and Teleflora. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.

        Our businesses that distribute programming for cable and satellite television compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, the programming services of our programming businesses compete for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Our programming businesses also compete for creative talent and programming content. In addition, Starz Entertainment relies on third parties for substantially all of its programming content whereas Starz Entertainment's competitors produce some of their own programming content. We believe that the principal competitive factors for our programming businesses are prices charged for programming, the quantity, quality, exclusivity and variety of the programming offered and the effectiveness of marketing efforts.

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

        Starz Media faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. Starz Media's animated films compete directly with other animation producer/motion picture studio teams including Pixar, Disney, DreamWorks, and Blue Sky/Twentieth Century Fox, among others. Because of the importance of the domestic theatrical market in determining revenue from other sources, the primary competition for Starz Media's theatrical films and its other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at approximately the same time as Starz Media's films. In addition to competing for box office receipts, Starz Media competes with other film studios over optimal release dates and the number of motion picture screens on which movies are exhibited. In addition, it competes with other films released into the international theatrical market and the worldwide home video/DVD and television markets. Starz Media also competes with other movie studios for the services of creative and technical personnel, particularly in the fields of animation and technical direction.

        The Anchor Bay and Manga distribution operations compete with the distribution divisions of major theatrical production companies, as well as with several other independent home video/DVD distribution companies, including GoodTimes Entertainment, Lyrick Studios, Sony Wonder and VIZ Entertainment.

Employees

        As of December 31, 2007, we had 70 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 19,000 full and part-time employees. We believe that our employee relations are good.

  (d)
  Financial Information About Geographic Areas

        For financial information related to the geographic areas in which we do business, see note 20 to our consolidated financial statements found in Part II of this report.

  (e)
  Available Information

        All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

        Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

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

  •
  the value of the subsidiary shares received in the redemption could be or become less than the value of the common stock redeemed; and/or

  •
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

  •
  actual or anticipated fluctuations in either group's operating results or in the operating results of particular companies attributable to either group;

  •
  potential acquisition activity by us or the companies in which we invest;

  •
  issuances of debt or equity securities to raise capital by us or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

  •
  changes in financial estimates by securities analysts regarding the Liberty Interactive common stock or the Liberty Capital common stock or the companies attributable to either group;

  •
  the complex nature and the potential difficulties investors may have in understanding the terms of the Liberty Interactive common stock and the Liberty Capital common stock, as well as concerns regarding the possible effect of certain of those terms on an investment in the stock relating to either group; or

  •
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

        If we sell all or substantially all of the assets attributed to the Interactive Group or the Capital Group, our board of directors may take actions with respect to the shares of common stock of that group which could result in a loss of value for stockholders.    We have the right to dispose of the assets of the Interactive Group or the Capital Group, in whole or in part. If we dispose of all or substantially all of the assets of either group, then our board of directors can decide to: (i) dividend an amount equal to the net proceeds to holders of that group's common stock, on a pro rata basis; (ii) convert the shares of that group's common stock into shares of the other group's common stock at a ratio of 110% of the market price of the common stock of the converted group divided by 100% of the market price of the common stock of the group into which shares are converted; (iii) redeem shares of that group's common stock for cash, securities or other assets with a fair value equal to such net proceeds; or (iv) do a combination of the foregoing. There is no requirement that the action taken by the board of directors be tax-free to the holders of the shares of common stock of that group. In any of the foregoing cases, stockholders could suffer a loss in the value of their investment in our company.

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

  •
  decisions as to the terms of any business relationships that may be created between the Interactive Group and the Capital Group or the terms of any transfer of assets between the groups;

  •
  decisions as to the allocation of consideration between the holders of the Liberty Interactive common stock and the Liberty Capital common stock, or between the stocks relating to either group, to be received in connection with a merger involving our company;

  •
  decisions as to the allocation of corporate opportunities between the two groups, especially where the opportunities might meet the strategic business objectives of both groups;

  •
  decisions as to operational, financial and tax matters that could be considered detrimental to one group but beneficial to the other;

  •
  decisions as to the conversion of shares of Liberty Interactive common stock into shares of Liberty Capital common stock;

  •
  decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in the other;

  •
  decisions as to the internal or external financing attributable to businesses or assets attributed to either group;

  •
  decisions as to the dispositions of assets of either group; and

  •
  decisions as to the payment of dividends on the stock relating to either group.

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

        Other than pursuant to certain general management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to the two different groups, or among holders of different series of stock relating to a specific group.    Our board of directors has adopted certain general management and allocation policies to serve as guidelines in making decisions regarding the relationships between the Interactive Group and the Capital Group with respect to matters such as tax liabilities and benefits, inter-group loans, attribution of assets to either group, financing alternatives, corporate opportunities and similar items. These procedures are general and do not provide specific guidance for addressing matters involving a divergence of interests among holders of shares of stock relating to the two different groups, or among holders of different series of stock relating to a specific group. Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

  •
  obtain information regarding the divergence (or potential divergence) of interests;

  •
  determine under what circumstances to seek the assistance of outside advisers;

  •
  determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and

  •
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

  •
  declare and pay a dividend on the disposing group's common stock;

  •
  redeem shares of the disposing group's common stock according to ratios set out in our amended charter; and/or

  •
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

        Our board of directors may in its sole discretion elect to convert Liberty Interactive common stock into Liberty Capital common stock, thereby changing the nature of your investment and possibly diluting your economic interest in our company, which could result in a loss in value to you.    Our amended charter permits our board of directors, in its sole discretion, to convert each share of Liberty Interactive Series A, Series B and Series C common stock into a number of shares of the corresponding series of Liberty Capital common stock at a ratio based on the relative trading prices of the Liberty Interactive Series A common stock (or another series of Liberty Interactive common stock subject to certain limitations) and the Liberty Capital Series A common stock (or another series of Liberty Capital common stock subject to certain limitations) over a specified 60-trading day period. We cannot predict the impact on the market value of our stock of (1) our board of directors' ability to effect any such conversion or (2) the exercise of this conversion right by us. In addition, our board of directors may effect such a conversion at a time when the market value of its stock could cause the stockholders of one group to be disadvantaged.

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

  •
  authorizing a capital structure with multiple series of common stock, a Series B common stock of each group that entitles the holders to ten votes per share, a Series A common stock of each group that entitles the holder to one vote per share, and a Series C common stock of each group that except as otherwise required by applicable law, entitles the holder to no voting rights;

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

  •
  classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

  •
  limiting who may call special meetings of stockholders;

  •
  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders; and

  •
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

        A substantial portion of the consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.    As of December 31, 2007, Liberty Media LLC, which is a wholly owned subsidiary of our company, had $8.3 billion principal amount of debt outstanding. Our ability to meet the financial obligations of Liberty Media LLC and our other financial obligations will depend upon our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years.

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

  •
  fluctuations in currency exchange rates;

  •
  longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

  •
  recessionary conditions and economic instability affecting overseas markets;

  •
  potentially adverse tax consequences;

  •
  export and import restrictions, tariffs and other trade barriers;

  •
  increases in taxes and governmental royalties and fees;

  •
  involuntary renegotiation of contracts with foreign governments;

  •
  changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

  •
  difficulties in staffing and managing international operations; and

  •
  political unrest that may result in disruptions of services that are critical to their international businesses.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties.

        We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

        QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia and Bochum, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia, Rocky Mount, North Carolina, Florence, South Carolina and Sakura-shi, Chiba, Japan. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany and Japan for retail outlet stores, office space, warehouse space and call center locations.

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

Item 3.    Legal Proceedings.

Liberty/IAC Litigation

        On January 22, 2008, IAC and Barry Diller, Chairman of the Board and CEO of IAC, filed a complaint styled IAC/InteractiveCorp, et al. v. Liberty Media Corporation, C.A. No. 3486 in the Court of Chancery (the "Chancery Court") of the State of Delaware against our company seeking a declaratory judgment that, among other things, (i) the Spin-Off Proposal (as described above) complies with IAC's charter and certain governance arrangements existing between our company and Mr. Diller, (collectively, the "Governance Arrangements"), pursuant to which Mr. Diller voted our shares of IAC common stock and IAC Class B common stock, subject to certain limitations, and (ii) Mr. Diller is permitted to vote all shares of IAC common stock and IAC Class B common stock beneficially owned by us in favor of the Spin-Off Proposal.

        On January 24, 2008, we filed a complaint styled Liberty Media Corporation, et al. v. Diller, et al., C.A. No. 3491 in the Chancery Court against IAC, Mr. Diller and certain other members of IAC's board of directors seeking a judgment that, among other things, the Spin-Off Proposal constitutes a violation of IAC's charter, breaches of fiduciary duty on the part of each of the incumbent directors

(other than our two designees), and breaches of the Governance Arrangements. As a result of Mr. Diller's breach of the Governance Arrangements, the proxy held by Mr. Diller with respect to our shares of IAC common stock and IAC Class B common stock was terminated in accordance with its terms.

        On January 28, 2008, the record holders of a majority of the voting power in IAC acted to, among other things, (i) execute and deliver to IAC a stockholder consent (the "IAC Stockholder Consent") that amended IAC's bylaws, removed Mr. Diller and certain other directors from IAC's board of directors and appointed Gregory B. Maffei, Mark D. Carleton, and William R. Fitzgerald to IAC's board of directors (in addition to Liberty's two current designees); and (ii) file a complaint styled LMC Silver King, Inc., et al. v. IAC/InteractiveCorp, et al., C.A. No. 3501 in the Chancery Court against IAC, Mr. Diller and certain of the other members of IAC's board of directors requesting that, among other things, the Chancery Court declare that the IAC Stockholder Consent was duly and validly executed and was immediately effective in all respects upon delivery to IAC.

        These three actions were consolidated by the Chancery Court on February 6, 2008 in the action styled In re IAC/InterActiveCorp C.A. No. 3486-VCL. Trial for the consolidated action is scheduled to commence before the Chancery Court on March 10, 2008. In the interim, a status-quo order has been entered by the Chancery Court pursuant to which, among other things, Mr. Diller and the other persons serving as directors of IAC prior to the delivery of the IAC Stockholder Consent will remain in office pending the outcome of the litigation.

IAC Stockholder Litigations

        On January 30, 2008, Salvatore Caruso, purportedly on behalf of a class of IAC stockholders, filed a complaint (the "Caruso Complaint") in the Chancery Court, styled Caruso v. Malone, et al., C.A. No. 3509-VCL (the "Caruso Action"). The Caruso Action seeks declaratory relief stating that our opposition to the Spin-Off Proposal, through our designees on the IAC board of directors, is a violation of those designees' fiduciary duties to IAC's public stockholders. The Caruso Action remains pending and the defendants anticipate moving to dismiss the Caruso Complaint in the near future. No date has been set for trial.

        On February 8, 2008, St. Clair Shores Police and Fire Retirement Systems, purportedly on behalf of a class of IAC stockholders, filed a complaint (the "Saint Clair Complaint") in the Chancery Court styled St. Clair Shores Police and Fire Retirement Systems v. Berkman, et al. C.A. No. 3535-VCL (the "Saint Clair Action"). The Saint Clair Complaint names as defendants the current board of directors of IAC as well as our company and seeks a declaration that IAC's charter requires IAC to issue shares of single vote stock of the spin-off companies to both the holders of IAC's low-vote Common Stock and IAC's controlling high-vote Class B Common Stock. The Saint Clair Complaint also seeks a declaration that issuing anything other than low-vote shares to IAC's Class B Common Stock would constitute a breach of the fiduciary duties of the members of the IAC board and an order requiring the defendants to account for all damages caused to IAC's public stockholders. The Saint Clair Action remains pending and the defendants anticipate moving to dismiss the Saint Clair Complaint in the near future. No date has been set for trial.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the Company's special meeting of stockholders held on October 23, 2007, the following matters were voted on and approved by the stockholders of the Company:

		Votes for	Votes against	Abstentions
1.	Approval of the New Tracking Stock Proposal to amend and restate Liberty's certificate of incorporation: to reclassify Liberty Capital common stock into two new tracking stocks; to provide for the reattribution of the businesses, assets, and liabilities currently attributed to the Capital Group; and to make limited, related changes to the terms of the Liberty Interactive common stock.	895,731,519	18,745,552	385,376
2.	Approval of the Recapitalization Proposal pursuant to which each outstanding share of Old Liberty Capital common stock was changed into one share of Liberty Capital common stock and four shares of Liberty Entertainment common stock.	895,664,228	18,785,159	413,060
3.	Approval of the Optional Conversion Proposal to amend and restate Liberty's certificate of incorporation to provide Liberty's board of directors with discretion to convert shares of Liberty Capital common stock, Liberty Entertainment common stock or Liberty Interactive common stock into common stock of one of the other groups.	766,362,512	147,770,503	729,432
4.	Approval of the Group Disposition Proposal to amend and restate Liberty's certificate of incorporation to provide Liberty's board of directors with discretion to permit the sale of all or substantially all of the assets attributed to the Capital Group and/or the Entertainment Group in certain specified circumstances.	757,521,245	156,604,191	737,011

        There were no broker non-votes for any of the foregoing proposals.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Information

        We issued our tracking stocks, Series A and Series B Liberty Capital common stock (LCAPA and LCAPB) and Series A and Series B Liberty Interactive common stock (LINTA and LINTB), on May 10, 2006. Holders of our predecessor's common stock received .25 of a share of LINTA and .05 of a share of LCAPA in exchange for each share of Series A common stock held and .25 of a share of LINTB and .05 of a share of LCAPB in exchange for each share of Series B common stock held. Each series of our tracking stock trades on the Nasdaq Global Select Market. Prior to May 10, 2006, our two series of common stock, Series A and Series B, traded on the New York Stock Exchange under the symbols L and LMC.B, respectively. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2007 and 2006.

	Series A (L)		Series B (LMC.B)
	High	Low	High	Low
2006
First quarter	$8.44	7.73	8.50	7.80
Second quarter through May 9, 2006	$8.76	8.20	8.90	8.20

	Liberty Capital
	Series A (LCAPA)		Series B (LCAPB)
	High	Low	High	Low
2006
Second quarter—May 10, 2006 through June 30, 2006	$83.95	77.00	87.99	79.26
Third quarter	$87.02	80.01	87.25	80.73
Fourth quarter	$98.80	83.32	99.46	84.34
2007
First quarter	$111.31	96.95	111.50	98.50
Second quarter	$120.74	109.09	120.74	110.88
Third quarter	$126.46	107.70	126.44	108.07
Fourth quarter	$129.72	110.03	129.91	110.51

	Liberty Interactive
	Series A (LINTA)		Series B (LINTB)
	High	Low	High	Low
2006
Second quarter—May 10, 2006 through June 30, 2006	$20.25	16.28	20.09	15.98
Third quarter	$20.60	15.84	20.50	16.00
Fourth quarter	$23.29	19.85	23.13	19.61
2007
First quarter	$25.05	20.90	25.74	21.05
Second quarter	$25.89	22.15	25.80	22.19
Third quarter	$23.07	17.70	23.13	17.69
Fourth quarter	$23.00	18.95	21.45	19.03

  Holders

        As of January 31, 2008, there were approximately 2,800 and 100 record holders of our Series A and Series B Liberty Capital common stock, respectively, and approximately 2,300 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively. The foregoing numbers of record holders do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

  Dividends

        We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

  Securities Authorized for Issuance Under Equity Compensation Plans

        Information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of shareholders.

  Purchases of Equity Securities by the Issuer

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
October 1-31, 2007	10,084,944	$19.95	10,084,944	$1,024.7 million
November 1-30, 2007	7,423,200	$20.29	7,423,200	$873.9 million
December 1-31, 2007	2,519,593	$20.23	2,519,593	$822.9 million

Total	20,027,737		20,027,737

        Our program to repurchase shares of Liberty Interactive common stock was approved by our board of directors and disclosed in our 2006 Annual Proxy dated April 7, 2006. In November 2006, our board of directors increased the aggregate amount of Liberty Interactive common stock that can be repurchased from $1 billion to $2 billion, and in October 2007, our board of directors increased the amount that can be repurchased to $3 billion. We may alter or terminate the program at any time.

        In addition to the shares listed in the table above, 712 shares of Series A Liberty Capital common stock and 1,897 shares of Series A Liberty Interactive common stock were surrendered in the fourth quarter of 2007 by certain of our officers to pay withholding taxes in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.

        The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2007	2006	2005	2004	2003
	amounts in millions
Summary Balance Sheet Data:
Investments in available-for-sale securities and other cost investments	$17,569	21,622	18,489	21,834	19,544
Investment in affiliates	$1,817	1,842	1,908	784	745
Assets of discontinued operations	$—	512	516	6,258	9,741
Total assets	$45,649	47,638	41,965	50,181	54,225
Long-term debt(1)	$11,524	8,909	6,370	8,566	9,417
Stockholders' equity	$19,586	21,633	19,120	24,586	28,842

	Years ended December 31,
	2007	2006	2005	2004	2003(4)
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue	$9,423	8,613	7,646	6,743	2,934
Operating income (loss)(2)	$738	1,021	944	788	(841)
Realized and unrealized gains (losses) on financial instruments, net	$1,269	(279)	257	(1,284)	(661)
Gains (losses) on dispositions, net	$646	607	(361)	1,411	1,128
Other than temporary declines in fair value of investments	$(33)	(4)	(449)	(129)	(22)
Earnings (loss) from continuing operations(2):
Liberty common stock	$—	190	(43)	105	1,144
Liberty Capital common stock	1,524	33	—	—	—
Liberty Interactive common stock	441	486	—	—	—

	$1,965	709	(43)	105	(1,144)

Basic earnings (loss) from continuing operations per common share(3):
Liberty common stock	$—	.07	(.02)	.04	(.42)
Series A and Series B Liberty Capital common stock	$11.55	.24	—	—	—
Series A and Series B Liberty Interactive common stock	$.70	.73	—	—	—
Diluted earnings (loss) from continuing operations per common share(3):
Liberty common stock	$—	.07	(.02)	.04	(.42)
Series A and Series B Liberty Capital common stock	$11.46	.24	—	—	—
Series A and Series B Liberty Interactive common stock	$.69	.73	—	—	—

(1)
Excludes the call option portion of our exchangeable debentures for periods prior to January 1, 2007. See note 4 to our consolidated financial statements.

(2)
Our 2003 operating loss and loss from continuing operations include a $1,352 million goodwill impairment charge related to our wholly-owned subsidiary, Starz Entertainment, LLC.

(3)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Interactive common stock for periods subsequent to May 9, 2006. EPS has been calculated for Liberty common stock for all periods prior to May 10, 2006.

(4)
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

Overview

        We are a holding company that owns controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are QVC, Inc. and Starz Entertainment, LLC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

        In 2006, we began implementing a strategy to convert investments into operating businesses. In August 2006, we exchanged our cost investment in IDT Corporation for IDT's subsidiary IDT Entertainment, which is now known as Starz Media. Also in 2006, we acquired controlling interests in Provide Commerce, Inc., FUN Technologies, Inc. and BuySeasons, Inc. In 2007, (1) we exchanged our shares of CBS Corporation Class B common stock for a subsidiary of CBS that holds WFRV and WJMN Television Station, Inc. and approximately $170 million in cash, (2) we exchanged approximately 68.5 million shares of Time Warner Inc. common stock for a subsidiary of Time Warner which holds Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. and $984 million in cash and (3) we acquired a controlling interest in each of Backcountry.com, Inc. and Bodybuilding.com, LLC. In February 2008, we exchanged our investment in News Corporation for a News Corporation subsidiary which owns News Corporations' approximate 41% interest in The DIRECTV Group, three regional sports television networks and $465 million in cash (the "News Corporation Exchange").

        Our "Corporate and Other" segment includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc., TruePosition, Inc., BuySeasons, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"). Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in the third quarter of 2006, is focused on developing, acquiring, producing and distributing live-action and animated films and television productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a controlling interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. Atlanta National League Baseball Club, Inc. ("ANLBC"), which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an on-line retailer of costumes, accessories, décor and party supplies. Backcountry, which we acquired in June 2007, operates six websites offering outdoor and backcountry sports gear and clothing. Bodybuilding.com, which we acquired on December 31, 2007, manages two websites related to sports nutrition, body building and fitness. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 24% interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related financial instruments in public companies such as IAC/InterActiveCorp, Time Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market value and are included in corporate and other.

Tracking Stocks

        On May 9, 2006, we completed a restructuring pursuant to which we were organized as a new holding company, and we became the new publicly traded parent company of Liberty Media LLC, which was formerly known as Liberty Media Corporation, and which we refer to as "Old Liberty." As a result of the restructuring, all of the Old Liberty outstanding common stock was exchanged for our two new tracking stocks, Liberty Interactive common stock and Liberty Capital common stock. Each tracking stock issued in the restructuring is intended to track and reflect the economic performance of one of two groups, the Interactive Group and the Capital Group, respectively.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, BuySeasons, Backcountry and Bodybuilding and our interests in Expedia and IAC/InterActiveCorp. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of December 31, 2007) of our senior notes and debentures to the Interactive Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group. The assets and businesses attributed to the Capital Group include our subsidiaries Starz Entertainment, Starz Media, ANLBC, FUN, TruePosition, Leisure Arts and WFRV TV Station, our equity affiliates GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $4,481 million principal amount (as of December 31, 2007) of our senior exchangeable debentures and $750 million of our bank debt to the Capital Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

Proposed Tracking Stocks

        On October 23, 2007, our stockholders approved a group of related proposals to amend and restate our certificate of incorporation to reclassify our Liberty Capital common stock into two new tracking stocks, one to retain the designation Liberty Capital common stock and the other to be designated the Liberty Entertainment common stock. The reclassification was contingent upon the completion of the News Corporation Exchange pursuant to which we exchanged our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which holds an approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash. We currently expect the reclassification to be implemented in March 2008.

        The Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which initially would have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including our subsidiaries Starz Entertainment and FUN, our equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of December 31, 2007) of our publicly-traded debt. In addition, we would attribute to the Entertainment Group all of the businesses and assets received in the News Corporation Exchange.

        Upon implementation of the reclassification, the Capital Group would have attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. In addition, the Capital Group would have attributed to it $3,930 million principal amount (as of December 31, 2007) of our existing publicly-traded debt and $750 million of our bank debt.

        The reclassification would not change the businesses, assets and liabilities currently attributed to our Interactive Group.

2007 Completed Transactions

        In addition to the sales of OPTV and AEG discussed under "Discontinued Operations" below, we have several other completed transactions in 2007. Among these are:

        On April 16, 2007, we completed an exchange transaction (the "CBS Exchange") with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash.

        On May 17, 2007, we completed an exchange transaction (the "Time Warner Exchange") with Time Warner Inc. in which we exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which holds ANLBC, Leisure Arts and $984 million in cash.

        On June 22, 2007, we acquired 81.3% of the outstanding capital stock of Backcountry.com, Inc. for cash consideration of $120 million, of which $11 million will be held in escrow for one year following the closing to satisfy any indemnification claims.

        On December 31, 2007, we acquired 82.9% of the outstanding equity of Bodybuilding.com, LLC for cash consideration of $116 million, of which $5 million will be held in escrow for one year following the closing to satisfy any indemnification claims.

Discontinued Operations

        In the fourth quarter of 2006, we committed to two separate transactions pursuant to which we intended to sell our interests in OpenTV Corp and Ascent Entertainment Group ("AEG") to unrelated third parties. The sale of OpenTV for approximately $132 million in cash was completed in January 2007. Pursuant to an agreement with OpenTV, we paid OpenTV approximately $5 million of the sales proceeds at closing and approximately $14 million of the sales proceeds on the first anniversary of the closing upon the satisfaction of certain conditions. The sale of AEG, of which the primary asset is 100% of the common stock of On Command Corporation, for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million was completed in April 2007.

        OpenTV and AEG each met the criteria of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for classification as assets held for sale as of December 31, 2006 and were included in the Capital Group.

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

        Our consolidated financial statements and accompanying notes have been prepared to reflect OpenTV, AEG and DHC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

Strategies and Challenges of Business Units

        QVC faced several challenges in 2007 that adversely impacted revenue and operating cash flow growth. QVC intends to continue addressing those challenges in 2008. Domestically, revenue and operating cash flow growth were negatively impacted by general economic conditions, and to a lesser extent, higher precious metals prices and increased penetration of satellite television which hinders QVC's ability to gain favorable channel positioning. In the fall of 2007, QVC launched a national branding campaign to help drive awareness of its programming and products and increase revenue. In 2008, QVC intends to continue its branding campaign to the extent it yields positive results, freshen its product mix and programming, enhance and optimize its website and implement cost control measures.

        In 2007, international results were negatively impacted by a number of factors. Results in Germany were hurt by increased competition and a soft retail market, as well as QVC-Germany's over-reliance on certain categories of products. In 2008, QVC-Germany intends to diversify its programming and product mix and increase its focus on underperforming product categories. In Japan, a heightened regulatory focus on health and beauty product presentations restricted QVC-Japan's ability to sell such products which have historically comprised in excess of 40% of QVC-Japan's sales. In addition, the migration of Japanese viewers from analog to digital and the resulting increase in channels available to Japanese viewers has hurt QVC's ability to obtain and retain customers. In 2008, QVC-Japan intends to stabilize the health and beauty category and grow its product categories other than health and beauty.

        The key challenges to achieving these goals in both the U.S. and international markets are (1) increased competition from other home shopping and Internet retailers, (2) macro-economic conditions, (3) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits, (4) maintaining favorable channel positioning as digital TV penetration increases and (5) successful management transition.

        In 2007, Starz Entertainment's operating cash flow improved primarily due to reductions in programming costs, and to a lesser extent, increases in revenue and cost containment initiatives. Such reductions in programming costs were achieved primarily due to lower theatrical performance of movies exhibited by Starz Entertainment. In 2008, Starz Entertainment's primary goal will be to improve operating cash flow by increasing revenue. Starz Entertainment hopes to increase revenue by (i) improving brand awareness, (ii) selling suites of services, including high definition, on demand and linear program offerings and (iii) launching original programming on the Starz channel. Another key initiative for Starz Entertainment in 2008 is to negotiate new affiliation agreements with key distributors.

        Starz Entertainment faces several key obstacles in its attempt to meet these goals, including: (1) cable operators' promotion of bundled service offerings rather than premium video services; (2) the impact on viewer habits of new technologies such as personal video recorders; (3) continued consolidation in the broadband and satellite distribution industries; and (4) an increasing number of alternative movie and programming sources.

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

Consolidated Operating Results

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Revenue
Interactive Group
QVC	$7,397	7,074	6,501
Corporate and other	405	252	—

	7,802	7,326	6,501

Capital Group
Starz Entertainment	1,066	1,033	1,004
Starz Media	254	86	—
Corporate and other	301	168	141

	1,621	1,287	1,145

Consolidated Liberty	$9,423	8,613	7,646

Operating Cash Flow (Deficit)
Interactive Group
QVC	$1,652	1,656	1,422
Corporate and other	32	24	(5)

	1,684	1,680	1,417

Capital Group
Starz Entertainment	264	186	171
Starz Media	(143)	(24)	—
Corporate and other	(76)	(59)	(47)

	45	103	124

Consolidated Liberty	$1,729	1,783	1,541

Operating Income (Loss)
Interactive Group
QVC	$1,114	1,130	921
Corporate and other	(1)	—	(5)

	1,113	1,130	916

Capital Group
Starz Entertainment	210	163	105
Starz Media	(342)	(29)	—
Corporate and other	(243)	(243)	(77)

	(375)	(109)	28

Consolidated Liberty	$738	1,021	944

        Revenue.    Our consolidated revenue increased 9.4% in 2007 and 12.6% in 2006, as compared to the corresponding prior year. The 2007 increase is due to a $323 million or 4.6% increase for QVC, our acquisition of Starz Media in August 2006 ($168 million increase), our acquisition of ANLBC in May 2007 ($159 million increase) and the combined impact of our 2006 and 2007 acquisitions of e-commerce businesses ($153 million increase). The 2006 increase is due primarily to an 8.8% or $573 million increase at QVC and our 2006 acquisitions of Provide ($220 million), Starz Media ($86 million), FUN ($42 million) and BuySeasons ($32 million). See Management's Discussion and

Analysis for the Interactive Group and the Capital Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

        In November 2006, TruePosition signed an amendment to its existing services contract with AT&T Corp. (formerly Cingular Wireless) that requires TruePosition to develop and deliver additional software features. Because TruePosition does not have vendor specific objective evidence related to the value of these additional features, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition currently estimates that these features will be delivered at the end of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any significant revenue under this contract until the first quarter of 2009. TruePosition recognized approximately $105 million of revenue under this contract in 2006 prior to signing the amendment. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract expires in June 2008, but contains provisions allowing T-Mobile to extend. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

        Operating Cash Flow.    We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, separately disclosed litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles ("GAAP"). Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 20 to the accompanying consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest.

        Consolidated Operating Cash Flow decreased $54 million or 3.0% and increased $242 million or 15.7% in 2007 and 2006, respectively, as compared to the corresponding prior year. In 2007, operating cash flow deficits for Starz Media and TruePosition increased $119 million and $75 million, respectively, compared to 2006. These cash flow decreases were partially offset by increases for Starz Entertainment and ANLBC of $78 million and $38 million, respectively. Starz Media's operating cash flow deficit resulted from (i) the $79 million write-off of capitalized production costs due to the abandonment of certain films and downward adjustments to the revenue projections for certain TV series and other films, (ii) start up costs for Overture Films and the delay of film release dates into 2008 and (iii) lower than expected revenue for Anchor Bay, its DVD distribution division. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years. TruePosition's operating cash flow deficit was due in large part to the deferral of revenue under its AT&T and T-Mobile contracts described above. QVC's operating cash flow decreased marginally in 2007. The 2006 increase in our consolidated operating cash flow is due to a $234 million or 16.5% increase at QVC and a $15 million or 8.8% increase at Starz Entertainment. Operating cash flow in 2006 for Provide of $24 million and BuySeasons of $6 million were offset by operating cash flow deficits for Starz Media of $24 million and FUN of $11 million.

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

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" ("Statement 123R"). Statement 123R requires that we amortize the grant date fair value of our stock option awards that qualify as equity awards as stock compensation expense over the vesting period of such awards. Statement 123R also requires that we record our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our consolidated statements of operations. Prior to adoption of Statement 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

        In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment loss, net of related income taxes of $31 million, which primarily reflects the fair value of the liability portion of QVC's stock option awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $93 million, $67 million and $52 million of stock compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively. The 2006 stock compensation expense is net of a $24 million credit related to the terminations of QVC's stock option plan as described in note 15 to the accompanying consolidated financial statements. As of December 31, 2007, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $81 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

        Depreciation and amortization.    Depreciation and amortization increased in 2007 and 2006 due to our acquisitions and capital expenditures partially offset by a decrease at Starz Entertainment due to certain intangibles becoming fully amortized. As the businesses we acquired in 2007 and 2006 are not capital intensive, we do not expect them to have a significant impact on our depreciation in the future.

        Impairment of long-lived assets.    In connection with our 2007 annual evaluation of the recoverability of Starz Media's goodwill, we estimated the fair value of Starz Media's reporting units using a combination of discounted cash flows and market comparisons and concluded that the carrying value of certain reporting units exceeded their respective fair values. Accordingly, we recognized a $182 million impairment charge related to goodwill. During the third quarter of 2007, FUN recognized a $41 million impairment loss related to its sports information segment due to new competitors in the marketplace and the resulting loss of revenue and operating income.

        We acquired our interest in FUN in March 2006. Subsequent to our acquisition, the market value of FUN's stock declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which we believe the market perceived as potentially impacting FUN's skill gaming business. In connection with our 2006 annual evaluation of the recoverability of FUN's goodwill, we estimated the fair value of FUN using a combination of discounted cash flows and market comparisons and concluded that the carrying value of FUN's goodwill exceeded its market value. Accordingly, we recognized a $111 million impairment charge related to goodwill and a $2 million impairment charge related to trademarks.

        Operating income.    We generated consolidated operating income of $738 million, $1,021 million and $944 million in 2007, 2006 and 2005, respectively. The 2007 decrease in operating income is due primarily to increased operating losses of $313 million for Starz Media and $73 million for TruePosition. These losses were partially offset by improved operating results of $83 million for FUN and $47 million for Starz Entertainment. The improvement in FUN's operating loss from $140 million to $57 million was largely due to the $113 million impairment charge recognized in 2006, compared to the $41 million impairment charge in 2007.

        The 2006 increase in consolidated operating income is due to increases for QVC ($209 million) and Starz Entertainment ($58 million), partially offset by losses generated by FUN ($140 million, including the above-described impairment charges) and Starz Media ($29 million) as well as an increase in corporate stock compensation expense of $34 million due to the adoption of Statement 123R. Our operating income in 2005 is attributable to QVC ($921 million) and Starz Entertainment ($105 million) partially offset by operating losses of our other consolidated subsidiaries and corporate expenses.

  Other Income and Expense

        Components of Other Income (Expense) are as follows:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Interest expense
Interactive Group	$(465)	(417)	(374)
Capital Group	(176)	(263)	(252)

Consolidated Liberty	$(641)	(680)	(626)

Dividend and interest income
Interactive Group	$44	40	35
Capital Group	277	174	108

Consolidated Liberty	$321	214	143

Share of earnings (losses) of affiliates
Interactive Group	$77	47	9
Capital Group	(55)	44	4

Consolidated Liberty	$22	91	13

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(6)	20	(17)
Capital Group	1,275	(299)	274

Consolidated Liberty	$1,269	(279)	257

Gains (losses) on dispositions, net
Interactive Group	$12	—	40
Capital Group	634	607	(401)

Consolidated Liberty	$646	607	(361)

Other than temporary declines in fair value of investments
Interactive Group	$—	—	—
Capital Group	(33)	(4)	(449)

Consolidated Liberty	$(33)	(4)	(449)

Other, net
Interactive Group	$1	23	(38)
Capital Group	(2)	(5)	(1)

Consolidated Liberty	$(1)	18	(39)

        Interest expense.    Consolidated interest expense decreased 5.7% and increased 8.6% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. Interest expense for the Interactive Group increased 11.5% in 2007, as compared to 2006, due to increased borrowings which were used to repurchase shares of Liberty Interactive common stock. Interest expense for the Capital Group decreased 33.1% in 2007 primarily due to our adoption of Statement of Financial Accounting Standards No. 155 ("Statement 155") on January 1, 2007. Statement 155 permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative (such as our senior exchangeable debentures) that would otherwise require bifurcation. We previously reported the fair value of the call option feature of our senior exchangeable debentures separate from the long-term debt, and the long-term debt was accreted to its face amount through interest expense. Our 2006 interest expense included $95 million of such accretion. Interest expense attributable to the Interactive Group increased 11.5% in 2006 due to increased borrowings by QVC, which were used to retire certain of our publicly-traded debt and for repurchases of Liberty Interactive common stock.

        Dividend and interest income.    Interest income for the Capital Group increased in 2007 and 2006 due to higher invested cash balances. The Capital Group's interest and dividend income for the year ended December 31, 2007 was comprised of interest income earned on invested cash ($164 million), dividends on News Corporation common stock ($57 million), dividends on other available-for-sale ("AFS") securities ($17 million) and other ($39 million). As a result of the consummation of our exchange transaction with News Corporation described below, our dividend income from News Corporation will be zero in future years.

        Share of earnings of affiliates.    Our 2007 share of earnings of affiliates for the Interactive Group is due primarily to Expedia, Inc. ($68 million), and our share of losses of affiliates for the Capital Group is due primarily to WildBlue Corporation ($54 million). Our 2006 share of earnings of affiliates are attributable to Expedia ($50 million) and other investees ($41 million). In February 2008, we completed an exchange transaction with News Corporation pursuant to which we exchanged our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation, which owns News Corporation's approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash. We will account for our interest in The DIRECTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DIRECTV Group reported net income for the year ended December 31, 2007 of $1,451 million.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Senior exchangeable debentures	$541	—	—
Equity collars	527	(59)	311
Borrowed shares	298	(32)	(205)
Exchangeable debenture call option obligations	—	(353)	172
Other derivatives	(97)	165	(21)

	$1,269	(279)	257

        Gains (losses) on dispositions.    Aggregate gains (losses) from dispositions are comprised of the following.

	Years ended December 31,
Transaction	2007	2006	2005
	amounts in millions
Capital Group
Time Warner Exchange	$582	—	—
CBS Exchange	31	—	—
Sale of investment in Court TV	—	303	—
Sale of investment in Freescale	—	256	—
Sale of investment in Telewest Global, Inc.	—	—	(266)
Sale of investment in Cablevisión S.A.	—	—	(188)
Other, net	21	48	53

	634	607	(401)

Interactive Group
Other, net	12	—	40

	$646	607	(361)

        In the above transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 7 and 17 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

        Other than temporary declines in fair value of investments.    During 2007, 2006 and 2005, we determined that certain of our cost investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as other than temporary declines in fair value of investments in our consolidated statements of operations.

        Income taxes.    Our effective tax rate was 14.0% in 2007, 26.2% in 2006 and 74.6% in 2005. The Time Warner Exchange and the CBS Exchange, which were completed in 2007, qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit.

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

        Historically, we have not made significant federal income tax payments due to our ability to use prior year net operating ("NOL") and capital losses carryforwards to offset current year taxable income. However, as a result of our February 2008 settlement with the IRS related to interest deductions on our exchangeable debentures, our NOL carryforwards were eliminated and we had taxable income in 2006 and 2007. Consequently, we will make federal tax payments of approximately $152 million for the 2007 tax year during the first quarter of 2008. Based on current projections, we expect to remit federal tax payments for the 2008 tax year and beyond.

        Net earnings (loss).    Our net earnings (loss) was $2,114 million, $840 million and ($33) million for the years ended December 31, 2007, 2006 and 2005, respectively, and was the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings from discontinued operations of $149 million, $220 million and $10 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in our 2006 earnings from discontinued operations are tax benefits of $236 million related to our excess outside tax basis in OPTV and AEG over our basis for financial reporting.

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

        The following are potential sources of liquidity for each group to the extent the identified asset or transaction has been attributed to such group: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts.

        Interactive Group.    During the year ended December 31, 2007, the Interactive Group's primary uses of cash were the repurchase of outstanding Liberty Interactive common stock ($1,224 million), funding the acquisitions of Backcountry ($120 million) and Bodybuilding ($116 million), capital expenditures ($289 million), tax payments to the Capital Group ($321 million) and debt repayments ($332 million). Since the issuance of our tracking stocks, our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $3 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the year ended December 31, 2007, we repurchased 36.9 million shares of Liberty Interactive Series A common stock in the open market for aggregate cash consideration of $740 million. In addition, in June 2007, we completed a tender offer pursuant to which we accepted for purchase 19.42 million shares of Series A Liberty Interactive common stock at a price of $24.95 per share, or aggregate cash consideration of $484 million. Cumulatively, we have repurchased an aggregate of $2,178 million of Liberty Interactive common stock pursuant to our stock repurchase program. We may alter or terminate the stock repurchase program at any time.

        The Interactive Group's uses of cash in 2007 were primarily funded with cash from operations and borrowings under QVC's credit facilities. As of December 31, 2007, the Interactive Group had a cash balance of $557 million.

        The projected uses of Interactive Group cash for 2008 include approximately $465 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $340 million for the purchase of additional shares of IAC, which we completed in January 2008, $210 million for capital expenditures, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

        As of December 31, 2007, the aggregate commitments under the QVC credit agreements were $5.25 billion, and outstanding borrowings aggregated $4.023 billion, which borrowings were increased to fund the purchase of additional shares of IAC noted above. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

        Capital Group.    During the year ended December 31, 2007, the Capital Group's primary uses of cash were the repurchase of Series A Liberty Capital common stock as described below ($1,305 million) and debt repayments ($166 million).

        In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $1 billion of outstanding shares of Liberty Capital common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. That amount was increased to approximately $1.3 billion in connection with a tender offer for Liberty Capital stock described below. In May 2007, our board of directors authorized the repurchase of an additional $1 billion of Liberty Capital common stock. We may alter or terminate the program at any time.

        In order to implement our share repurchase program for Liberty Capital common stock, we completed a tender offer on April 5, 2007, pursuant to which we accepted for purchase 11.54 million shares of Series A Liberty Capital common stock at a price of $113.00 per share or aggregate cash consideration of $1,305 million (including transaction costs). We funded the cash consideration with available cash on hand.

        The Capital Group's sources of liquidity for the year ended December 31, 2007 include cash from the Time Warner Exchange ($984 million) and the CBS Exchange ($170 million), cash proceeds from the sale of AEG ($332 million) and OPTV ($112 million), tax payments from the Interactive Group ($321 million) and available cash on hand.

        In addition, in April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. Such funds are not available for general corporate purposes. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. Although no assurance can be given, we expect to make such investments over the next 18-24 months. See note 8 to the accompanying consolidated financial statements for a discussion of the Investment Fund to which this bank facility relates.

        The projected uses of Capital Group cash for 2008 include approximately $180 million by Starz Media for the acquisition and production of films and television productions, approximately $155 million for interest payments on debt attributed to the Capital Group and $152 million for federal tax payments for our 2007 tax year. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time. In addition, we expect to generate taxable income in 2008 and beyond and that we will make related federal tax payments.

        In addition to the foregoing expected uses of cash, the holders of our 0.75% Senior Exchangeable Debentures due 2023, which have an aggregate principal amount of approximately $1.75 billion, have the right to put such debentures to us at 100% of par during the period from February 25, 2008 to March 24, 2008 for payment on March 31, 2008. We have notified our bondholders that we will pay cash for any debentures that are validly tendered pursuant to the put right. We intend to fund the cash purchase price with committed funds obtained from financing involving certain of our equity derivatives, as further described below.

        If the reclassification approved by our stockholders on October 23, 2007 is implemented, the Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which would initially have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including our subsidiaries Starz Entertainment and FUN, our equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of December 31, 2007) of our publicly-traded debt. In addition, we would attribute to the Entertainment Group all of the businesses and assets received in the News Corporation Exchange.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, tax payments from the Interactive Group, proceeds from collar expirations and dispositions of non-strategic assets. At December 31, 2007, the Capital Group's sources of liquidity include $2,578 million in cash and cash equivalents and $4,979 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives as they mature and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $21 million in 2008, $1,223 million in 2009, $1,674 million in 2010 and $446 million in 2011 upon settlement of its AFS Derivatives.

        Prior to the maturity of our equity derivatives, the terms of certain of the equity derivatives allow borrowings against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of December 31, 2007, such borrowing capacity aggregated approximately $3,364 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph. Upon completion of our exchange transaction with News Corporation in February 2008, such borrowing capacity was reduced by $916 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

  Capital Group

        The following contingencies and obligations have been attributed to the Capital Group:

        Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz Entertainment at December 31, 2007 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2007 is payable as follows: $99 million in 2008; $13 million in 2009; and $6 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $482 million in 2008; $158 million in 2009; $102 million in 2010; $101 million in 2011; $94 million in 2012 and $178 million thereafter.

        In addition, Starz Entertainment is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2012 and all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2013. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In connection with an option exercised by Sony to extend the Sony contract through 2013, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Starz Entertainment's payments to Sony will be amortized ratably over the three-year period beginning in 2012.

        Liberty guarantees Starz Entertainment's film licensing obligations under certain of its studio output agreements. At December 31, 2007, Liberty's guarantees for studio output obligations for films released by such date aggregated $793 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantees of these obligations.

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

        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2007 is summarized below:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	amounts in millions
Attributed Capital Group contractual obligations
Long-term debt(1)	$5,329	39	15	776	4,499
Interest payments(2)	2,477	155	296	258	1,768
Long-term financial instruments	1,280	1,183	33	64	—
Operating lease obligations	91	14	25	18	34
Programming Fees(3)	1,233	581	279	195	178
Purchase orders and other obligations	224	224	—	—	—

Total Capital Group	10,634	2,196	648	1,311	6,479

Attributed Interactive Group contractual obligations
Long-term debt(1)	7,192	13	928	4,034	2,217
Interest payments(2)	3,682	465	830	388	1,999
Long-term financial instruments	79	—	—	79	—
Operating lease obligations	79	23	36	16	4
Purchase orders and other obligations	1,072	1,072	—	—	—

Total Interactive Group	12,104	1,573	1,794	4,517	4,220

Consolidated contractual obligations
Long-term debt(1)	12,521	52	943	4,810	6,716
Interest payments(2)	6,159	620	1,126	646	3,767
Long-term financial instruments	1,359	1,183	33	143	—
Operating lease obligations	170	37	61	34	38
Programming Fees(3)	1,233	581	279	195	178
Purchase orders and other obligations	1,296	1,296	—	—	—

Total consolidated	$22,738	3,769	2,442	5,828	10,699

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

(2)
Amounts (i) are based on our outstanding debt at December 31, 2007, (ii) assume the interest rates on our floating rate debt remain constant at the December 31, 2007 rates and (iii) assume that our existing debt is repaid at maturity.

(3)
Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement 157"), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We do not expect that our adoption of Statement 157 will have a significant impact on the reported amounts of our assets and liabilities that we report at fair value in our consolidated balance sheet.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Currently under Statement of Financial Accounting Standards No. 115, entities are required to recognize changes in fair value of available-for-sale securities in the balance sheet in accumulated other comprehensive earnings. Statement 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. Effective January 1, 2008, we plan to apply the provisions of Statement 159 to certain of our available-for-sale securities which we consider non-strategic. As a result, changes in the fair value of the subject securities will be reported in unrealized gains/losses in our consolidated statement of operations, rather than as a component of accumulated other comprehensive earnings in our consolidated balance sheet. The fair value of such securities was $4,839 million at December 31, 2007, and the amount of unrealized gains included in other comprehensive earnings that will be included in our cumulative effect of accounting change and reclassified to retained earnings upon adoption of Statement 159 is $1,039 million.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement 141R"). Statement 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), although it retains the fundamental requirement in Statement 141 that the acquisition method of accounting be used for all business combinations. Statement 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year after December 15, 2008.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("Statement 160"). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, Statement 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Statement 160 is effective for fiscal years beginning after December 15, 2008. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We expect that our adoption of Statement 160 in 2009 will impact the accounting for purchases and sales and the presentation of the noncontrolling interests in our subsidiaries.

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

        Carrying Value of Investments.    Our cost and equity method investments comprise a significant portion of our total assets at each of December 31, 2007 and 2006. We account for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement of Financial Accounting Standards No. 142, Accounting Principles Board Opinion No. 18, EITF Topic 03-1 and SAB No. 59. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our cost investments are recognized on a separate line in our consolidated statement of operations, and other than temporary declines in fair value of our equity method investments are included in share of losses of affiliates in our consolidated statement of operations.

        The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our other cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

        Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statement of operations in the period in which they occur to the extent such decreases are deemed to be other than temporary. Subsequent increases in fair value will be recognized in our consolidated statement of operations only upon our ultimate disposition of the investment.

        At December 31, 2007, we had unrealized holding losses of $12 million related to certain of our available-for-sale debt securities.

        In connection with our adoption of Statement 159 on January 1, 2008, all changes in fair value of the investments to which we apply the provisions of Statement 159 will be recognized in our consolidated statements of operations.

        Carrying Value of Long-lived Assets.    Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") also comprise a significant portion of our total assets at December 31, 2007 and 2006. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, or upon the occurrence of certain triggering events, assess the recoverability of our long-lived assets. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

        Retail Related Adjustments and Allowances.    QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2007, 2006 and 2005, sales returns represented 18.7%, 18.5% and 18.0% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on among other factors, the age of the inventory and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2007, QVC's inventory is $1,020 million and the obsolescence adjustment is $105 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations. At December 31, 2007, QVC's trade accounts receivable are $1,173 million, net of the allowance for doubtful accounts of $56 million. Each of these adjustments requires management judgment and may not reflect actual results.

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

Interactive Group

        On May 9, 2006, our stockholders approved our corporate restructuring which, among other things, resulted in the creation of two tracking stocks, one of which is intended to reflect the separate performance of the Interactive Group. The Interactive Group consists of our subsidiaries QVC, Provide, BuySeasons, Backcountry.com and Bodybuilding.com, our interests in IAC/InterActiveCorp and Expedia and $3,108 million principal amount (as of December 31, 2007) of our publicly-traded debt.

        The reclassification approved by our shareholders in October 2007, if implemented, will not affect the assets attributed to the Interactive Group.

        The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. Although our restructuring was not completed until May 9, 2006, the following discussion is presented as though the restructuring had been completed on January 1, 2005. The results of operations of Provide, BuySeasons and Backcountry.com are included in e-commerce businesses since their respective date of acquisition in the tables below. Fluctuations in e-commerce businesses from 2005 to 2006 to 2007 are due primarily to the acquisitions of Provide and BuySeasons in 2006 and Backcountry.com in 2007. Bodybuilding.com was acquired on December 31, 2007, and therefore, did not impact our 2007 results of operations. This discussion should be read in conjunction with (1) our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Results of Operations

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Revenue
QVC	$7,397	7,074	6,501
e-commerce businesses	405	252	—
Corporate and other	—	—	—

	$7,802	7,326	6,501

Operating Cash Flow (Deficit)
QVC	$1,652	1,656	1,422
e-commerce businesses	40	30	—
Corporate and other	(8)	(6)	(5)

	$1,684	1,680	1,417

Operating Income (Loss)
QVC	$1,114	1,130	921
e-commerce businesses	16	14	—
Corporate and other	(17)	(14)	(5)

	$1,113	1,130	916

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is aired through its nationally televised shopping network 24 hours a day ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

        QVC's operating results are as follows:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Net revenue	$7,397	7,074	6,501
Cost of sales	(4,682)	(4,426)	(4,112)

Gross profit	2,715	2,648	2,389
Operating expenses	(616)	(579)	(570)
SG&A expenses (excluding stock-based compensation)	(447)	(413)	(397)

Operating cash flow	1,652	1,656	1,422
Stock-based compensation	(22)	(50)	(52)
Depreciation and amortization	(516)	(476)	(449)

Operating income	$1,114	1,130	921

        Net revenue is generated in the following geographical areas:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
QVC-US	$5,208	4,983	4,640
QVC-UK	707	612	554
QVC-Germany	870	848	781
QVC-Japan	612	631	526

	$7,397	7,074	6,501

        QVC's net revenue increased 4.6% and 8.8% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. The 2007 increase in revenue is comprised of $101 million related to a 1.3% increase in the number of units shipped from 165.7 million to 167.8 million, $125 million due to a 1.6% increase in the average sales price per unit ("ASP") and a $122 million increase due to favorable foreign currency rates. These increases were partially offset by a net decrease of $25 million primarily due to an increase in estimated product returns. Returns as a percent of gross product revenue increased from 18.5% in 2006 to 18.7% in 2007.

        The 2006 increase in revenue is comprised of $582 million due to a 7.3% increase in the number of units shipped from 154.4 million to 165.7 million and $88 million related to a 2.0% increase in the ASP. The revenue increases were partially offset by an $11 million decrease due to unfavorable foreign currency rates and an $86 million decrease due primarily to an increase in estimated product returns. Returns as a percent of gross product revenue increased from 18.0% in 2005 to 18.5% in 2006 due to a continued shift in the mix from home products to apparel and accessories products, which typically have higher return rates.

        As noted above, during the years ended December 31, 2007 and 2006, the changes in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Year ended December 31, 2007		Year ended December 31, 2006
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	4.5%	4.5%	7.4%	7.4%
QVC-UK	15.5%	6.5%	10.5%	8.4%
QVC-Germany	2.6%	(5.9)%	8.6%	7.1%
QVC-Japan	(3.0)%	(2.0)%	20.0%	26.1%

        Revenue for QVC-US was negatively impacted in 2007 by a slow retail environment and weakness in the gold jewelry category due to higher gold prices. QVC-Germany net revenue in local currency declined during the year ended December 31, 2007 relative to the prior year due to increased competition, a soft retail market, a 300 basis point increase in the German value added tax (VAT) rate and higher usage of markdowns in the fashion category. QVC-Japan net revenue declined in local currency during the year ended December 31, 2007, as compared to the prior year, due to the heightened regulatory focus on health and beauty product presentations beginning in March 2007, which caused QVC-Japan to remove a number of products from its programming.

        The number of homes receiving QVC's services are as follows:

	Homes (in millions)
	December 31,
	2007	2006	2005
QVC-US	93.4	90.7	90.0
QVC-UK	21.8	19.4	17.8
QVC-Germany	37.6	37.5	37.4
QVC-Japan	21.1	18.7	16.7

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

        QVC's gross profit percentage was 36.7%, 37.4% and 36.7% for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in gross profit percentage in 2007 is due primarily to higher distribution costs and to a lesser extent, a higher obsolescence provision. The higher distribution costs resulted from increases in shipping rates and costs associated with new distribution centers in the U.S. and Japan for which economies of scale have not yet been achieved. The increase in the gross profit percentage in 2006 was due to higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products and to a lower inventory obsolescence provision.

        QVC's operating expenses are comprised of commissions and license fees, order processing and customer service expense, credit card processing fees, telecommunications expense and bad debt expense. Operating expenses increased 6.4% and 1.6% for the years ended December 31, 2007 and

2006, respectively, as compared to the corresponding prior year period. These increases are primarily due to increases in sales volume. As a percentage of net revenue, operating expenses were 8.3%, 8.2% and 8.8% for 2007, 2006 and 2005, respectively. The 2007 increase in operating expenses as a percent of revenue is due primarily to an increase in bad debt expense due to higher write-offs related to QVC's installment receivables and private label credit card. Operating expenses increased at a lower rate than sales in 2006 due primarily to commissions and bad debt expense. Commissions, as a percent of net revenue decreased in 2006, as compared to 2005. The decrease in 2006 is due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commissions decreased as a percentage of revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. QVC's bad debt provision decreased as a percent of net revenue in 2006 due to lower write-offs on QVC's private label credit card. As a percent of net revenue, order processing and customer service expenses remained constant in 2006. QVC's telecommunications expenses as a percent of revenue remained consistent in 2006. Credit card processing fees remained consistent as a percent of net revenue for each of the years ended December 31, 2007, 2006 and 2005.

        QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 8.2% and 4.0% during the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. The 2007 increase is due primarily to (i) an $11 million increase in marketing and advertising expense related to QVC's new branding campaign and other marketing initiatives, (ii) an $8 million increase in franchise taxes driven by the Company's settlement of certain franchise tax audit issues in 2006 which caused a $15 million reversal of franchise tax reserves in the prior year, (iii) a $5 million accrual for a legal settlement and (iv) a $5 million net increase in personnel expenses due to merit and headcount increases offset by decreased management bonus compensation. Due to the fixed cost and discretionary nature of many of these expenses, SG&A expenses increased at a lower rate than revenue in 2006. In addition, QVC settled certain franchise tax audit issues and reversed $15 million of reserves recorded in prior years.

        QVC's depreciation and amortization expense increased for the years ended December 31, 2007 and 2006. Such increases are due to fixed asset and software additions.

Capital Group

        Our other tracking stock is intended to reflect the separate performance of the Capital Group. The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group, including controlling interests in Starz Entertainment, Starz Media, ANLBC, FUN, TruePosition, Leisure Arts and WFRV TV Station, as well as minority investments in News Corporation, Time Warner Inc., Sprint Nextel Corporation and other public and private companies. In addition, we have attributed $4,481 million principal amount (as of December 31, 2007) of our senior exchangeable debentures and $750 million of our bank debt to the Capital Group.

        The reclassification approved by our shareholders in October 2007, if implemented, will result in a portion of the assets currently attributed to the Capital Group being attributed to a new Entertainment Group.

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

Results of Operations

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Revenue
Starz Entertainment	$1,066	1,033	1,004
Starz Media	254	86	—
Corporate and other	301	168	141

	$1,621	1,287	1,145

Operating Cash Flow (Deficit)
Starz Entertainment	$264	186	171
Starz Media	(143)	(24)	—
Corporate and other	(76)	(59)	(47)

	$45	103	124

Operating Income (Loss)
Starz Entertainment	$210	163	105
Starz Media	(342)	(29)	—
Corporate and other	(243)	(243)	(77)

	$(375)	(109)	28

        Revenue.    The Capital Group's combined revenue increased 26.0% and 12.4% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. The 2007 increase in corporate and other revenue is due primarily to a full year of revenue for Starz Media, which increased $168 million, and our acquisition of ANLBC, which generated $159 million of revenue. These increases were partially offset by an $88 million decrease for TruePosition as further described below. The 2006 increase in combined revenue is due to Starz Entertainment, as well as our acquisitions of Starz Media and FUN, which contributed $86 million and $42 million of revenue, respectively, in 2006.

        In November 2006, TruePosition signed an amendment to its existing services contract with AT&T Corp. (formerly Cingular Wireless) that requires TruePosition to develop and deliver additional software features. Because TruePosition does not have vendor specific objective evidence related to the value of these additional features, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition currently estimates that these features will be delivered at the end of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any significant revenue under this contract until the first quarter of 2009. TruePosition recognized approximately $105 million of revenue under this contract in 2006 prior to signing the amendment. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract expires in June 2008, but contains provisions allowing T-Mobile to extend. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

        Operating cash flow.    The Capital Group's Operating Cash Flow decreased $58 million or 56.3% and $21 million or 16.9% in 2007 and 2006, respectively, as compared to the corresponding prior year. In 2007, operating cash flow deficits for Starz Media and TruePosition increased $119 million and $75 million, respectively, as compared to 2006. These operating cash flow decreases were partially offset by increases for Starz Entertainment and ANLBC of $78 million and $38 million, respectively. We acquired ANLBC in May 2007, and therefore, did not own it during the first quarter of the year when

ANLBC operates at a loss as no revenue is earned during this period. ANLBC's full year 2007 operating cash flow was approximately $23 million. Starz Media's operating cash flow deficit resulted from (i) the $79 million write-off of capitalized production costs due to the abandonment of certain films and downward adjustments to the revenue projections for certain TV series and other films, (ii) start up costs for Overture Films and the delay of film release dates into 2008 and (iii) lower than expected revenue for Anchor Bay, its DVD distribution division. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years. TruePosition's operating cash flow deficit was due in large part to the deferral of revenue under its AT&T and T-Mobile contracts described above. The 2006 decrease in combined operating cash flow is due primarily to an operating cash flow deficit generated by Starz Media, as advertising costs for the animated film Everyone's Hero exceeded the revenue it earned. The increase in operating cash flow for Starz Entertainment was partially offset by an operating cash flow deficit of $11 million for FUN.

        Impairment of long-lived assets.    In connection with our 2007 annual evaluation of the recoverability of Starz Media's goodwill, we estimated the fair value of Starz Media's reporting units using a combination of discounted cash flows and market comparisons and concluded that the carrying value of certain reporting units exceeded their respective fair values. Accordingly, we recognized a $182 million impairment charge related to goodwill. During the third quarter of 2007, FUN recognized a $41 million impairment loss related to its sports information segment due to new competitors in the marketplace and the resulting loss of revenue and operating income.

        We acquired our interest in FUN in March 2006. Subsequent to our acquisition, the market value of FUN's stock declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which we believe the market perceives as potentially impacting FUN's skill gaming business. In connection with our 2006 annual evaluation of the recoverability of FUN's goodwill, we estimated the fair value of FUN using a combination of discounted cash flows and market comparisons and concluded that the carrying value of FUN's goodwill exceeded its market value. Accordingly, we recognized a $111 million impairment charge related to goodwill and a $2 million impairment charge related to trademarks.

        Operating income (loss).    The Capital Group's operating losses increased in 2007 and 2006. The 2007 increase is due primarily to increased operating losses of $313 million for Starz Media and $73 million for TruePosition. These losses were partially offset by improved operating results of $83 million for FUN and $47 million for Starz Entertainment. The improvement in FUN's operating loss from $140 million to $57 million was due to the $113 million impairment charge recognized in 2006 compared to $41 million impairment charge in 2007. The improvement in operating income for Starz Entertainment in 2006 was more than offset by operating losses for Starz Media and FUN, as well as an increase in corporate stock compensation expense.

        Starz Entertainment.    Starz Entertainment primarily provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, expire in 2008 through 2012. During the year ended December 31, 2007, 71% of Starz Entertainment's revenue was generated by its four largest customers, Comcast, Echostar Communications, DIRECTV and Time Warner, each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreement with DIRECTV expires in December 2008. In addition, the affiliation agreement with Time Warner has expired. Starz Entertainment is currently in negotiations with Time Warner regarding a new agreement. There can be no assurance that any new agreement with Time Warner will have economic terms comparable to the old agreement.

        Starz Entertainment's operating results are as follows:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Revenue	$1,066	1,033	1,004
Operating expenses	(689)	(741)	(706)
SG&A expenses	(113)	(106)	(127)

Operating cash flow	264	186	171
Stock-based compensation	(33)	3	(17)
Depreciation and amortization	(21)	(26)	(49)

Operating income	$210	163	105

        Starz Entertainment's revenue increased 3.2% and 2.9% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. During the third quarter of 2007, Starz Entertainment entered into a new affiliation agreement with DIRECTV which is retroactive to January 1, 2007 and extends through the end of 2008. The previous affiliation agreement with DIRECTV expired June 30, 2006. Since June 30, 2006, Starz Entertainment had recognized revenue from DIRECTV based on cash payments from DIRECTV which were at lower rates than required by the old affiliation agreement. The new affiliation agreement provides for rates that are higher than those paid by DIRECTV since June 30, 2006, but lower than the rates in the old affiliation agreement. Accordingly, in the third quarter of 2007, Starz Entertainment recognized $7 million of revenue related to 2006 based on the difference between the rates provided in the new affiliation agreement and the rates previously paid by DIRECTV.

        In addition to the retroactive impact of the new DirecTV affiliation agreement noted above, the 2007 increase in revenue is due to a $26 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services.

        The 2006 increase in revenue is due to a $56 million increase resulting from an increase in the average number of subscription units for Starz Entertainment's services partially offset by a $27 million decrease due to a decrease in the effective rate for Starz Entertainment services.

        The Starz movie service and the Encore and Thematic Multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 7.5% and 5.7% in 2007 and 2006, respectively; and EMP average subscriptions increased 8.8% and 6.6% in 2007 and 2006, respectively. The effects on revenue of these increases in subscriptions units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years. In this regard, approximately 36% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the year ended December 31, 2007.

        At December 31, 2007, cable, direct broadcast satellite, and other distribution represented 68.3%, 28.7% and 3.0%, respectively, of Starz Entertainment's total subscription units.

        Starz Entertainment's operating expenses decreased 7.0% and increased 5.0% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. The 2007 decrease is due primarily to a reduction in programming costs, which decreased from $703 million for the year ended December 31, 2006 to $656 million in 2007. The decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions. In addition to the foregoing programming cost reductions, Starz Entertainment reversed an accrual in the amount of $7 million for music copyright fees in the third quarter of 2007 as a result of a settlement with a music copyright authority. Starz Entertainment expects it 2008 programming expenses to be comparable to the 2007 amount as lower license fees for movies are expected to be offset by costs for original programming.

        The 2006 increase in operating expenses is due primarily to an increase in programming costs from $668 million in 2005 to $703 million in 2006. The 2006 programming increase is due primarily to $63 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a lower cost per title for movies under certain license agreements and a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

        Starz Entertainment's SG&A expenses increased 6.6% and decreased 16.5% during 2007 and 2006, respectively, as compared to the corresponding prior year. The 2007 increase is due primarily to increases in personnel costs and marketing expenses. The 2006 decrease is due primarily to lower sales and marketing expenses of $18 million due to the elimination of certain marketing support commitments under the Comcast affiliation agreement and less marketing with other affiliates, partially offset by marketing expenses related to the commercial launch of Starz Entertainment's Internet product.

        Starz Entertainment has outstanding phantom stock appreciation rights held by its former chief executive officer. Starz Entertainment also has a long-term incentive plan for certain members of its current management team. Compensation relating to the phantom stock appreciation rights and the long-term incentive plan has been recorded based upon the estimated fair value of Starz Entertainment. The amount of expense associated with the phantom stock appreciation rights and the long-term incentive plan is generally based on the change in the fair value of Starz Entertainment.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by entering into interest rate swap arrangements and by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of December 31, 2007, the face amount of the Interactive Group's fixed rate debt (considering the effects of interest rate swap agreements) was $5,867 million, which had a weighted average interest rate of 6.3%. The Interactive Group's variable rate debt of $1,325 million had a weighted average interest rate of 6.7% at December 31, 2007. As of December 31, 2007, the face amount of the Capital Group's fixed rate debt was $4,869 million, which had a weighted average interest rate of 2.7%. The Capital Group's variable rate debt of $460 million had a weighted average interest rate of 6.0%.

        Each of the Interactive Group and the Capital Group is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

        At December 31, 2007, the fair value of our AFS securities attributed to the Interactive Group was $2,044 million and the fair value of our AFS securities attributed to the Capital Group was $15,490 million. Had the market price of such securities been 10% lower at December 31, 2006, the aggregate value of such securities would have been $204 million and $1,549 million lower, respectively, resulting in a decrease to unrealized holding gains in other comprehensive earnings. The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives. Because we mark our senior exchangeable debentures to fair value each reporting date, they are also subject to market risk. Increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

  •
  execute our derivative instruments with several different counterparties, and

  •
  execute equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

        Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

        Our counterparty credit risk by financial institution is summarized below:

Counterparty	Aggregate fair value of derivative instruments at December 31, 2007 amounts in millions
Counterparty A	$747
Counterparty B	712

$1,459

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        See page II-34 for Management's Report on Internal Control Over Financial Reporting.

        See page II-35 for Report of Independent Registered Public Accounting Firm for our accountant's attestation regarding our internal control over financial reporting.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

        The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2007, Liberty Media Corporation's internal control over financial reporting is effectively designed and operating effectively.

        Liberty Media Corporation's independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-35 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited Liberty Media Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Media Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 4 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, and effective January 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 28, 2008

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,135	3,107
Trade and other receivables, net	1,517	1,276
Inventory, net	975	831
Program rights	515	531
Current deferred tax assets	—	128
Other current assets	167	344
Assets of discontinued operations (note 6)	—	512

Total current assets	6,309	6,729

Investments in available-for-sale securities and other cost investments, including $1,183 million and $1,482 million pledged as collateral for share borrowing arrangements (note 7)	17,569	21,622
Investments in affiliates, accounted for using the equity method (note 10)	1,817	1,842
Investment in special purpose entity (note 8)	750	—
Property and equipment, at cost	1,894	1,531
Accumulated depreciation	(543)	(385)

	1,351	1,146

Intangible assets not subject to amortization (note 4):
Goodwill	7,855	7,588
Trademarks	2,515	2,471
Other	173	—

	10,543	10,059

Intangible assets subject to amortization, net (note 4)	3,863	3,910
Other assets, at cost, net of accumulated amortization (note 8)	3,447	2,330

Total assets	$45,649	47,638

        (continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2007 and 2006

	2007	2006
	amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$605	508
Accrued interest	148	214
Other accrued liabilities	936	875
Current portion of debt (note 11)	191	114
Accrued stock compensation	207	160
Current deferred income tax liabilities	93	—
Other current liabilities (note 9)	1,294	1,597
Liabilities of discontinued operations (note 6)	—	101

Total current liabilities	3,474	3,569

Long-term debt, including $3,690 million measured at fair value at December 31, 2007 (note 11)	11,524	8,909
Deferred income tax liabilities (note 12)	8,458	9,661
Other liabilities	1,741	3,576

Total liabilities	25,197	25,715

Minority interests in equity of subsidiaries	866	290
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 123,154,134 shares at December 31, 2007 and 134,503,165 shares at December 31, 2006	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 25,000,000 shares; issued and outstanding 5,988,319 shares at December 31, 2007 and 6,014,680 shares at December 31, 2006	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 568,864,900 shares at December 31, 2007 and 623,061,760 shares at December 31, 2006	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 125,000,000 shares; issued and outstanding 29,502,405 shares at December 31, 2007 and 29,971,039 shares at December 31, 2006	—	—
Additional paid-in capital	25,637	28,112
Accumulated other comprehensive earnings, net of taxes (note 17)	4,073	5,952
Accumulated deficit	(10,131)	(12,438)

Total stockholders' equity	19,586	21,633

Commitments and contingencies (note 19)
Total liabilities and stockholders' equity	$45,649	47,638

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$7,802	7,326	6,501
Communications and programming services	1,621	1,287	1,145

	9,423	8,613	7,646

Operating costs and expenses:
Cost of sales	4,921	4,565	4,112
Operating	1,843	1,526	1,397
Selling, general and administrative, including stock-based compensation (note 4)	1,023	806	648
Depreciation	163	119	92
Amortization	512	463	453
Impairment of long-lived assets (note 4)	223	113	—

	8,685	7,592	6,702

Operating income	738	1,021	944
Other income (expense):
Interest expense	(641)	(680)	(626)
Dividend and interest income	321	214	143
Share of earnings of affiliates, net	22	91	13
Realized and unrealized gains (losses) on financial instruments, net (note 9)	1,269	(279)	257
Gains (losses) on dispositions, net (notes 7 and 17)	646	607	(361)
Other than temporary declines in fair value of investments (note 7)	(33)	(4)	(449)
Other, net	(1)	18	(39)

	1,583	(33)	(1,062)

Earnings (loss) from continuing operations before income taxes and minority interest	2,321	988	(118)
Income tax benefit (expense) (note 12)	(321)	(252)	126
Minority interests in earnings of subsidiaries	(35)	(27)	(51)

Earnings (loss) from continuing operations	1,965	709	(43)
Earnings from discontinued operations, net of taxes (note 6)	149	220	10
Cumulative effect of accounting change, net of taxes (note 4)	—	(89)	—

Net earnings (loss)	$2,114	840	(33)

Net earnings (loss):
Liberty Series A and Series B common stock	$—	94	(33)
Liberty Capital common stock	1,673	260	—
Liberty Interactive common stock	441	486	—

	$2,114	840	(33)

        (continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations per common share (note 4):
Liberty Series A and Series B common stock	$—	.07	(.02)
Series A and Series B Liberty Capital common stock	$11.55	.24	—
Series A and Series B Liberty Interactive common stock	$.70	.73	—
Basic net earnings (loss) per common share (note 4):
Liberty Series A and Series B common stock	$—	.03	(.01)
Series A and Series B Liberty Capital common stock	$12.67	1.86	—
Series A and Series B Liberty Interactive common stock	$.70	.73	—
Diluted earnings (loss) from continuing operations per common share (note 4):
Liberty Series A and Series B common stock	$—	.07	(.02)
Series A and Series B Liberty Capital common stock	$11.46	.24	—
Series A and Series B Liberty Interactive common stock	$.69	.73	—
Diluted net earnings (loss) per common share (note 4):
Liberty Series A and Series B common stock	$—	.03	(.01)
Series A and Series B Liberty Capital common stock	$12.58	1.86	—
Series A and Series B Liberty Interactive common stock	$.69	.73	—

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	amounts in millions
Net earnings (loss)	$2,114	840	(33)

Other comprehensive earnings (loss), net of taxes (note 17):
Foreign currency translation adjustments	107	111	(5)
Recognition of previously unrealized foreign currency translation losses	—	—	312
Unrealized holding gains (losses) arising during the period	(1,611)	2,605	(1,121)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	(375)	(185)	217
Reclass unrealized gain on available-for-sale security to equity method investment	—	—	(197)
Other comprehensive earnings (loss) from discontinued operations (note 6)	—	—	(7)

Other comprehensive earnings (loss)	(1,879)	2,531	(801)

Comprehensive earnings (loss)	$235	3,371	(834)

Comprehensive earnings (loss):
Liberty Series A and Series B common stock	$—	755	(834)
Liberty Capital common stock	135	1,787	—
Liberty Interactive common stock	100	829	—

	$235	3,371	(834)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	amounts in millions (see note 5)
Cash flows from operating activities:
Net earnings (loss)	$2,114	840	(33)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Earnings from discontinued operations	(149)	(220)	(10)
Cumulative effect of accounting change	—	89	—
Depreciation and amortization	675	582	545
Impairment of long-lived assets	223	113	—
Stock-based compensation	93	67	52
Cash payments for stock-based compensation	(40)	(115)	(103)
Noncash interest expense	9	108	101
Share of earnings of affiliates, net	(22)	(91)	(13)
Realized and unrealized losses (gains) on financial instruments, net	(1,269)	279	(257)
Losses (gains) on disposition of assets, net	(646)	(607)	361
Other than temporary declines in fair value of investments	33	4	449
Minority interests in earnings of subsidiaries	35	27	51
Deferred income tax expense (benefit)	120	(465)	(389)
Other noncash charges, net	141	44	41
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	(436)	(302)	(175)
Payables and other current liabilities	277	660	446

Net cash provided by operating activities	1,158	1,013	1,066

Cash flows from investing activities:
Cash proceeds from dispositions	495	1,322	49
Premium proceeds from origination of derivatives	—	59	473
Net proceeds from settlement of derivatives	75	101	461
Cash received in exchange transactions	1,154	—	—
Cash paid for acquisitions, net of cash acquired	(348)	(1,207)	(96)
Investments in and loans to cost and equity investees	(159)	(235)	(24)
Investment in special purpose entity	(750)	—	—
Capital expenditures	(316)	(278)	(168)
Net sales (purchases) of short term investments	34	287	(85)
Net increase in restricted cash	(882)	—	—
Other investing activities, net	(36)	66	(7)

Net cash provided (used) by investing activities	(733)	115	603

Cash flows from financing activities:
Borrowings of debt	1,869	3,229	861
Repayments of debt	(498)	(2,191)	(1,801)
Repurchases of Liberty common stock	(2,529)	(954)	—
Contribution from minority owner	751	—	—
Other financing activities, net	1	(20)	89

Net cash provided (used) by financing activities	(406)	64	(851)

Effect of foreign currency exchange rates on cash	8	18	(45)

Net cash provided by (to) discontinued operations:
Cash provided by operating activities	8	62	75
Cash used by investing activities	(9)	(67)	(110)
Cash provided by financing activities	—	6	11
Change in available cash held by discontinued operations	2	—	(177)

Net cash provided by (to) discontinued operations	1	1	(201)

Net increase in cash and cash equivalents	28	1,211	572
Cash and cash equivalents at beginning of year	3,107	1,896	1,324

Cash and cash equivalents at end of year	$3,135	3,107	1,896

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, 2006 and 2005

		Common stock
				Liberty Capital		Liberty Interactive			Accumulated other comprehensive earnings
	Preferred stock							Additional paid-in capital		Accumulated deficit	Treasury stock	Total stockholders' equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2005	$—	27	1	—	—	—	—	33,701	4,227	(13,245)	(125)	24,586
Net loss	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Other comprehensive loss	—	—	—	—	—	—	—	—	(801)	—	—	(801)
Issuance of Series A common stock for investment in available-for-sale security	—	—	—	—	—	—	—	14	—	—	—	14
Amortization of deferred compensation	—	—	—	—	—	—	—	38	—	—	—	38
Distribution to stockholders for spin off of Discovery Holding Company ("DHC") (note 6)	—	—	—	—	—	—	—	(4,609)	(5)	—	—	(4,614)
Losses in connection with issuances of stock by subsidiaries and affiliates, net of taxes	—	—	—	—	—	—	—	(22)	—	—	—	(22)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	10	—	—	—	10
AT&T tax sharing agreement adjustments	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Adjustment of spin off of Liberty Media International	—	—	—	—	—	—	—	(28)	—	—	—	(28)
Other	—	—	—	—	—	—	—	10	—	—	—	10

Balance at December 31, 2005	—	27	1	—	—	—	—	29,074	3,421	(13,278)	(125)	19,120
Net earnings	—	—	—	—	—	—	—	—	—	840	—	840
Other comprehensive earnings	—	—	—	—	—	—	—	—	2,531	—	—	2,531
Retirement of treasury stock	—	—	—	—	—	—	—	(125)	—	—	125	—
Distribution of Liberty Capital and Liberty Interactive common stock to stockholders (note 2)	—	(27)	(1)	1	—	7	—	20	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	4	—	—	—	4
Stock compensation	—	—	—	—	—	—	—	62	—	—	—	62
Issuance of Series A Liberty Interactive common stock for acquisition	—	—	—	—	—	—	—	36	—	—	—	36
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(1)	—	(953)	—	—	—	(954)
Other	—	—	—	—	—	—	—	(6)	—	—	—	(6)

Balance at December 31, 2006	—	—	—	1	—	6	—	28,112	5,952	(12,438)	—	21,633
Net earnings	—	—	—	—	—	—	—	—	—	2,114	—	2,114
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,879)	—	—	(1,879)
Cumulative effects of accounting changes (note 4)	—	—	—	—	—	—	—	—	—	193	—	193
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	35	—	—	—	35
Stock compensation	—	—	—	—	—	—	—	24	—	—	—	24
Issuance of Series A Liberty Interactive common stock for acquisition	—	—	—	—	—	—	—	7	—	—	—	7
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	(1,224)	—	—	—	(1,224)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(1,305)	—	—	—	(1,305)
Other	—	—	—	—	—	—	—	(12)	—	—	—	(12)

Balance at December 31, 2007	$—	—	—	1	—	6	—	25,637	4,073	(10,131)	—	19,586

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Each tracking stock issued in the Restructuring is intended to track and reflect the economic performance of one of two groups, the Interactive Group and the Capital Group, respectively.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $3,108 million principal amount (as of December 31, 2007) of its senior notes and debentures to the Interactive Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Interactive Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Entertainment, LLC ("Starz Entertainment"), Starz Media, LLC ("Starz Media"), FUN Technologies, Inc. ("FUN"), Atlanta National League Baseball Club, Inc. ("ANLBC"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"); its equity affiliates: GSN, LLC and WildBlue Communications, Inc.; and its interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed $5,231 million principal amount (as of December 31, 2007) of its senior exchangeable debentures and bank debt to the Capital Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty's tracking stock groups.

(3) News Corporation Exchange and Proposed Tracking Stocks

        Subsequent to December 31, 2007, Liberty completed an exchange transaction (the "News Corporation Exchange") with News Corporation pursuant to which Liberty exchanged its approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which holds an approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash.

        In connection with the consummation of the News Corporation Exchange, Liberty intends to amend and restated its certificate of incorporation to reclassify the Liberty Capital common stock into two new tracking stocks, one to retain the designation Liberty Capital common stock and the other to be designated the Liberty Entertainment common stock (the "Reclassification"). Upon completion of the Reclassification, the Liberty Entertainment common stock would be intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which initially would have attributed to it a portion of the businesses, assets and liabilities that are currently attributed to the Capital Group, including Liberty's subsidiaries Starz Entertainment and FUN, its equity interests in GSN, LLC and WildBlue Communications, Inc. and approximately $500 million of cash and $551 million principal amount (as of December 31, 2007) of Liberty's publicly-traded debt. In addition, Liberty would attribute to the Entertainment Group all of the businesses and assets received in the News Corporation Exchange.

        Upon implementation of the Reclassification, the Capital Group would have attributed to it all of Liberty's businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including its subsidiaries Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. In addition, the Capital Group would have attributed to it $3,930 million principal amount (as of December 31, 2007) of Liberty's existing publicly-traded debt and $750 million of its bank debt.

        The Reclassification would not change the businesses, assets and liabilities attributed to the Interactive Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Summary of Significant Accounting Policies

  Cash and Cash Equivalents

        Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

        Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $80 million and $72 million at December 31, 2007 and 2006, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

		Additions
	Balance beginning of year	Charged to expense	Acquisitions	Deductions- write-offs	Balance end of year
	amounts in millions
2007	$72	41	1	(34)	80

2006	$66	27	14	(35)	72

2005	$63	37	—	(34)	66

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

Investment in Films and Television Programs

        Investment in films and television programs generally includes the cost of proprietary films and television programs that have been released, completed and not released, in production, and in development or pre-production. Capitalized costs include the acquisition of story rights, the development of stories, production labor, postproduction costs and allocable overhead and interest costs. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and participation and residual costs are accrued based on the proportion that current revenue from the films bear to an estimate of total revenue anticipated from all markets (ultimate revenue). Ultimate revenue estimates generally may not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series.

        Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Unrealized holding gains and losses on AFS securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.

        For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period.

        Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases in stockholders' equity.

        The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for cost investments and AFS securities are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Derivative Instruments and Hedging Activities

        The Company uses various derivative instruments including equity collars, bond swaps and interest rate swaps to manage fair value and cash flow risk associated with many of its investments and some of its variable rate debt. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

  •
  executes its derivative instruments with several different counterparties, and

  •
  executes equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for the Company's benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

        Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of its counterparties. Based on its analysis, the Company currently considers nonperformance by any of its counterparties to be unlikely.

        Liberty accounts for its derivatives pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and related amendments and interpretations. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. The Company has entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. These interest rate swap arrangements have been designated as cash flow hedges. The Company assesses the effectiveness of its interest rate swaps using the hypothetical derivative method. Hedge ineffectiveness had no impact on earnings for the years ended December 31, 2007 and 2006. None of the Company's other derivatives have been designated as hedges.

        The fair value of the Company's equity collars and other similar derivative instruments is estimated using third party estimates or the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from independent sources based on the expected volatility of the underlying security over the remaining term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. Considerable management judgment is required in estimating the Black-Scholes variables. Actual

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

        Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("Statement 155"). Statement 155, among other things, amends Statement 133 and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature of its senior exchangeable debentures separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty now accounts for its senior exchangeable debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Decreases in the fair value of the exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying consolidated statements of operations and aggregated $541 million for the year ended December 31, 2007.

        The impact—increase/(decrease)—on Liberty's balance sheet of the adoption of Statement 155 is as follows (amounts in millions):

Other assets	$(47)
Long-term financial instrument liabilities	$(1,280)
Long-term debt	$1,848
Deferred income tax liabilities	$(234)
Accumulated deficit	$381

Property and Equipment

        Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.

Intangible Assets

        The Company accounts for its intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") not be amortized, but instead be tested for impairment at least annually. Equity method goodwill is also not amortized, but is considered for impairment pursuant to Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144").

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

Notes to Consolidated Financial Statements (Continued)

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

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Starz Media	Other	Total
	amounts in millions
Balance at January 1, 2006	$5,273	1,383	—	153	6,809
Acquisitions(1)	5	—	357	521	883
Disposition(2)	—	—	—	(124)	(124)
Impairment(3)	—	—	—	(111)	(111)
Foreign currency translation adjustments	60	—	—	—	60
Other(4)	78	(12)	—	5	71

Balance at December 31, 2006	5,416	1,371	357	444	7,588
Acquisitions(1)	—	—	—	466	466
Impairment(3)	—	—	(182)	(32)	(214)
Foreign currency translation adjustments	44	—	14	—	58
Other(5)	(41)	—	5	(7)	(43)

Balance at December 31, 2007	$5,419	1,371	194	871	7,855

(1)
During the year ended December 31, 2007, Liberty completed several exchange transactions in which it received ANLBC, Leisure Arts and WFRV TV Station. Liberty also acquired Backcountry and Bodybuilding. The foregoing transactions resulted in the recording of $466 million of goodwill. During the year ended December 31, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of controlling interests in Provide, FUN, BuySeasons and IDT Entertainment, Inc., for aggregate cash consideration of $876 million, net of cash acquired, the issuance of Liberty common stock and the assumption of debt. In connection with these acquisitions, Liberty recorded goodwill of $883 million. The goodwill recorded for these transactions in 2007 and 2006 represents the difference between the consideration paid and the estimated fair value of the assets acquired.

(2)
During the second quarter of 2006, the Company sold its 50% interest in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3)
In connection with its 2007 annual evaluation of the recoverability of Starz Media's goodwill, Liberty estimated the fair value of Starz Media's reporting units and concluded that the carrying value of certain reporting units exceeded their respective fair values. Accordingly, Liberty recognized a $182 million impairment charge related to goodwill. During the third quarter of 2007, FUN recognized a $32 million goodwill and $9 million other intangible impairment loss related to its sports information segment due to new competitors in the marketplace and the resulting loss of revenue and operating income. Liberty acquired its interest in FUN in March 2006. Subsequent to its acquisition, the market value of FUN's stock declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which Liberty believes the market perceives as potentially impacting FUN's skill gaming business. In connection with its 2006 annual evaluation of the recoverability of FUN's goodwill, Liberty estimated the fair value of FUN using a combination of discounted cash flows and market comparisons and concluded that the carrying value of FUN's goodwill exceeded its fair value. Accordingly, Liberty recognized a $111 million impairment charge related to goodwill.

(4)
Other activity for QVC in 2006 represents Liberty's acquisition of shares of QVC common stock held by employees and officers of QVC. Amounts recorded as goodwill represent the difference between the price paid for such minority interest and the carrying amount of the minority interest less amounts allocated to other intangible assets.

(5)
Other activity for QVC in 2007 primarily relates to the reversal of certain tax reserves in connection with the adoption of FIN 48. Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves is a reduction of goodwill.

Intangible Assets Subject to Amortization

        Intangible assets subject to amortization are comprised of the following:

	December 31, 2007			December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Distribution rights	$2,326	(715)	1,611	2,699	(981)	1,718
Customer relationships	2,669	(785)	1,884	2,545	(581)	1,964
Other	911	(543)	368	699	(471)	228

Total	$5,906	(2,043)	3,863	5,943	(2,033)	3,910

        Distribution rights and customer relationships are amortized primarily over 14 years and 10-14 years, respectively. Amortization expense was $512 million, $463 million and $453 million for the years ended December 31, 2007, 2006 and 2005, respectively. Based on its amortizable intangible assets as of December 31, 2007, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2008	$508
2009	$458
2010	$422
2011	$388
2012	$369

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

Revenue is recognized as follows:

  •
  Revenue from retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2007, 2006 and 2005 aggregated $1,651 million, $1,554 million and $1,375 million, respectively.

  •
  Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements.

  •
  Revenue from sales and licensing of software and related service and maintenance is recognized pursuant to Statement of Position No. 97-2, "Software Revenue Recognition." For multiple element contracts with vendor specific objective evidence, the Company recognizes revenue for each specific element when the earnings process is complete. If vendor specific objective

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

    evidence does not exist, revenue is deferred and recognized on a straight-line basis over the remaining term of the maintenance period after all other elements have been delivered.

  •
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

Advertising Costs

        Advertising costs generally are expensed as incurred. Advertising expense aggregated $169 million, $112 million and $45 million for the years ended December 31, 2007, 2006 and 2005, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

Stock-Based Compensation

FASB Statement 123R

        As more fully described in note 15, the Company has granted to its directors, employees and employees of its subsidiaries options, stock appreciation rights ("SARs") and options with tandem SARs to purchase shares of Liberty common stock (collectively, "Awards"). In addition, QVC had granted combination stock options/SARs ("QVC Awards") to certain of its employees. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

        The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment loss, which is net of related income taxes of $31 million. Under Statement 123R, the QVC Awards were required to be bifurcated into a liability award and an equity award. Previously, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change.

        Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2007	$93
December 31, 2006	$67
December 31, 2005	$52

        As of December 31, 2007, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $81 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

Pro Forma Disclosure

        Prior to adoption of Statement 123R, the Company accounted for compensation expense related to its Awards pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Company's Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the intrinsic value of the options at the balance sheet date. The Company accounted for QVC Awards using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion No. 25 and Statement 123.

        Accordingly, no pro forma adjustment for such Awards is included in the following table (amounts in millions, except per share amounts).

Year ended December 31, 2005
Loss from continuing operations	$(43)
Add stock compensation as determined under the intrinsic value method, net of taxes	2
Deduct stock compensation as determined under the fair value method, net of taxes	(42)

Pro forma loss from continuing operations	$(83)

Basic and diluted loss from continuing operations per share:
As reported	$(.02)
Pro forma	$(.03)

Impact of Spin Off Transactions

        In connection with the spin off of Liberty subsidiaries Liberty Media International ("LMI") and Discovery Holding Company ("DHC") in 2004 and 2005, respectively, certain employees of Liberty received LMI and DHC options. Liberty records compensation expense related to these awards based on the grant date fair value over the remaining vesting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        The impact—increase/(decrease)—on Liberty's balance sheet of the January 1, 2007 adoption of FIN 48 is as follows (amounts in millions):

Tax liabilities (including interest and penalties)	$(634)
Goodwill	$(31)
Deferred tax liabilities	$36
Accumulated deficit	$(574)
Other assets	$7

        When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.

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

Liberty Series A and Series B Common Stock

        The basic EPS calculation is based on 2,803 million weighted average outstanding shares of Liberty common stock for the period from January 1, 2006 to May 9, 2006, and 2,795 million weighted average shares outstanding for the year ended December 31, 2005. The diluted EPS calculation for the period from January 1, 2006 to May 9, 2006 includes 5 million dilutive securities. However, due to the relative

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying consolidated statement of operations.

        The cumulative effect of accounting change per common share for the period from January 1, 2006 to May 9, 2006 was a loss of $0.03.

        Earnings (loss) from discontinued operations per common share was less than $.01 for 2006 and 2005.

Series A and Series B Liberty Capital Common Stock

        Liberty Capital basic EPS for the year ended December 31, 2007 and for the period from the Restructuring to December 31, 2006 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (132 million and 140 million, respectively). Fully diluted EPS for the year ended December 31, 2007 includes 1 million common stock equivalents. Due to the relative insignificance of the dilutive securities for the period from the Restructuring to December 31, 2006, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the year ended December 31, 2007 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

        Earnings from discontinued operations per common share for the year ended December 31, 2007 and for the period from the Restructuring to December 31, 2006 is $1.13 and $1.62, respectively.

Series A and Series B Liberty Interactive Common Stock

        Liberty Interactive basic EPS for the year ended December 31, 2007 and for the period from the Restructuring to December 31, 2006 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (634 million and 670 million, respectively). Fully diluted EPS for the year ended December 31, 2007 includes 2 million common stock equivalents. Due to the relative insignificance of the dilutive securities for the period from the Restructuring to December 31, 2006, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the year ended December 31, 2007 are approximately 28 million potential common shares because their inclusion would be anti-dilutive.

Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) its assessment of other than temporary declines in value of its investments and (iv) its estimates of retail related adjustments and allowances to be its most significant estimates.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement 157"), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Liberty does not expect that its adoption of Statement 157 will have a significant impact on the reported amounts of the assets and liabilities that it reports at fair value in its consolidated balance sheet.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Currently under Statement of Financial Accounting Standards No. 115, entities are required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Statement 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. Effective January 1, 2008, Liberty plans to apply the provisions of Statement 159 to certain of its AFS securities which it considers non-strategic. As a result, changes in the fair value of the subject securities will be reported in unrealized gains/losses in its consolidated statement of operations, rather than a component of accumulated other comprehensive earnings in its consolidated balance sheet. The fair value of such securities was $4,839 million at December 31, 2007, and the amount of unrealized gains included in other comprehensive earnings that will be included in Liberty's cumulative effect of accounting change and reclassified to retained earnings upon adoption of Statement 159 is $1,039 million.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement 141R"). Statement 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), although it retains the fundamental requirement in Statement 141 that the acquisition method of accounting be used for all business combinations. Statement 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year after December 15, 2008.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("Statement 160"). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, Statement 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Statement 160 is effective for fiscal years beginning after December 15, 2008. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

applied retrospectively for all periods presented. Liberty expects that its adoption of Statement 160 in 2009 will impact the accounting for the purchase and sale and the presentation of the noncontrolling interests in its subsidiaries.

(5) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$365	1,494	1
Net liabilities assumed	(41)	(227)	—
Deferred tax liabilities	(4)	(48)	—
Minority interest	35	259	95
Exchange of cost investment	—	(235)	—
Common stock issued	(7)	(36)	—

Cash paid for acquisitions, net of cash acquired	$348	1,207	96

Available-for-sale securities exchanged for consolidated subsidiaries and cash	$1,718	—	—

Cash paid for interest	$607	510	477

Cash paid for income taxes	$195	152	161

(6) Discontinued Operations

Sale of OpenTV Corp.

        On January 16, 2007, Liberty completed the sale of its controlling interest in OpenTV Corp. ("OPTV") to an unaffiliated third party for cash consideration of $132 million, $20 million of which was deposited in an escrow account to fund potential indemnification claims by the third party made prior to the first anniversary of the closing. Pursuant to an agreement between Liberty and OPTV, $5.4 million of the amount received by Liberty at closing was remitted to OPTV, and OPTV received 71.4% of the escrow account in the first quarter of 2008. Liberty recognized a pre-tax gain of $65 million upon consummation of the sale. Such gain is included in earnings from discontinued operations in the accompanying consolidated statement of operations. OPTV was attributed to the Capital Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Spin Off of Discovery Holding Company

        On July 21, 2005 (the "DHC Spin Off Date"), Liberty completed the spin off (the "DHC Spin Off") of DHC to its shareholders. The DHC Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. The DHC Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction. At the time of the DHC Spin Off, DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC, Liberty's 50% ownership interest in Discovery Communications, Inc. and $200 million in cash.

        Following the DHC Spin Off, DHC and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the DHC Spin Off, DHC and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and DHC after the DHC Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement and a Tax Sharing Agreement.

        The DHC Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the DHC Spin Off and cross indemnities. Pursuant to the DHC Facilities and Services Agreement, Liberty provides DHC with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. DHC reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for DHC's allocable portion of facilities costs and costs associated with any shared services or personnel.

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

        The consolidated financial statements and accompanying notes of Liberty have been prepared reflecting OPTV, AEG and DHC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported separately in such consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Certain combined statement of operations information for OPTV, AEG and DHC, which is included in earnings (loss) from discontinued operations, is as follows:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Revenue	$59	335	704
Earnings (loss) before income taxes and minority interests	$160	(30)	(1)

(7) Investments in Available-for-Sale Securities and Other Cost Investments

        Investments in AFS securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

	December 31,
	2007	2006
	amounts in millions
Capital Group
News Corporation	$10,647	11,158
Time Warner Inc. ("Time Warner")(1)	1,695	3,728
Sprint Nextel Corporation ("Sprint")(2)	1,150	1,651
Motorola, Inc. ("Motorola")(3)	1,187	1,522
Other AFS equity securities(4)	655	830
Other AFS debt securities	156	135
Other cost investments and related receivables	35	34

Total attributed Capital Group	15,525	19,058

Interactive Group
IAC/InterActiveCorp ("IAC")	1,863	2,572
Other AFS securities	181	—

Total attributed Interactive Group	2,044	2,572

Consolidated Liberty	17,569	21,630
Less short-term investments	—	(8)

	$17,569	21,622

(1)
Includes $150 million and $198 million of shares pledged as collateral for share borrowing arrangements at December 31, 2007 and 2006, respectively.

(2)
Includes $118 million and $170 million of shares pledged as collateral for share borrowing arrangements at December 31, 2007 and 2006, respectively.

(3)
Includes $833 million and $1,068 million of shares pledged as collateral for share borrowing arrangements at December 31, 2007 and 2006, respectively.

(4)
Includes $82 million and $46 million of shares pledged as collateral for share borrowing arrangements at December 31, 2007 and 2006, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Time Warner

        On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which holds ANLBC, Leisure Arts and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

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

        On a pro forma basis, the results of operations of ANLBC, Leisure Arts and WFRV TV Station are not significant to those of Liberty for the years ended December 31, 2007 and 2006.

News Corporation

        Subsequent to December 31, 2007, Liberty completed the News Corporation Exchange pursuant to which it exchanged its approximate 16% ownership interest in News Corporation valued at approximately $10.1 billion on the closing date for a subsidiary of News Corporation, which owns News Corporation's approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash.

IAC/InterActiveCorp

        Effective August 9, 2005, IAC completed the spin-off of its subsidiary, Expedia, Inc. ("Expedia"). Each share of IAC common stock and IAC Class B common stock owned at the time of the spin-off, including those owned by Liberty, was recapitalized as 1/2 of a share of the same class of IAC common stock and 1/2 of a share of the corresponding class of Expedia common stock. Immediately subsequent to the spin-off of Expedia, Liberty owned approximately 20% of the outstanding Expedia common stock representing an approximate 52% voting interest. However, under governance arrangements between Liberty and Mr. Barry Diller, the Chairman of Expedia, entered into in connection with the Expedia spin-off Mr. Diller voted Liberty's shares of Expedia, subject to certain limitations. As Liberty has the right to and has appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members, Liberty accounts for this investment using the equity method of accounting. Liberty allocated its pre-spin off carrying value in IAC between IAC and Expedia based on the relative trading prices of IAC and Expedia. Unrealized holding gains included in the carrying value allocated to Expedia were reversed as part of this allocation.

        At December 31, 2007, Liberty owned approximately 25% of IAC common stock representing an approximate 59% voting interest. However, under governance arrangements existing at December 31, 2007, Mr. Barry Diller, the Chairman of IAC, voted Liberty's shares, subject to certain limitations. Due to this and the fact that Liberty had rights to appoint only two of the twelve members of the IAC board of directors, Liberty's ability to exert significant influence over IAC was limited. Accordingly, Liberty accounted for this investment as an AFS security.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Subsequent to December 31, 2007, Liberty increased its ownership interest in IAC to an approximate 30% equity interest and a 62% voting interest. On January 22, 2008, IAC and Mr. Diller filed a complaint styled IAC/InteractiveCorp, et al. v. Liberty Media Corporation, C.A. No. 3486 in the Delaware Chancery Court seeking a declaratory judgment that, among other things, a proposed spin off transaction by IAC and Mr. Diller's actions in respect thereof do not breach the foregoing governance arrangements. On January 24, 2008, we filed a complaint styled Liberty Media Corporation, et al. v. Diller, et al., C.A. No. 3491 in the Delaware Chancery Court against IAC, Mr. Diller and certain other members of IAC's board of directors seeking a judgment that, among other things, the proposed spin off transaction constitutes a violation of IAC's charter and breaches the foregoing governance arrangements. As a result of Mr. Diller's breach of these governance arrangements, his right to vote Liberty's shares has terminated, and the record holders of a majority of the voting power in IAC have, among other things, (a) acted by written consent to remove Mr. Diller and certain other members of the IAC board and appoint three of Liberty's officers to serve on the board of IAC, along with Liberty's two existing designees and (b) filed a complaint styled LMC Silver King, Inc., et al. v. IAC/InterActiveCorp, et al., C.A. No. 3501 in the Chancery Court seeking, among other things, a declaratory judgment that this written consent by those record holders was duly and validly executed and was effective upon delivery to IAC. The three actions referenced in this section have been consolidated by the court into an action styled In re IAC/InterActiveCorp C.A. No. 3486-VCL. Pursuant to a status-quo order entered by the Delaware Chancery Court, IAC is required to give Liberty advance notice of numerous actions and potential transactions, and the persons serving as directors of IAC prior to the delivery of the IAC majority stockholders' written consent will remain in office pending the outcome of the litigation. Liberty will continue to account for its investment in IAC as an AFS security pending the resolution of this litigation.

Other Than Temporary Declines in Fair Value of Investments

        During the years ended December 31, 2007, 2006 and 2005, Liberty determined that certain of its AFS securities and cost investments experienced other than temporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as other than temporary declines in fair value of investments in the consolidated statements of operations.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2007		December 31, 2006
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$6,249	—	9,335	—
Gross unrealized holding losses	$—	(12)	(1)	—

        The aggregate fair value of securities with unrealized holding losses at December 31, 2007 was $131 million. None of these securities had unrealized losses for more than 12 continuous months.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Investment in Special Purpose Entity

        In April 2007, Liberty and a third party financial institution (the "Financial Institution") jointly created a series of special purpose entities (the "Investment Fund"). Pursuant to the terms of the Investment Fund, a Liberty subsidiary borrowed $750 million from the Financial Institution with the intent to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors (the "Debt Securities"). One of the special purpose entities in the Investment Fund ("MFC") is a variable interest entity of which the Financial Institution has been deemed the primary beneficiary and thus its parent for consolidation purposes. Liberty contributed the borrowed funds to MFC in exchange for a mandatorily redeemable preferred stock interest. MFC subsequently invested the proceeds as an equity investment in another special purpose entity ("LCAP Investments LLC") which will make and hold the investments in the Debt Securities. A Liberty subsidiary separately made a nominal investment in LCAP Investments LLC which allows it to serve as its Managing Member. LCAP Investments LLC is considered a variable interest entity of which Liberty is deemed the primary beneficiary as a result of various special profit and loss allocations set forth in the governing agreements. As a result, LCAP Investments LLC is treated as a consolidated subsidiary of Liberty. Liberty is required to post cash collateral for the benefit of the Financial Institution of up to 20% of the cost of the Debt Securities.

        The various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "Consolidation of Variable Interest Entities," and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," and related interpretations, have resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and available-for-sale securities, respectively. The $750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC is presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC is reflected as minority interest in Liberty's condensed consolidated balance sheet. The structural form of the Investment Fund does not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

        The amount of restricted cash in the Investment Fund at December 31, 2007 is $692 million and is reflected in other long-term assets in Liberty's consolidated balance sheet.

        Subsequent to December 31, 2007 and as a result of the occurrence of certain triggering events contained in the terms of the Investment Fund, a portion of the Investment Fund structure was unwound, and MFC was liquidated. Accordingly, Liberty's preferred stock investment in MFC and the minority interest in LCAP Investments LLC were eliminated in equal amounts in the first quarter of 2008.

(9) Financial Instruments

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The recorded amount of this liability as of December 31, 2007 and 2006 was $1,183 million and $1,482 million, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

Exchangeable Debenture Call Option Obligations

        Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint and Embarq Corporation common stock, Motorola common stock, Viacom Class B and CBS Corporation Class B common stock or Time Warner common stock, as applicable. (See note 11 for a more complete description of the exchangeable debentures and the related accounting treatment.)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Senior exchangeable debentures	$541	—	—
Equity collars	527	(59)	311
Borrowed shares	298	(32)	(205)
Exchangeable debenture call option obligations	—	(353)	172
Other derivatives	(97)	165	(21)

	$1,269	(279)	257

(10) Investments in Affiliates Accounted for Using the Equity Method

        Liberty's most significant equity method investment is Expedia in which it has an approximate 24% economic interest as of December 31, 2007 and which had a carrying value of $1,301 million and $1,254 million as of December 31, 2007 and 2006, respectively. The fair value of the Company's

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

investment in Expedia was $2,189 million and $1,452 million at December 31, 2007 and 2006, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	December 31,
	2007	2006
	amounts in millions
Current assets	$1,046	1,178
Property and equipment	179	137
Goodwill	6,006	5,861
Intangible assets	971	1,029
Other assets	93	59

Total assets	$8,295	8,264

Current liabilities	$1,774	1,402
Deferred income taxes	351	362
Long-term debt	1,085	500
Other liabilities	205	34
Minority interest	62	62
Stockholders' equity	4,818	5,904

Total liabilities and equity	$8,295	8,264

Expedia Consolidated Statements of Operations

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Revenue	$2,665	2,238	2,119
Cost of revenue	(562)	(503)	(480)

Gross profit	2,103	1,735	1,639
Selling, general and administrative expenses	(1,496)	(1,273)	(1,116)
Amortization	(78)	(111)	(126)

Operating income	529	351	397
Interest expense	(53)	(17)	(2)
Interest income	39	32	51
Other income (expense)	(16)	18	(31)
Income tax expense	(203)	(139)	(186)

Net earnings	$296	245	229

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt

        Debt is summarized as follows:

		Carrying value December 31,
	Outstanding principal December 31, 2007
		2007	2006
	amounts in millions
Capital Group
Senior exchangeable debentures
0.75% Senior Exchangeable Debentures due 2023	$1,750	1,820	1,637
4% Senior Exchangeable Debentures due 2029	869	556	254
3.75% Senior Exchangeable Debentures due 2030	810	463	234
3.5% Senior Exchangeable Debentures due 2031	501	432	238
3.25% Senior Exchangeable Debentures due 2031	551	419	119
Liberty bank facility	750	750	—
Subsidiary debt	98	98	158

Total attributed Capital Group debt	5,329	4,538	2,640

Interactive Group
Senior notes and debentures
7.875% Senior Notes due 2009	670	668	667
7.75% Senior Notes due 2009	233	234	234
5.7% Senior Notes due 2013	803	801	800
8.5% Senior Debentures due 2029	500	495	495
8.25% Senior Debentures due 2030	902	895	895
QVC bank credit facilities	4,023	4,023	3,225
Other subsidiary debt	61	61	67

Total attributed Interactive Group debt	7,192	7,177	6,383

Total consolidated Liberty debt	$12,521	11,715	9,023

Less current maturities		(191)	(114)

Total long-term debt		$11,524	8,909

Senior Notes and Debentures

        Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

        The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $15 million and $17 million at December 31, 2007 and 2006, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Exchangeable Debentures

        Each $1,000 debenture of Liberty's 0.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of Liberty common stock

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        The holders of Liberty's 0.75% Senior Exchangeable Debentures due 2023, which have an aggregate principal amount of approximately $1.75 billion, have the right to put such debentures to Liberty at 100% of par during the period from February 25, 2008 to March 24, 2008 for payment on March 31, 2008. Subsequent to December 31, 2007, Liberty notified its bondholders that it will pay cash for any debentures that are validly tendered pursuant to the put right. Liberty intends to fund the cash purchase price with committed funds obtained from financing involving certain of its equity derivatives.

        Each $1,000 debenture of Liberty's 4% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and .5737 shares of Embarq Corporation ("Embarq"), which Sprint spun off to its shareholders in May 2006. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Liberty Bank Facility

        Represents borrowings related to the Investment Fund described in note 8 above. Borrowings accrue interest at a rate of LIBOR plus an applicable margin (5.43% at December 31, 2007).

QVC Bank Credit Facilities

        QVC is party to an unsecured $3.5 billion bank credit facility dated March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of two $800 million U.S. dollar term loans, a $600 million multi-currency term loan that was drawn in U.S. dollars, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

        QVC is party to a second credit agreement dated October 4, 2006, as amended on March 20, 2007 (the "October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan and $950 million of delayed draw term loans, all of which has been drawn. The loans are scheduled to mature on October 4, 2011.

        All loans under the March 2006 Credit Agreement and the October 2006 Credit Agreement bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by the respective Administrative Agent from time to time. The weighted average interest rate for all borrowings under QVC's Credit Agreements at December 31, 2007 was 5.65%. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments. Such fees were not significant in 2007 or 2006.

        The March 2006 Credit Agreement and the October 2006 Credit Agreement contain restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at December 31, 2007. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowing.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. QVC is also party to an interest rate swap arrangement with a notional amount of $500 million. This swap arrangement, which expires in September 2008, provides for QVC to make fixed payments at 4.76% and to receive variable payments at 3 month LIBOR through March 18, 2008. Thereafter, QVC is to make fixed payments at 4.71% and to receive variable payments at 1 month LIBOR. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Other Subsidiary Debt

        Other subsidiary debt at December 31, 2007 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Five Year Maturities

        The U.S. dollar equivalent of the annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2008	$52
2009	$923
2010	$20
2011	$4,048
2012	$762

        The foregoing principal maturities for 2008 do not include any amounts for Liberty's 0.75% Senior Exchangeable Debentures that may be put to the Company in March 2008.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt is as follows:

	December 31,
	2007	2006
	amounts in millions
Fixed rate senior notes	$1,655	1,678
Senior debentures	$1,323	1,422
Senior exchangeable debentures, including call option obligation	$3,690	4,361

        Liberty believes that the carrying amount of its subsidiary debt, which is primarily variable rate debt, approximated fair value at December 31, 2007.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes

        Income tax benefit (expense) consists of:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Current:
Federal	$(27)	(513)	(100)
State and local	(81)	(92)	(75)
Foreign	(93)	(112)	(88)

	(201)	(717)	(263)

Deferred:
Federal	(152)	362	219
State and local	31	99	172
Foreign	1	4	(2)

	(120)	465	389

Income tax benefit (expense)	$(321)	(252)	126

        Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Computed expected tax benefit (expense)	$(800)	(336)	59
Nontaxable exchange of investments for subsidiaries and cash	541	—	—
Change in estimated foreign and state tax rates	(4)	130	147
State and local income taxes, net of federal income taxes	(35)	(34)	7
Foreign taxes, net of foreign tax credits	(1)	(20)	(31)
Change in valuation allowance affecting tax expense	(9)	76	(40)
Impairment of goodwill not deductible for tax purposes	(11)	(39)	—
Disposition of nondeductible goodwill in sales transaction	—	(43)	—
Minority interest	(3)	(10)	(10)
Dividends received deduction	12	12	12
Disqualifying disposition of incentive stock options not deductible for book purposes	—	14	—
Other, net	(11)	(2)	(18)

Income tax benefit (expense)	$(321)	(252)	126

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2007	2006
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$315	470
Accrued stock compensation	90	79
Other accrued liabilities	206	214
Deferred revenue	316	231
Other future deductible amounts	117	117

Deferred tax assets	1,044	1,111
Valuation allowance	(63)	(47)

Net deferred tax assets	981	1,064

Deferred tax liabilities:
Investments	5,972	6,885
Intangible assets	2,284	2,362
Discount on exchangeable debentures	1,167	981
Other	109	369

Deferred tax liabilities	9,532	10,597

Net deferred tax liabilities	$8,551	9,533

        The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2007	2006
	amounts in millions
Current deferred tax assets	$—	(128)
Current deferred tax liabilities	93	—
Long-term deferred tax liabilities	8,458	9,661

Net deferred tax liabilities	$8,551	9,533

        The Company's valuation allowance increased $16 million in 2007. Such increase is due to a $9 million increase that affected tax expense and a $7 million increase for acquisitions.

        At December 31, 2007, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $652 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2009: $329 million; 2011: $110 million; 2012: $92 million and beyond 2012: $121 million. Of the foregoing net operating and capital loss carryforward amount, approximately $263 million is subject to certain limitations and may not be currently utilized. The remaining $389 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,847 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split off from AT&T Corp. ("AT&T"). Of that amount, $844 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") or offset taxable income earned in prior taxable years and is offsetting taxable income earned in the current year.

        In connection with the IRS' examination of Liberty's 2003 through 2007 tax returns, and consistent with the position espoused in the previously issued Technical Advice Memorandums to other taxpayers, the IRS notified Liberty during the third quarter of 2007 that it believed the interest expense on Liberty's exchangeable debentures was not deductible for the period following Liberty's split-off from AT&T. In February 2008, Liberty reached a settlement with the IRS, which stipulates that interest deductions claimed on a portion of the exchangeable debentures will be disallowed and instead will reduce Liberty's gain on the future redemption or other retirement of such debt. The cumulative amount of interest deductions disallowed through December 31, 2007 under the settlement is $546 million. As a result, a portion of Liberty's NOLs were eliminated and Liberty had net taxable income in 2006 and 2007. Consequently, Liberty expects to remit federal income tax payments in 2008 and beyond.

        Because the settlement was reached after December 31, 2007, its effects will not be reflected for financial statement purposes until the first quarter of 2008. Liberty does not expect there will be a material impact on its total tax expense as the resulting increase in current tax expense will be largely offset by a decrease in deferred tax expense.

        A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

Balance at January 1, 2007	$422
Additions based on tax positions related to the current year	45
Additions for tax positions of prior years	9
Reductions for tax positions of prior years	(7)
Settlements	(7)

Balance at December 31, 2007	$462

        As of December 31, 2007, the Company had recorded tax reserves of $462 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $447 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

        As of December 31, 2007, the Company's 2001 and 2002 tax years are closed for federal income tax purposes, although tax loss carryforwards from those years are still subject to adjustment. The Company's tax years 2003 through 2006 are under IRS examination, and its 2007 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. In conjunction with the CAP program, the Company expects the IRS to complete its examination of the 2003 through 2007 tax years by the end of 2008. In January 2008, the Company was notified by the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

states of California and New York that they intend to audit the Company's 2003 through 2005 tax years. The Company is currently under audit in the UK, Japan, and Germany. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $55 million, due to the potential resolution of certain disputes with the taxing authorities and the expiration of various statutes of limitation.

        During the year ended December 31, 2007, the Company recognized $6 million and $3 million of interest and penalties, respectively, related to uncertain tax positions. As of December 31, 2007, the Company had recorded $27 million of accrued interest and penalties related to uncertain tax positions.

(13) Stockholders' Equity

Preferred Stock

        Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2007, no shares of preferred stock were issued.

Common Stock

        Series A Liberty Capital common stock and Series A Liberty Interactive common stock each has one vote per share, and Series B Liberty Capital common stock and Series B Liberty Interactive common stock each has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. The Series A and Series B common stock of each Group participate on an equal basis with respect to dividends and distributions of that Group.

        As of December 31, 2007, there were 2.8 million and 1.5 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of December 31, 2007, there were 24.8 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock and the Series A and Series B Liberty Interactive common stock, there are 300 million and 1,500 million shares of Series C Liberty Capital and Series C Liberty Interactive common stock, respectively, authorized for issuance. As of December 31, 2007, no shares of either Series C common stock were issued or outstanding.

        Prior to the Restructuring, the Company retired the 10,000,000 shares of Liberty Series B common stock held in treasury and returned them to the status of authorized and available for issuance.

Purchases of Common Stock

        During the year ended December 31, 2007, the Company repurchased 36.9 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $740 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        In addition, Liberty completed a tender offer on June 12, 2007 pursuant to which it accepted for purchase 19,417,476 of Series A Liberty Interactive common stock at a price of $24.95 per share, or aggregate cash consideration of $484 million.

        During the period from May 10, 2006 to December 31, 2006, the Company repurchased 51.6 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $954 million. All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

        Liberty completed a tender offer on April 5, 2007, pursuant to which it accepted for purchase 11,540,680 shares of Series A Liberty Capital common stock at a price of $113.00 per share or aggregate cash consideration of $1,305 million (including transaction costs).

        During the year ended December 31, 2007, the Company sold put options on Series A Liberty Capital common stock for aggregate net cash proceeds of $20 million. As of December 31, 2007, put options with respect to approximately 1.6 million shares of Series A Liberty Capital common stock with a weighted average put price of $118.35 remained outstanding. Such put options expire on or before March 31, 2008. Liberty has also sold put options on Series A Liberty Interactive common stock for aggregate net cash proceeds of $14 million. As of December 31, 2007, put options with respect to approximately 8.8 million shares of Series A Liberty Interactive common stock with a weighted average put price of $20.34 remained outstanding. Such put options expire on or before March 31, 2008. The Company accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Accordingly, the put options are recorded in financial instrument liabilities at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

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

(14) Transactions with Officers and Directors

Chairman's Employment Agreement

        The Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2007 is $2 million, and is included in other liabilities in the accompanying consolidated balance sheet.

        The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($129,192 per month as of December 31, 2007). Such payments would

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at December 31, 2007 is $31 million, and is included in other liabilities in the accompanying consolidated balance sheet.

        The Company's Chairman deferred a portion of his monthly compensation under his previous employment agreement with Tele-Communications, Inc. ("TCI"). The Company assumed the obligation to pay that deferred compensation in connection with the TCI/AT&T Merger in 1999. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $18 million at December 31, 2007 and is included in other liabilities in the accompanying consolidated balance sheets, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

(15) Stock Options and Stock Appreciation Rights

Liberty—Incentive Plans

        Pursuant to the Liberty Media Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Liberty Incentive Plan"), the Company has granted to certain of its employees stock options, SARs and stock options with tandem SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Capital and Liberty Interactive common stock. The 2000 Liberty Incentive Plan provides for Awards to be made in respect of a maximum of 48 million shares of Liberty common stock. On May 1, 2007, shareholders of the Company approved the Liberty Media Corporation 2007 Incentive Plan, which provides for Awards to be made in respect of a maximum of 30 million shares of Liberty common stock. Liberty issues new shares upon exercise of equity awards.

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

Liberty—Grants

        Awards granted pursuant to the Liberty Incentive Plan and the NDIP during 2005 through the Restructuring in 2006 are provided in the table below. The exercise prices in the table represent the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

exercise price on the date of grant and have not been adjusted for the effects of the DHC Spin Off or the Restructuring, as applicable.

Grant year	Grant group	Grant type	Number of awards granted	Weighted average exercise price	Vesting period	Term	Weighted average grant date fair value
Series A Awards
2005	Employees	Options	9,076,750	$8.26	4 years	7 years	$2.34
2005	Non-employee directors	SARs	55,000	$10.36	1 year	10 years	$4.50
2006	Employees	Options	2,473,275	$8.24	4 years	7 years	$2.28
2006	Non-employee directors	Options	150,000	$8.70	1 year	10 years	$2.74
Series B Awards
2005	Employees	Options	1,800,000	$9.21	3 years	10 years	$4.67

        During the year ended December 31, 2007, Liberty granted 739,681 options to purchase shares of Series A Liberty Capital common stock and 6,093,384 shares of Series A Liberty Interactive common stock to certain of its directors, officers and employees and officers and employees of certain subsidiaries. Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The Series A Liberty Capital options and the Series A Liberty Interactive options granted in 2007 had a weighted average grant date fair value of $28.78 and $5.88, respectively.

        In 2006, subsequent to the Restructuring, Liberty granted 10,018,000 options to purchase Series A Liberty Interactive stock to officers and employees of certain of its subsidiaries. Such options had an estimated weighted average grant-date fair value of $4.94 per share.

        The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Prior to 2007, the Company calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. In 2007, the Company estimated the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2007 ranged from 20.8% to 25.3% for Liberty Interactive Awards and from 17.5% to 19.7% for Liberty Capital Awards and is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Liberty—Outstanding Awards

        The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Liberty Capital common stock				Liberty Interactive common stock
	Series A	WAEP	Series B	WAEP	Series A	WAEP	Series B	WAEP
	numbers of options in thousands
Outstanding at January 1, 2007	2,318	$93.24	1,498	$101.37	21,503	$19.71	7,491	$23.41
Granted	740	$113.37	—		6,093	$20.96	—
Exercised	(255)	$84.97	—		(1,594)	$17.40	—
Forfeited	(16)	$274.95	—		(681)	$27.64	—
Repurchased	—		—		(510)	$17.76	—

Outstanding at December 31, 2007	2,787	$97.21	1,498	$101.37	24,811	$19.97	7,491	$23.41

Exercisable at December 31, 2007	1,734	$95.49	1,468	$101.69	11,290	$21.05	7,341	$23.48

        The following table provides additional information about outstanding options to purchase Liberty common stock at December 31, 2007.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	2,787	$97.21	4.8 years	$59,623	1,734	$95.49	$41,768
Series B Capital	1,498	$101.37	3.4 years	$23,335	1,468	$101.69	$22,391
Series A Interactive	24,811	$19.97	5.2 years	$16,466	11,290	$21.05	$6,745
Series B Interactive	7,491	$23.41	3.4 years	$—	7,341	$23.48	$—

Liberty—Exercises

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2007, 2006 and 2005 was $16 million, $52 million and $109 million, respectively.

Liberty—Restricted Stock

        The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Liberty common stock held by certain officers and employees of the Company as of December 31, 2007 (numbers of shares in thousands).

	Number of shares	WAFV
Series A Liberty Capital	57	$104.68
Series A Liberty Interactive	222	$20.96

        The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2007, 2006 and 2005 was $28 million, $30 million and $35 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

QVC Awards

        QVC had a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price was generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. If the eligible participant elected the SAR feature of the Tandem Plan, the participant received 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it was attached at the exercise date. QVC applied fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms were ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. During the years ended December 31, 2006 and 2005, QVC received cash proceeds from the exercise of options aggregating $48 million and $46 million, respectively. In 2005, QVC also repurchased shares of common stock issued upon exercise of stock options in prior years. Cash payments aggregated $71 million for these repurchases.

        On August 14, 2006, QVC terminated the Tandem Plan and offered to exchange Liberty Interactive Share Units, as defined below, for all outstanding unvested QVC Awards as of September 30, 2006 (the "Exchange Offer"). At the time of the Exchange Offer, there were 150,234 outstanding options to purchase QVC common stock. Of those outstanding options, 70,168 were vested and exercisable and 80,066 were unvested. Each holder of unvested QVC options who accepted the Exchange Offer received Liberty Interactive Share Units in an amount equal to the in-the-money value of the exchanged QVC options divided by the closing market price of Series A Liberty Interactive common stock on the trading day preceding commencement of the Exchange Offer. Liberty Interactive Share Units vest on the same vesting schedule as the unvested QVC Awards and represent the right to receive a cash payment equal to the value of Liberty Interactive common stock on the vesting date. All unvested QVC Awards were exchanged for approximately 2,348,000 Liberty Interactive Share Units. Liberty accounted for the Exchange Offer as a settlement of the outstanding unvested QVC Awards. The difference between the fair value of the Liberty Interactive Share Units and the fair value of unvested QVC Awards was reflected as a reduction to 2006 stock-based compensation.

        Also on August 14, 2006, a subsidiary of Liberty offered to purchase for cash all outstanding shares of QVC common stock owned by officers and employees of QVC and all vested QVC Awards (the "Tender Offer"). Officers and employees of QVC owned 54,973 shares or 1.09% of QVC common stock at the time of the Tender Offer. The Exchange Offer and the Tender Offer both expired on September 30, 2006. All vested QVC Awards and 49,575 outstanding shares of QVC common stock were tendered as of September 30, 2006 resulting in cash payments aggregating approximately $258 million. The remaining 5,398 shares of QVC common stock were redeemed subsequent to September 30, 2006 for additional aggregate cash payments of approximately $17 million. Liberty accounted for the cash paid for outstanding shares of QVC common stock as the acquisition of a minority interest. The difference between the cash paid and the carrying value of the minority interest was allocated to intangible assets using a purchase accounting model. The cash paid for vested options was less than the carrying value of the related liability. Such difference was reflected as a reduction to 2006 stock-based compensation. The aggregate credit to stock-based compensation for the Exchange Offer and the Tender Offer was $24 million. Subsequent to the completion of the foregoing transactions, Liberty owns 100% of the equity of QVC.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Starz Entertainment

        Starz Entertainment has outstanding Phantom Stock Appreciation Rights ("PSARS") held by its former chief executive officer. Such PSARs are fully vested and expire on October 17, 2011, and Starz Entertainment has accrued $136 million as of December 31, 2007 related to the PSARs. Such amount is payable in cash, Liberty common stock or a combination thereof.

Other

        Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(16) Employee Benefit Plans

        Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $26 million, $27 million and $22 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(17) Other Comprehensive Earnings (Loss)

        Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on AFS securities.

        The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign currency translation adjustments	Unrealized holding gains (losses) on securities	Discontinued operations	Accumulated other comprehensive earnings (loss), net of taxes
	amounts in millions
Balance at January 1, 2005	$(257)	4,463	21	4,227
Other comprehensive earnings (loss)	307	(1,101)	(7)	(801)
Other activity	—	—	(5)	(5)

Balance at December 31, 2005	50	3,362	9	3,421
Other comprehensive earnings	111	2,420	—	2,531

Balance at December 31, 2006	161	5,782	9	5,952
Other comprehensive earnings	107	(1,977)	(9)	(1,879)

Balance at December 31, 2007	$268	3,805	—	4,073

        Included in Liberty's accumulated other comprehensive earnings (loss) at January 1, 2005 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevisión, S.A.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

("Cablevisión"), a former equity method investment of Liberty, and $186 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment of Liberty. In the first quarter of 2005, Liberty disposed of its interests in Cablevisión and Telewest. Accordingly, Liberty recognized in its statement of operations $488 million of foreign currency translation losses (before income tax benefits) related to Cablevisión and Telewest that were previously included in accumulated other comprehensive earnings (loss).

        The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2007:
Foreign currency translation adjustments	$172	(65)	107
Unrealized holding losses on securities arising during period	(2,598)	987	(1,611)
Reclassification adjustment for holding gains realized in net earnings	(605)	230	(375)

Other comprehensive earnings	$(3,031)	1,152	(1,879)

Year ended December 31, 2006:
Foreign currency translation adjustments	$179	(68)	111
Unrealized holding gains on securities arising during period	4,202	(1,597)	2,605
Reclassification adjustment for holding gains realized in net loss	(298)	113	(185)

Other comprehensive earnings	$4,083	(1,552)	2,531

Year ended December 31, 2005:
Foreign currency translation adjustments	$(8)	3	(5)
Reclassification adjustment for currency losses realized in net earnings	503	(191)	312
Unrealized holding losses on securities arising during period	(1,808)	687	(1,121)
Reclassification adjustment for holding gains realized in net earnings	350	(133)	217
Reclass unrealized gain on AFS security	(318)	121	(197)
Discontinued operations	(11)	4	(7)

Other comprehensive loss	$(1,292)	491	(801)

(18) Transactions with Related Parties

        Starz Entertainment pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $58 million, $69 million and $84 million in 2007, 2006 and 2005, respectively.

(19) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at December 31, 2007 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2007 is payable as follows: $99 million in 2008; $13 million in 2009; and $6 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $482 million in 2008; $158 million in 2009; $102 million in 2010; $101 million in 2011; $94 million in 2012 and $178 million thereafter.

        In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2012 and all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2013. Films are generally available to Starz Entertainment for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In connection with an option exercised by Sony to extend the Sony contract through 2013, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Starz Entertainment's payments to Sony will be amortized ratably as programming expense over the three-year period beginning in 2012.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At December 31, 2007, Liberty's guarantees for obligations for films released by such date aggregated $793 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

guaranteed contracts as of December 31, 2007 aggregated $125 million, which is payable as follows: $63 million in 2008, $31 million in 2009 and $31 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Operating Leases

        Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $45 million, $32 million and $33 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2007 follows (amounts in millions):

Years ending December 31:
2008	$37
2009	$33
2010	$28
2011	$21
2012	$13
Thereafter	$38

        It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2007.

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

Other

        During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). Pursuant to the AT&T Tax Sharing Agreement and in connection with Liberty's split off from AT&T in 2001, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return ("TCI NOLs") that had not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with the split off, Liberty received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. Liberty was not paid for certain of TCI's NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay Liberty 35% of the amount of the SRLY NOLs used.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by Liberty's losses. Liberty has accrued approximately $70 million representing its estimate of the amount it may ultimately pay (excluding accrued interest, if any) to AT&T as a result of these requests. Although Liberty has not reduced its accrual for any future refunds, Liberty believes it is entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

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

(20) Information About Liberty's Operating Segments

        Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Upon completion of the Restructuring and the issuance of its tracking stocks, Liberty attributed each of its businesses to one of two groups: the Interactive Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        For the year ended December 31, 2007, Liberty has identified the following consolidated subsidiaries as its reportable segments:

  •
  QVC—consolidated subsidiary included in the Interactive Group that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

  •
  Starz Entertainment—consolidated subsidiary included in the Capital Group that provides premium programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

  •
  Starz Media—consolidated subsidiary included in the Capital Group that develops, acquires, produces and distributes live-action and animated films and television productions for the home video, film, broadcast and direct-to-consumer markets.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

Performance Measures

	Years ended December 31,
	2007		2006		2005
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	amounts in millions
Interactive Group
QVC	$7,397	1,652	7,074	1,656	6,501	1,422
Corporate and other	405	32	252	24	—	(5)

	7,802	1,684	7,326	1,680	6,501	1,417

Capital Group
Starz Entertainment	1,066	264	1,033	186	1,004	171
Starz Media	254	(143)	86	(24)	—	—
Corporate and other	301	(76)	168	(59)	141	(47)

	1,621	45	1,287	103	1,145	124

Consolidated Liberty	$9,423	1,729	8,613	1,783	7,646	1,541

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Other Information

	December 31,
	2007			2006
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$20,620	—	276	19,100	104	254
Corporate and other	5,430	1,311	13	5,661	1,254	5
Intragroup eliminations	(6,724)	—	—	(4,941)	—	—

	19,326	1,311	289	19,820	1,358	259

Capital Group
Starz Entertainment	2,773	—	10	2,825	—	7
Starz Media	661	—	5	708	—	2
Corporate and other	23,053	506	12	23,804	484	10
Assets of discontinued operations	—	—	—	512	—	—

	26,487	506	27	27,849	484	19

Intergroup eliminations	(164)	—	—	(31)	—	—

Consolidated Liberty	$45,649	1,817	316	47,638	1,842	278

        The following table provides a reconciliation of segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interest:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
Consolidated segment operating cash flow	$1,729	1,783	1,541
Stock-based compensation	(93)	(67)	(52)
Depreciation and amortization	(675)	(582)	(545)
Impairment of long-lived assets	(223)	(113)	—
Interest expense	(641)	(680)	(626)
Realized and unrealized gains (losses) on derivative instruments, net	1,269	(279)	257
Gains (losses) on dispositions, net	646	607	(361)
Other than temporary declines in fair value of investments	(33)	(4)	(449)
Other, net	342	323	117

Earnings (loss) from continuing operations before income taxes and minority interest	$2,321	988	(118)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Revenue by Geographic Area

        Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2007	2006	2005
	amounts in millions
United States	$7,183	6,504	5,784
Germany	870	848	781
Other foreign countries	1,370	1,261	1,081

Consolidated Liberty	$9,423	8,613	7,646

Long-lived Assets by Geographic Area

	December 31,
	2007	2006
	amounts in millions
United States	$803	678
Germany	263	119
Other foreign countries	285	349

Consolidated Liberty	$1,351	1,146

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	amounts in millions, except per share amounts
2007:
Revenue	$2,123	2,193	2,251	2,856

Operating income	$249	227	199	63

Earnings from continuing operations	$327	902	319	417

Net earnings (loss):
Series A and Series B Liberty Capital common stock	$278	907	241	247

Series A and Series B Liberty Interactive common stock	$91	102	78	170

Basic earnings (loss) from continuing operations per common share:
Series A and Series B Liberty Capital common stock	$1.68	6.11	1.87	1.91

Series A and Series B Liberty Interactive common stock	$.14	.16	.12	.28

Diluted earnings (loss) from continuing operations per common share:
Series A and Series B Liberty Capital common stock	$1.68	6.11	1.85	1.90

Series A and Series B Liberty Interactive common stock	$.14	.16	.12	.28

Basic net earnings (loss) per common share:
Series A and Series B Liberty Capital common stock	$1.98	6.92	1.87	1.91

Series A and Series B Liberty Interactive common stock	$.14	.16	.12	.28

Diluted net earnings (loss) per common share:
Series A and Series B Liberty Capital common stock	$1.98	6.92	1.85	1.90

Series A and Series B Liberty Interactive common stock	$.14	.16	.12	.28

2006:
Revenue	$1,901	2,025	2,016	2,671

Operating income	$224	257	236	304

Earnings from continuing operations	$69	482	63	95

Net earnings (loss):
Series A and Series B common stock	$(26)	120	—	—

Series A and Series B Liberty Capital common stock	$—	269	(51)	42

Series A and Series B Liberty Interactive common stock	$—	89	114	283

Basic and diluted earnings (loss) from continuing operations per common share:
Series A and Series B common stock	$.02	.04	—	—

Series A and Series B Liberty Capital common stock	$—	1.94	(.36)	(1.34)

Series A and Series B Liberty Interactive common stock	$—	.13	.17	.43

Basic and diluted net earnings (loss) per common share:
Series A and Series B common stock	$(.01)	.04	—	—

Series A and Series B Liberty Capital common stock	$—	1.92	(.36)	.30

Series A and Series B Liberty Interactive common stock	$—	.13	.17	.43

PART III.

        The following required information is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Shareholders presently scheduled to be held in the second quarter of 2008:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

        We expect to file our definitive proxy statement for our 2008 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 29, 2008.

III-1

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this Report:

(a)(2) Financial Statement Schedules

  (i)
  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3—Articles of Incorporation and Bylaws:
3.1
Restated Certificate of Incorporation of Liberty Media Corporation ("Liberty"), dated May 9, 2006 (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of Liberty (File No. 000-51990) as filed on May 9, 2006 (the "Form 8-A")).
3.2	Bylaws of Liberty, as adopted May 9, 2006 (incorporated by reference to Exhibit 2 of the Form 8-A).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
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
10—Material Contracts:
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
10.16
Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.2 to Liberty's Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-51990) as filed on November 9, 2007).
10.17
Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.1 to Liberty's Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-51990) as filed on November 9, 2007).

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
10.22
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As amended and restated Effective August 15, 2007) (the "Director Plan") (incorporated by reference to Exhibit 10.3 to Liberty's Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-51990) as filed on November 9, 2007).
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
10.26
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Old Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.2 to the Old Liberty December 2005 8-K).
10.27
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.3 to the Old Liberty December 2005 8-K).
10.28	Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.4 to the Old Liberty December 2005 8-K).
10.29
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 7(n) to Mr. Malone's Amendment No. 8 to Schedule 13D filed in respect of Tele-Communications, Inc. on February 19, 1998 (File No. 005-44063)).

10.30
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 7(f) to Mr. Malone's Schedule 13D filed in respect of AT&T on March 30, 1999 (File No. 005-32542)).
10.31
$3,500,000,000 Credit Agreement, dated as of March 3, 2006, among QVC, Inc., as Borrower; the Lenders party hereto; JP Morgan Chase Bank, N.A., as Administrative Agent; and Wachovia Capital Markets, LLC, as Syndication Agent (the "March 2006 Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Old Liberty 10-Q).
10.32
Amendment dated October 4, 2006 to the March 2006 Credit Agreement (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on October 10, 2006 (the "October 2006 8-K")).
10.33
$1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent, Bank of America N.A. and J.P. Morgan Securities Inc., as Syndication Agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).
10.34
Form of Indemnification Agreement between Liberty and its executive officers/directors (incorporated by reference to Exhibit 10.37 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).
10.35
Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News Agreement") (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).
10.36
Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is Exhibit A-I to the News Agreement) (incorporated by reference to Exhibit 10.39 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).
10.37
Letter Agreement regarding personal use of Liberty's aircraft, dated as of April 2, 2007, between Gregory B. Maffei and Liberty (superceded by Letter Agreement filed as Exhibit 10.38 hereto) (incorporated by reference to Exhibit 10.1 to Liberty's Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-51990) as filed on May 8, 2007).
10.38	Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty.*
21	Subsidiaries of Liberty Media Corporation.*
23	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. *
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Dated: February 29, 2008	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE John C. Malone	Chairman of the Board and Director	February 29, 2008
/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director, Chief Executive Officer and President	February 29, 2008
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	February 29, 2008
/s/ DONNE F. FISHER Donne F. Fisher	Director	February 29, 2008
/s/ PAUL A. GOULD Paul A. Gould	Director	February 29, 2008
/s/ DAVID E. RAPLEY David E. Rapley	Director	February 29, 2008
/s/ M. LAVOY ROBISON M. LaVoy Robison	Director	February 29, 2008
/s/ LARRY E. ROMRELL Larry E. Romrell	Director	February 29, 2008
/s/ DAVID J.A. FLOWERS David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	February 29, 2008
/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	February 29, 2008

EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3—Articles of Incorporation and Bylaws:
3.1
Restated Certificate of Incorporation of Liberty Media Corporation ("Liberty"), dated May 9, 2006 (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of Liberty (File No. 000-51990) as filed on May 9, 2006 (the "Form 8-A")).
3.2	Bylaws of Liberty, as adopted May 9, 2006 (incorporated by reference to Exhibit 2 of the Form 8-A).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
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
10—Material Contracts:
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
10.16
Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.2 to Liberty's Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-51990) as filed on November 9, 2007).
10.17
Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.1 to Liberty's Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-51990) as filed on November 9, 2007).
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
10.22
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As amended and restated Effective August 15, 2007) (the "Director Plan") (incorporated by reference to Exhibit 10.3 to Liberty's Quarterly Report on Form 10-Q for the period ended September 30, 2007 (File No. 000-51990) as filed on November 9, 2007).
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
10.26
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Old Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.2 to the Old Liberty December 2005 8-K).
10.27
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.3 to the Old Liberty December 2005 8-K).

10.28	Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Old Liberty (incorporated by reference to Exhibit 99.4 to the Old Liberty December 2005 8-K).
10.29
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 7(n) to Mr. Malone's Amendment No. 8 to Schedule 13D filed in respect of Tele-Communications, Inc. on February 19, 1998 (File No. 005-44063)).
10.30
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 7(f) to Mr. Malone's Schedule 13D filed in respect of AT&T on March 30, 1999 (File No. 005-32542)).
10.31
$3,500,000,000 Credit Agreement, dated as of March 3, 2006, among QVC, Inc., as Borrower; the Lenders party hereto; JP Morgan Chase Bank, N.A., as Administrative Agent; and Wachovia Capital Markets, LLC, as Syndication Agent (the "March 2006 Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Old Liberty 10-Q).
10.32
Amendment dated October 4, 2006 to the March 2006 Credit Agreement (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on October 10, 2006 (the "October 2006 8-K")).
10.33
$1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent, Bank of America N.A. and J.P. Morgan Securities Inc., as Syndication Agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).
10.34
Form of Indemnification Agreement between Liberty and its executive officers/directors (incorporated by reference to Exhibit 10.37 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).
10.35
Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News Agreement") (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).
10.36
Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is Exhibit A-I to the News Agreement) (incorporated by reference to Exhibit 10.39 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).
10.37
Letter Agreement regarding personal use of Liberty's aircraft, dated as of April 2, 2007, between Gregory B. Maffei and Liberty (superceded by Letter Agreement filed as Exhibit 10.38 hereto) (incorporated by reference to Exhibit 10.1 to Liberty's Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 000-51990) as filed on May 8, 2007).
10.38	Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty.*
21	Subsidiaries of Liberty Media Corporation.*
23	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification. *
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*

*
Filed herewith.