Form 10-Q
period 2008-03-31
LIBERTY MEDIA CORP
filed 2008-05-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51990

LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accerlerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2008 was:

Series A Liberty Capital common stock 123,228,596 shares;
Series B Liberty Capital common stock 5,939,397 shares;
Series A Liberty Interactive common stock 564,355,244 shares;
Series B Liberty Interactive common stock 29,492,183 shares;
Series A Liberty Entertainment common stock 492,939,429 shares; and
Series B Liberty Entertainment common stock 23,733,488 shares.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2008	December 31, 2007
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,886	3,135
Trade and other receivables, net	1,397	1,517
Inventory, net	1,022	975
Program rights	488	515
Financial instruments (note 12)	33	23
Other current assets	251	144

Total current assets	7,077	6,309

Investments in available-for-sale securities and other cost investments, including $751 million and $1,183 million pledged as collateral for share borrowing arrangements (note 8)	5,287	17,569
Long-term financial instruments (note 12)	1,910	1,590
Investments in affiliates accounted for using the equity method (note 9)	12,616	1,817
Investment in special purpose entity (note 10)	—	750
Property and equipment, at cost	2,004	1,894
Accumulated depreciation	(602)	(543)

	1,402	1,351

Intangible assets not subject to amortization:
Goodwill (note 11)	8,141	7,855
Trademarks	2,515	2,515
Other	173	173

	10,829	10,543

Intangible assets subject to amortization, net	3,910	3,863
Other assets, net (note 10)	1,704	1,857

Total assets	$44,735	45,649

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2008	December 31, 2007
	amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$521	605
Accrued interest	98	148
Other accrued liabilities	868	936
Financial instruments (note 12)	807	1,206
Current portion of debt (note 13)	179	191
Accrued stock compensation	202	207
Current deferred income tax liabilities	212	93
Other current liabilities	176	88

Total current liabilities	3,063	3,474

Long-term debt, including $2,864 million and $3,690 million measured at fair value (note 13)	11,823	11,524
Long-term financial instruments (note 12)	154	176
Deferred income tax liabilities	5,952	8,458
Other liabilities	1,535	1,565

Total liabilities	22,527	25,197

Minority interests in equity of subsidiaries (note 10)	120	866
Stockholders' equity (note 15):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 123,229,893 shares at March 31, 2008	1	—
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 5,939,397 shares at March 31, 2008	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 564,299,733 shares at March 31, 2008 and 568,864,900 shares at December 31, 2007	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,493,683 shares at March 31, 2008 and 29,502,405 shares at December 31, 2007	—	—
Series A Liberty Entertainment common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 492,723,884 shares at March 31, 2008	5	—
Series B Liberty Entertainment common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 23,953,276 shares at March 31, 2008	—	—
Old Series A Liberty Capital common stock, $.01 par value. Issued and outstanding 123,154,134 shares at December 31, 2007	—	1
Old Series B Liberty Capital common stock, $.01 par value. Issued and outstanding 5,988,319 shares at December 31, 2007	—	—
Additional paid-in capital	25,561	25,637
Accumulated other comprehensive earnings, net of taxes	149	4,073
Accumulated deficit	(3,634)	(10,131)

Total stockholders' equity	22,088	19,586

Commitments and contingencies (note 16)
Total liabilities and stockholders' equity	$44,735	45,649

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2008	2007
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$1,950	1,771
Communications and programming services	401	352

	2,351	2,123

Operating costs and expenses:
Cost of sales	1,238	1,110
Operating	441	404
Selling, general and administrative, including stock-based compensation (note 4)	265	209
Depreciation and amortization	177	151

	2,121	1,874

Operating income	230	249
Other income (expense):
Interest expense	(166)	(150)
Dividend and interest income	59	75
Share of earnings of affiliates, net	45	9
Realized and unrealized gains (losses) on financial instruments, net (note 12)	(285)	344
Gains on dispositions of assets, net	3,682	6
Other, net	(2)	—

	3,333	284

Earnings from continuing operations before income taxes and minority interests	3,563	533
Income tax benefit (expense)	1,906	(202)
Minority interests in earnings of subsidiaries	(12)	(4)

Earnings from continuing operations	5,457	327
Earnings from discontinued operations, net of taxes	—	42

Net earnings	$5,457	369

Net earnings (loss):
Liberty Capital common stock	$(105)	—
Liberty Interactive common stock	125	91
Liberty Entertainment common stock	35	—
Old Liberty Capital common stock	5,402	278

	$5,457	369

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended March 31,
	2008	2007
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.81)	—
Series A and Series B Liberty Interactive common stock	$.21	.14
Series A and Series B Liberty Entertainment common stock	$.07	—
Old Series A and Series B Liberty Capital common stock	$41.88	1.68
Diluted earnings (loss) from continuing operations per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.81)	—
Series A and Series B Liberty Interactive common stock	$.21	.14
Series A and Series B Liberty Entertainment common stock	$.07	—
Old Series A and Series B Liberty Capital common stock	$41.55	1.68
Basic net earnings (loss) per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.81)	—
Series A and Series B Liberty Interactive common stock	$.21	.14
Series A and Series B Liberty Entertainment common stock	$.07	—
Old Series A and Series B Liberty Capital common stock	$41.88	1.98
Diluted net earnings (loss) per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.81)	—
Series A and Series B Liberty Interactive common stock	$.21	.14
Series A and Series B Liberty Entertainment common stock	$.07	—
Old Series A and Series B Liberty Capital common stock	$41.55	1.98

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings

(unaudited)

	Three months ended March 31,
	2008	2007
	amounts in millions
Net earnings	$5,457	369

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	82	11
Unrealized holding gains (losses) arising during the period	(645)	275
Recognition of previously unrealized gains on available-for-sale securities, net	(2,273)	(4)
Change in fair value of cash flow hedges	(48)	—

Other comprehensive earnings (loss)	(2,884)	282

Comprehensive earnings	$2,573	651

Comprehensive earnings (loss):
Liberty Capital common stock	$(107)	—
Liberty Interactive common stock	(169)	120
Liberty Entertainment common stock	33	—
Old Liberty Capital common stock	2,816	531

	$2,573	651

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2008	2007
	amounts in millions (note 6)
Cash flows from operating activities:
Net earnings	$5,457	369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(42)
Depreciation and amortization	177	151
Stock-based compensation	16	22
Cash payments for stock-based compensation	(12)	(20)
Share of earnings of affiliates, net	(45)	(9)
Realized and unrealized losses (gains) on financial instruments, net	285	(344)
Gains on disposition of assets, net	(3,682)	(6)
Minority interests in earnings of subsidiaries	12	4
Deferred income tax expense (benefit)	(2,103)	164
Other noncash charges, net	19	7
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	74	15
Payables and other current liabilities	(174)	(105)

Net cash provided by operating activities	24	206

Cash flows from investing activities:
Cash proceeds from dispositions	15	121
Net proceeds from settlement of financial instruments	12	76
Cash paid for acquisitions, net of cash acquired	—	(6)
Cash received in exchange transaction	465	—
Capital expended for property and equipment	(54)	(87)
Net sales (purchases) of short term investments	67	(172)
Investments in and loans to cost and equity investees	(387)	(39)
Net decrease in restricted cash	140	—
Other investing activities, net	(19)	13

Net cash provided (used) by investing activities	239	(94)

Cash flows from financing activities:
Borrowings of debt	1,102	131
Repayments of debt	(498)	(329)
Repurchases of Liberty common stock	(75)	(34)
Other financing activities, net	(61)	(19)

Net cash provided (used) by financing activities	468	(251)

Effect of foreign currency exchange rates on cash	20	2

Net cash provided by discontinued operations:
Cash provided by operating activities	—	10
Cash used by investing activities	—	(9)
Change in available cash held by discontinued operations	—	(1)

Net cash provided by discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	751	(137)
Cash and cash equivalents at beginning of period	3,135	3,107

Cash and cash equivalents at end of period	$3,886	2,970

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
Three months ended March 31, 2008

		Common stock
				Liberty Interactive		Liberty Entertainment		Old Liberty Capital
		Liberty Capital									Accumulated other comprehensive earnings
	Preferred stock									Additional paid-in capital		Accumulated deficit	Total stockholders' equity
		Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2008	$—	—	—	6	—	—	—	1	—	25,637	4,073	(10,131)	19,586
Net earnings	—	—	—	—	—	—	—	—	—	—	—	5,457	5,457
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(2,884)	—	(2,884)
Distribution of Liberty Entertainment and Liberty Capital common stock to stockholders	—	1	—	—	—	5	—	(1)	—	(5)	—	—	—
Cumulative effect of accounting change (note 8)	—	—	—	—	—	—	—	—	—	—	(1,040)	1,040	—
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(75)	—	—	(75)
Stock compensation	—	—	—	—	—	—	—	—	—	9	—	—	9
Other	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)

Balance at March 31, 2008	$—	1	—	6	—	5	—	—	—	25,561	149	(3,634)	22,088

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
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

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2007.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) its assessment of other-than-temporary declines in fair value of its investments and (iv) its estimates of retail-related adjustments and allowances to be its most significant estimates.

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

        Certain prior period amounts have been reclassified for comparability with the 2008 presentation.

(2)   Tracking Stocks

        Prior to March 3, 2008, Liberty had two tracking stocks—Liberty Interactive common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Interactive Group and the Capital Group, respectively. On March 3, 2008, Liberty completed a reclassification (the "Reclassification") of its Liberty Capital common stock (herein referred to as "Old Liberty Capital common stock") whereby each share of Old Series A Liberty Capital common stock

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

was reclassified into four shares of Series A Liberty Entertainment common stock and one share of new Series A Liberty Capital common stock, and each share of Old Series B Liberty Capital common stock was reclassified into four shares of Series B Liberty Entertainment common stock and one share of new Series B Liberty Capital common stock. The Liberty Entertainment common stock is intended to track and reflect the economic performance of the Entertainment Group. The Reclassification did not change the businesses, assets and liabilities attributed to the Interactive Group.

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group, the Entertainment Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $3,108 million principal amount (as of March 31, 2008) of its senior notes and debentures to the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group and which were previously attributed to the Capital Group. The Entertainment Group focuses primarily on programming, communications businesses and the direct-to-home satellite distribution business and includes Liberty's ownership interest in The DIRECTV Group, Inc. ("DIRECTV"), its wholly-owned subsidiaries, Starz Entertainment, LLC ("Starz Entertainment"), FUN Technologies, Inc. ("FUN"), and three regional sports television networks ("Liberty Sports Group") and equity interests in GSN, LLC and WildBlue Communications. In addition, Liberty attributed $965 million of cash on March 3, 2008 and has attributed $551 million principal amount of its publicly-traded debt to the Entertainment Group. The Entertainment Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Entertainment Group, including such other businesses as Liberty may acquire for the Entertainment Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Entertainment Group. Subsequent to the Reclassification, the assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"); and its interests in Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Liberty may acquire for the Capital Group. In addition, Liberty has attributed $2,259 million of cash, including subsidiary cash, and $4,817 million principal amount (as of March 31, 2008) of its senior exchangeable debentures and bank debt to the Capital Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for attributed financial information for Liberty's tracking stock groups.

(3)   Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement 141R"). Statement 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), although it retains the fundamental requirement in Statement 141 that the acquisition method of accounting be used for all business combinations. Statement 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year after December 15, 2008.

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

(4)   Stock-Based Compensation

        The Company has granted to certain of its employees and directors and employees of its subsidiaries options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Capital, Liberty Interactive and Liberty Entertainment common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, Liberty issues new shares from its authorized, but unissued shares.

        The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2008 is 25.3% for Liberty Interactive Awards. The volatility used in the calculation for Awards granted in 2007 is 20.8% for Liberty Interactive Awards and 17.5% for Liberty Capital Awards and is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2008	$16
March 31, 2007	$22

        As of March 31, 2008, the total compensation cost related to unvested Liberty equity awards was approximately $77 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years.

Liberty Awards

        During the three months ended March 31, 2008, Liberty granted 987,702 options to purchase shares of Series A Liberty Interactive common stock to employees of certain subsidiaries. Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The Series A Liberty Interactive options granted in 2008 had a weighted average grant-date fair value of $3.83 per option.

        The following tables present the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A Liberty Capital common stock	WAEP	Series B Liberty Capital common stock	WAEP	Old Series A Liberty Capital common stock	WAEP	Old Series B Liberty Capital common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—		2,787	$97.21	1,498	$101.37
Granted	—		—		—		—
Exercised	—		—		(6)	$62.91	—
Forfeited	—		—		(1)	$92.47	—
Converted in connection with the Reclassification	2,780	$14.20	1,498	$15.05	(2,780)		(1,498)

Outstanding at March 31, 2008	2,780	$14.20	1,498	$15.05	—		—

Exercisable at March 31, 2008	1,789	$13.92	1,468	$15.10	—		—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Series A Liberty Interactive common stock	WAEP	Series B Liberty Interactive common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	24,811	$19.97	7,491	$23.41
Granted	988	$14.73	—
Exercised	—		—
Forfeited	(71)	$18.38	—

Outstanding at March 31, 2008	25,728	$19.76	7,491	$23.41

Exercisable at March 31, 2008	12,869	$20.71	7,341	$23.48

	Series A Liberty Entertainment common stock	WAEP	Series B Liberty Entertainment common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—
Issued in connection with the Reclassification	11,120	$20.74	5,993	$21.57
Granted	—		—
Exercised	—		—
Forfeited	—		—

Outstanding at March 31, 2008	11,120	$20.74	5,993	$21.57

Exercisable at March 31, 2008	7,237	$20.39	5,873	$21.64

        The following table provides additional information about outstanding options to purchase Liberty common stock at March 31, 2008.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	2,780	$14.20	4.6 years	$5,655	1,789	$13.92	$4,046
Series B Capital	1,498	$15.05	3.2 years	$1,050	1,468	$15.10	$958
Series A Interactive	25,728	$19.76	5.0 years	$2,115	12,869	$20.71	$487
Series B Interactive	7,491	$23.41	3.2 years	$—	7,341	$23.48	$—
Series A Entertainment	11,120	$20.74	4.6 years	$30,204	7,237	$20.39	$21,296
Series B Entertainment	5,993	$21.57	3.2 years	$4,892	5,873	$21.64	$4,388

(5)   Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Old Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares.

	Period from January 1, 2008 through March 3, 2008	Three months ended March 31, 2007
	numbers of shares in millions
Basic EPS	129	141
Stock options	1	—

Diluted EPS	130	141

        Earnings from discontinued operations per common share for the three month period ended March 31, 2007 was less than $.01.

Liberty Capital Common Stock

        The basic and diluted EPS calculation for the period from March 4, 2008 to March 31, 2008 is based on 129 million weighted average outstanding shares. Excluded from diluted EPS for the period from March 4, 2008 to March 31, 2008 are approximately 1 million potential common shares because their inclusion would be anti-dilutive.

Liberty Interactive Common Stock

        The basic and diluted EPS calculation is based on 596 million and 652 million weighted average outstanding shares for the three months ended March 31, 2008 and 2007, respectively. Excluded from diluted EPS for the three months ended March 31, 2008 are approximately 27 million potential common shares because their inclusion would be anti-dilutive.

Liberty Entertainment Common Stock

        The basic and diluted EPS calculation is based on 516 million and 518 million weighted average outstanding shares, respectively. Excluded from diluted EPS for the three months ended March 31, 2008 are approximately 3 million potential common shares because their inclusion would be anti-dilutive.

(6)   Supplemental Disclosures to Statements of Cash Flows

	Three months ended March 31,
	2008	2007
	amounts in millions
Available-for-sale securities exchanged for consolidated subsidiaries, equity investment and cash	$10,144	—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(7)   Assets and Liabilities Measured at Fair Value

        Effective January 1, 2008, Liberty adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of Statement 157 for (i) non-financial assets and liabilities that are not remeasured at fair value on a recurring basis and (ii) fair value measurements required for impairment analysis of goodwill, identifiable intangible assets and other long-lived assets. The provisions of FSP 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2008 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	amounts in millions
Available-for-sale securities	$5,252	5,194	58	—
Financial instrument assets	$1,943	—	1,943	—
Financial instrument liabilities	$961	751	210	—
Debt	$2,864	—	2,864	—

        The Company uses the Black Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange traded equity prices, risk-free interest rates, dividend yields and volatilities. For the Company's debt instruments reported at fair value, the Company gets quoted market prices. However, the Company does not believe such instruments are traded on "active markets." Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

(8)   Investments in Available-for-Sale Securities and Other Cost Investments

        Effective January 1, 2008, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale ("AFS") securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Previously under Statement of Financial Accounting Standards No. 115, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying March 31, 2008 condensed consolidated statement of operations. The amount of unrealized gains related to the Statement 159 Securities and included in accumulated other comprehensive earnings in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

the Company's balance sheet as of the date of adoption of Statement 159 aggregated $1,040 million and has been reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $3,399 million as of March 31, 2008.

        Investments in available-for-sale securities and other cost investments are summarized as follows:

	March 31, 2008	December 31, 2007
	amounts in millions
Capital Group
Time Warner Inc. ("Time Warner")(1)	$1,440	1,695
Sprint Nextel Corporation(2)	585	1,150
Motorola, Inc.(3)	688	1,187
Viacom, Inc.	301	333
Embarq Corporation(4)	175	216
Other available-for-sale equity securities(5)	82	104
Other available-for-sale debt securities	130	156
Other cost investments and related receivables	32	32

Total attributed Capital Group	3,433	4,873

Interactive Group
IAC/InterActiveCorp ("IAC")	1,728	1,863
Other	121	181

Total attributed Interactive Group	1,849	2,044

Entertainment Group
News Corporation	—	10,647
Other	5	5

Total attributed Entertainment Group	5	10,652

Consolidated Liberty	$5,287	17,569

(1)
Includes $127 million and $150 million of shares pledged as collateral for share borrowing arrangements at March 31, 2008 and December 31, 2007, respectively.

(2)
Includes $60 million and $118 million of shares pledged as collateral for share borrowing arrangements at March 31, 2008 and December 31, 2007, respectively.

(3)
Includes $483 million and $833 million of shares pledged as collateral for share borrowing arrangements at March 31, 2008 and December 31, 2007, respectively.

(4)
Includes $18 million and $22 million of shares pledged as collateral for share borrowing arrangements at March 31, 2008 and December 31, 2007, respectively.

(5)
Includes $63 million and $60 million of shares pledged as collateral for share borrowing arrangements at March 31, 2008 and December 31, 2007, respectively.

IAC

        In the first quarter of 2008, Liberty purchased an additional 14 million shares of IAC common stock in a private transaction for cash consideration of $339 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

News Corporation

        On February 27, 2008, Liberty exchanged all of its shares of News Corporation common stock for a subsidiary of News Corporation. See note 9 for further discussion of this transaction.

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

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

	March 31, 2008		December 31, 2007
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$59	—	6,249	—
Gross unrealized holding losses	$(178)	—	—	(12)

        The aggregate fair value of securities with unrealized holding losses at March 31, 2008 was $1,731 million. None of these securities had unrealized losses for more than 12 continuous months.

(9)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2008 and the carrying amount at December 31, 2007:

	March 31, 2008		December 31, 2007
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
DIRECTV	41%	$10,795	—
Expedia	24%	1,310	1,301
Other	various	511	516

		$12,616	1,817

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2008	2007
	amounts in millions
DIRECTV	$36	—
Expedia	12	7
Other	(3)	2

	$45	9

DIRECTV

        On February 27, 2008, Liberty completed a transaction (the "News Corporation Exchange") with News Corporation in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that holds an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the weighted average cost basis of the News Corporation shares exchanged.

        Liberty accounted for the News Corporation Exchange as a nonmonetary exchange under APB opinion No. 29 "Accounting for Nonmonetary Transactions." Accordingly, Liberty recorded the assets received at an amount equal to the fair value of the News Corporation common stock given up. Such amount was allocated to DIRECTV and Liberty Sports Group based on their relative fair values as follows (amounts in millions):

Cash	$465
DIRECTV	10,763
Liberty Sports Group	450
Deferred tax liability	(1,513)

Total	$10,165

        The value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity. Such amount has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Subscriber list	$2,381
Trade name	2,677
Orbital slot	3,693
Goodwill	2,546
Satellites	167
Technology	527
Deferred tax liability	(3,778)

Total	$8,213

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets. Such estimates are preliminary and are subject to change upon completion of Liberty's purchase price allocation process. Liberty has ascribed a useful life of 7 years to the subscriber list, 13 years to the satellites, 5 years to the technology and indefinite lives to the orbital slots, tradenames and goodwill. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $23 million (net of related taxes) for the 1 month ended March 31, 2008.

        Subsequent to March 31, 2008, Liberty purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. Such purchase increased Liberty's ownership interest in DIRECTV to approximately 48%. Liberty funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares.

        During the period from February 27, 2008 to March 31, 2008, subsidiaries of Liberty recognized $25 million in revenue from DIRECTV for distribution of their programming. The fair value of the Company's investment in DIRECTV was $11,662 million at March 31, 2008. Summarized unaudited financial information for DIRECTV is as follows:

DIRECTV Consolidated Balance Sheet

March 31, 2008
amounts in millions
Current assets	$3,413
Satellites	2,244
Property and equipment	3,939
Goodwill	3,669
Intangible assets	1,481
Other assets	838

Total assets	$15,584

Current liabilities	$3,401
Deferred income taxes	612
Long-term debt	3,332
Other liabilities	1,533
Minority interest	23
Stockholders' equity	6,683

Total liabilities and equity	$15,584

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  DIRECTV Consolidated Statement of Operations

Three months ended March 31, 2008
amounts in millions
Revenue	$4,591
Cost of revenue	(2,288)
Selling, general and administrative expenses	(1,122)
Depreciation and amortization	(524)

Operating income	657
Interest expense	(63)
Other income, net	7
Income tax expense	(230)

Net earnings	$371

Expedia

        The fair value of the Company's investment in Expedia was $1,515 million and $2,189 million at March 31, 2008 and December 31, 2007, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheet

March 31, 2008
amounts in millions
Current assets	$1,299
Property and equipment	184
Goodwill	6,067
Intangible assets	979
Other assets	102

Total assets	$8,631

Current liabilities	$2,368
Deferred income taxes	361
Long-term debt	740
Other liabilities	216
Minority interest	60
Stockholders' equity	4,886

Total liabilities and equity	$8,631

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Three months ended March 31,
	2008	2007
	amounts in millions
Revenue	$688	550
Cost of revenue	(152)	(121)

Gross profit	536	429
Selling, general and administrative expenses	(428)	(341)
Amortization	(18)	(21)

Operating income	90	67
Interest expense	(16)	(11)
Other income	6	3
Income tax expense	(29)	(24)

Net earnings	$51	35

(10) Investment in Special Purpose Entity

        In April 2007, Liberty and a third party financial institution (the "Financial Institution") jointly created a series of special purpose entities (the "Investment Fund"). Pursuant to the terms of the Investment Fund, a Liberty subsidiary borrowed $750 million from the Financial Institution with the intent to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors (the "Debt Securities"). One of the special purpose entities ("MFC") in the Investment Fund was a variable interest entity of which the Financial Institution was deemed the primary beneficiary and thus its parent for consolidation purposes. Liberty contributed the borrowed funds to MFC in exchange for a mandatorily redeemable preferred stock interest. MFC subsequently invested the proceeds as an equity investment in another special purpose entity ("LCAP Investments LLC") which will make and hold the investments in the Debt Securities. A Liberty subsidiary separately made a nominal investment in LCAP Investments LLC which allows it to serve as its Managing Member. LCAP Investments LLC is considered a variable interest entity of which Liberty is deemed the primary beneficiary as a result of various special profit and loss allocations set forth in the governing agreements. As a result, LCAP Investments LLC is treated as a consolidated subsidiary of Liberty. Liberty is required to post cash collateral for the benefit of the Financial Institution of up to 20% of the cost of the Debt Securities.

        Prior to the first quarter of 2008, the various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "Consolidation of Variable Interest Entities," and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," and related interpretations, resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and available-for-sale securities, respectively. The $750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC was presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC was reflected as minority interest in Liberty's condensed consolidated

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

balance sheet. The structural form of the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

        In the first quarter of 2008 and as a result of the occurrence of certain triggering events contained in the terms of the Investment Fund, a portion of the Investment Fund structure was unwound, and MFC was liquidated. Accordingly, Liberty's preferred stock investment in MFC and the minority interest in LCAP Investments LLC were eliminated in equal amounts.

        The amount of restricted cash in the Investment Fund at March 31, 2008 is $649 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(11) Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2008	$5,419	1,371	1,065	7,855
Acquisitions(1)	—	—	252	252
Foreign currency translation	38	—	(2)	36
Other	(2)	—	—	(2)

Balance at March 31, 2008	$5,455	1,371	1,315	8,141

(1)
The increase in goodwill relates primarily to the News Corporation Exchange. The amount of goodwill recorded of $248 million represents the difference between the value allocated to Liberty Sports Group and the estimated fair value of the Liberty Sports Group identifiable tangible and intangible assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

Amortizable Intangible Assets

        Amortization of intangible assets with finite useful lives was $131 million and $116 million for the three months ended March 31, 2008 and 2007, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2008	$388
2009	$475
2010	$439
2011	$402
2012	$381

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(12) Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	March 31, 2008	December 31, 2007
	amounts in millions
Assets
Equity collars	$1,914	1,458
Other	29	155

	1,943	1,613
Less current portion	(33)	(23)

	$1,910	1,590

Liabilities
Borrowed shares	$751	1,183
Other	210	199

	961	1,382
Less current portion	(807)	(1,206)

	$154	176

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

	Three months ended March 31,
	2008	2007
	amounts in millions
Statement 159 Securities(1)	$(1,421)	—
Senior exchangeable debentures	337	170
Equity collars	558	64
Borrowed shares	432	161
Other derivatives	(191)	(51)

	$(285)	344

(1)
See note 8 regarding Liberty's accounting for its Statement 159 Securities.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(13) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal March 31, 2008	March 31, 2008	December 31, 2007
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,264	1,256	1,820
4% Exchangeable Senior Debentures due 2029	869	469	556
3.75% Exchangeable Senior Debentures due 2030	810	399	463
3.5% Exchangeable Senior Debentures due 2031	499	355	432
Liberty bank facility	750	750	750
Other parent debt	625	625	—
Subsidiary debt	48	48	44

Total attributed Capital Group debt	4,865	3,902	4,065

Interactive Group
Senior notes and debentures
7.875% Senior Notes due 2009	670	669	668
7.75% Senior Notes due 2009	233	234	234
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	500	495	495
8.25% Senior Debentures due 2030	902	895	895
QVC bank credit facilities	4,489	4,489	4,023
Other subsidiary debt	78	78	61

Total attributed Interactive Group debt	7,675	7,661	7,177

Entertainment Group
3.25% Exchangeable Senior Debentures due 2031	551	385	419
Subsidiary debt	54	54	54

Total attributed Entertainment Group debt	605	439	473

Total consolidated Liberty debt	$13,145	12,002	11,715

Less current maturities		(179)	(191)

Total long-term debt		$11,823	11,524

3.125% Exchangeable Senior Debentures

        The holders of Liberty's former 0.75% Exchangeable Senior Debentures due 2023 had the right to put such debentures to Liberty at 100% of par during the period from February 25, 2008 to March 24, 2008 for payment on March 31, 2008. Holders of approximately $486 million principal amount of debentures surrendered them for repurchase. Liberty elected to pay cash for the validly tendered debentures and obtained the necessary cash with borrowings against one of its equity collars. In addition, Liberty modified the terms of the debentures. Such modifications included (i) deferral of Liberty's ability to redeem the debentures from April 5, 2008 to April 5, 2013, (ii) surrender of Liberty's right to pay holders with shares of Time Warner common stock upon maturity or redemption

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(but continue to allow Liberty to settle with Time Warner stock upon exchange by a holder) and (iii) an increase in the rate of interest from 0.75% to 3.125% beginning March 30, 2008.

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

        QVC is party to a second credit agreement dated October 4, 2006, as amended on March 20, 2007 (the "October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan, and $950 million of delayed draw term loans, all of which has been drawn. The loans are scheduled to mature on October 4, 2011.

        All loans under the March 2006 Credit Agreement and the October 2006 Credit Agreement bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by the respective Administrative Agent from time to time. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments. Such fees were not significant in 2008 or 2007.

        The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at March 31, 2008. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

QVC Interest Rate Swap Arrangements

        QVC is a party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. QVC is also party to an interest rate swap arrangement with a notional amount of $500 million. This swap arrangement, which expires in September 2008, provides for QVC to make fixed payments at 4.71% and to receive variable payments at 1 month LIBOR. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Other Subsidiary Debt

        Other subsidiary debt at March 31, 2008, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2008 is as follows (amounts in millions):

Senior notes	$1,648
Senior debentures	$1,176

        Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at March 31, 2008.

(14) Income Taxes

Effective Tax Rate

        The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit. Accordingly, an income tax benefit adjustment of approximately $2,933 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2008.

IRS Settlement

        From the date Liberty issued its exchangeable debentures through 2007, Liberty claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty deducted $2,847 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split off from AT&T Corp. ("AT&T"). Of that amount, $844 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") or offset taxable income earned in prior taxable years and is offsetting taxable income earned in the current year.

        In connection with the IRS' examination of Liberty's 2003 through 2007 tax returns, the IRS notified Liberty during the third quarter of 2007 that it believed the interest expense on Liberty's exchangeable debentures was not deductible for the period following Liberty's split-off from AT&T. In February 2008, Liberty reached a settlement with the IRS, which stipulated that interest deductions claimed on a portion of the exchangeable debentures were disallowed and instead would reduce Liberty's gain on the future redemption or other retirement of such debt. The cumulative amount of interest deductions disallowed through December 31, 2007 under the settlement is $546 million. As a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

result, a portion of Liberty's NOLs were eliminated and Liberty had net taxable income in 2006 and 2007. Consequently, Liberty expects to remit federal income tax payments in 2008 and beyond.

        The settlement did not have a material impact on Liberty's total tax expense as the resulting increase in current tax expense was largely offset by a decrease in deferred tax expense.

(15) Stockholders' Equity

        As of March 31, 2008, there were 2.8 million and 1.5 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of March 31, 2008, there were 25.7 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of March 31, 2008, there were 11.1 million and 6.0 million shares of Series A and Series B Liberty Entertainment common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Entertainment common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Entertainment common stock, respectively, authorized for issuance. As of March 31, 2008, no shares of any Series C common stock were issued or outstanding.

        During the three months ended March 31, 2008, the Company repurchased 4.7 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $83 million (including $8 million to settle put obligations pursuant to which 2.1 million shares of Liberty Interactive common stock were repurchased). Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

        During the three months ended March 31, 2008, the Company sold put options on Series A Liberty Capital common stock for aggregate net cash proceeds of $2 million. As of March 31, 2008, put options with respect to approximately 2.7 million shares of Series A Liberty Capital common stock with a weighted average put price of $15.48 remained outstanding. Such put options expire on or before September 30, 2008. Liberty has also sold put options on Series A Liberty Interactive common stock for aggregate net cash proceeds of $14 million. As of March 31, 2008, put options with respect to approximately 9.4 million shares of Series A Liberty Interactive common stock with a weighted average put price of $16.00 remained outstanding. Such put options expire on or before March 31, 2009. During the three months ended March 31, 2008, the Company sold put options on Series A Liberty Entertainment common stock for aggregate net cash proceeds of $6 million. As of March 31, 2008, put options with respect to approximately 4.7 million shares of Series A Liberty Entertainment common stock with a weighted average put price of $23.54 remained outstanding. Such put options expire on or before September 30, 2008. The Company accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Accordingly, the put options are recorded in financial instrument liabilities at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(16) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at March 31, 2008 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2008 is payable as follows: $83 million in 2008, $14 million in 2009 and $6 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at March 31, 2008. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $381 million in 2008; $230 million in 2009; $101 million in 2010; $101 million in 2011; $94 million in 2012; and $178 million thereafter.

        In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2012 and all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2013. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In connection with an option exercised by Sony to extend the Sony contract through 2013, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Such payments to Sony will be amortized ratably as programming expense over the three-year period beginning in 2012.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At March 31, 2008, Liberty's guarantee for obligations for films released by such date aggregated $732 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

Employment Contracts

        ANLBC and certain of its players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2008 aggregated $187 million, which is payable as follows: $65 million in 2008, $57 million in 2009, $26 million in 2010 and $39 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

(17) Operating Segments

        Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Liberty has divided its businesses into three groups: the Interactive Group, the Entertainment Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's consolidated earnings before income taxes.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

        For the three months ended March 31, 2008, Liberty has identified the following businesses as its reportable segments:

  •
  QVC—consolidated subsidiary attributed to the Interactive Group that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

  •
  Starz Entertainment—consolidated subsidiary attributed to the Entertainment Group that provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

Performance Measures

	Three months ended March 31,
	2008		2007
	Revenue	Operating cash flow (deficit)	Revenue	Operating cash flow (deficit)
	amounts in millions
Interactive Group
QVC	$1,765	387	1,684	374
Corporate and other	185	14	87	8

	1,950	401	1,771	382

Entertainment Group
Starz Entertainment	273	74	265	73
Corporate and other	37	7	15	(4)

	310	81	280	69

Capital Group
Corporate and other	91	(59)	72	(29)

Consolidated Liberty	$2,351	423	2,123	422

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Other Information

	March 31, 2008
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$21,356	10	31
Corporate and other	5,184	1,310	4
Intragroup elimination	(7,392)	—	—

	19,148	1,320	35

Entertainment Group
Starz Entertainment	2,719	—	1
Corporate and other	12,625	11,052	—

	15,344	11,052	1

Capital Group
Corporate and other	10,502	244	18

Inter-group eliminations	(259)	—	—

Consolidated Liberty	$44,735	12,616	54

        The following table provides a reconciliation of consolidated segment operating cash flow to earnings from continuing operations before income taxes and minority interests:

	Three months ended March 31,
	2008	2007
	amounts in millions
Consolidated segment operating cash flow	$423	422
Stock-based compensation	(16)	(22)
Depreciation and amortization	(177)	(151)
Interest expense	(166)	(150)
Realized and unrealized gains (losses) on financial instruments, net	(285)	344
Gains on dispositions of assets, net	3,682	6
Other, net	102	84

Earnings from continuing operations before income taxes and minority interests	$3,563	533

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, revenue growth, business prospects and subscriber trends at QVC and Starz Entertainment, anticipated programming and marketing costs at Starz Entertainment, our expectations regarding Starz Media's results of operations for the next two to three years, our projected sources and uses of cash, the estimated value of our financial instruments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

        For additional risk factors, please see Part 2, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

        We own controlling and noncontrolling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC and Starz Entertainment. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. TruePosition, Inc., BuySeasons, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN operates websites that offer casual gaming and fantasy sports services. ANLBC, which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates BuyCostumes.com, an online retailer of costumes, accessories, décor and party supplies. Backcountry, which we acquired in June 2007, operates six websites offering outdoor and backcountry sports gear and clothing. Bodybuilding.com, which we acquired on December 31, 2007, manages two websites related to sports nutrition, body building and fitness. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 48% ownership interest in The DIRECTV Group, Inc. and an approximate 24% ownership interest in Expedia, Inc., which we account for as equity method investments, and we continue to maintain significant investments and related financial instruments in public companies such as Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Prior to March 3, 2008, we had two tracking stocks outstanding, Liberty Interactive common stock and Liberty Capital common stock. On March 3, 2008, we completed a reclassification pursuant to which our Liberty Capital common stock was reclassed into two new tracking stocks, one to retain the designation Liberty Capital common stock and the other to be designated the Liberty Entertainment common stock. The Liberty Entertainment common stock is intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which initially has attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, BuySeasons, Backcountry and Bodybuilding and our interests in Expedia and IAC/InterActiveCorp. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of March 31, 2008) of our senior notes and debentures to the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The Entertainment Group has attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group, including our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, our equity interests in DIRECTV, GSN, LLC and WildBlue Communications, Inc. and approximately $965 million of corporate cash and $551 million principal amount (as of March 31, 2008) of our publicly-traded debt.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities which we have attributed to it. Prior to the Reclassification, the assets and businesses attributed to the Capital Group included our subsidiaries Starz Entertainment, Starz Media, ANLBC, FUN, TruePosition, Leisure Arts and WFRV TV Station, our equity affiliates GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. Upon implementation of the Reclassification, the Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, ANLBC, Leisure Arts,

TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $2,259 million of cash, including subsidiary cash, $3,442 million principal amount (as of March 31, 2008) of our senior exchangeable debentures and $1,375 million of our bank debt to the Capital Group.

        The Reclassification did not change the businesses, assets and liabilities attributed to our Interactive Group.

        See Exhibit 99.1 to this Form 8-K for unaudited attributed financial information for our tracking stock groups.

2008 Completed Transactions

        News Corporation.    On February 27, 2008, we completed a transaction with News Corporation in which we exchanged all of our 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that holds an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, we incurred $21 million of acquisition costs. We recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the weighted average cost basis of the News Corporation shares exchanged.

Results of Operations

        General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items of our reportable segments categorized by the tracking stock group to which those segments are attributed. The "corporate and other" category for each tracking stock group consists of those assets within the category which are attributed to such tracking stock group. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Interactive Group," "Entertainment Group" and "Capital Group" below.

        2007 Acquisitions.    In addition to the 2008 completion of the News Corporation Exchange, we completed several acquisitions in 2007 that impact the comparability of our 2007 and 2008 results of operations. Those acquisitions and the months in which they occurred are: WFRV TV Station in April 2007, ANLBC and Leisure Arts in May 2007, Backcountry in June 2007 and Bodybuilding in December 2007.

Consolidated Operating Results

	Three months ended March 31,
	2008	2007
	amounts in millions
Revenue
Interactive Group
QVC	$1,765	1,684
Corporate and other	185	87

	1,950	1,771

Entertainment Group
Starz Entertainment	273	265
Corporate and other	37	15

	310	280

Capital Group
Starz Media	62	61
Corporate and other	29	11

	91	72

Consolidated Liberty	$2,351	2,123

Operating Cash Flow (Deficit)
Interactive Group
QVC	$387	374
Corporate and other	14	8

	401	382

Entertainment Group
Starz Entertainment	74	73
Corporate and other	7	(4)

	81	69

Capital Group
Starz Media	(24)	(10)
Corporate and other	(35)	(19)

	(59)	(29)

Consolidated Liberty	$423	422

Operating Income (Loss)
Interactive Group
QVC	$250	243
Corporate and other	7	1

	257	244

Entertainment Group
Starz Entertainment	60	60
Corporate and other	2	(10)

	62	50

Capital Group
Starz Media	(27)	(13)
Corporate and other	(62)	(32)

	(89)	(45)

Consolidated Liberty	$230	249

        Revenue.    Our consolidated revenue increased 10.7% for the three months ended March 31, 2008, as compared to the corresponding prior year period. In addition to the increases for QVC and Starz Entertainment, the three month increase is due primarily to $44 million generated by Backcountry, which we acquired in June 2007, $29 million generated by Bodybuilding, which we acquired in December 2007 and $21 million generated by Liberty Sports Group, which we acquired at the end of February 2008. See Management's Discussion and Analysis for the Interactive Group and for the Entertainment Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

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

        Consolidated Operating Cash Flow was flat during the three months ended March 31, 2008, as compared to the corresponding prior year period, as increases for our e-commerce businesses and the Entertainment Group due to acquisitions were offset by an increased operating cash flow deficit for Liberty Capital due to Starz Media, ANLBC and TruePosition. ANLBC's business is seasonal with the vast majority of its revenue recognized in the second and third quarters of the year. Therefore, ANLBC generally operates at a loss in the first and fourth quarters.

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

        We recorded $16 million of stock compensation expense for the three months ended March 31, 2008, compared with $22 million for the comparable period in 2007. As of March 31, 2008, the total unrecognized compensation cost related to our unvested equity awards was approximately $77 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.9 years.

        Operating income.    Consolidated operating income decreased $19 million or 7.6% for the three months ended March 31, 2008, as compared to the corresponding prior year period. The three month decrease is due primarily to ANLBC and Starz Media. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

Other Income and Expense

        Components of Other Income (Expense) are as follows:

	Three months ended March 31,
	2008	2007
	amounts in millions
Interest expense
Interactive Group	$(121)	(114)
Entertainment Group	(7)	(5)
Capital Group	(38)	(31)

Consolidated Liberty	$(166)	(150)

Dividend and interest income
Interactive Group	$6	11
Entertainment Group	3	29
Capital Group	50	35

Consolidated Liberty	$59	75

Share of earnings (losses) of affiliates
Interactive Group	$12	15
Entertainment Group	43	5
Capital Group	(10)	(11)

Consolidated Liberty	$45	9

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(37)	2
Entertainment Group	(5)	(10)
Capital Group	(243)	352

Consolidated Liberty	$(285)	344

Gains on dispositions, net
Interactive Group	$—	—
Entertainment Group	3,667	—
Capital Group	15	6

Consolidated Liberty	$3,682	6

Other, net
Interactive Group	$1	—
Entertainment Group	—	(1)
Capital Group	(3)	1

Consolidated Liberty	$(2)	—

        Interest expense.    Consolidated interest expense increased 10.7% for the three months ended March 31, 2008. Interest expense attributable to the Interactive Group increased $7 million or 6.1% for the three-month period due to increased borrowings on the QVC credit facilities. Interest expense attributable to the Capital Group increased $7 million in 2008. The majority of such increase is due to interest on borrowings made under the terms of the Investment Fund.

        Dividend and interest income.    Interest income for the Capital Group increased in 2008 due to higher invested cash balances. Interest and dividend income attributable to the Capital Group for the three months ended March 31, 2008 was comprised of interest income earned on invested cash ($41 million) and other ($9 million). Dividend income decreased for the Entertainment Group due to the elimination of News Corporation dividends as a result of the News Corporation Exchange.

        Share of earnings of affiliates.    Share of earnings for the Interactive Group in 2008 are primarily attributable to Expedia ($12 million), and the Entertainment Group's share of earnings in 2008 are primarily attributable to DIRECTV ($36 million). Our share of earnings of DIRECTV include $23 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 9 to the accompanying condensed consolidated financial statements.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2008	2007
	amounts in millions
Statement 159 Securities(1)	$(1,421)	—
Senior exchangeable debentures	337	170
Equity collars	558	64
Borrowed shares	432	161
Other derivatives	(191)	(51)

	$(285)	344

(1)
See note 8 to the accompanying condensed consolidated financial statements for a discussion of our accounting for Statement 159 Securities.

        Gains on disposition, net.    Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

        Income taxes.    For the three months ended March 31, 2008, we recorded pre-tax earnings of $3,551 million and an income tax benefit of $1,906 million. The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

        Net earnings.    Our net earnings were $5,457 million and $369 million for three months ended March 31, 2008 and 2007, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $42 million of earnings from discontinued operations in 2007.

Material Changes in Financial Condition

        While the Interactive Group, the Entertainment Group and the Capital Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets attributed to one group may be used to satisfy liabilities attributed to another group, the following discussion assumes that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

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

        Interactive Group.    During the three months ended March 31, 2008, the Interactive Group's primary uses of cash were the purchase of additional shares of IAC ($339 million) and the repurchase of outstanding Liberty Interactive common stock ($75 million). Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $3 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the three months ended March 31, 2008, we repurchased 4.7 million shares of Liberty Interactive Series A common stock in the open market and settled related put obligations for aggregate cash consideration of $83 million. As of March 31, 2008, we have approximately $740 million remaining under our stock repurchase program. We may alter or terminate the stock repurchase program at any time.

        The Interactive Group's uses of cash in 2008 were primarily funded with cash from operations and borrowings under the QVC credit facilities. As of March 31, 2008, the Interactive Group had a cash balance of $646 million.

        The projected uses of Interactive Group cash for the remainder of 2008 include approximately $340 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $175 million for capital expenditures, additional tax payments to the Capital Group and additional repurchases of Liberty Interactive common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time. Uses of Interactive Group cash in 2009 will include $903 million for our senior notes that mature in July 2009.

        As of March 31, 2008, the aggregate commitments under QVC's credit agreements were $5.25 billion, and outstanding borrowings were $4.49 billion. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

        Entertainment Group.    The Entertainment Group's primary sources of cash in 2008 were the cash received in the News Corporation Exchange and $500 million attributed from the Capital Group as part of the Reclassification. As of March 31, 2008, the Entertainment Group had a cash balance of $981 million.

        The projected uses of Entertainment Group cash for the remainder of 2008 include approximately $15 million for interest payments on parent debt attributed to the Entertainment Group, capital expenditures and additional tax payments to the Capital Group. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Entertainment Group. However, we do not have any commitments to make new investments at this time.

        Subsequent to March 31, 2008, we purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. Such purchase increased our ownership interest in DIRECTV to approximately 48%. We funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares.

        Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $1 billion of outstanding shares of Liberty Entertainment common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. We may alter or terminate the stock repurchase program at any time.

        Capital Group.    During the three months ended March 31, 2008, the Capital Group's primary uses of cash were debt repayments ($494 million), cash attributed to the Entertainment Group as part of the Reclassification ($500 million) and loans and investments ($48 million).

        In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $1 billion of outstanding shares of Liberty Capital common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. That amount was increased to approximately $1.3 billion in connection with a tender offer for Liberty Capital stock that was completed in April 2007. In May 2007, our board of directors authorized the repurchase of an additional $1 billion of Liberty Capital common stock. In connection with our issuance of the Liberty Entertainment common stock, our Liberty Capital stock repurchase plan was lowered to $300 million. We may alter or terminate the program at any time.

        The Capital Group's primary sources of liquidity for the three months ended March 31, 2008 were borrowings under one of its existing equity collars ($625 million) and available cash on hand.

        In April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. As of March 31, 2008, we had made investments aggregating $122 million. See note 10 to the accompanying condensed consolidated financial statements for a discussion of the Investment Fund to which this bank facility relates.

        The projected uses of Capital Group cash for the remainder of 2008 include approximately $140 million for interest payments on debt attributed to the Capital Group. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, tax payments from the Interactive Group, proceeds from collar expirations and dispositions of non-strategic assets. At March 31, 2008, the Capital Group's sources of liquidity include $2,259 million in cash and $4,439 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $21 million in 2008, $1,222 million in 2009 and $1,204 million in 2010 upon settlement of its AFS Derivatives.

        Prior to the maturity of the equity collars, the terms of certain of these instruments allow borrowings against the future put option proceeds at LIBOR plus an applicable spread, as the case may be. As of March 31, 2008, such borrowing capacity aggregated approximately $1,704 million. Any such borrowings that we make would reduce the cash proceeds upon settlement noted in the preceding paragraph.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2008 and considering the effects of our interest rate swap agreements, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$1,800	4.4%	$5,875	6.3%
Capital Group	$1,228	4.5%	$3,637	3.6%
Entertainment Group	$—	N/A	$605	3.5%

        Each of our tracking stock groups is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

        At March 31, 2008, the fair value of our AFS securities attributed to the Interactive Group and the Capital Group was $1,849 million and $3,401 million, respectively. Had the market price of such securities been 10% lower at March 31, 2008, the aggregate value of such securities would have been $185 million and $340 million lower, respectively. The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives. Our exchangeable senior debentures are also subject to market risk. Because we mark these securities to fair value each reporting date, increases in the stock price of the respective underlying security result in higher liabilities and unrealized losses in our statement of operations.

        From time to time and in connection with certain of our AFS Derivatives, we borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we have attributed to the Capital Group have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the Capital Group's attributed statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in our statement of operations.

        The Interactive Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are generally translated at the average rate for the period. Accordingly, the Interactive Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of unfavorable foreign currency exchange rate fluctuations.

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

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, BuySeasons, Backcountry and Bodybuilding, our minority interests in IAC/InterActiveCorp, Expedia and GSI Commerce, Inc. and $3,108 million principal amount (as of March 31, 2008) of our senior notes and debentures.

        The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. The results of operations of Backcountry and Bodybuilding are included in e-commerce businesses since their respective date of acquisition in the tables below. Fluctuations in e-commerce businesses from 2007 to 2008 are due primarily to the acquisitions of Backcountry in June 2007 and Bodybuilding in December 2007. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations

	Three months ended March 31,
	2008	2007
	amounts in millions
Revenue
QVC	$1,765	1,684
e-commerce businesses	185	87
Corporate and other	—	—

	$1,950	1,771

Operating Cash Flow (Deficit)
QVC	$387	374
e-commerce businesses	22	9
Corporate and other	(8)	(1)

	$401	382

Operating Income (Loss)
QVC	$250	243
e-commerce businesses	14	4
Corporate and other	(7)	(3)

	$257	244

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, the program is aired live through its nationally televised shopping network—24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

        QVC's operating results are as follows:

	Three months ended March 31,
	2008	2007
	amounts in millions
Net revenue	$1,765	1,684
Cost of sales	(1,120)	(1,060)

Gross profit	645	624
Operating expenses	(169)	(158)
SG&A expenses (excluding stock-based compensation)	(89)	(92)

Operating cash flow	387	374
Stock-based compensation—SG&A	(5)	(11)
Depreciation and amortization	(132)	(120)

Operating income	$250	243

        Net revenue is generated in the following geographic areas:

	Three months ended March 31,
	2008	2007
	amounts in millions
QVC-US	$1,176	1,174
QVC-UK	172	152
QVC-Germany	249	215
QVC-Japan	168	143

	$1,765	1,684

        QVC's consolidated net revenue increased 4.8% during the three months ended March 31, 2008, as compared to the corresponding prior year period. The three month increase in revenue is comprised of $54 million due to favorable foreign currency rates and $51 million due to a 3.3% increase in the average sales price per unit. These increases were partially offset by an increase in estimated product returns and a decrease in the number of units shipped from 38.9 million in 2007 to 38.6 million in 2008. Returns as a percent of gross product revenue increase from 19.0% to 19.9% and reflect a shift in the mix from home products to apparel and jewelry products, which typically have higher return rates.

        As noted above, during the three months ended March 31, 2008, the changes in revenue and expenses were impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase in net revenue
	Three months ended March 31, 2008
	U.S. dollars	Local currency
QVC-US	0.2%	0.2%
QVC-UK	12.8%	11.4%
QVC-Germany	16.0%	1.4%
QVC-Japan	17.7%	3.5%

        Revenue for QVC-US continues to be negatively impacted by a slow retail environment. QVC-Germany net revenue in local currency increased modestly during the three months ended March 31, 2008 relative to the prior period as it continues to encounter increased competition and a soft retail market. QVC-Japan increased net revenue in local currency during the three months ended March 31, 2008, as compared to the prior year period, as it begins to overcome the impacts of the heightened regulatory focus on health and beauty product presentations which began in March 2007 and caused QVC-Japan to remove a number of products from its programming.

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

        QVC's gross profit percentage decreased from 37.1% to 36.5% during the three months ended March 31, 2008, as compared to the corresponding prior year period. Such decrease is due primarily to lower initial product margins in the home and apparel product areas.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, production costs, telecommunications expense and credit card processing fees. Operating expenses increased 7.0% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is primarily due to the increase in sales volume and an increase in commissions due to new fixed-rate agreements in QVC-UK and QVC-Japan. Operating expenses as a percent of revenue were 9.6% in 2008 and 9.4% in 2007.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, marketing and advertising expenses. Such expenses decreased 3.3% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is due primarily to a $5 million accrual for a legal settlement recorded in 2007 partially offset by higher bad debt expense in 2008.

        QVC's operating cash flow increased 3.5% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase in operating cash flow was less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the increases noted in operating expenses.

Entertainment Group

        The Entertainment Group is comprised of our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, as well as equity interests in DIRECTV, GSN and WildBlue, $965 million of corporate cash and $551 million principal amount (as of March 31, 2008) of our senior exchangeable debentures.

        The following discussion and analysis provides information concerning the attributed results of operations and financial condition of the Entertainment Group. Although the Reclassification was not completed until March 3, 2008, the following discussion is presented as though the Reclassification had been completed on January 1, 2007. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations

	Three months ended March 31,
	2008	2007
	amounts in millions
Revenue
Starz Entertainment	$273	265
Corporate and other	37	15

	$310	280

Operating Cash Flow (Deficit)
Starz Entertainment	$74	73
Corporate and other	7	(4)

	$81	69

Operating Income (Loss)
Starz Entertainment	$60	60
Corporate and other	2	(10)

	$62	50

        Revenue.    The Entertainment Group's combined revenue increased $30 million or 10.7% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is due primarily to our acquisition of Liberty Sports Group, which generated $21 million in revenue, and to Starz Entertainment.

        Operating cash flow.    The Entertainment Group's Operating Cash Flow increased $12 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is due primarily to Liberty Sports Group.

        Operating income.    The Entertainment Group's operating income increased $12 million for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is due primarily to Liberty Sports Group.

        Starz Entertainment.    Starz Entertainment primarily provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2008 through 2012. During the three months ended March 31, 2008, 71% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, Echostar Communications, DIRECTV and Time Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreements with DIRECTV and EchoStar expire in December 2008 and June 2009, respectively. In addition, the affiliation agreement with Time Warner has expired. Starz Entertainment is currently in negotiations with Time Warner regarding a new agreement. There can be no assurance that any new agreement with Time Warner will have economic terms comparable to the old agreement.

        Starz Entertainment's operating results are as follows:

	Three months ended March 31,
	2008	2007
	amounts in millions
Revenue	$273	265
Operating expenses	(167)	(167)
SG&A expenses	(32)	(25)

Operating cash flow	74	73
Stock-based compensation	(10)	(7)
Depreciation and amortization	(4)	(6)

Operating income	$60	60

        Starz Entertainment's revenue increased 3.0% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is due to a higher effective rate for Starz Entertainment's services. The Starz movie service and the Encore and Thematic Multiplex Channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 5.8% for the three months ended March 31, 2008, and EMP average subscription units increased 11.8% for such period. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, approximately 35.8% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the three months ended March 31, 2008.

        At March 31, 2008, cable, DTH satellite, and other distribution media represented 67.0%, 29.3% and 3.7%, respectively, of Starz Entertainment's total subscription units.

        Starz Entertainment's operating expenses were flat for the three months ended March 31, 2008, as compared to the corresponding prior year period. Programming costs, which comprise approximately 94% of operating expenses were also flat in 2008 as lower bonus payment amortization was offset by a higher effective rate for the movie titles exhibited in 2008.

        Starz Entertainment's SG&A expenses increased $7 million or 28% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is due primarily to higher marketing expenses related to a new branding campaign and higher salary and personnel expenses.

Capital Group

        The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group or the Entertainment Group, including controlling interests in Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, as well as minority interests in Time Warner, Sprint Nextel Corporation and other public and private companies, $2,259 million of cash, including subsidiary cash, and $4,817 million principal amount (as of March 31, 2008) of our exchangeable senior debentures and bank debt.

        We exchanged our CBS Corporation common stock for WFRV TV Station and cash on April 16, 2007, and we exchanged some of our Time Warner common stock for ANLBC, Leisure Arts and cash on May 17, 2007.

        The following discussion and analysis provides information concerning the attributed results of operations and financial condition of the Capital Group. Although the Reclassification was not completed until March 3, 2008, the following discussion is presented as though the Reclassification had been completed on January 1, 2007. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations

	Three months ended March 31,
	2008	2007
	amounts in millions
Revenue
Starz Media	$62	61
Corporate and other	29	11

	$91	72

Operating Cash Flow (Deficit)
Starz Media	$(24)	(10)
Corporate and other	(35)	(19)

	$(59)	(29)

Operating Income (Loss)
Starz Media	$(27)	(13)
Corporate and other	(62)	(32)

	$(89)	(45)

        Revenue.    The Capital Group's combined revenue increased $19 million or 26.4% for the three months ended March 31, 2008, as compared to the corresponding prior year period. ANLBC, Leisure Arts and WFRV TV Station collectively generated $15 million of revenue for the three months ended March 31, 2008. Included in Capital Group's revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date and payments received aggregated $6 million for each of the three month periods ended March 31, 2008 and 2007.

        Pursuant to TruePosition's services contract with AT&T Corp., TruePosition is required to develop and deliver additional software features. Because TruePosition does not have vendor specific objective evidence related to the value of these additional features, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition currently estimates that these features will be delivered at the end of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any significant revenue under this contract until the first quarter of 2009. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract expires in June 2008, but contains provisions allowing T-Mobile to extend. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

        Operating cash flow.    The Capital Group's Operating Cash Flow decreased $30 million during the three months ended March 31, 2008, as compared to the corresponding prior year period. Such decrease is due to Starz Media and ANLBC. ANLBC's business is seasonal with the vast majority of its revenue recognized in the second and third quarters of the year. Therefore, ANLBC generally operates at a loss in the first and fourth quarters.

        Operating income.    The Capital Group's operating income decreased $44 million for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such decrease is due to Starz Media and ANLBC. Starz Media's operating cash flow deficit and operating loss increased in 2008 due primarily to marketing and advertising costs incurred in connection with the theatrical release of two films by Overture Films. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 29, 2008. There have been no material developments in such legal proceedings during the three months ended March 31, 2008, except as noted below.

Liberty/IAC Litigation

        On January 22, 2008, IAC and Barry Diller, Chairman of the Board and CEO of IAC, filed a complaint styled IAC/InteractiveCorp, et al. v. Liberty Media Corporation, C.A. No. 3486 in the Court of Chancery (the "Chancery Court") of the State of Delaware against our company seeking a declaratory judgment that, among other things, (i) IAC's proposal (the "Spin-Off Proposal") to spin off certain of its businesses complies with IAC's charter and certain governance arrangements existing between our company and Mr. Diller (collectively, the "Governance Arrangements"), pursuant to which Mr. Diller voted our shares of IAC common stock and IAC Class B common stock, subject to certain limitations, and (ii) Mr. Diller is permitted to vote all shares of IAC common stock and IAC Class B common stock beneficially owned by us in favor of the Spin-Off Proposal.

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

        On January 28, 2008, the record holders of a majority of the voting power in IAC acted to, among other things, (i) execute and deliver to IAC a stockholder consent (the "IAC Stockholder Consent") that amended IAC's bylaws, removed Mr. Diller and certain other directors from IAC's board of directors and appointed Gregory B. Maffei, Mark D. Carleton, and William R. Fitzgerald to IAC's board of directors (in addition to Liberty's two current designees); and (ii) file a complaint styled LMC Silver King, Inc., et al. v. IAC/InteractiveCorp, et al., C.A. No. 3501 in the Chancery Court (the "Director Replacement Action") against IAC, Mr. Diller and certain of the other members of IAC's board of directors requesting that, among other things, the Chancery Court declare that the IAC Stockholder Consent was duly and validly executed and was immediately effective in all respects upon delivery to IAC.

        These three actions were consolidated by the Chancery Court on February 6, 2008 in the action styled In re IAC/InterActiveCorp C.A. No. 3486-VCL. Trial of the consolidated action concluded before the Chancery Court on March 14, 2008. On March 28, 2008, the Chancery Court entered an opinion and order dismissing the Director Replacement Action with prejudice and ruling that we do not have a right to consent to the Spin-Off Proposal under IAC's charter or the Governance Arrangements. As to our claims that the Spin-Off Proposal would violate fiduciary duties owed to us by Mr. Diller and other IAC directors, the Chancery Court held that those claims were not ripe for determination pending further action by IAC's board of directors with respect to the Spin-Off Proposal. An order and judgment implementing the terms of the opinion and order was entered by the Chancery Court on April 7, 2008. On May 7, 2008, we filed a Notice of Appeal with the Chancery Court to appeal the order and judgment.

Item 1A.    Risk Factors

        The risks described below supersede the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008. The risks described below and elsewhere in this quarterly report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

        The risk factors described in this section have been separated into four groups:

  •
  risks that relate to the ownership of our common stock due to our tracking stock capitalization;

  •
  risks that relate to the businesses attributed to the Interactive Group, the Entertainment Group and the Capital Group;

  •
  risks that relate to our subsidiary QVC, Inc.; and

  •
  risks that relate to our investment in and the business of DirecTV.

  Risks Relating to the Ownership of Our Common Stock due to our Tracking Stock Capitalization

        The risks described below apply to the ownership of our Liberty Interactive common stock, our Liberty Entertainment common stock and our Liberty Capital common stock due to our tracking stock capitalization.

        Holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock are common stockholders of our company and are, therefore, subject to risks associated with an investment in our company as a whole, even if a holder does not own shares of common stock of all three of our groups.    Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to each of the Interactive Group, the Entertainment Group and the Capital Group in order to prepare the separate financial statement schedules for each of those groups, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock do not have any legal rights related to specific assets attributed to the Interactive Group, the Capital Group or the Entertainment Group and, in any liquidation, holders of Liberty Interactive common stock, holders of Liberty Capital common stock and holders of Liberty Entertainment common stock are entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

        We could be required to use assets attributed to one group to pay liabilities attributed to another group or groups.    The assets attributed to one group are potentially subject to the liabilities attributed to the other groups, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group(s). While our current management and allocation policies provide that transfers of assets between groups will result in the creation of an inter-group loan or an inter-group interest, no provision of our amended charter prevents us from satisfying liabilities of one group with assets of another group, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

        The market price of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock may not reflect the performance of the Interactive Group, the Entertainment Group

and the Capital Group, respectively, as we intend.    We cannot assure you that the market price of the common stock of a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock will be common stockholders of our company as a whole and, as such, will be subject to all risks associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each series of stock of a group may simply reflect the performance of our company as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.

        The market price of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.    The market prices of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock may be materially affected by, among other things:

  •
  actual or anticipated fluctuations in a group's operating results or in the operating results of particular companies attributable to such group;

  •
  potential acquisition activity by our company or the companies in which we invest;

  •
  issuances of debt or equity securities to raise capital by our company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

  •
  changes in financial estimates by securities analysts regarding Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock or the companies attributable to any of those groups;

  •
  the complex nature and the potential difficulties investors may have in understanding the terms of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock, as well as concerns regarding the possible effect of certain of those terms on an investment in the stock relating to any of those groups; and

  •
  general market conditions.

        The market value of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock could be adversely affected by events involving the assets and businesses attributed to only one of such groups.    Because we are the issuer of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of our other groups. This could occur even if the triggering event is not material to us as a whole. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other groups or the borrowing costs of our company as a whole.

        We may not pay dividends equally or at all on Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock.    We do not presently intend to pay cash dividends on Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock for the foreseeable future. However, we will have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and we may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of one or both of the other groups. In addition, any dividends or distributions on, or repurchases of, shares relating to any group will reduce our assets legally available to be paid as dividends on the shares relating to the other groups.

        Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock.    Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Interactive Group, the Entertainment Group and the Capital Group. Our officers and directors owe fiduciary duties to all of our stockholders. The fiduciary duties owed by such officers and directors are to our company as a whole, and decisions deemed to be in the best interest of our company may not be in the best interest of a particular group when considered independently. Examples include:

  •
  decisions as to the terms of any business relationships that may be created between and among the Interactive Group, the Capital Group and/or the Entertainment Group or the terms of any transfers of assets between or among the groups;

  •
  decisions as to the allocation of consideration among the holders of Liberty Interactive common stock, Liberty Capital common stock and/or Liberty Entertainment common stock, or among the series of stocks relating to any of our groups, to be received in connection with a merger involving our company;

  •
  decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of more than one group;

  •
  decisions as to operational and financial matters that could be considered detrimental to some groups but beneficial to others;

  •
  decisions as to the conversion of shares of common stock of one group into shares of common stock of another;

  •
  decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in another group;

  •
  decisions as to the internal or external financing attributable to business or assets attributed to any of our groups;

  •
  decisions as to the dispositions of assets of any of our groups; and

  •
  decisions as to the payment of dividends on the stock relating to any of our groups.

        In addition, if directors own disproportionate interests (in percentage or value terms) in Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock.

        Other than pursuant to our stated management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our different groups, or among holders of different series of stock relating to a specific group.    Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

  •
  obtain information regarding the divergence (or potential divergence) of interests;

  •
  determine under what circumstances to seek the assistance of outside advisers;

  •
  determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and

  •
  assess what is in our best interests and the best interests of all of our stockholders.

        Our board of directors believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.

        Our board of directors may change the management and allocation policies to the detriment of any group without stockholder approval.    Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between and among the Interactive Group, the Entertainment Group and the Capital Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets acquired after the restructuring of a group, financing alternatives, corporate opportunities and similar items. These policies are not included in the amended charter. Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day to day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one or more groups while advantaging the other(s).

        Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.    Principles of Delaware law and the provisions of our amended charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders and does not have separate or additional duties to any subset of stockholders. Recent judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. The business judgment rule generally provides that a director or officer of our company may be deemed to have satisfied his or her fiduciary duties to our company if that person acts in a manner he or she believes in good faith to be in the best interests of our company as a whole, and not of any single group of our stockholders. As a result, in some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Therefore, under the principles of Delaware law referred to above and the business judgment rule, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the stockholders of one of our groups if our board of directors is disinterested, adequately informed with respect to their decisions and acts in good faith, on behalf of all of our stockholders.

        Stockholders will not vote on how to attribute consideration received in connection with a merger involving our company among holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock.    Our amended charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our company is to be attributed to the holders of Liberty Interactive common stock, holders of Liberty Capital common stock and holders of Liberty Entertainment common stock or to the holders of different series of stock, and none of the holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our company among holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

        We may dispose of assets of the Interactive Group, the Capital Group or the Entertainment Group without your approval.    Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our amended charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Interactive Group, the Capital Group or the Entertainment Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval. Based on the proposed composition of the groups immediately following the reclassification, we believe that a sale of all or substantially all of the assets of any group, on a stand alone basis, would not be considered a sale of substantially all of the assets of our company requiring stockholder approval.

        If we dispose of all or substantially all of the assets of any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we would be required, if the disposition is not an exempt disposition under the terms of our amended charter, to choose one or more of the following three alternatives:

  •
  declare and pay a dividend on the disposing group's common stock;

  •
  redeem shares of the disposing group's common stock in exchange for cash, securities or other property; and/or

  •
  convert all of the disposing group's outstanding common stock into common stock of one of the other groups.

        In this type of a transaction, holders of the disposing group's common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group.

        Our board of directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any group of our common stock.

        Holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.    If the Interactive Group, the Capital Group or the Entertainment Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Entertainment common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group.

        If we sell all or substantially all of the assets attributed to the Interactive Group, the Capital Group or the Entertainment Group, our board of directors may take actions with respect to the shares of common stock of that group which could result in a loss of value for stockholders. We have the right to dispose of the assets of the Interactive Group, the Capital Group or the Entertainment Group, in whole or in part. If we dispose of all or substantially all of the assets of any group, then our board of directors can decide to: (i) dividend an amount equal to the net proceeds to holders of that group's common stock, on a pro rata basis; (ii) convert the shares of that group's common stock into shares of the other groups' common stock at a ratio of 110% of the market price of the common stock of the converted group divided by 100% of the market price of the common stock of the group into which shares are converted; (iii) redeem shares of that group's common stock for cash, securities or other assets with a fair value equal to such net proceeds; or (iv) do a combination of the foregoing. There is no requirement that the action taken by the board of directors be tax-free to the holders of the shares of common stock of that group. In any of the foregoing cases, stockholders could suffer a loss in the value of their investment in our company.

        Our board of directors may in its sole discretion elect to convert the common stock relating to one group into common stock relating to one of our other groups, thereby changing the nature of your investment and possibly diluting your economic interest in our company, which could result in a loss in value to you.    Our amended charter permits our board of directors, in its sole discretion, to convert all of the outstanding shares of common stock relating to any of our groups into shares of common stock of any of our other groups. A conversion would preclude the holders of stock in both groups involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) our board of directors' ability to effect any such conversion or (2) the exercise of this conversion right by our company. In addition, our board of directors may effect such a conversion at a time when the market value of our stock could cause the stockholders of one group to be disadvantaged.

        Holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock vote together and have limited separate voting rights.    Holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock vote together as a single class, except in certain limited circumstances prescribed by our amended charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of any group have no voting rights, other than those required under Delaware law. When holders of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than the other.

        Our capital structure as well as the fact that the Interactive Group, the Capital Group and the Entertainment Group are not independent companies may inhibit or prevent acquisition bids for the Interactive Group, the Capital Group or the Entertainment Group.    If the Interactive Group, the Entertainment Group and the Capital Group were separate independent companies, any person interested in acquiring the Interactive Group, the Capital Group or the Entertainment Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock to reflect the separate economic performance of the Interactive Group, the Entertainment Group and the Capital Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of our company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies which do not have capital structures similar to ours.

        Changes in the tax law or in the interpretation of current tax law may result in the cessation of the future issuance of shares of Liberty Entertainment common stock, Liberty Capital common stock and/or Liberty Interactive common stock or our conversion of stock intended to track the performance of one group into stock intended to track the performance of another group.    If, due to a change in tax law or a change in the interpretation of current tax law, there are adverse tax consequences resulting from the issuance of Liberty Entertainment common stock, Liberty Capital common stock, and/or Liberty Interactive common stock it is possible that we would not issue additional shares of Liberty Entertainment common stock, Liberty Capital common stock, and/or Liberty Interactive common stock even if we would otherwise choose to do so. This possibility could affect the value of Liberty Entertainment common stock, Liberty Capital common stock, or Liberty Interactive common stock then outstanding and our ability to use our stock as acquisition currency or to raise funds in the capital markets. In addition, we may elect to convert stock intended to track the performance of one group into stock intended to track the performance of another group, thereby changing the nature of your investment, which could result in a loss in value.

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

        Our chairman, John C. Malone, has the power to direct approximately 30% of the aggregate voting power in our company, due to his beneficial ownership of approximately 90% of the outstanding shares of Series B Liberty Capital common stock, 90% of the outstanding shares of Series B Liberty Interactive common stock and approximately 90% of the Series B Liberty Entertainment common stock.

        Factors Relating to our Company, the Interactive Group, the Entertainment Group and the Capital Group

        The risks described below apply to our company and to the businesses and assets attributable to the Interactive Group, the Entertainment Group and the Capital Group.

        The historical financial information of the Interactive Group, the Entertainment Group and the Capital Group may not necessarily reflect their results as separate companies.    One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock, Liberty Entertainment common stock and Liberty Capital common stock, investors should recognize that the historical financial information of the Interactive Group, the Entertainment Group and the Capital Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Interactive Group's, the Capital Group's and the Entertainment Group's results of operations, financial condition and cash flows would have been had the Interactive Group, the Entertainment Group and the Capital Group been separate, stand-alone entities pursuing independent strategies during the periods presented.

        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us.    We will not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority stake) attributed to the Interactive Group, the Capital Group or the Entertainment Group. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken.

        The liquidity and value of our interests in our business affiliates may be affected by market conditions beyond our control that could cause us to record losses for declines in the market value of our available for sale securities.    Included among the assets attributable to each group are equity interests in one or more publicly-traded companies which are accounted for as available for sale securities. The value of these interests may be affected by economic and market conditions that are beyond our control. We record the majority of our available for sale securities at fair value and any changes in fair value are reflected in our consolidated financial statements as realized gains or losses. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

        A substantial portion of the consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.    As of March 31, 2008, our wholly-owned subsidiary Liberty Media LLC had $7.1 billion principal amount of publicly-traded debt outstanding and $1,375 million principal amount of bank debt outstanding. Liberty Media LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty Media LLC and our other financial obligations will depend upon our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty Media LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty Media LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company or Liberty Media LLC.

        Certain of our subsidiaries and business affiliates depend on a limited number of potential customers for carriage of their programming.    The cable television industry has been undergoing a period of consolidation, and there are only a limited number of direct-to-home satellite distribution companies. As a result, the number of potential buyers of the programming services offered by our subsidiaries and business affiliates is limited and possibly decreasing. In this more concentrated market, there can be no assurance that our owned and affiliated program suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all.

        Rapid technological advances could render the products and services offered by our groups' subsidiaries and business affiliates obsolete or non-competitive.    The subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products in order to address the needs of their customers. There can be no assurances that they will be able to compete with advancing technology, and any failure to do so may adversely affect the group to which they are attributed.

        Certain of our subsidiaries and business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect our results of operations and those attributed to any of our groups.    An important component of the success of our subsidiaries and business affiliates is their ability to maintain their existing, as well as build new, relationships with third party distribution channels, suppliers and advertisers, among other parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations and those attributed to our groups.

        Adverse events or trends in the industries in which the subsidiaries and business affiliates attributed to our groups operate could harm that group.    In general, the subsidiaries and business affiliates in our groups are sensitive to trends and events that are outside their control. For example, adverse trends or events, such as general economic or market downturns, decreases in consumer spending and natural or other disasters, among other adverse events and trends, could have a significantly negative impact on all of our groups.

        The subsidiaries and business affiliates attributable to each group are subject to risks of adverse government regulation.    Programming services, cable television systems, the Internet, telephony services, direct-to-home satellite services and satellite carriers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to certain of our subsidiaries' and business affiliates' products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by those subsidiaries and business affiliates, which could have a material adverse effect on their business. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not be adversely affected by future legislation, new regulation or deregulation.

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

        The success of certain of the subsidiaries and business affiliates attributed to each group is dependent upon audience acceptance of its programs and programming services which is difficult to predict.    Entertainment content production and premium subscription television program services are inherently risky businesses because the revenue derived from the production and distribution of a cable program and the exhibition of theatrical feature films and other programming depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a cable program or premium subscription television service depends upon the quality and acceptance of other competing programs and films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television program services are important factors when cable television and direct-to-home (DTH) satellite providers negotiate affiliation agreements and, in the case of ad-supported programming, when advertising rates are negotiated. Consequently, low public acceptance of cable programs and premium subscription television program services offered by our subsidiaries and business affiliates will have an adverse effect on our results of operations.

        Increased programming and content costs may adversely affect profits.    Subsidiaries and business affiliates attributable to our groups produce programming and incur costs for all types of creative talent including actors, writers and producers. These subsidiaries and business affiliates also acquire programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming may lead to decreased profitability.

  Factors Relating to the Interactive Group's subsidiary QVC

        The risks described below are unique to QVC, which currently constitutes the primary business attributed to the Interactive Group.

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

        QVC's success depends in large part on its ability to recruit and retain key employees capable of executing its unique business model.    QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We can not assure you that if QVC experiences turnover of its key employees, it will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

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

  Factors Relating to the DirecTV Group

        The risk factors described below relate to: the risks involved in our ownership of an interest in DirecTV; and operational risks relating to DirecTV. The operational risk factors have been reproduced from DirecTV's Annual Report on Form 10-K for the year ended December 31, 2007.

        Construction or launch delays on satellites could materially adversely affect DirecTV's revenue and earnings.    A key component of DirecTV's business strategy is its ability to expand its offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, DirecTV needs to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities due to competition for launch slots, weather and also due to general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect DirecTV's anticipated revenue and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

        DirecTV's satellites are subject to significant launch and operational risks.    Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. DirecTV estimates the overall historical loss rate for all launches of commercial satellites in the last five years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying DirecTV's satellites could materially adversely affect its ability to generate revenue. While DirecTV has traditionally purchased insurance covering the launch and, in limited cases, operation of its satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. DirecTV works closely with its satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, DirecTV cannot assure you that it will not experience anomalies in the future, nor can DirecTV assure you that its backup satellite capacity will be sufficient for its business purposes. Any single anomaly or series of anomalies could materially adversely affect DirecTV's operations and revenue and its relationships with its subscribers, as well as its ability to attract new subscribers for its services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenue if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect DirecTV's ability to insure its satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

        DirecTV's ability to earn revenue also depends on the usefulness of its satellites. Each satellite has a limited useful life. A number of factors affect the useful life of a satellite, including, among other things:

  •
  the design;

  •
  the quality of its construction;

  •
  the durability of its component parts;

  •
  the launch vehicle's insertion of the satellite into orbit;

  •
  any required movement, temporary or permanent, of the satellite;

  •
  the ability to continue to maintain proper orbit and control over the satellite's functions; and

  •
  the remaining on-board fuel following orbit insertion.

        Generally, the minimum design life of the satellites in DirecTV's fleet is between 12 and 16 years. The actual useful lives of the satellites may be shorter or longer, in some cases significantly. DirecTV's operating results could be adversely affected if the useful life of any of its satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of DirecTV's satellites, it may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, DirecTV's services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. DirecTV is not insured for any resultant lost revenue. The use of backup satellite capacity for DirecTV's programming may require it to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of DirecTV's satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. DirecTV believes it has or will have in 2008, in-orbit satellite capacity to expeditiously recover transmission of most DIRECTV U.S. programming in the event one of its in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. DTVLA leases its satellites and may not have a readily available replacement in the event of a failure or loss of any of its satellites. Programming continuity in the countries in which DTVLA operates cannot be assured in the event of a single satellite loss.

        The cost of commercial insurance coverage on DirecTV's satellites or the loss of a satellite that is not insured could materially adversely affect its earnings.    DirecTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers all or a portion of the unamortized book value of covered satellites. Although the insurance does not compensate for business interruption or loss of future revenue or subscribers, DirecTV relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure may have on DirecTV's ability to provide service.

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on DirecTV's financial condition and results of operations, its ability to comply with FCC regulatory obligations and its ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

        DirecTV competes with other MVPDs, some of whom have greater resources than DirecTV does and levels of competition are increasing.    DirecTV competes in the multi-channel video programming distribution ("MVPD") industry against cable television, regional Bell operating companies ("RBOCs"), wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than DirecTV does.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2007 Industry Overview, 100% of the 112 million U.S. television households are passed by cable. Of the 112 million U.S. television households, approximately 97 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to DirecTV, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems; and

  •
  having the ability to provide certain local and other programming, including HD programming, in a larger number of geographic areas.

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs, and others may result in providers capable of offering bundled television, data and telecommunications services in competition with DirecTV's services.

        DirecTV does not currently offer local channel coverage to markets covering approximately six percent of U.S. television households, which places it at a competitive disadvantage in those markets. DirecTV also has been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained its ability to compete for subscribers who wish to obtain such programming.

        In the United States various RBOCs have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether DirecTV will be able to increase its satellite capacity, offer a significant level of new services in existing markets in which it competes or expand to additional markets as may be necessary to compete effectively. Some of these RBOCs also sell the DIRECTV service as a bundle with their voice and data services. The existence of a new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge. Should their deployment of fiber optic lines for video grow substantially, DirecTV may be unable to develop other distribution methods to make up for lost sales through the RBOCs.

        In 2006, AT&T acquired BellSouth, one of the RBOCs that sells the DIRECTV service. AT&T has a similar arrangement with EchoStar. In December 2007, AT&T advised DIRECTV that AT&T was terminating the exclusivity arrangement with DIRECTV which had been part of the distribution agreement with BellSouth. AT&T is therefore free to sell and promote the services of any other non-affiliated DBS provider in those territories covered by the agreement with BellSouth. Although the underlying distribution agreement continues in effect, the action of AT&T could result in a reduction in the acquisition of subscribers through this distribution outlet.

        As a result of these and other factors, DirecTV may not be able to continue to expand its subscriber base or compete effectively against cable television or other MVPD operators in the future.

        Emerging digital media competition could materially adversely affect DirecTV.    DirecTV's business is focused on television, and it faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than it does. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition, could materially adversely affect DirecTV's revenue and earnings or otherwise disrupt our business.

        DirecTV depends on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect DirecTV.    DirecTV purchases a substantial percentage of its programming from programmers that are affiliated with cable system operators. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable- affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect DirecTV's ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers were recently extended for another five years, through October 2012, though it is currently considering proposals that could shorten the term of this extension to two years if a cable operator could show that competition from new entrant MVPDs at that time had reached a sufficient penetration level in the relevant marketing area.

        In addition, certain cable providers have denied DirecTV and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. The cable providers have asserted that they are not required to provide such programming due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. Challenges to this interpretation of the Communications Act have not been successful, and DirecTV may continue to be precluded from obtaining such programming, which in turn could materially adversely affect its ability to compete in regions serviced by those cable providers. Although the FCC recently addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, it is not clear that such provisions will be sufficient to assure DirecTV's continued access to this programming on fair and nondiscriminatory terms.

        Carriage requirements may negatively affect DirecTV's ability to deliver local broadcast stations, as well as other aspects of its business.    The FCC's interpretation, implementation and enforcement of provisions of the Satellite Home Viewer Improvement Act ("SHVIA") and the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA"), as well as judicial decisions interpreting and enforcing these laws, could hamper DirecTV's ability to retransmit distant network and superstation signals, reduce the number of its existing or future subscribers that can qualify for receipt of these signals, impose costs on it in connection with the process of complying with the rules, or subject DirecTV to fines, monetary damages or injunctions. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. Compliance with those FCC requirements may require costly upgrades to DirecTV's broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain DirecTV's ability to deliver such significantly viewed digital signals.

        DirecTV has limited capacity, and the projected number of markets in which it can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. DirecTV may not be able to comply with these must carry rules, or compliance may mean that it is not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has begun to consider an obligation for carriage of local digital broadcast transmissions after the digital television transition currently scheduled for February 17, 2009. If the FCC were to require DirecTV to carry all local signals in HD format wherever it carries any local signals in HD format as of that date, DirecTV would be unable to comply in many markets where it currently carries such signals without ceasing HD local service entirely in such markets, and would be precluded from launching additional markets currently planned for later this year.

        DirecTV depends on others to produce programming and programming costs are increasing.    DirecTV depends on third parties to provide it with programming services, including third parties who are its affiliates and third parties controlled by competitors. DirecTV's ability to compete successfully will depend on its ability to continue to obtain desirable programming and deliver it to its subscribers at competitive prices. DirecTV's programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. DirecTV may not be able to renew these agreements on favorable terms, or at all, or these agreements may be cancelled prior to expiration of their original terms. If DirecTV is unable to renew any of these agreements or the other parties cancel the agreements, DirecTV may not be able to obtain substitute programming, or if it is able to obtain such substitute programming, the substitute programming may not be comparable in quality or cost to DirecTV's existing programming.

        In addition, many of DirecTV's programming agreements contain annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge DirecTV for programming, increasing DirecTV's costs. DirecTV expects this practice to continue. Increases in programming costs could cause DirecTV to increase the rates that it charges its subscribers, which could in turn cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to DirecTV's service. Furthermore, DirecTV may be unable to pass programming cost increases on to its subscribers, which could have a material adverse effect on its earnings or cash flow.

        The FCC has adopted rules requiring DirecTV to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require DirecTV to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject DirecTV to administrative sanctions and other penalties.

        DirecTV's subscriber acquisition costs could materially increase.    DirecTV incurs costs relating to subscribers acquired by it and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, DirecTV provides installation incentives to its retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV system. In addition, DirecTV pays commissions to retailers for their efforts in offering a DIRECTV system at a lower cost to consumers. DirecTV's subscriber acquisition costs may materially increase to the extent it continues or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact DirecTV's earnings and could materially adversely affect its financial performance.

        Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect DirecTV's financial performance.    Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including DirecTV, as does the cost of upgrading and retaining subscribers. Any increase in DirecTV's upgrade and retention costs for its existing subscribers may adversely affect its financial performance or cause it to increase its subscription rates, which could increase churn. Churn may also increase due to factors beyond DirecTV's control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described herein that could potentially have a material adverse impact on DirecTV's cost or service quality or that could result in higher prices for its subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on DirecTV's earnings and financial performance.

        DirecTV's ability to keep pace with technological developments is uncertain.    In the MVPD industry, changes occur rapidly as new technologies are developed, which could cause DirecTV's services and products that deliver DirecTV's services to become obsolete. DirecTV may not be able to keep pace with technological developments. If the new technologies on which DirecTV intends to focus its investments fail to achieve acceptance in the marketplace or DirecTV's technology does not work and requires significant cost to replace or fix, DirecTV could suffer a material adverse effect on its future competitive position, which could cause a reduction in its revenue and earnings. For example, DirecTV's competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by DirecTV or any of its strategic partners could become obsolete prior to its introduction.

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees is vigorous. DirecTV cannot assure you that it will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for DirecTV to remain competitive, particularly in the area of broadband services, it may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that DirecTV may not be able to control or influence. These relationships may commit DirecTV to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for DirecTV. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES Global have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telephone companies. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have begun rolling out video services. DirecTV may not be able to compete successfully with new entrants in the market for video services.

        Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenue and would cause DirecTV to incur incremental operating costs that do not result in subscriber acquisition.    The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in DirecTV's conditional access system have been compromised in the past and could be compromised in the future.

        DirecTV has undertaken various initiatives with respect to its conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, DirecTV provides its subscribers with more advanced access cards that DirecTV believes significantly enhance the security of its signal. Currently, DirecTV believes these access cards have not been compromised. However, DirecTV cannot guarantee that new cards will prevent the theft of its satellite programming signals in the future. Furthermore, there can be no assurance that DirecTV will succeed in developing the technology it needs to effectively restrict or eliminate signal theft. If DirecTV's current access cards are compromised, its revenue and its ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, DirecTV's operating costs could increase if it attempts to implement additional measures to combat signal theft.

        DirecTV's business relies on intellectual property, some of which is owned by third parties, and it may inadvertently infringe patents and proprietary rights of others.    Many entities, including some of DirecTV's competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that DirecTV currently offers or may offer in the future. In general, if a court determines that one or more of DirecTV's services or the products used to transmit or receive its services infringes on intellectual property owned by others, DirecTV and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow DirecTV or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect DirecTV's competitive position.

        DirecTV may not be aware of all intellectual property rights that its services or the products used to transmit or receive its services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent. Therefore, DirecTV cannot evaluate the extent to which its services or the products used to transmit or receive its services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        DirecTV cannot estimate the extent to which it may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on DirecTV's earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that DirecTV is required to pay royalties to third parties to whom it is not currently making payments, these increased costs of doing business could materially adversely affect DirecTV's operating results. DirecTV is currently being sued in patent infringement actions related to use of technologies in its DTH business. There can be no assurance that the courts will conclude that DirecTV's services or the products used to transmit or receive its services do not infringe on the rights of third parties, that DirecTV or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if DirecTV were unable to obtain such licenses, that it or the manufacturers would be able to redesign DirecTV's services or the products used to transmit or receive its services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on DirecTV's consolidated financial position, but could possibly be material to its consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to DirecTV's consolidated financial position.

        The ability to maintain FCC licenses and other regulatory approvals is critical to DirecTV's business.    If DirecTV does not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of its existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on it, its ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, DirecTV's ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which DirecTV currently operates. Other operators have filed similar requests. DirecTV believes this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to DirecTV's subscribers. DirecTV may not be able to successfully coordinate its satellites to the extent it is required to do so, and any modifications DirecTV makes in the course of coordination, or any inability to successfully coordinate, may materially adversely affect its ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

        Other regulatory risks include, among others:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

  •
  the denial by the FCC of an application to replace an existing satellite with a new satellite or to operate a satellite beyond the term of its current authorization;

  •
  the loss of authorizations to operate satellites on certain frequencies at certain locations if DirecTV does not construct, launch and operate satellites into those locations by certain dates; and

  •
  the authorization by the United States or foreign governments of the use of frequencies by third party satellite or terrestrial facilities that have the potential to interfere with communication to or from DirecTV's satellites, which could interfere with DirecTV's contractual obligations or services to subscribers or other business operations.

        All of DirecTV's FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and conditional authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on DirecTV's ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to DirecTV's subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

        In addition, many of DirecTV's authorizations and pending applications will be subject to petitions and oppositions filed by several companies, and there can be no assurance that DirecTV's authorizations will not be cancelled, revoked or modified or that its applications will not be denied. Moreover, the FCC recently adopted new rules for licensing satellites that may limit DirecTV's ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that affects DirecTV's business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on DirecTV's business cannot be predicted.

        DirecTV Latin America ("DTVLA") is subject to various additional risks associated with doing business internationally, which include political instability, economic instability, and foreign currency exchange rate volatility.    All of DTVLA's operating companies are located outside the continental United States. DTVLA operates and has subscribers located throughout Latin America and the Caribbean Basin, which makes it vulnerable to risks of conducting business in foreign markets, including:

  •
  difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

  •
  unexpected changes in regulatory environments;

  •
  longer payment cycles;

  •
  earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  •
  political and economic instability;

  •
  import and export restrictions and other trade barriers;

  •
  difficulties in maintaining overseas subsidiaries and international operations; and

  •
  difficulties in obtaining approval for significant transactions.

        In the past, the countries that constitute some of DTVLA's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, caused by external and internal factors, and characterized by exchange rate instability, high inflation, high domestic interest rates, economic contraction, a reduction of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability, including political violence. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets and materially adversely affect our business.

        Because DTVLA offers premium pay television programming, its business is particularly vulnerable to economic downturns. DTVLA has experienced, and may in the future experience, decreases or instability in consumer demand for its programming, as well as subscriber credit problems. DTVLA's inability to adjust its business and operations to adequately address these issues could materially adversely affect its revenue and ability to sustain profitable operations.

        DirecTV may not be able to obtain or retain certain foreign regulatory approvals.    There can be no assurance that any current regulatory approvals held by DirecTV are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which DirecTV operates, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on DirecTV's ability to generate revenue and its overall competitive position.

        Results are impacted by the effect of, and changes in, United States and worldwide economic conditions.     DirecTV's business may be affected by factors in the United States and other countries in which it operates that are beyond its control, such as downturns in economic activity in a specific country or region, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact DirecTV's business. A significant market downturn could have a material adverse effect on DirecTV's earnings and financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (c)
  Purchases of Equity Securities by the Issuer

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1-31, 2008	2,565,800	$16.38	2,565,800	$780.8 million
February 1-29, 2008	—	$—	—	$780.8 million
March 1-31, 2008	2,149,483	$18.96	2,149,483	$740.1 million

Total	4,715,283		4,715,283

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

        In addition to the shares listed in the table above, 1,297 shares of Series A Liberty Capital common stock, 3,767 shares of Series A Liberty Interactive common stock and 5,131 shares of Series A Liberty Entertainment common stock were surrendered in the first quarter of 2008 by certain of our officers to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY MEDIA CORPORATION
Date: May 8, 2008	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: May 8, 2008	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: May 8, 2008	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*
99.1	Attributed Financial Information for Tracking Stock Groups*

*
Filed herewith

QuickLinks

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Earnings (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
March 31, 2008 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX