Form 10-Q
period 2008-06-30
LIBERTY MEDIA CORP
filed 2008-08-11
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2008 was:

Series A Liberty Capital common stock 105,423,581 shares;
Series B Liberty Capital common stock 6,028,097 shares;
Series A Liberty Interactive common stock 564,344,185 shares;
Series B Liberty Interactive common stock 29,461,783 shares;
Series A Liberty Entertainment common stock 492,978,931 shares; and
Series B Liberty Entertainment common stock 23,717,088 shares.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2008	December 31, 2007
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,876	3,135
Trade and other receivables, net	1,404	1,517
Inventory, net	1,015	975
Program rights	521	515
Financial instruments (note 12)	35	23
Other current assets	202	144

Total current assets	7,053	6,309

Investments in available-for-sale securities and other cost investments, including $682 million and $1,183 million pledged as collateral for share borrowing arrangements (note 8)	5,449	17,569
Long-term financial instruments (note 12)	1,739	1,590
Investments in affiliates accounted for using the equity method (note 9)	14,769	1,817
Investment in special purpose entity (note 10)	—	750
Property and equipment, at cost	2,023	1,894
Accumulated depreciation	(647)	(543)

	1,376	1,351

Intangible assets not subject to amortization:
Goodwill (note 11)	8,166	7,855
Trademarks	2,514	2,515
Other	173	173

	10,853	10,543

Intangible assets subject to amortization, net	3,773	3,863
Other assets, net (note 10)	1,627	1,857

Total assets	$46,639	45,649

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2008	December 31, 2007
	amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$479	605
Accrued interest	165	148
Other accrued liabilities	865	936
Financial instruments (note 12)	712	1,206
Current portion of debt (note 13)	636	191
Accrued stock compensation	211	207
Current deferred income tax liabilities	253	93
Other current liabilities	117	88

Total current liabilities	3,438	3,474

Long-term debt, including $2,813 million and $3,690 million measured at fair value (note 13)	13,343	11,524
Long-term financial instruments (note 12)	224	176
Deferred income tax liabilities	5,885	8,458
Other liabilities	1,621	1,565

Total liabilities	24,511	25,197

Minority interests in equity of subsidiaries (note 10)	122	866
Stockholders' equity (note 15):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 111,542,339 shares at June 30, 2008	1	—
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 5,939,297 shares at June 30, 2008	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 564,312,481 shares at June 30, 2008 and 568,864,900 shares at December 31, 2007	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,492,083 shares at June 30, 2008 and 29,502,405 shares at December 31, 2007	—	—
Series A Liberty Entertainment common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 492,959,860 shares at June 30, 2008	5	—
Series B Liberty Entertainment common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 23,717,088 shares at June 30, 2008	—	—
Old Series A Liberty Capital common stock, $.01 par value. Issued and outstanding 123,154,134 shares at December 31, 2007	—	1
Old Series B Liberty Capital common stock, $.01 par value. Issued and outstanding 5,988,319 shares at December 31, 2007	—	—
Additional paid-in capital	25,390	25,637
Accumulated other comprehensive earnings, net of taxes	113	4,073
Accumulated deficit	(3,509)	(10,131)

Total stockholders' equity	22,006	19,586

Commitments and contingencies (note 16)
Total liabilities and stockholders' equity	$46,639	45,649

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$1,954	1,791	3,904	3,562
Communications and programming services	533	402	934	754

	2,487	2,193	4,838	4,316

Operating costs and expenses:
Cost of sales	1,228	1,112	2,466	2,222
Operating	558	457	999	861
Selling, general and administrative, including stock-based compensation (note 4)	296	225	561	434
Depreciation and amortization	176	172	353	323

	2,258	1,966	4,379	3,840

Operating income	229	227	459	476
Other income (expense):
Interest expense	(187)	(145)	(353)	(295)
Dividend and interest income	41	64	100	139
Share of earnings of affiliates, net	165	16	210	25
Realized and unrealized gains (losses) on financial instruments, net (note 12)	(37)	(251)	(322)	93
Gains (losses) on dispositions of assets, net	(1)	629	3,681	635
Other, net	—	5	(2)	5

	(19)	318	3,314	602

Earnings from continuing operations before income taxes and minority interests	210	545	3,773	1,078
Income tax benefit (expense) (note 14)	(76)	372	1,830	170
Minority interests in earnings of subsidiaries	(9)	(15)	(21)	(19)

Earnings from continuing operations	125	902	5,582	1,229
Earnings from discontinued operations, net of taxes	—	107	—	149

Net earnings	$125	1,009	5,582	1,378

Net earnings (loss):
Liberty Capital common stock	$(30)	—	(135)	—
Liberty Interactive common stock	92	102	217	193
Liberty Entertainment common stock	63	—	98	—
Old Liberty Capital common stock	—	907	5,402	1,185

	$125	1,009	5,582	1,378

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.24)	—	(1.06)	—
Series A and Series B Liberty Interactive common stock	$.15	.16	.36	.30
Series A and Series B Liberty Entertainment common stock	$.12	—	.19	—
Old Series A and Series B Liberty Capital common stock	$—	6.11	41.88	7.67
Diluted earnings (loss) from continuing operations per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.24)	—	(1.06)	—
Series A and Series B Liberty Interactive common stock	$.15	.16	.36	.30
Series A and Series B Liberty Entertainment common stock	$.12	—	.19	—
Old Series A and Series B Liberty Capital common stock	$—	6.11	41.55	7.62
Basic net earnings (loss) per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.24)	—	(1.06)	—
Series A and Series B Liberty Interactive common stock	$.15	.16	.36	.30
Series A and Series B Liberty Entertainment common stock	$.12	—	.19	—
Old Series A and Series B Liberty Capital common stock	$—	6.92	41.88	8.78
Diluted net earnings (loss) per common share (note 5):
Series A and Series B Liberty Capital common stock	$(.24)	—	(1.06)	—
Series A and Series B Liberty Interactive common stock	$.15	.16	.36	.30
Series A and Series B Liberty Entertainment common stock	$.12	—	.19	—
Old Series A and Series B Liberty Capital common stock	$—	6.92	41.55	8.71

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Net earnings	$125	1,009	5,582	1,378

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(6)	11	76	22
Unrealized holding losses arising during the period	(77)	(322)	(722)	(47)
Recognition of previously unrealized gains on available-for-sale securities, net	—	(392)	(2,273)	(396)
Change in fair value of cash flow hedges	47	—	(1)	—

Other comprehensive loss	(36)	(703)	(2,920)	(421)

Comprehensive earnings	$89	306	2,662	957

Comprehensive earnings (loss):
Liberty Capital common stock	$(31)	—	(138)	—
Liberty Interactive common stock	58	61	(111)	181
Liberty Entertainment common stock	62	—	95	—
Old Liberty Capital common stock	—	245	2,816	776

	$89	306	2,662	957

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2008	2007
	amounts in millions (note 6)
Cash flows from operating activities:
Net earnings	$5,582	1,378
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(149)
Depreciation and amortization	353	323
Stock-based compensation	43	40
Cash payments for stock-based compensation	(19)	(35)
Share of earnings of affiliates, net	(210)	(25)
Realized and unrealized losses (gains) on financial instruments, net	322	(93)
Gains on disposition of assets, net	(3,681)	(635)
Minority interests in earnings of subsidiaries	21	19
Deferred income tax benefit	(2,101)	(247)
Other noncash charges, net	38	19
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	(26)	2
Payables and other current liabilities	(122)	(81)

Net cash provided by operating activities	200	516

Cash flows from investing activities:
Cash proceeds from dispositions	24	520
Net proceeds (payments) from settlement of financial instruments	12	(65)
Cash paid for acquisitions, net of cash acquired	(46)	(126)
Cash received in exchange transactions	465	1,154
Capital expended for property and equipment	(92)	(179)
Net sales (purchases) of short term investments	67	(191)
Investments in and loans to cost and equity investees	(2,517)	(810)
Net decrease (increase) in restricted cash	340	(734)
Other investing activities, net	(24)	19

Net cash used by investing activities	(1,771)	(412)

Cash flows from financing activities:
Borrowings of debt	3,784	1,384
Repayments of debt	(1,165)	(336)
Repurchases of Liberty common stock	(252)	(1,836)
Contribution from minority owner	—	750
Other financing activities, net	(68)	19

Net cash provided (used) by financing activities	2,299	(19)

Effect of foreign currency exchange rates on cash	13	1

Net cash provided by discontinued operations:
Cash provided by operating activities	—	8
Cash used by investing activities	—	(9)
Change in available cash held by discontinued operations	—	2

Net cash provided by discontinued operations	—	1

Net increase in cash and cash equivalents	741	87
Cash and cash equivalents at beginning of period	3,135	3,107

Cash and cash equivalents at end of period	$3,876	3,194

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
Six months ended June 30, 2008

		Common stock
		Liberty Capital		Liberty Interactive		Liberty Entertainment		Old Liberty Capital			Accumulated other comprehensive earnings
	Preferred stock									Additional paid-in capital		Accumulated deficit	Total stockholders' equity
		Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2008	$—	—	—	6	—	—	—	1	—	25,637	4,073	(10,131)	19,586
Net earnings	—	—	—	—	—	—	—	—	—	—	—	5,582	5,582
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(2,920)	—	(2,920)
Distribution of Liberty Entertainment and Liberty Capital common stock to stockholders	—	1	—	—	—	5	—	(1)	—	(5)	—	—	—
Cumulative effect of accounting change (note 8)	—	—	—	—	—	—	—	—	—	—	(1,040)	1,040	—
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(75)	—	—	(75)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(177)	—	—	(177)
Stock compensation	—	—	—	—	—	—	—	—	—	18	—	—	18
Other	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)

Balance at June 30, 2008	$—	1	—	6	—	5	—	—	—	25,390	113	(3,509)	22,006

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30 , 2008
(unaudited)

(1)   Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in North America, South America, Europe and Asia.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), BuySeasons, Inc. ("BuySeasons"), Expedia, Inc. and IAC/InterActiveCorp. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $3,108 million principal amount (as of June 30, 2008) of its senior notes and debentures to the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group and which were previously attributed to the Capital Group. The Entertainment Group focuses primarily on programming, communications businesses and the direct-to-home satellite distribution business and includes Liberty's ownership interest in The DIRECTV Group, Inc. ("DIRECTV"), as well as an equity collar on 110 million of shares of DIRECTV common stock and $1,993 million of borrowings against the put value of such equity collar. Liberty has also attributed to the Entertainment Group its wholly-owned subsidiaries, Starz Entertainment, LLC ("Starz Entertainment"), FUN Technologies, Inc. ("FUN"), and three regional sports television networks ("Liberty Sports Group") and equity interests in GSN, LLC and WildBlue Communications. In addition, Liberty has attributed $995 million of corporate cash and $551 million principal amount of its publicly-traded debt to the Entertainment Group. The Entertainment Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Entertainment Group, including such other businesses as Liberty may acquire for the Entertainment Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Entertainment Group. Subsequent to the Reclassification, the assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"); and its interests in Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed $2,116 million of cash, including subsidiary cash, and $4,817 million principal amount (as of June 30, 2008) of its senior exchangeable debentures and bank debt to the Capital Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

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

        The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2008 is 25.3% for Liberty Interactive Awards and 19.7% for Liberty Capital and Liberty Entertainment Awards. The volatility used in the calculation for Awards granted in 2007 is 20.8% for Liberty Interactive Awards and 17.5% for Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Capital Awards and is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
June 30, 2008	$27
June 30, 2007	$18
Six months ended:
June 30, 2008	$43
June 30, 2007	$40

        As of June 30, 2008, the total compensation cost related to unvested Liberty equity awards was approximately $69 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

Liberty Awards

        During the six months ended June 30, 2008, Liberty granted 3,510, 13,300 and 1,191,792 options to purchase shares of Series A Liberty Capital, Series A Liberty Entertainment and Series A Liberty Interactive common stock, respectively, to employees of certain subsidiaries. Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. Such options granted in 2008 had a weighted average grant-date fair value of $4.17, $6.41 and $3.95 per option, respectively.

        The following tables present the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A Liberty Capital common stock	WAEP	Series B Liberty Capital common stock	WAEP	Old Series A Liberty Capital common stock	WAEP	Old Series B Liberty Capital common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—		2,787	$97.21	1,498	$101.37
Granted	4	$16.37	—		—		—
Exercised	(11)	$12.22	(90)	$12.69	(6)	$62.91	—
Forfeited	(6)	$14.50	—		(1)	$92.47	—
Converted in connection with the Reclassification	2,780	$14.20	1,498	$15.05	(2,780)		(1,498)

Outstanding at June 30, 2008	2,767	$14.21	1,408	$15.20	—		—

Exercisable at June 30, 2008	1,887	$13.98	1,408	$15.20	—		—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Series A Liberty Interactive common stock	WAEP	Series B Liberty Interactive common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	24,811	$19.97	7,491	$23.41
Granted	1,192	$15.05	—
Exercised	(7)	$13.17	—
Forfeited	(925)	$18.04	—

Outstanding at June 30, 2008	25,071	$19.78	7,491	$23.41

Exercisable at June 30, 2008	13,005	$20.75	7,491	$23.41

	Series A Liberty Entertainment common stock	WAEP	Series B Liberty Entertainment common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—
Issued in connection with the Reclassification	11,120	$20.74	5,993	$21.57
Granted	13	$25.13	—
Exercised	(14)	$17.40	—
Forfeited	(25)	$23.79	—

Outstanding at June 30, 2008	11,094	$20.75	5,993	$21.57

Exercisable at June 30, 2008	7,566	$20.42	5,993	$21.57

        The following table provides additional information about outstanding options to purchase Liberty common stock at June 30, 2008.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	2,767	$14.21	4.4 years	$3,247	1,887	$13.98	$2,227
Series B Capital	1,408	$15.20	2.7 years	$—	1,408	$15.20	$—
Series A Interactive	25,071	$19.78	4.8 years	$93	13,005	$20.75	$65
Series B Interactive	7,491	$23.41	2.9 years	$—	7,491	$23.41	$—
Series A Entertainment	11,094	$20.75	4.3 years	$44,250	7,566	$20.42	$33,276
Series B Entertainment	5,993	$21.57	2.9 years	$16,279	5,993	$21.57	$16,279

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Old Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares.

	Old Liberty Capital Common Stock
	Period from January 1, 2008 through March 3, 2008	Three months ended June 30, 2007	Six months ended June 30, 2007
	numbers of shares in millions
Basic EPS	129	131	135
Stock options	1	—	1

Diluted EPS	130	131	136

        Earnings from discontinued operations per common share for the three and six months ended June 30, 2007 was $.82 and $1.10, respectively.

Liberty Capital Common Stock

        The basic and diluted EPS calculation for the three months ended June 30, 2008 and the period from March 4, 2008 to June 30, 2008 is based on 126 million and 127 million weighted average outstanding shares, respectively. Excluded from diluted EPS for the period from March 4, 2008 to June 30, 2008 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

Liberty Interactive Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Due to the relative insignificance of the dilutive securities, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the six months ended June 30, 2008 are approximately 32 million potential common shares because their inclusion would be anti-dilutive.

Liberty Entertainment Common Stock

        The basic EPS calculation for each of the three month period ended June 30, 2008 and the period from March 4, 2008 to June 30, 2008 is based on 516 million weighted average outstanding shares. Due to the relative insignificance of the dilutive securities, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the period from March 4, 2008 to June 30, 2008 are approximately 3 million potential common shares because their inclusion would be anti-dilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(6)   Supplemental Disclosures to Statements of Cash Flows

	Six months ended June 30,
	2008	2007
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$46	168
Net liabilities assumed	(4)	(34)
Deferred tax liabilities	4	—
Minority interest	—	(1)
Common stock issued	—	(7)

Cash paid for acquisitions, net of cash acquired	$46	126

Available-for-sale securities exchanged for consolidated subsidiaries, equity investment and cash	$10,144	1,718

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

		Fair Value Measurements at June 30, 2008 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	amounts in millions
Available-for-sale securities	$5,414	5,159	255	—
Financial instrument assets	$1,774	—	1,774	—
Financial instrument liabilities	$936	682	254	—
Debt	$2,813	—	2,813	—

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(8)   Investments in Available-for-Sale Securities and Other Cost Investments

        Effective January 1, 2008, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale ("AFS") securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Previously under Statement of Financial Accounting Standards No. 115, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying June 30, 2008 condensed consolidated statement of operations. The amount of unrealized gains related to the Statement 159 Securities and included in accumulated other comprehensive earnings in the Company's balance sheet as of the date of adoption of Statement 159 aggregated $1,040 million and has been reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $3,673 million as of June 30, 2008.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Investments in available-for-sale securities and other cost investments are summarized as follows:

	June 30, 2008	December 31, 2007
	amounts in millions
Capital Group
Time Warner Inc. ("Time Warner")(1)	$1,520	1,695
Sprint Nextel Corporation(2)	830	1,150
Motorola, Inc.(3)	543	1,187
Viacom, Inc.	232	333
Embarq Corporation(4)	207	216
Other available-for-sale equity securities(5)	73	104
Other available-for-sale debt securities	268	156
Other cost investments	32	32

Total attributed Capital Group	3,705	4,873

Interactive Group
IAC/InterActiveCorp ("IAC")	1,605	1,863
Other	130	181

Total attributed Interactive Group	1,735	2,044

Entertainment Group
News Corporation	—	10,647
Other	9	5

Total attributed Entertainment Group	9	10,652

Consolidated Liberty	$5,449	17,569

(1)
Includes $134 million and $150 million of shares pledged as collateral for share borrowing arrangements at June 30, 2008 and December 31, 2007, respectively.

(2)
Includes $86 million and $118 million of shares pledged as collateral for share borrowing arrangements at June 30, 2008 and December 31, 2007, respectively.

(3)
Includes $381 million and $833 million of shares pledged as collateral for share borrowing arrangements at June 30, 2008 and December 31, 2007, respectively.

(4)
Includes $21 million and $22 million of shares pledged as collateral for share borrowing arrangements at June 30, 2008 and December 31, 2007, respectively.

(5)
Includes $60 million and $60 million of shares pledged as collateral for share borrowing arrangements at June 30, 2008 and December 31, 2007, respectively.

IAC

        In the first quarter of 2008, Liberty purchased an additional 14 million shares of IAC common stock in a private transaction for cash consideration of $339 million.

News Corporation

        On February 27, 2008, Liberty exchanged all of its shares of News Corporation common stock for a subsidiary of News Corporation. See note 9 for further discussion of this transaction.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

	June 30, 2008		December 31, 2007
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$37	—	6,249	—
Gross unrealized holding losses	$(300)	—	—	(12)

        The aggregate fair value of securities with unrealized holding losses at June 30, 2008 was $1,606 million. None of these securities had unrealized losses for more than 12 continuous months.

(9)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2008 and the carrying amount at December 31, 2007:

	June 30, 2008		December 31, 2007
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
DIRECTV	49%	$12,921	—
Expedia	24%	1,332	1,301
Other	various	516	516

		$14,769	1,817

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Six months ended June 30,
	2008	2007
	amounts in millions
DIRECTV	$190	—
Expedia	35	30
Other	(15)	(5)

	$210	25

DIRECTV

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the weighted average cost basis of the News Corporation shares exchanged.

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

        The value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity. Such amount has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Subscriber list	$2,381
Trade name	2,677
Orbital slots	3,693
Goodwill	2,546
Satellites	167
Software technology	527
Deferred tax liability	(3,778)

Total	$8,213

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets. Such estimates are preliminary and are subject to change upon completion of Liberty's purchase price allocation process. Liberty has ascribed a useful life of 7 years to the subscriber list, 13 years to the satellites, 5 years to the technology and indefinite lives to the orbital slots, tradenames and goodwill. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $85 million (net of related taxes) for the 4 months ended June 30, 2008.

        On April 3, 2008, Liberty purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. Liberty funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares. As of May 5, 2008, Liberty's ownership in DIRECTV was approximately 47.9%, and Liberty and DIRECTV entered into a standstill agreement. Pursuant to the standstill agreement, in the event Liberty's ownership interest goes above 47.9% due to stock repurchases by DIRECTV Liberty has agreed to vote its shares of DIRECTV which represent the excess ownership interest above 47.9% in the same proportion as all DIRECTV shareholders other than Liberty. Accordingly, in the event Liberty's economic ownership in DIRECTV goes above 50%, Liberty will continue to account for such investment using the equity method of accounting. Liberty records its share of DIRECTV's earnings based on its economic interest in DIRECTV.

        During the period from February 27, 2008 to June 30, 2008, subsidiaries of Liberty recognized $97 million in revenue from DIRECTV for distribution of their programming. The fair value of the Company's investment in DIRECTV was $14,217 million at June 30, 2008. Summarized unaudited financial information for DIRECTV is as follows:

DIRECTV Consolidated Balance Sheet

June 30, 2008
amounts in millions
Current assets	$5,706
Satellites, net	2,239
Property and equipment, net	3,962
Goodwill	3,666
Intangible assets	1,378
Other assets	883

Total assets	$17,834

Current liabilities	$3,256
Deferred income taxes	680
Long-term debt	5,784
Other liabilities	1,500
Minority interest	36
Stockholders' equity	6,578

Total liabilities and equity	$17,834

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  DIRECTV Consolidated Statement of Operations

Six months ended June 30, 2008
amounts in millions
Revenue	$9,398
Costs of revenue	(4,614)
Selling, general and administrative expenses	(2,245)
Depreciation and amortization	(1,081)

Operating income	1,458
Interest expense	(145)
Other income, net	30
Income tax expense	(517)

Net earnings	$826

Expedia

        The fair value of the Company's investment in Expedia was $1,272 million and $2,189 million at June 30, 2008 and December 31, 2007, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheet

June 30, 2008
amounts in millions
Current assets	$1,683
Property and equipment	209
Goodwill	6,136
Intangible assets	980
Other assets	113

Total assets	$9,121

Current liabilities	$2,579
Deferred income taxes	362
Long-term debt	894
Other liabilities	217
Minority interest	59
Stockholders' equity	5,010

Total liabilities and equity	$9,121

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Six months ended June 30,
	2008	2007
	amounts in millions
Revenue	$1,483	1,240
Cost of revenue	(321)	(265)

Gross profit	1,162	975
Selling, general and administrative expenses	(864)	(713)
Amortization	(37)	(41)

Operating income	261	221
Interest expense	(29)	(21)
Other income	10	19
Income tax expense	(95)	(88)

Net earnings	$147	131

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

        The amount of restricted cash in the Investment Fund at June 30, 2008 is $542 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(11) Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2008	$5,419	1,371	1,065	7,855
Acquisitions(1)	—	—	289	289
Foreign currency translation	35	—	(1)	34
Other	(2)	—	(10)	(12)

Balance at June 30, 2008	$5,452	1,371	1,343	8,166

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

Amortizable Intangible Assets

        Amortization of intangible assets with finite useful lives was $258 million and $251 million for the six months ended June 30, 2008 and 2007, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2008	$259
2009	$476
2010	$440
2011	$402
2012	$381

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(12) Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	June 30, 2008	December 31, 2007
	amounts in millions
Assets
Equity collars	$1,725	1,458
Other	49	155

	1,774	1,613
Less current portion	(35)	(23)

	$1,739	1,590

Liabilities
Borrowed shares	$682	1,183
Equity collars	144	—
Other	110	199

	936	1,382
Less current portion	(712)	(1,206)

	$224	176

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

	Six months ended June 30,
	2008	2007
	amounts in millions
Statement 159 Securities(1)	$(1,282)	—
Senior exchangeable debentures	388	61
Equity collars	223	(71)
Borrowed shares	501	121
Other derivatives	(152)	(18)

	$(322)	93

(1)
See note 8 regarding Liberty's accounting for its Statement 159 Securities.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(13) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal June 30, 2008
		June 30, 2008	December 31, 2007
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,264	1,318	1,820
4% Exchangeable Senior Debentures due 2029	869	486	556
3.75% Exchangeable Senior Debentures due 2030	810	405	463
3.5% Exchangeable Senior Debentures due 2031	499	276	432
Liberty bank facility	750	750	750
Other parent debt	625	625	—
Subsidiary debt	88	88	44

Total attributed Capital Group debt	4,905	3,948	4,065

Interactive Group
Senior notes and debentures
7.875% Senior Notes due 2009	670	668	668
7.75% Senior Notes due 2009	233	234	234
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	500	495	495
8.25% Senior Debentures due 2030	902	895	895
QVC bank credit facilities	4,486	4,486	4,023
Other subsidiary debt	78	78	61

Total attributed Interactive Group debt	7,672	7,657	7,177

Entertainment Group
3.25% Exchangeable Senior Debentures due 2031	551	328	419
Liberty derivative borrowing	1,993	1,993	—
Subsidiary debt	53	53	54

Total attributed Entertainment Group debt	2,597	2,374	473

Total consolidated Liberty debt	$15,174	13,979	11,715

Less current maturities		(636)	(191)

Total long-term debt		$13,343	11,524

3.125% Exchangeable Senior Debentures

        The holders of Liberty's former 0.75% Exchangeable Senior Debentures due 2023 had the right to put such debentures to Liberty at 100% of par during the period from February 25, 2008 to March 24, 2008 for payment on March 31, 2008. Holders of approximately $486 million principal amount of debentures surrendered them for repurchase. Liberty elected to pay cash for the validly tendered debentures and obtained the necessary cash with borrowings against one of its equity collars. In addition, Liberty modified the terms of the debentures. Such modifications included (i) deferral of Liberty's ability to redeem the debentures from April 5, 2008 to April 5, 2013, (ii) surrender of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Liberty's right to pay holders with shares of Time Warner common stock upon maturity or redemption (but continue to allow Liberty to settle with Time Warner stock upon exchange or put by a holder) and (iii) an increase in the rate of interest from 0.75% to 3.125% beginning March 30, 2008.

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

        The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at June 30, 2008. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Liberty Derivative Borrowing

        In April 2008, Liberty entered into an equity collar for 110 million shares of DIRECTV common stock and a related credit facility against the present value of the put value of such collar. At the time of closing, Liberty borrowed $1,977 million. The borrowing facility is due as the equity collar terminates in six tranches from June 2009 through August 2012. Each tranche is repayable during a six-month period based upon a formula that factors in several variables including the market price of DIRECTV common stock. Interest accrues at an effective weighted average interest rate of 3.5% and is due and payable as each tranche matures. Borrowings are collateralized by 170 million shares of DIRECTV common stock owned by Liberty.

Other Subsidiary Debt

        Other subsidiary debt at June 30, 2008, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2008 is as follows (amounts in millions):

Senior notes	$1,640
Senior debentures	$1,226

        Due to the low risk nature of the DIRECTV equity collar credit facility, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at June 30, 2008.

(14) Income Taxes

Effective Tax Rate

        The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit. Accordingly, a federal income tax benefit adjustment of approximately $2,933 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2008.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

split off from AT&T Corp. ("AT&T"). Of that amount, $844 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") or offset taxable income earned in prior taxable years and is offsetting taxable income earned in the current year.

        In connection with the IRS' examination of Liberty's 2003 through 2007 tax returns, the IRS notified Liberty during the third quarter of 2007 that it believed the interest expense on Liberty's exchangeable debentures was not deductible for the period following Liberty's split-off from AT&T. In February 2008, Liberty reached a settlement with the IRS, which stipulated that interest deductions claimed on a portion of the exchangeable debentures were disallowed and instead would reduce Liberty's gain on the future redemption or other retirement of such debt. The cumulative amount of interest deductions disallowed through December 31, 2007 under the settlement is $546 million. As a result, a portion of Liberty's NOLs were eliminated and Liberty had net taxable income in 2006 and 2007. Consequently, Liberty expects to remit federal income tax payments for the foreseeable future.

        The settlement did not have a material impact on Liberty's total tax expense as the resulting increase in current tax expense was largely offset by a decrease in deferred tax expense.

(15) Stockholders' Equity

        As of June 30, 2008, there were 2.8 million and 1.4 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of June 30, 2008, there were 25.1 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of June 30, 2008, there were 11.1 million and 6.0 million shares of Series A and Series B Liberty Entertainment common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Entertainment common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Entertainment common stock, respectively, authorized for issuance. As of June 30, 2008, no shares of any Series C common stock were issued or outstanding.

        During the six months ended June 30, 2008, the Company repurchased 4.7 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $83 million (including $8 million to settle put obligations pursuant to which 2.1 million shares of Liberty Interactive common stock were repurchased) and 12.0 million shares of Series A Liberty Capital common stock for aggregate cash consideration of $177 million. Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

        During the six months ended June 30, 2008, the Company sold put options on Series A Liberty Capital common stock, Series A Liberty Interactive common stock and Series A Liberty Entertainment

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

common stock for aggregate net cash proceeds of $28 million. As of June 30, 2008, the following put options remain outstanding.

Outstanding Put Options as of June 30, 2008
Series	No. of shares subject to put	Weighted average put price	Expiration date (on or before)
Series A Liberty Capital	2,713,153	$15.48	Sept. 30, 2008
Series A Liberty Interactive	12,406,579	$16.12	March 31, 2009
Series A Liberty Entertainment	3,808,891	$22.32	Sept. 30, 2008

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

(16) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at June 30, 2008 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2008 is payable as follows: $86 million in 2008, $16 million in 2009 and $6 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at June 30, 2008. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $164 million in 2008; $377 million in 2009; $101 million in 2010; $100 million in 2011; $94 million in 2012; and $178 million thereafter.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At June 30, 2008, Liberty's guarantee for obligations for films released by such date aggregated $752 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

Employment Contracts

        ANLBC and certain of its players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2008 aggregated $118 million, which is payable as follows: $43 million in 2008, $43 million in 2009, $11 million in 2010 and $21 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

method affiliates whose share of earnings represent 10% or more of Liberty's consolidated earnings before income taxes.

        Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped, and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as subscriber growth, penetration, website visitors and active customers, as appropriate.

        Liberty defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

        For the six months ended June 30, 2008, Liberty has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Performance Measures

	Six months ended June 30,
	2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$3,526	774	3,377	757
Corporate and other	378	37	185	18

	3,904	811	3,562	775

Entertainment Group
Starz Entertainment	548	142	519	128
Corporate and other	121	1	32	(4)

	669	143	551	124

Capital Group
Corporate and other	265	(99)	203	(60)

Consolidated Liberty	$4,838	855	4,316	839

	Three months ended June 30,
	2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,761	387	1,693	383
Corporate and other	193	23	98	10

	1,954	410	1,791	393

Entertainment Group
Starz Entertainment	275	68	254	55
Corporate and other	84	(6)	17	—

	359	62	271	55

Capital Group
Corporate and other	174	(40)	131	(31)

Consolidated Liberty	$2,487	432	2,193	417

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Other Information

	June 30, 2008
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$21,289	—	58
Corporate and other	5,206	1,342	9
Intragroup elimination	(7,467)	—	—

	19,028	1,342	67

Entertainment Group
Starz Entertainment	2,703	—	2
Corporate and other	14,839	13,178	1

	17,542	13,178	3

Capital Group
Corporate and other	10,322	249	22

Inter-group eliminations	(253)	—	—

Consolidated Liberty	$46,639	14,769	92

        The following table provides a reconciliation of consolidated segment Adjusted OIBDA to earnings from continuing operations before income taxes and minority interests:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Consolidated segment Adjusted OIBDA	$432	417	855	839
Stock-based compensation	(27)	(18)	(43)	(40)
Depreciation and amortization	(176)	(172)	(353)	(323)
Interest expense	(187)	(145)	(353)	(295)
Realized and unrealized gains (losses) on financial instruments, net	(37)	(251)	(322)	93
Gains (losses) on dispositions of assets, net	(1)	629	3,681	635
Other, net	206	85	308	169

Earnings from continuing operations before income taxes and minority interests	$210	545	3,773	1,078

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

  •
  changes in the nature of key strategic relationships with partners, vendors and joint venturers;

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

        For additional risk factors, please see Part 2, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Liberty Sports Group, Leisure Arts, Inc., TruePosition, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN operates websites that offer casual gaming and fantasy sports services. ANLBC, which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group, which we acquired in February 2008, is comprised of three regional sports television networks—FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. Backcountry, which we acquired in June 2007, operates seven websites offering outdoor and backcountry sports gear and clothing.

Bodybuilding.com, which we acquired on December 31, 2007, manages two websites related to sports nutrition, body building and fitness. BuySeasons operates BuyCostumes.com, an online retailer of costumes, accessories, dcor and party supplies. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 49% ownership interest in The DIRECTV Group, Inc. and an approximate 24% ownership interest in Expedia, Inc., which we account for as equity method investments, and we continue to maintain significant investments and related financial instruments in public companies such as Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Prior to March 3, 2008, we had two tracking stocks outstanding, Liberty Interactive common stock and Liberty Capital common stock. On March 3, 2008, we completed a reclassification pursuant to which our Liberty Capital common stock was reclassified into two new tracking stocks, one retaining the designation Liberty Capital common stock and the other designated the Liberty Entertainment common stock. The Liberty Entertainment common stock is intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which has attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons and our interests in Expedia and IAC/InterActiveCorp. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of June 30, 2008) of our senior notes and debentures to the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The Entertainment Group has attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group, including our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, our equity interests in DIRECTV, GSN, LLC and WildBlue Communications, Inc. and approximately $995 million of corporate cash and $551 million principal amount (as of June 30, 2008) of our publicly-traded debt. In addition, we have attributed an equity collar on 110 million shares of DIRECTV common stock and $1,993 million of borrowings against the put value of such equity collar.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities which we have attributed to it. Prior to the Reclassification, the assets and businesses attributed to the Capital Group included our subsidiaries Starz Entertainment, Starz Media, ANLBC, FUN, TruePosition, Leisure Arts and WFRV TV Station, our equity affiliates

GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. Upon implementation of the Reclassification, the Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $2,116 million of cash, including subsidiary cash, and $4,817 million principal amount (as of June 30, 2008) of our senior exchangeable debentures and bank debt to the Capital Group.

        The Reclassification did not change the businesses, assets and liabilities attributed to our Interactive Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

2008 Completed Transactions

         News Corporation.    On February 27, 2008, we completed a transaction with News Corporation in which we exchanged all of our 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, we incurred $21 million of acquisition costs. We recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the weighted average cost basis of the News Corporation shares exchanged.

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

Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
Interactive Group
QVC	$1,761	1,693	3,526	3,377
Corporate and other	193	98	378	185

	1,954	1,791	3,904	3,562

Entertainment Group
Starz Entertainment	275	254	548	519
Corporate and other	84	17	121	32

	359	271	669	551

Capital Group
Starz Media	57	66	119	127
Corporate and other	117	65	146	76

	174	131	265	203

Consolidated Liberty	$2,487	2,193	4,838	4,316

Adjusted OIBDA
Interactive Group
QVC	$387	383	774	757
Corporate and other	23	10	37	18

	410	393	811	775

Entertainment Group
Starz Entertainment	68	55	142	128
Corporate and other	(6)	—	1	(4)

	62	55	143	124

Capital Group
Starz Media	(19)	(16)	(43)	(26)
Corporate and other	(21)	(15)	(56)	(34)

	(40)	(31)	(99)	(60)

Consolidated Liberty	$432	417	855	839

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Operating Income (Loss)
Interactive Group
QVC	$253	244	503	487
Corporate and other	9	3	16	4

	262	247	519	491

Entertainment Group
Starz Entertainment	53	42	113	102
Corporate and other	(18)	(5)	(16)	(15)

	35	37	97	87

Capital Group
Starz Media	(22)	(21)	(49)	(34)
Corporate and other	(46)	(36)	(108)	(68)

	(68)	(57)	(157)	(102)

Consolidated Liberty	$229	227	459	476

         Revenue.    Our consolidated revenue increased 13.4% and 12.1% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. In addition to the increases for QVC and Starz Entertainment, the three and six month increases are due primarily to our acquisitions of Liberty Sports Group, Bodybuilding and Backcountry, which in the aggregate generated $133 million and $227 million for the three and six months ended June 30, 2008, respectively. In addition, revenue for ANLBC, which we acquired in May 2007, increased $46 million and $52 million for the three and six month periods, respectively. See Management's Discussion and Analysis for the Interactive Group and for the Entertainment Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

         Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this measure is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 17 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

        Consolidated Adjusted OIBDA increased 3.6% and 1.9% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period, as increases for our e-commerce businesses and the Entertainment Group due to acquisitions were offset by lower Adjusted

OIBDA for Liberty Capital due to Starz Media, ANLBC and TruePosition. ANLBC's business is seasonal with the vast majority of its revenue recognized in the second and third quarters of the year. Therefore, ANLBC generally operates at a loss in the first and fourth quarters.

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

        We recorded $43 million of stock compensation expense for the six months ended June 30, 2008, compared with $40 million for the comparable period in 2007. As of June 30, 2008, the total unrecognized compensation cost related to our unvested equity awards was approximately $69 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

         Operating income.    Consolidated operating income was relatively flat for the three months ended June 30, 2008 and decreased 3.6% for the six months ended June 30, 2008, as compared to the corresponding prior year period. The decreases are due primarily to ANLBC, Starz Media and True Position partially offset by increases for Starz Entertainment and QVC. We currently expect Starz Media to continue incurring negative Adjusted OIBDA and operating losses for the next two to three years.

Other Income and Expense

        Components of Other Income (Expense) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Interest expense
Interactive Group	$(122)	(105)	(243)	(219)
Entertainment Group	(22)	(6)	(29)	(11)
Capital Group	(43)	(34)	(81)	(65)

Consolidated Liberty	$(187)	(145)	(353)	(295)

Dividend and interest income
Interactive Group	$7	12	13	23
Entertainment Group	6	1	9	30
Capital Group	28	51	78	86

Consolidated Liberty	$41	64	100	139

Share of earnings (losses) of affiliates
Interactive Group	$23	24	35	39
Entertainment Group	155	6	198	11
Capital Group	(13)	(14)	(23)	(25)

Consolidated Liberty	$165	16	210	25

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(1)	(4)	(38)	(2)
Entertainment Group	(77)	(26)	(82)	(36)
Capital Group	41	(221)	(202)	131

Consolidated Liberty	$(37)	(251)	(322)	93

Gains (losses) on dispositions, net
Interactive Group	$—	12	—	12
Entertainment Group	(1)	—	3,666	—
Capital Group	—	617	15	623

Consolidated Liberty	$(1)	629	3,681	635

Other, net
Interactive Group	$—	4	1	4
Entertainment Group	—	—	—	(1)
Capital Group	—	1	(3)	2

Consolidated Liberty	$—	5	(2)	5

         Interest expense.    Consolidated interest expense increased 29.0% and 19.7% for the three and six months ended June 30, 2008, respectively. Such increases are due to increased borrowings under our various credit facilities.

         Dividend and interest income.    Consolidated dividend and interest income decreased for the three and six months ended June 30, 2008 due to lower invested cash balances and the elimination of News Corporation dividends as a result of the News Corporation Exchange.

         Share of earnings of affiliates.    Share of earnings for the Interactive Group for the six months ended June 30, 2008 are attributable to Expedia, and the Entertainment Group's share of earnings for the six months ended June 30, 2008 are primarily attributable to DIRECTV ($190 million). Our share of earnings of DIRECTV include $85 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 9 to the accompanying condensed consolidated financial statements.

         Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Statement 159 Securities(1)	$139	—	(1,282)	—
Senior exchangeable debentures	51	(109)	388	61
Equity collars	(335)	(135)	223	(71)
Borrowed shares	69	(40)	501	121
Other derivatives	39	33	(152)	(18)

	$(37)	(251)	(322)	93

(1)
See note 8 to the accompanying condensed consolidated financial statements for a discussion of our accounting for Statement 159 Securities.

         Gains on disposition, net.    Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

         Income taxes.    For the six months ended June 30, 2008, we recorded pre-tax earnings of $3,752 million and an income tax benefit of $1,830 million. The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

         Net earnings.    Our net earnings were $5,582 million and $1,378 million for the six months ended June 30, 2008 and 2007, respectively. The increase in net earnings is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million of earnings from discontinued operations in 2007.

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

         Interactive Group.    During the six months ended June 30, 2008, the Interactive Group's primary uses of cash were the purchase of additional shares of IAC ($339 million), debt repayments ($156 million) and the repurchase of outstanding Liberty Interactive common stock ($75 million). Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $3 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the six months ended June 30, 2008, we repurchased 4.7 million shares of Liberty Interactive Series A common stock in the open market and settled related put obligations for aggregate cash consideration of $83 million. As of June 30, 2008, we have approximately $740 million remaining under our stock repurchase program. We may alter or terminate the stock repurchase program at any time.

        The Interactive Group's uses of cash in 2008 were primarily funded with cash from operations and borrowings under the QVC credit facilities. As of June 30, 2008, the Interactive Group had a cash balance of $731 million.

        The projected uses of Interactive Group cash for the remainder of 2008 include approximately $225 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $120 million for capital expenditures and additional tax payments to the Capital Group. In addition, we may make additional repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. In this regard, we have announced a definitive agreement to acquire all of the outstanding common stock of Celebrate Express for aggregate cash consideration of $31 million. Uses of Interactive Group cash in 2009 will include $903 million for our senior notes that mature in July 2009. We expect to use borrowing capacity under the QVC credit facilities, cash from operations and cash on hand to retire such senior notes.

        As of June 30, 2008, the aggregate commitments under QVC's credit agreements were $5.25 billion, and outstanding borrowings were $4.5 billion. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

         Entertainment Group.    The Entertainment Group's primary sources of cash in 2008 were the cash received in the News Corporation Exchange and $500 million attributed from the Capital Group as part of the Reclassification. As of June 30, 2008, the Entertainment Group had a cash balance of $1,029 million.

        In April, 2008, we purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. We funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares.

        The projected uses of Entertainment Group cash for the remainder of 2008 include approximately $10 million for interest payments on parent debt attributed to the Entertainment Group, $10 million for capital expenditures and additional tax payments to the Capital Group. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Entertainment Group. However, we do not have any commitments to make new investments at this time. Uses of Entertainment Group cash in 2009 will include $469 million to repay the first tranche of the DIRECTV equity collar credit facility.

        Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $1 billion of outstanding shares of Liberty Entertainment common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. We may alter or terminate the stock repurchase program at any time.

         Capital Group.    During the six months ended June 30, 2008, the Capital Group's primary uses of cash were debt repayments ($1,007 million), cash attributed to the Entertainment Group as part of the Reclassification ($500 million), loans and investments ($200 million) and repurchases of Liberty Capital common stock ($177 million).

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

        The Capital Group's primary sources of liquidity for the six months ended June 30, 2008 were borrowings under one of its existing equity collars ($1,125 million) and available cash on hand.

        In April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. As of June 30, 2008, we had made investments aggregating $259 million. See note 10 to the accompanying condensed consolidated financial statements for a discussion of the Investment Fund to which this bank facility relates.

        The projected uses of Capital Group cash for the remainder of 2008 include approximately $85 million for interest payments on debt attributed to the Capital Group, repurchases of Liberty Capital common stock and $75 million for film acquisition costs. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, tax payments from the Interactive Group and Entertainment Group, proceeds from collar expirations and dispositions of non-strategic assets. At June 30, 2008, the Capital Group's sources of liquidity include $2,116 million in cash and $4,448 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $21 million in 2008, $1,223 million in 2009 and $1,204 million in 2010 upon settlement of its AFS Derivatives.

        Prior to the maturity of the equity collars, the terms of certain of these instruments allow borrowings against the future put option proceeds at LIBOR plus an applicable spread, as the case may be. As of June 30, 2008, we had borrowed $625 million against certain equity collars, and the remaining borrowing capacity aggregated approximately $1,823 million. Such borrowings will reduce the cash proceeds upon settlement noted in the preceding paragraph.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2008 and considering the effects of our interest rate swap agreements, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$1,799	4.4%	$5,873	6.3%
Capital Group	$1,460	3.1%	$3,445	3.6%
Entertainment Group	$—	N/A	$2,597	3.5%

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

        At June 30, 2008, the fair value of our AFS securities attributed to the Interactive Group and the Capital Group was $1,735 million and $3,673 million, respectively. Had the market price of such securities been 10% lower at June 30, 2008, the aggregate value of such securities would have been $174 million and $367 million lower, respectively. The decrease attributable to the Capital Group would be partially offset by an increase in the value of our AFS Derivatives. Our exchangeable senior debentures are also subject to market risk. Because we mark these securities to fair value each reporting date, increases in the stock price of the respective underlying security result in higher liabilities and unrealized losses in our statement of operations.

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

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons, our minority interests in IAC/InterActiveCorp, Expedia and GSI Commerce, Inc. and $3,108 million principal amount (as of June 30, 2008) of our senior notes and debentures.

        The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. The results of operations of Backcountry and Bodybuilding are included in e-commerce businesses since their respective date of acquisition in the tables below. Fluctuations in e-commerce businesses from 2007 to 2008 are due primarily to the acquisitions of Backcountry in June 2007 and Bodybuilding in December 2007. In addition to these acquisitions, Provide's revenue and Adjusted OIBDA increased 29% and 63%, respectively, for the six months ended June 30, 2008 as compared to the corresponding prior year. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
QVC	$1,761	1,693	3,526	3,377
e-commerce businesses	193	98	378	185
Corporate and other	—	—	—	—

	$1,954	1,791	3,904	3,562

Adjusted OIBDA
QVC	$387	383	774	757
e-commerce businesses	27	13	49	22
Corporate and other	(4)	(3)	(12)	(4)

	$410	393	811	775

Operating Income (Loss)
QVC	$253	244	503	487
e-commerce businesses	14	7	27	11
Corporate and other	(5)	(4)	(11)	(7)

	$262	247	519	491

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

        QVC's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Net revenue	$1,761	1,693	3,526	3,377
Cost of sales	(1,108)	(1,058)	(2,228)	(2,118)

Gross profit	653	635	1,298	1,259
Operating expenses	(170)	(164)	(339)	(322)
SG&A expenses (excluding stock-based compensation)	(96)	(88)	(185)	(180)

Adjusted OIBDA	387	383	774	757
Stock-based compensation—SG&A	(5)	(5)	(10)	(16)
Depreciation and amortization	(129)	(134)	(261)	(254)

Operating income	$253	244	503	487

        Net revenue is generated in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
QVC-US	$1,181	1,184	2,357	2,358
QVC-UK	163	160	335	312
QVC-Germany	224	198	473	413
QVC-Japan	193	151	361	294

	$1,761	1,693	3,526	3,377

        QVC's consolidated net revenue increased 4.0% and 4.4% during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. The three month increase is comprised of $60 million due to a 4.0% increase in the average sales price per unit ("ASP") and $55 million due to favorable foreign currency rates. These increases were partially offset by an increase in estimated product returns and a decrease in the number of units shipped from 39.9 million in 2007 to 39.2 million in 2008. The six month increase in revenue is comprised of $109 million due to favorable foreign currency rates and $111 million due to a 3.6% increase in the ASP. These increases were partially offset by an increase in estimated product returns and a decrease in the number of units shipped from 78.8 million in 2007 to 77.8 million in 2008. Returns as a percent of gross product revenue increased from 19.0% to 20.1% and reflect a higher ASP and a shift in the mix from home products to accessories and jewelry products, which typically have higher return rates.

        During the six months ended June 30, 2008, the changes in revenue and expenses were impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and Adjusted OIBDA will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended June 30, 2008		Six months ended June 30, 2008
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	(0.3)%	(0.3)%	0.0%	0.0%
QVC-UK	1.9%	2.8%	7.4%	7.0%
QVC-Germany	13.1%	(3.1)%	14.5%	(0.7)%
QVC-Japan	27.8%	10.3%	22.8%	7.0%

        Revenue for QVC-US continues to be negatively impacted by a slow retail environment with sales weaknesses experienced in each product category as well as higher return rates. Revenue growth for QVC-UK was lower in the second quarter of 2008, as compared to the first quarter of 2008, due to a slow down in the sales of electronics and home products. QVC-Germany showed a decrease in revenue in local currency in the second quarter of 2008, as compared to an increase in local currency in the first quarter of 2008, as it continues to encounter increased competition and a soft retail market. QVC-Japan increased net revenue in local currency during the three and six months ended June 30, 2008, as compared to the corresponding prior year period, as it continues to overcome the impacts of the heightened regulatory focus on health and beauty product presentations which began in March 2007 and caused QVC-Japan to remove a number of products from its programming.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in households is expected to diminish in the UK and Japan. Therefore, future sales growth will primarily depend on additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage decreased approximately 40 basis points and 50 basis points during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to lower initial product margins in the home and apparel product areas and to a lesser extent, higher freight costs for product shipments.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, production costs, telecommunications expense and credit card processing fees. Operating expenses increased 3.7% and 5.3% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are primarily due to the increase in sales and to an increase in commissions due to new fixed-rate agreements in QVC-UK and QVC-Japan. Operating expenses as a percent of revenue were fairly consistent in 2008 and 2007.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, marketing and advertising expenses. Such expenses increased 9.1% and 2.8% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period due primarily to increases in personnel expenses and bad debt expense.

        QVC's Adjusted OIBDA increased 1.0% and 2.2% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such increase in Adjusted OIBDA was less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the increases noted in operating expenses.

Entertainment Group

        The Entertainment Group is comprised of our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, as well as equity interests in DIRECTV, GSN and WildBlue, $995 million of corporate cash, $551 million principal amount (as of June 30, 2008) of our senior exchangeable debentures, an equity collar on 110 million shares of DIRECTV common stock and $1,993 of borrowings against the put value of such collar.

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

Material Changes in Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
Starz Entertainment	$275	254	548	519
Corporate and other	84	17	121	32

	$359	271	669	551

Adjusted OIBDA
Starz Entertainment	$68	55	142	128
Corporate and other	(6)	—	1	(4)

	$62	55	143	124

Operating Income (Loss)
Starz Entertainment	$53	42	113	102
Corporate and other	(18)	(5)	(16)	(15)

	$35	37	97	87

         Revenue.    The Entertainment Group's combined revenue increased $88 million or 32.5% and $118 million or 21.4% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to our acquisition of Liberty Sports Group, which generated $67 million and $88 million in revenue, and to Starz Entertainment.

         Adjusted OIBDA.    The Entertainment Group's Adjusted OIBDA increased $7 million and $19 million during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. In addition to the increases for Starz Entertainment, Liberty Sports Group generated negative Adjusted OIBDA of $5 million for the three months ended June 30, 2008 and positive Adjusted OIBDA of $5 million since our acquisition in February 2008. Liberty Sports Group amortizes its sports rights over the respective sports season (e.g. baseball rights are primarily amortized during the second and third quarters of the year), and therefore has lower Adjusted OIBDA and operating income in these quarters.

         Operating income.    The Entertainment Group's operating income decreased $2 million and increased $10 million for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. In addition to the increases for Starz Entertainment, Liberty Sports Group generated an operating loss of $8 million for the three months ended June 30, 2008 and operating income of $1 million since our acquisition in February 2008.

         Starz Entertainment.    Starz Entertainment primarily provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2008 through 2012. During the six months ended June 30, 2008, 70.7% of Starz Entertainment's revenue was generated by its four largest customers, Comcast

Corporation, Echostar Communications, DIRECTV and Time Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreements with DIRECTV and EchoStar expire in December 2008 and June 2009, respectively. In addition, the affiliation agreement with Time Warner has expired. Starz Entertainment is currently in negotiations with Time Warner regarding a new agreement. There can be no assurance that any new agreement with Time Warner will have economic terms comparable to the old agreement.

        Starz Entertainment's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Revenue	$275	254	548	519
Operating expenses	(165)	(172)	(332)	(339)
SG&A expenses	(42)	(27)	(74)	(52)

Adjusted OIBDA	68	55	142	128
Stock-based compensation	(10)	(7)	(20)	(14)
Depreciation and amortization	(5)	(6)	(9)	(12)

Operating income	$53	42	113	102

        Starz Entertainment's revenue increased 8.3% and 5.6% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to higher rates under the new DIRECTV contract signed in the third quarter of 2007 ($13 million and $23 million for the three and six month periods, respectively) and to a lesser extent, increases in the weighted average number of subscription units ($6 million and $3 million, respectively). The Starz movie service and the Encore and Thematic Multiplex Channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 6.0% and 5.7% for the three and six months ended June 30, 2008, respectively, and EMP average subscription units increased 10.8% and 11.3% for the three and six months ended June 30, 2008, respectively. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, more than 75% of such subscription increases and approximately 36% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the six months ended June 30, 2008.

        At June 30, 2008, cable, DTH satellite, and other distribution media represented 66.7%, 28.9% and 4.4%, respectively, of Starz Entertainment's total subscription units.

        Starz Entertainment's operating expenses decreased for the three and six months ended June 30, 2008, as compared to the corresponding prior year period. Such decreases are due to decreases in programming license fees, which comprise approximately 94% of operating expenses. The three and six month decreases in programming license fees are due to lower bonus payment amortization ($8 million and $15 million) and a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($15 million and $16 million), partially offset by a higher effective rate for first-run movies exhibited in 2008 ($16 million and $25 million).

        Starz Entertainment's SG&A expenses increased $15 million and $22 million for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to higher marketing expenses related to a new branding campaign and higher salary and personnel expenses.

Capital Group

        The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group or the Entertainment Group, including controlling interests in Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, as well as minority interests in Time Warner, Sprint Nextel Corporation and other public and private companies, $2,116 million of cash, including subsidiary cash, and $4,817 million principal amount (as of June 30, 2008) of our exchangeable senior debentures and bank debt.

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

Material Changes in Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
Starz Media	$57	66	119	127
Corporate and other	117	65	146	76

	$174	131	265	203

Adjusted OIBDA
Starz Media	$(19)	(16)	(43)	(26)
Corporate and other	(21)	(15)	(56)	(34)

	$(40)	(31)	(99)	(60)

Operating Income (Loss)
Starz Media	$(22)	(21)	(49)	(34)
Corporate and other	(46)	(36)	(108)	(68)

	$(68)	(57)	(157)	(102)

         Revenue.    The Capital Group's combined revenue increased $43 million or 32.8% and $62 million or 30.5% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to ANLBC which increased $46 million and $52 million due to our May 2007 acquisition. Included in Capital Group's revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date and payments received aggregated $12 million and $11 million for the six months period ended June 30, 2008 and 2007, respectively.

        Pursuant to TruePosition's services contract with AT&T Corp., TruePosition is required to develop and deliver additional software features. Because TruePosition does not have vendor specific objective evidence related to the value of these additional features, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition currently estimates that the last of these features will be delivered in the third quarter of 2009. Accordingly, absent any further contractual changes, TruePosition will not recognize any significant revenue under this contract until the fourth quarter of 2009. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract has been extended until June 2009. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

         Adjusted OIBDA.    The Capital Group's Adjusted OIBDA decreased $9 million and $39 million during the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases are due to Starz Media, ANLBC and TruePosition. ANLBC's business is seasonal with the vast majority of its revenue recognized in the second and third quarters of the year. Therefore, ANLBC generally operates at a loss in the first and fourth quarters.

         Operating income.    The Capital Group's operating income decreased $11 million and $55 million for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases are due to Starz Media, ANLBC and TruePosition. Starz Media's Adjusted OIBDA loss and operating loss increased in 2008 due primarily to marketing and advertising costs incurred in connection with the theatrical release of films by Overture Films. We currently expect Starz Media to continue incurring Adjusted OIBDA losses and operating losses for the next two to three years.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 29, 2008 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed on May 8, 2008. There have been no material developments in such legal proceedings during the six months ended June 30, 2008, except as noted below.

Liberty/IAC Litigation

        In January 2008, IAC, Barry Diller, Chairman of the Board and CEO of IAC, and our company filed a series of complaints against each other and the board of directors of IAC in the Court of Chancery (the "Chancery Court") of the State of Delaware relating to IAC's proposal to spin off certain of its businesses. All of these actions were consolidated by the Chancery Court on February 6, 2008 in the action styled In re IAC/InterActiveCorp C.A. No. 3486-VCL. After the trial of the consolidated action was concluded on March 14, 2008, the Chancery Court entered an opinion and order on March 28, 2008 dismissing certain of the actions in the consolidated action. We subsequently filed a notice of appeal of the Chancery Court's decision. On May 13, 2008, we entered into an agreement with IAC and Barry Diller to, among other things, settle the consolidated action. On May 28, 2008, the Chancery Court entered an order dismissing the actions in the consolidated action, without prejudice.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (c)
  Purchases of Equity Securities by the Issuer

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
April 1-30, 2008	—	N/A	—	$300.0 million
May 1-31, 2008	3,174,703	$14.95	3,174,703	$252.5 million
June 1-30, 2008	8,840,328	$14.66	8,840,328	$122.9 million

Total	12,015,031		12,015,031

        In connection with the reclassification of Old Liberty's Capital Group stock into Entertainment Group stock and Capital Group stock, Liberty's board of directors approved a program to repurchase up to $300 million of Liberty Capital common stock. Liberty may alter or terminate the program at any time.

In addition to the shares listed in the table above, 1,326 shares of Series A Liberty Capital common stock, 4,344 shares of Series A Liberty Interactive common stock and 5,451 shares of Series A Liberty Entertainment common stock were surrendered in the second quarter of 2008 by certain of our officers to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of stockholders held on June 6, 2008, the following matters were voted on and approved by the stockholders of the Company:

1.
Election of the following to the Company's Board of Directors:

	Votes for	Votes withheld
David E. Rapley	1,595,307,405	178,809,665
Larry E. Romrell	1,594,939,618	179,177,452

        The foregoing nominees also served on the Company's board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Robert R. Bennett, Donne F. Fisher, Paul A. Gould, Gregory B. Maffei, John C. Malone and M. LaVoy Robison. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.

	Votes for	Votes against	Abstentions
2. Ratification of KPMG LLP as the Company's independent auditors for the fiscal year ended December 31, 2008	1,603,938,722	4,916,393	1,277,285

        There were no broker non-votes with respect to this proposal.

        For this proposal, proxies representing 163,984,670 votes were not returned.

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

LIBERTY MEDIA CORPORATION
Date: August 11, 2008	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: August 11, 2008	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: August 11, 2008	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*
99.1	Attributed Financial Information for Tracking Stock Groups*

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
June 30 , 2008 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX