Form 10-Q
period 2008-09-30
LIBERTY MEDIA CORP
filed 2008-11-06
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33982

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

        The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2008 was:

Series A Liberty Capital common stock 91,618,446 shares;
Series B Liberty Capital common stock 6,024,874 shares;
Series A Liberty Interactive common stock 564,386,522 shares;
Series B Liberty Interactive common stock 29,443,666 shares;
Series A Liberty Entertainment common stock 493,259,148 shares; and
Series B Liberty Entertainment common stock 23,707,088 shares.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2008	December 31, 2007
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,874	3,135
Trade and other receivables, net	1,350	1,517
Inventory, net	1,157	975
Program rights	506	515
Short-term marketable securities (note 6)	523	—
Financial instruments (note 12)	983	23
Other current assets	212	144

Total current assets	8,605	6,309

Investments in available-for-sale securities and other cost investments, including $598 million and $1,183 million pledged as collateral for share borrowing arrangements (note 8)	3,969	17,569
Long-term financial instruments (note 12)	970	1,590
Investments in affiliates accounted for using the equity method (note 9)	15,742	1,817
Investment in special purpose entity (note 10)	—	750
Property and equipment, at cost	1,977	1,894
Accumulated depreciation	(660)	(543)

	1,317	1,351

Intangible assets not subject to amortization:
Goodwill (note 11)	8,073	7,855
Trademarks	2,514	2,515
Other	173	173

	10,760	10,543

Intangible assets subject to amortization, net	3,612	3,863
Other assets, net (note 10)	1,620	1,857

Total assets	$46,595	45,649

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, (Continued)

(unaudited)

	September 30, 2008	December 31, 2007
	amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$626	605
Accrued interest	105	148
Other accrued liabilities	832	936
Financial instruments (note 12)	662	1,206
Current portion of debt (note 13)	1,566	191
Accrued stock compensation	225	207
Current deferred income tax liabilities	601	93
Other current liabilities	59	88

Total current liabilities	4,676	3,474

Long-term debt, including $2,333 million and $3,690 million measured at fair value (note 13)	12,699	11,524
Long-term financial instruments (note 12)	237	176
Deferred income tax liabilities	5,540	8,458
Other liabilities	1,655	1,565

Total liabilities	24,807	25,197

Minority interests in equity of subsidiaries (note 10)	131	866
Stockholders' equity (note 15):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 97,290,932 shares at September 30, 2008	1	—
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 6,024,874 shares at September 30, 2008	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 564,382,998 shares at September 30, 2008 and 568,864,900 shares at December 31, 2007	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,451,366 shares at September 30, 2008 and 29,502,405 shares at December 31, 2007	—	—
Series A Liberty Entertainment common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 493,264,390 shares at September 30, 2008	5	—
Series B Liberty Entertainment common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 23,707,088 shares at September 30, 2008	—	—
Old Series A Liberty Capital common stock, $.01 par value. Issued and outstanding 123,154,134 shares at December 31, 2007	—	1
Old Series B Liberty Capital common stock, $.01 par value. Issued and outstanding 5,988,319 shares at December 31, 2007	—	—
Additional paid-in capital	25,177	25,637
Accumulated other comprehensive earnings, net of taxes	225	4,073
Accumulated deficit	(3,757)	(10,131)

Total stockholders' equity	21,657	19,586

Commitments and contingencies (note 16)
Total liabilities and stockholders' equity	$46,595	45,649

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$1,798	1,760	5,702	5,322
Communications and programming services	580	491	1,514	1,245

	2,378	2,251	7,216	6,567

Operating costs and expenses:
Cost of sales	1,179	1,116	3,645	3,338
Operating	582	497	1,581	1,358
Selling, general and administrative, including stock-based compensation (note 4)	347	222	908	656
Depreciation and amortization	179	176	532	499
Impairment of long-lived assets	34	41	34	41

	2,321	2,052	6,700	5,892

Operating income	57	199	516	675
Other income (expense):
Interest expense	(190)	(173)	(543)	(468)
Dividend and interest income	38	107	138	246
Share of earnings (losses) of affiliates, net	141	(1)	351	24
Realized and unrealized gains (losses) on financial instruments, net (note 12)	77	400	(245)	493
Gains (losses) on dispositions of assets, net	(2)	2	3,679	637
Other than temporary declines in fair value of investments (note 8)	(444)	—	(445)	—
Other, net	(24)	2	(25)	7

	(404)	337	2,910	939

Earnings (loss) from continuing operations before income taxes and minority interests	(347)	536	3,426	1,614
Income tax benefit (expense) (note 14)	107	(215)	1,937	(45)
Minority interests in earnings of subsidiaries	(8)	(2)	(29)	(21)

Earnings (loss) from continuing operations	(248)	319	5,334	1,548
Earnings from discontinued operations, net of taxes	—	—	—	149

Net earnings (loss)	$(248)	319	5,334	1,697

Net earnings (loss):
Liberty Capital common stock	$(110)	—	(245)	—
Liberty Interactive common stock	(283)	78	(66)	271
Liberty Entertainment common stock	147	—	245	—
Old Liberty Capital common stock	—	241	5,402	1,426
Inter-group eliminations	(2)	—	(2)	—

	$(248)	319	5,334	1,697

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations per common share (note 5):
Series A and Series B Liberty Capital common stock	$(1.01)	—	(2.06)	—
Series A and Series B Liberty Interactive common stock	$(.48)	.12	(.11)	.42
Series A and Series B Liberty Entertainment common stock	$.28	—	.47	—
Old Series A and Series B Liberty Capital common stock	$—	1.87	41.88	9.60
Diluted earnings (loss) from continuing operations per common share (note 5):
Series A and Series B Liberty Capital common stock	$(1.01)	—	(2.06)	—
Series A and Series B Liberty Interactive common stock	$(.48)	.12	(.11)	.42
Series A and Series B Liberty Entertainment common stock	$.28	—	.47	—
Old Series A and Series B Liberty Capital common stock	$—	1.85	41.55	9.53
Basic net earnings (loss) per common share (note 5):
Series A and Series B Liberty Capital common stock	$(1.01)	—	(2.06)	—
Series A and Series B Liberty Interactive common stock	$(.48)	.12	(.11)	.42
Series A and Series B Liberty Entertainment common stock	$.28	—	.47	—
Old Series A and Series B Liberty Capital common stock	$—	1.87	41.88	10.72
Diluted net earnings (loss) per common share (note 5):
Series A and Series B Liberty Capital common stock	$(1.01)	—	(2.06)	—
Series A and Series B Liberty Interactive common stock	$(.48)	.12	(.11)	.42
Series A and Series B Liberty Entertainment common stock	$.28	—	.47	—
Old Series A and Series B Liberty Capital common stock	$—	1.85	41.55	10.64

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Net earnings (loss)	$(248)	319	5,334	1,697

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(117)	68	(41)	90
Unrealized holding losses arising during the period	(44)	(270)	(766)	(317)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	273	(1)	(2,000)	(397)
Change in fair value of cash flow hedges	—	—	(1)	—

Other comprehensive earnings (loss)	112	(203)	(2,808)	(624)

Comprehensive earnings (loss)	$(136)	116	2,526	1,073

Comprehensive earnings (loss):
Liberty Capital common stock	$(111)	—	(249)	—
Liberty Interactive common stock	(168)	(78)	(279)	103
Liberty Entertainment common stock	145	—	240	—
Old Liberty Capital common stock	—	194	2,816	970
Inter-group eliminations	(2)	—	(2)	—

	$(136)	116	2,526	1,073

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2008	2007
	amounts in millions (note 6)
Cash flows from operating activities:
Net earnings	$5,334	1,697
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(149)
Depreciation and amortization	532	499
Impairment of long-lived assets	34	41
Stock-based compensation	67	57
Cash payments for stock-based compensation	(22)	(38)
Share of earnings of affiliates, net	(351)	(24)
Realized and unrealized losses (gains) on financial instruments, net	245	(493)
Gains on disposition of assets, net	(3,679)	(637)
Other than temporary declines in fair value of investments	445	—
Minority interests in earnings of subsidiaries	29	21
Deferred income tax benefit	(2,190)	(74)
Other noncash charges, net	114	47
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	(84)	(245)
Payables and other current liabilities	(149)	(11)

Net cash provided by operating activities	325	691

Cash flows from investing activities:
Cash proceeds from dispositions	24	477
Net proceeds (payments) from settlement of financial instruments	12	(66)
Cash paid for acquisitions, net of cash acquired	(77)	(126)
Cash received in exchange transactions	465	1,154
Capital expended for property and equipment	(131)	(254)
Net sales (purchases) of short term investments	79	(215)
Investments in and loans to cost and equity investees	(2,549)	(91)
Reclass of cash to short-term marketable securities	(523)	—
Investment in special purpose entity	—	(750)
Net decrease (increase) in restricted cash	367	(735)
Other investing activities, net	(60)	(11)

Net cash used by investing activities	(2,393)	(617)

Cash flows from financing activities:
Borrowings of debt	4,658	1,612
Repayments of debt	(1,284)	(351)
Repurchases of Liberty common stock	(482)	(2,126)
Contribution from minority owner	—	751
Other financing activities, net	(86)	11

Net cash provided (used) by financing activities	2,806	(103)

Effect of foreign currency exchange rates on cash	1	10

Net cash provided by discontinued operations:
Cash provided by operating activities	—	8
Cash used by investing activities	—	(9)
Change in available cash held by discontinued operations	—	2

Net cash provided by discontinued operations	—	1

Net increase (decrease) in cash and cash equivalents	739	(18)
Cash and cash equivalents at beginning of period	3,135	3,107

Cash and cash equivalents at end of period	$3,874	3,089

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
Nine months ended September 30, 2008

		Common stock
		Liberty Capital		Liberty Interactive		Liberty Entertainment		Old Liberty Capital			Accumulated other comprehensive earnings
	Preferred stock									Additional paid-in capital		Accumulated deficit	Total stockholders' equity
		Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2008	$—	—	—	6	—	—	—	1	—	25,637	4,073	(10,131)	19,586
Net earnings	—	—	—	—	—	—	—	—	—	—	—	5,334	5,334
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(2,808)	—	(2,808)
Distribution of Liberty Entertainment and Liberty Capital common stock to stockholders	—	1	—	—	—	5	—	(1)	—	(5)	—	—	—
Cumulative effect of accounting change (note 8)	—	—	—	—	—	—	—	—	—	—	(1,040)	1,040	—
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(75)	—	—	(75)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(407)	—	—	(407)
Stock compensation	—	—	—	—	—	—	—	—	—	27	—	—	27

Balance at September 30, 2008	$—	1	—	6	—	5	—	—	—	25,177	225	(3,757)	21,657

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
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

(2)   Tracking Stocks

        Prior to March 3, 2008, Liberty had two tracking stocks—Liberty Interactive common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Interactive Group and the Capital Group, respectively. On March 3, 2008, Liberty completed a reclassification (the "Reclassification") of its Liberty Capital common stock (herein referred to as "Old Liberty Capital common stock") whereby each share of Old Series A Liberty Capital common stock was reclassified into four shares of Series A Liberty Entertainment common stock and one share of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

new Series A Liberty Capital common stock, and each share of Old Series B Liberty Capital common stock was reclassified into four shares of Series B Liberty Entertainment common stock and one share of new Series B Liberty Capital common stock. The Liberty Entertainment common stock is intended to track and reflect the economic performance of the Entertainment Group. The Reclassification did not change the businesses, assets and liabilities attributed to the Interactive Group.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), BuySeasons, Inc. ("BuySeasons"), Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Ticketmaster ("Ticketmaster"), Tree.com, Inc. ("Lending Tree") and IAC/InterActiveCorp ("IAC"). The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group. In addition, Liberty has attributed $3,108 million principal amount (as of September 30, 2008) of its senior notes and debentures to the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group and which were previously attributed to the Capital Group. The Entertainment Group focuses primarily on video programming, communications businesses and the direct-to-home satellite distribution business and includes Liberty's ownership interest in The DIRECTV Group, Inc. ("DIRECTV"), as well as an equity collar on 110 million of shares of DIRECTV common stock and $2,011 million of borrowings against the put value of such equity collar. Liberty has also attributed to the Entertainment Group its wholly-owned subsidiaries, Starz Entertainment, LLC ("Starz Entertainment"), FUN Technologies, Inc. ("FUN"), and three regional sports television networks ("Liberty Sports Group") and equity interests in GSN, LLC and WildBlue Communications. In addition, Liberty has attributed $973 million of corporate cash and $551 million principal amount of its publicly- traded debt to the Entertainment Group. The Entertainment Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Entertainment Group, including such other businesses as Liberty may acquire for the Entertainment Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Entertainment Group. Subsequent to the Reclassification, the assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Station"); and its interests in Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group. In addition, Liberty has attributed $1,356 million of cash, including subsidiary cash, $523 million of short-term marketable securities and $4,815 million principal amount (as of September 30, 2008) of its senior exchangeable debentures and bank debt to the Capital Group.

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

        The Company calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2008 is 25.3% for Liberty Interactive

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Awards and 19.7% for Liberty Capital and Liberty Entertainment Awards. The volatility used in the calculation for Awards granted in 2007 is 20.8% for Liberty Interactive Awards and 17.5% for Liberty Capital Awards and is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2008	$24
September 30, 2007	$17
Nine months ended:
September 30, 2008	$67
September 30, 2007	$57

        As of September 30, 2008, the total compensation cost related to unvested Liberty equity awards was approximately $66 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

Liberty Awards

        During the nine months ended September 30, 2008, Liberty granted 5,510, 20,570 and 4,095,574 options to purchase shares of Series A Liberty Capital, Series A Liberty Entertainment and Series A Liberty Interactive common stock, respectively, to employees of certain subsidiaries. Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. Such options granted in 2008 had a weighted average grant-date fair value of $4.12, $6.51 and $3.84 per option, respectively.

        The following tables present the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A Liberty Capital common stock	WAEP	Series B Liberty Capital common stock	WAEP	Old Series A Liberty Capital common stock	WAEP	Old Series B Liberty Capital common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—		2,787	$97.21	1,498	$101.37
Granted	6	$16.17	—		—		—
Exercised	(20)	$11.04	(90)	$12.69	(6)	$62.91	—
Forfeited	(7)	$14.20	—		(1)	$92.47	—
Converted in connection with the Reclassification	2,780	$14.20	1,498	$15.05	(2,780)		(1,498)

Outstanding at September 30, 2008	2,759	$14.22	1,408	$15.20	—		—

Exercisable at September 30, 2008	2,046	$13.89	1,408	$15.20	—		—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Series A Liberty Interactive common stock	WAEP	Series B Liberty Interactive common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	24,811	$19.97	7,491	$23.41
Granted	4,096	$14.08	—
Exercised	(36)	$12.62	—
Forfeited	(2,078)	$17.98	—

Outstanding at September 30, 2008	26,793	$19.21	7,491	$23.41

Exercisable at September 30, 2008	14,579	$20.53	7,491	$23.41

	Series A Liberty Entertainment common stock	WAEP	Series B Liberty Entertainment common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—
Issued in connection with the Reclassification	11,120	$20.74	5,993	$21.57
Granted	20	$25.54	—
Exercised	(359)	$19.17	—
Forfeited	(26)	$23.61	—

Outstanding at September 30, 2008	10,755	$20.79	5,993	$21.57

Exercisable at September 30, 2008	7,906	$20.29	5,993	$21.57

        The following table provides additional information about outstanding options to purchase Liberty common stock at September 30, 2008.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	2,759	$14.22	4.1 years	$2,146	2,046	$13.89	$1,705
Series B Capital	1,408	$15.20	2.4 years	$—	1,408	$15.20	$—
Series A Interactive	26,793	$19.21	4.8 years	$—	14,579	$20.53	$—
Series B Interactive	7,491	$23.41	2.7 years	$—	7,491	$23.41	$—
Series A Entertainment	10,755	$20.79	4.1 years	$49,515	7,906	$20.29	$41,257
Series B Entertainment	5,993	$21.57	2.7 years	$19,335	5,993	$21.57	$19,335

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Old Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares.

	Old Liberty Capital Common Stock
	Period from January 1, 2008 through March 3, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2007
	numbers of shares in millions
Basic EPS	129	129	133
Stock options	1	1	1

Diluted EPS	130	130	134

        Earnings from discontinued operations per common share for the nine months ended September 30, 2007 was $1.12.

Liberty Capital Common Stock

        The basic and diluted EPS calculation for the three months ended September 30, 2008 and the period from March 4, 2008 to September 30, 2008 is based on 109 million and 119 million weighted average outstanding shares, respectively. Excluded from diluted EPS for the period from March 4, 2008 to September 30, 2008 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

Liberty Interactive Common Stock

        The basic EPS calculation is based on the 594 million weighted average outstanding shares for each of the three and nine months ended September 30, 2008 and 628 million and 643 million weighted average outstanding shares for the three and nine months ended September 30, 2007, respectively. Due to the relative insignificance of the dilutive securities, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the nine months ended September 30, 2008 are approximately 34 million potential common shares because their inclusion would be anti-dilutive.

Liberty Entertainment Common Stock

        The basic EPS calculation for each of the three month period ended September 30, 2008 and the period from March 4, 2008 to September 30, 2008 is based on 517 million weighted average outstanding shares. Due to the relative insignificance of the dilutive securities, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the period from March 4, 2008 to September 30, 2008 are approximately 3 million potential common shares because their inclusion would be anti-dilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(6)   Supplemental Disclosures to Statements of Cash Flows

	Nine months ended September 30,
	2008	2007
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$77	164
Net liabilities assumed	(17)	(33)
Deferred tax liabilities	17	3
Minority interest	—	(1)
Common stock issued	—	(7)

Cash paid for acquisitions, net of cash acquired	$77	126

Available-for-sale securities exchanged for consolidated subsidiaries, equity investment and cash	$10,144	1,718

        At September 30, 2008, Liberty's short-term marketable securities represent an investment in The Reserve Primary Fund (the "Primary Fund"), a money market fund that has suspended redemptions and is being liquated. In mid-September, the net asset value of the Primary Fund decreased below $1 per share. Accordingly, Liberty recorded a $6 million loss to recognize its pro rata share of the estimated loss in this investment. Liberty has requested the redemption of its investment in the Primary Fund, and expects distributions will occur as the Primary Fund's assets mature or are sold. While Liberty expects to receive substantially all of its current holdings in the Primary Fund, it cannot predict when this will occur or the amount it will receive. Accordingly, Liberty has reclassified its investment from cash and cash equivalents to short-term investments in the accompanying condensed consolidated balance sheet as of September 30, 2008. Subsequent to September 30, 2008, Liberty received a distribution of $268 million from the Primary Fund.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The provisions of FSP 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at September 30, 2008 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,460	3,689	771	—
Financial instrument assets	$1,953	—	1,953	—
Financial instrument liabilities	$899	598	301	—
Debt	$2,333	—	2,333	—

        The Company uses the Black Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities. For the Company's debt instruments reported at fair value, the Company gets quoted market prices. However, the Company does not believe such instruments are traded on "active markets." Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

(8)   Investments in Available-for-Sale Securities and Other Cost Investments

        Effective January 1, 2008, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale ("AFS") securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Previously under Statement of Financial Accounting Standards No. 115, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying September 30, 2008 condensed consolidated statement of operations. The amount of unrealized gains related to the Statement 159 Securities and included in accumulated other comprehensive earnings in the Company's balance sheet as of the date of adoption of Statement 159 aggregated $1,040 million and has been reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $3,067 million as of September 30, 2008. Liberty continues to account for its investment in IAC/InterActiveCorp under the provisions of Statement of Financial Accounting Standards No. 115.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Investments in available-for-sale securities and other cost investments are summarized as follows:

	September 30, 2008	December 31, 2007
	amounts in millions
Capital Group
Time Warner Inc. ("Time Warner")(1)	$1,346	1,695
Sprint Nextel Corporation(2)	533	1,150
Motorola, Inc.(3)	528	1,187
Viacom, Inc.	189	333
Embarq Corporation(4)	177	216
Other available-for-sale equity securities(5)	42	104
Other available-for-sale debt securities	252	156
Other cost investments	32	32

Total attributed Capital Group	3,099	4,873

Interactive Group
IAC/InterActiveCorp ("IAC")	720	1,863
Other	147	181

Total attributed Interactive Group	867	2,044

Entertainment Group
News Corporation	—	10,647
Other	3	5

Total attributed Entertainment Group	3	10,652

Consolidated Liberty	$3,969	17,569

(1)
Includes $119 million and $150 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(2)
Includes $55 million and $118 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(3)
Includes $371 million and $833 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(4)
Includes $18 million and $22 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(5)
Includes $35 million and $60 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

IAC

        In the first quarter of 2008, Liberty purchased an additional 14 million shares of IAC common stock in a private transaction for cash consideration of $339 million.

        During the three months ended September 30, 2008, Liberty determined that its investment in IAC had experienced an other than temporary decline in value. As a result, Liberty recognized a $440 million impairment loss in the third quarter of 2008 prior to the spin offs described below. The primary factors Liberty considered in determining the timing of the recognition of such impairment

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

were the length of time IAC traded below Liberty's cost basis and the lack of near-term prospects for recovery.

        On August 21, 2008, IAC completed the spinoff of four separate subsidiaries, HSN, Inc., Interval Leisure Group, Inc, Ticketmaster and Tree.com, Inc, to its shareholders, including Liberty. Liberty holds an approximate 30% ownership interest in each of these companies and accordingly, accounts for them using the equity method of accounting.

News Corporation

        On February 27, 2008, Liberty exchanged all of its shares of News Corporation common stock for a subsidiary of News Corporation. See note 9 for further discussion of this transaction.

Time Warner

        On May 17, 2007, Liberty completed a transaction with Time Warner (the "Time Warner Exchange") in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million on the closing date for a subsidiary of Time Warner which holds ANLBC, Leisure Arts and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

CBS Corporation

        On April 16, 2007, Liberty completed a transaction with CBS Corporation (the "CBS Exchange") pursuant to which Liberty exchanged all of its 7.6 million shares of CBS Class B common stock valued at $239 million on the closing date for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash. Liberty recognized a pre-tax gain of $31 million based on the difference between the fair value and the weighted average cost basis of the CBS shares exchanged.

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

	September 30, 2008		December 31, 2007
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$82	—	6,249	—
Gross unrealized holding losses	$—	—	—	(12)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(9)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2008 and the carrying amount at December 31, 2007:

	September 30, 2008		December 31, 2007
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Entertainment Group
DIRECTV	50.5%	$13,027	—
Other	various	280	249
Interactive Group
Expedia	24.1%	1,352	1,301
Other	various	815	10
Capital Group
Other	various	268	257

		$15,742	1,817

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Nine months ended September 30,
	2008	2007
	amounts in millions
Entertainment Group
DIRECTV	$301	—
Other	13	12
Interactive Group
Expedia	58	52
Other	—	9
Capital Group
Other	(21)	(49)

	$351	24

DIRECTV

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

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

        The value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,213 million. Such amount has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Subscriber list	$2,381
Trade name	2,677
Orbital slots	3,693
Goodwill	2,546
Satellites	167
Software technology	527
Deferred tax liability	(3,778)

Total	$8,213

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets. Such estimates are preliminary and are subject to change upon completion of Liberty's purchase price allocation process. Liberty has ascribed a useful life of 7 years to the subscriber list, 12 years to the satellites, 8 years to the technology and indefinite lives to the orbital slots, tradenames and goodwill. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $153 million (net of related taxes) for the 7 months ended September 30, 2008.

        On April 3, 2008, Liberty purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. Liberty funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares. As of May 5, 2008, Liberty's ownership in DIRECTV was approximately 47.9%, and Liberty and DIRECTV entered into a standstill agreement. Pursuant to the standstill agreement, in the event Liberty's ownership interest goes above 47.9% due to stock repurchases by DIRECTV Liberty has agreed to vote its shares of DIRECTV which represent the excess ownership interest above 47.9% in the same proportion as all DIRECTV shareholders other than Liberty. Accordingly, although Liberty's economic ownership in DIRECTV is above 50%, Liberty continues to account for such investment using the equity method of accounting. Liberty records its share of DIRECTV's earnings based on its economic interest in DIRECTV.

        During the period from February 27, 2008 to September 30, 2008, subsidiaries of Liberty recognized aggregate revenue of $183 million from DIRECTV for distribution of their programming. In

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

addition, subsidiaries of Liberty made aggregate payments of $21 million to DIRECTV for carriage and marketing. The fair value of the Company's investment in DIRECTV was $14,366 million at September 30, 2008. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheet

September 30, 2008
amounts in millions
Current assets	$5,022
Satellites, net	2,515
Property and equipment, net	4,044
Goodwill	3,786
Intangible assets	1,275
Other assets	873

Total assets	$17,515

Current liabilities	$3,387
Deferred income taxes	613
Long-term debt	5,755
Other liabilities	1,764
Minority interest	71
Stockholders' equity	5,925

Total liabilities and equity	$17,515

  DIRECTV Consolidated Statement of Operations

Nine months ended September 30, 2008
amounts in millions
Revenue	$14,379
Costs of revenue	(7,122)
Selling, general and administrative expenses	(3,466)
Depreciation and amortization	(1,675)

Operating income	2,116
Interest expense	(248)
Other income, net	33
Income tax expense	(712)

Net earnings	$1,189

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Expedia

        The fair value of the Company's investment in Expedia was $1,046 million and $2,189 million at September 30, 2008 and December 31, 2007, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheet

September 30, 2008
amounts in millions
Current assets	$1,286
Property and equipment	242
Goodwill	6,304
Intangible assets	1,075
Other assets	82

Total assets	$8,989

Current liabilities	$2,051
Deferred income taxes	390
Long-term debt	1,144
Other liabilities	236
Minority interest	58
Stockholders' equity	5,110

Total liabilities and equity	$8,989

  Expedia Consolidated Statements of Operations

	Nine months ended September 30,
	2008	2007
	amounts in millions
Revenue	$2,316	2,000
Cost of revenue	(498)	(416)

Gross profit	1,818	1,584
Selling, general and administrative expenses	(1,306)	(1,124)
Amortization	(52)	(59)

Operating income	460	401
Interest expense	(49)	(35)
Other income (expense), net	(5)	18
Income tax expense	(164)	(153)

Net earnings	$242	231

Spin Off Companies from IAC

        As described in note 8, IAC completed the spin off of HSN, Interval, Ticketmaster and Lending Tree (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30%

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

ownership interest in each of the Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies, and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the Spin Off Companies on a three month lag due to timeliness considerations. Since the spin off occurred in the third quarter of 2008, Liberty will record its initial share of income or losses for the Spin Off Companies in the fourth quarter of 2008.

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

        Prior to the first quarter of 2008, the various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "Consolidation of Variable Interest Entities," and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," and related interpretations, resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and available-for-sale securities, respectively. The $750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC was presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC was reflected as minority interest in Liberty's condensed consolidated balance sheet. The structural form of the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

        In the first quarter of 2008 and as a result of the occurrence of certain triggering events contained in the terms of the Investment Fund, a portion of the Investment Fund structure was unwound, and MFC was liquidated. Accordingly, Liberty's preferred stock investment in MFC and the minority interest in LCAP Investments LLC were eliminated in equal amounts.

        The amount of restricted cash in the Investment Fund at September 30, 2008 is $530 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2008	$5,419	1,371	1,065	7,855
Acquisitions(1)	—	—	299	299
Impairment(2)	—	—	(34)	(34)
Foreign currency translation	(31)	—	(3)	(34)
Other	(2)	—	(11)	(13)

Balance at September 30, 2008	$5,386	1,371	1,316	8,073

(1)
The increase in goodwill relates primarily to the News Corporation Exchange. The amount of goodwill recorded of $249 million represents the difference between the value allocated to Liberty Sports Group and the estimated fair value of the Liberty Sports Group identifiable tangible and intangible assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

(2)
During the third quarter of 2008, Liberty determined that the goodwill related to WFRV TV Station was impaired. Liberty has estimated the amount of such impairment based on the information available at the time of the accompanying condensed consolidated financial statements. Any subsequent adjustments to such impairment will be reflected in Liberty's financial statements for the year ended December 31, 2008.

Amortizable Intangible Assets

        Amortization of intangible assets with finite useful lives was $389 million and $384 million for the nine months ended September 30, 2008 and 2007, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2008	$120
2009	$477
2010	$441
2011	$402
2012	$376

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(12) Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	September 30, 2008	December 31, 2007
	amounts in millions
Assets
Equity collars	$1,942	1,458
Other	11	155

	1,953	1,613
Less current portion	(983)	(23)

	$970	1,590

Liabilities
Borrowed shares	$598	1,183
Equity collars	142	—
Other	159	199

	899	1,382
Less current portion	(662)	(1,206)

	$237	176

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

	Nine months ended September 30,
	2008	2007
	amounts in millions
Statement 159 Securities(1)	$(1,889)	—
Senior exchangeable debentures	866	330
Equity collars	443	107
Borrowed shares	585	111
Other derivatives	(250)	(55)

	$(245)	493

(1)
See note 8 regarding Liberty's accounting for its Statement 159 Securities.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(13) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal September 30, 2008
		September 30, 2008	December 31, 2007
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,264	1,125	1,820
4% Exchangeable Senior Debentures due 2029	869	391	556
3.75% Exchangeable Senior Debentures due 2030	810	369	463
3.5% Exchangeable Senior Debentures due 2031	497	222	432
Liberty bank facility	750	750	750
Other parent debt	625	625	—
Subsidiary debt	128	128	44

Total attributed Capital Group debt	4,943	3,610	4,065

Interactive Group
Senior notes and debentures
7.875% Senior Notes due 2009	670	669	668
7.75% Senior Notes due 2009	233	234	234
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	500	495	495
8.25% Senior Debentures due 2030	902	895	895
QVC bank credit facilities	5,200	5,200	4,023
Other subsidiary debt	71	71	61

Total attributed Interactive Group debt	8,379	8,365	7,177

Entertainment Group
3.25% Exchangeable Senior Debentures due 2031	551	226	419
Liberty derivative borrowing	2,011	2,011	—
Subsidiary debt	53	53	54

Total attributed Entertainment Group debt	2,615	2,290	473

Total consolidated Liberty debt	$15,937	14,265	11,715

Less current maturities		(1,566)	(191)

Total long-term debt		$12,699	11,524

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

Senior Notes Due 2009

        On September 26, 2008, Liberty commenced cash tender offers for any and all of its outstanding 7 7/8% Senior Notes due 2009 ("7 7/8% Notes") and 7 3/4% Senior Notes due 2009 ("7 3/4% Notes"). The tender offers expired at 5:00 p.m., New York City time, on Monday, October 27, 2008.

        In the tender offer for the 7 7/8% Notes, Liberty offered to pay total consideration of $1,007.50 for each $1,000 principal amount tendered and accepted for purchase, which included an early tender premium of $10.00 per $1,000 principal amount of 7 7/8% Notes. The early tender premium was paid in respect of those 7 7/8% Notes that were tendered by the early tender payment deadline of October 9, 2008 (the "Early Tender Premium Deadline"). Holders who tendered their 7 7/8% Notes after the Early Tender Premium Deadline and on or prior to the expiration of the tender offer for the 7 7/8% Notes were entitled to receive $997.50 per $1,000 principal amount tendered and accepted for purchase.

        In the tender offer for the 7 3/4% Notes, Liberty offered to pay total consideration of $1,006.50 for each $1,000 principal amount tendered and accepted for purchase, which included an early tender premium of $10.00 per $1,000 principal amount of 7 3/4% Notes. The early tender premium was paid in respect of those 7 3/4% Notes that were tendered by the Early Tender Premium Deadline. Holders who tendered their 7 3/4% Notes after the Early Tender Premium Deadline and on or prior to the expiration of the tender offer for the 7 3/4% Notes were entitled to receive $996.50 per $1,000 principal amount tendered and accepted for purchase.

        In addition, Liberty paid accrued and unpaid interest on all notes tendered and accepted for payment in the tender offers. Holders of approximately $566 million aggregate principal amount of 7 7/8% Notes and approximately $216 million aggregate principal amount of 7 3/4% Notes validly tendered their Notes pursuant to the tender offers, and Liberty accepted for payment all such Notes. In October 2008, Liberty paid a total of $803 million, including accrued interest of $15 million to settle all Notes tendered and accepted.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

        The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at September 30, 2008. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

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

Liberty Derivative Borrowing

        In April 2008, Liberty entered into an equity collar for 110 million shares of DIRECTV common stock and a related credit facility against the present value of the put value of such collar. At the time of closing, Liberty borrowed $1,977 million. The borrowing facility is due as the equity collar terminates in six tranches from June 2009 through August 2012. Each tranche is repayable during a six-month period based upon a formula that factors in several variables including the market price of DIRECTV common stock. The DIRECTV equity collar contains a provision that allows the counterparty to terminate a portion of the collar if the total number of shares of DIRECTV underlying the collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the collar, the repayment of the corresponding debt would be accelerated. The counterparty has agreed to waive its right to terminate a portion of the collar until early May 2009, subject to the condition that the total number of shares underlying the collar does not exceed 23% of the outstanding public float of DIRECTV common stock. Interest accrues at an effective weighted average interest rate of 3.5% and is due and payable as each tranche matures. Borrowings are collateralized by 170 million shares of DIRECTV common stock owned by Liberty.

Other Subsidiary Debt

        Other subsidiary debt at September 30, 2008, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2008 is as follows (amounts in millions):

Senior notes	$1,555
Senior debentures	$865

        Due to the low risk nature of the DIRECTV equity collar credit facility, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at September 30, 2008.

(14) Income Taxes

Effective Tax Rate

        The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit. Due to the foregoing tax treatment, a federal income tax benefit adjustment of approximately $2,933 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2008.

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

(15) Stockholders' Equity

        As of September 30, 2008, there were 2.8 million and 1.4 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of September 30, 2008, there were 26.8 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of September 30, 2008, there were 10.8 million and 6.0 million shares of Series A and Series B Liberty Entertainment common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Entertainment common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Entertainment common stock, respectively, authorized for issuance. As of September 30, 2008, no shares of any Series C common stock were issued or outstanding.

        During the nine months ended September 30, 2008, the Company repurchased 4.7 million shares of Series A Liberty Interactive common stock in the open market for aggregate cash consideration of $83 million (including $8 million to settle put obligations pursuant to which 2.1 million shares of Liberty Interactive common stock were repurchased) and 27.0 million shares of Series A Liberty Capital common stock for aggregate cash consideration of $409 million (including $2 million to settle put obligations pursuant to which 1.1 million shares of Liberty Capital common stock were repurchased). Such shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

        During the nine months ended September 30, 2008, the Company sold put options on Series A Liberty Capital common stock, Series A Liberty Interactive common stock and Series A Liberty Entertainment common stock for aggregate net cash proceeds of $46 million. As of September 30, 2008, the following put options remain outstanding.

Outstanding Put Options as of September 30, 2008
Series	No. of shares subject to put	Weighted average put price	Expiration date (on or before)
Series A Liberty Capital	1,696,748	$14.73	March 31, 2009
Series A Liberty Interactive	12,570,775	$15.91	September 30, 2009

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(16) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2008 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2008 is payable as follows: $85 million in 2008, $23 million in 2009 and $6 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2008. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $48 million in 2008; $505 million in 2009; $102 million in 2010; $97 million in 2011; $93 million in 2012; and $179 million thereafter.

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

        In connection with an option exercised by Sony to extend the Sony contract through 2013, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Such payments to Sony will be amortized ratably as programming expense over the three-year period beginning when Starz Entertainment receives the first qualifying film released theatrically by Sony in 2011.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2008, Liberty's guarantee for obligations for films released by such date aggregated $781 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

Employment Contracts

        ANLBC and certain of its players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2008 aggregated $76 million, which is payable as follows: $44 million in 2009, $11 million in 2010 and $21 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

        For the nine months ended September 30, 2008, Liberty has identified the following businesses as its reportable segments:

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

Performance Measures

	Nine months ended September 30,
	2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$5,167	1,086	5,063	1,121
Corporate and other	535	37	259	17

	5,702	1,123	5,322	1,138

Entertainment Group
Starz Entertainment	826	220	801	216
Corporate and other	205	(3)	50	(5)

	1,031	217	851	211

Capital Group
Corporate and other	486	(188)	394	(77)

Inter-group eliminations	(3)	(3)	—	—

Consolidated Liberty	$7,216	1,149	6,567	1,272

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,641	312	1,686	364
Corporate and other	157	—	74	(1)

	1,798	312	1,760	363

Entertainment Group
Starz Entertainment	278	78	282	88
Corporate and other	84	(4)	18	(1)

	362	74	300	87

Capital Group
Corporate and other	221	(89)	191	(17)

Inter-group eliminations	(3)	(3)	—	—

Consolidated Liberty	$2,378	294	2,251	433

  Other Information

	September 30, 2008
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$21,988	10	85
Corporate and other	5,897	2,157	15
Intra-group elimination	(8,375)	—	—

	19,510	2,167	100

Entertainment Group
Starz Entertainment	2,737	—	5
Corporate and other	14,971	13,307	1

	17,708	13,307	6

Capital Group
Corporate and other	9,658	268	25

Inter-group eliminations	(281)	—	—

Consolidated Liberty	$46,595	15,742	131

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table provides a reconciliation of consolidated segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes and minority interests:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Consolidated segment Adjusted OIBDA	$294	433	1,149	1,272
Stock-based compensation	(24)	(17)	(67)	(57)
Depreciation and amortization	(179)	(176)	(532)	(499)
Impairment of long-lived assets	(34)	(41)	(34)	(41)
Interest expense	(190)	(173)	(543)	(468)
Share of earnings (losses) of affiliates, net	141	(1)	351	24
Realized and unrealized gains (losses) on financial instruments, net	77	400	(245)	493
Gains (losses) on dispositions of assets, net	(2)	2	3,679	637
Other than temporary declines in fair value of investments	(444)	—	(445)	—
Other, net	14	109	113	253

Earnings (loss) from continuing operations before income taxes and minority interests	$(347)	536	3,426	1,614

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, revenue growth, business prospects and subscriber trends at QVC and Starz Entertainment, our expectations regarding Starz Media's results of operations for the next two to three years, our projected sources and uses of cash, the estimated value of our financial instruments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

        For additional risk factors, please see Part 2, Item 1A of this Quarterly Report on Form 10-Q and Part 2, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Liberty Sports Group, Leisure Arts, Inc., TruePosition, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts, as well as upscale personalized gifts. Starz Media is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN operates websites that offer casual gaming and fantasy sports services. ANLBC, which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group, which we acquired in February 2008, is comprised of three regional sports television networks—FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. Backcountry, which we acquired in June 2007, operates seven websites offering outdoor and backcountry sports gear and clothing. Bodybuilding.com, which we acquired on December 31, 2007, manages two websites related to sports nutrition, body building and fitness. BuySeasons operates BuyCostumes.com and Celebrateexpress.com, online retailers of costumes, accessories, décor and party supplies. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 51% ownership interest in The DIRECTV Group, Inc. and ownership interests in Expedia and the IAC Spin Off Companies, which we account for as equity method investments, and we continue to maintain significant investments and related financial instruments in public companies such as Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons and our interests in Expedia, HSN, Interval, Ticketmaster, Lending Tree and IAC. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group. In addition, we have attributed $3,108 million principal amount (as of September 30, 2008) of our senior notes and debentures to the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The Entertainment Group has attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group, including our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, our equity interests in DIRECTV, GSN, LLC and WildBlue Communications, Inc. and approximately $973 million of corporate cash and $551 million principal amount (as of September 30, 2008) of our publicly-traded debt. In addition, we have attributed an equity collar on 110 million shares of DIRECTV common stock and $2,011 million of borrowings against the put value of such equity collar.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities which we have attributed to it. Prior to the Reclassification, the assets and businesses attributed to the Capital Group included our subsidiaries Starz Entertainment, Starz Media, ANLBC, FUN, TruePosition, Leisure Arts and WFRV TV Station, our equity affiliates

GSN, LLC and WildBlue Communications, Inc. and our interests in News Corporation, Time Warner Inc. and Sprint Nextel Corporation. Upon implementation of the Reclassification, the Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group. In addition, we have attributed $1,356 million of cash, including subsidiary cash, $523 million of short-term marketable securities and $4,815 million principal amount (as of September 30, 2008) of our senior exchangeable debentures and bank debt to the Capital Group.

        The Reclassification did not change the businesses, assets and liabilities attributed to our Interactive Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

2008 Completed Transactions

         News Corporation.    On February 27, 2008, we completed a transaction with News Corporation in which we exchanged all of our 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, we incurred $21 million of acquisition costs. We recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

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

Consolidated Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
Interactive Group
QVC	$1,641	1,686	5,167	5,063
Corporate and other	157	74	535	259

	1,798	1,760	5,702	5,322

Entertainment Group
Starz Entertainment	278	282	826	801
Corporate and other	84	18	205	50

	362	300	1,031	851

Capital Group
Starz Media	104	68	223	195
Corporate and other	117	123	263	199

	221	191	486	394

Inter-group eliminations	(3)	—	(3)	—

Consolidated Liberty	$2,378	2,251	7,216	6,567

Adjusted OIBDA
Interactive Group
QVC	$312	364	1,086	1,121
Corporate and other	—	(1)	37	17

	312	363	1,123	1,138

Entertainment Group
Starz Entertainment	78	88	220	216
Corporate and other	(4)	(1)	(3)	(5)

	74	87	217	211

Capital Group
Starz Media	(82)	(27)	(125)	(53)
Corporate and other	(7)	10	(63)	(24)

	(89)	(17)	(188)	(77)

Inter-group eliminations	(3)	—	(3)	—

Consolidated Liberty	$294	433	1,149	1,272

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Operating Income (Loss)
Interactive Group
QVC	$175	231	678	718
Corporate and other	(14)	(10)	2	(6)

	161	221	680	712

Entertainment Group
Starz Entertainment	63	78	176	180
Corporate and other	(16)	(50)	(32)	(65)

	47	28	144	115

Capital Group
Starz Media	(86)	(31)	(135)	(65)
Corporate and other	(62)	(19)	(170)	(87)

	(148)	(50)	(305)	(152)

Inter-group eliminations	(3)	—	(3)	—

Consolidated Liberty	$57	199	516	675

         Revenue.    Our consolidated revenue increased 5.6% and 9.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to acquisitions, which generated $122 million of revenue in 2008, and an increase for Starz Media, partially offset by a decrease in revenue for QVC. The increase for Starz Media is attributable to the 2008 theatrical release of six films by Overture Films, a subsidiary of Starz Media. The nine month increase in revenue is due primarily to acquisitions, which generated $407 million more revenue in 2008 than in 2007, an increase for QVC of $104 million and other less significant increases for Provide, Starz Media and Starz Entertainment. See Management's Discussion and Analysis for the Interactive Group and for the Entertainment Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

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

        Consolidated Adjusted OIBDA decreased 32.1% and 9.7% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month decrease is due primarily to higher Adjusted OIBDA losses for Starz Media, and decreases in Adjusted OIBDA for QVC, Starz Entertainment and ANLBC. The nine month decrease in Adjusted OIBDA is due primarily to increased Adjusted OIBDA losses for Starz Media and lower Adjusted OIBDA for QVC and ANLBC. Starz Media's Adjusted OIBDA losses increased in 2008 as the production cost amortization and print and advertising expenses for the movies released theatrically in 2008 exceeded the revenue earned to date. ANLBC's Adjusted OIBDA was $24 million lower in 2008 due to the fact that we acquired it in May of 2007, and ANLBC operates at a loss in the first quarter as no revenue is recognized until the baseball season begins in early April. In addition ANLBC's Adjusted OIBDA was $9 million lower in the third quarter of 2008, as compared to 2007, resulting from lower revenue due to poorer on-field performance.

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

        We recorded $67 million of stock compensation expense for the nine months ended September 30, 2008, compared with $57 million for the comparable period in 2007. As of September 30, 2008, the total unrecognized compensation cost related to our unvested equity awards was approximately $66 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.8 years.

         Operating income.    Consolidated operating income decreased $142 million or 71.4% and $159 million or 23.6% for the three and nine months ended September 30, 2008, as compared to the corresponding prior year period. The decreases are due primarily to Starz Media, QVC, ANLBC, WFRV TV Station and Starz Entertainment. During the third quarter of 2008, we determined that the goodwill related to WFRV TV Station was impaired and recorded a $34 million charge for such impairment. The foregoing decreases in operating income were partially offset by an increase for FUN due to an impairment charge of $41 million recorded in 2007. We currently expect Starz Media to continue incurring negative Adjusted OIBDA and operating losses for the next two to three years.

Other Income and Expense

        Components of Other Income (Expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Interest expense
Interactive Group	$(122)	(121)	(365)	(340)
Entertainment Group	(25)	(8)	(54)	(19)
Capital Group	(43)	(44)	(124)	(109)

Consolidated Liberty	$(190)	(173)	(543)	(468)

Dividend and interest income
Interactive Group	$5	11	18	34
Entertainment Group	5	29	14	59
Capital Group	28	67	106	153

Consolidated Liberty	$38	107	138	246

Share of earnings (losses) of affiliates
Interactive Group	$23	22	58	61
Entertainment Group	116	1	314	12
Capital Group	2	(24)	(21)	(49)

Consolidated Liberty	$141	(1)	351	24

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(43)	2	(81)	—
Entertainment Group	106	18	24	(18)
Capital Group	14	380	(188)	511

Consolidated Liberty	$77	400	(245)	493

Gains (losses) on dispositions, net
Interactive Group	$—	—	—	12
Entertainment Group	(2)	—	3,664	—
Capital Group	—	2	15	625

Consolidated Liberty	$(2)	2	3,679	637

Other than temporary declines in fair value of investments
Interactive Group	$(440)	—	(440)	—
Entertainment Group	(4)	—	(4)	—
Capital Group	—	—	(1)	—

Consolidated Liberty	$(444)	—	(445)	—

Other, net
Interactive Group	$(23)	4	(22)	8
Entertainment Group	—	—	—	(1)
Capital Group	(1)	(2)	(3)	—

Consolidated Liberty	$(24)	2	(25)	7

         Interest expense.    Consolidated interest expense increased 9.8% and 16.0% for the three and nine months ended September 30, 2008, respectively. Such increases are due to increased borrowings under our various credit facilities partially offset by lower interest rates on our variable rate debt in 2008.

         Dividend and interest income.    Consolidated dividend and interest income decreased for the three and nine months ended September 30, 2008 due to lower invested cash balances and the elimination of News Corporation dividends as a result of the News Corporation Exchange.

         Share of earnings of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Entertainment Group
DIRECTV	$111	—	301	—
Other	5	1	13	12
Interactive Group
Expedia	23	22	58	52
Other	—	—	—	9
Capital Group
Other	2	(24)	(21)	(49)

	$141	(1)	351	24

        Our share of earnings of DIRECTV for the nine months ended September 30, 2008 include $153 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 9 to the accompanying condensed consolidated financial statements.

         Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Statement 159 Securities(1)	$(607)	—	(1,889)	—
Senior exchangeable debentures	478	269	866	330
Equity collars	220	178	443	107
Borrowed shares	84	(10)	585	111
Other derivatives	(98)	(37)	(250)	(55)

	$77	400	(245)	493

(1)
See note 8 to the accompanying condensed consolidated financial statements for a discussion of our accounting for Statement 159 Securities.

         Other than temporary declines in fair value of investments.    Investment impairments include $440 million related to our investment in IAC recognized in the third quarter of 2008.

         Gains on disposition, net.    Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

         Income taxes.    For the nine months ended September 30, 2008, we recorded pre-tax earnings of $3,397 million and an income tax benefit of $1,937 million. The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

         Net earnings.    Our net earnings were $5,334 million and $1,697 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in net earnings is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million of earnings from discontinued operations in 2007.

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

         Interactive Group.    During the nine months ended September 30, 2008, the Interactive Group's primary uses of cash were the purchase of additional shares of IAC ($339 million), debt repayments ($274 million), tax payments to the Capital Group ($189 million) and the repurchase of outstanding Liberty Interactive common stock ($75 million). Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $3 billion of outstanding shares of Liberty Interactive common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the nine months ended September 30, 2008, we repurchased 4.7 million shares of Liberty Interactive Series A common stock in the open market for $75 million and settled related put obligations for $8 million. As of September 30, 2008, we have approximately $740 million remaining under our stock repurchase program. We may alter or terminate the stock repurchase program at any time.

        The Interactive Group's uses of cash in 2008 were primarily funded with cash from operations and borrowings under the QVC credit facilities. As of September 30, 2008, the Interactive Group had a cash balance of $1,442 million.

        On September 26, 2008, we commenced cash tender offers for any and all of our outstanding 7 7/8% Senior Notes due 2009 and 7 3/4% Senior Notes due 2009. The tender offers expired at 5:00 p.m., New York City time, on Monday, October 27, 2008.

        Holders of approximately $566 million aggregate principal amount of 7 7/8% Notes and approximately $216 million aggregate principal amount of 7 3/4% Notes validly tendered their Notes pursuant to the tender offers, and we accepted for payment all such Notes. In October 2008, we paid a total of $803 million, including accrued interest of $15 million to settle all Notes tendered and accepted. We funded such payments with borrowings under the QVC Credit Facilities and cash on hand attributed to the Interactive Group.

        Subsequent to September 30, 2008, we announced our intention to change the attribution of $551 million of our 3.25% Exchangeable Senior Debentures due 2031 from the Entertainment Group to the Interactive Group along with $380 million in cash. Such attribution of debt and cash was intended to be value neutral. Liberty Interactive intends to use approximately $300 million of this cash to fund a tender offer for two series of our senior debentures.

        Additional uses of Interactive Group cash for the remainder of 2008 include approximately $105 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $35 million for capital expenditures and additional tax payments to the Capital Group. In addition, we may make additional repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. Uses of Interactive Group cash in 2009 will include payments to settle outstanding put options on Liberty Interactive common stock and approximately $121 million for our senior notes that were not tendered and that mature in July 2009. We expect to use cash from operations and cash on hand to retire such senior notes.

        As of September 30, 2008, the aggregate commitments under QVC's credit agreements were $5.25 billion, and outstanding borrowings were $5.20 billion. QVC's ability to borrow the unused capacity is dependent on its continuing compliance with the covenants contained in the agreements at the time of, and after giving effect to, a requested borrowing.

         Entertainment Group.    The Entertainment Group's primary sources of cash in 2008 were the cash received in the News Corporation Exchange and $500 million attributed from the Capital Group as part of the Reclassification. As of September 30, 2008, the Entertainment Group had a cash balance of $1,076 million.

        In April, 2008, we purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. We funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares. The DIRECTV equity collar contains a provision that allows the counterparty to terminate a portion of the collar if the total number of shares of DIRECTV underlying the collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the collar, the repayment of the corresponding debt would be accelerated. The counterparty has agreed to waive its right to terminate a portion of the collar until early May 2009, subject to the condition that the total number of shares underlying the collar does not exceed 23% of the outstanding public float of DIRECTV common stock.

        The projected uses of Entertainment Group cash for the remainder of 2008 include additional tax payments to the Capital Group and $5 million for capital expenditures. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Entertainment Group. However, we do not have any commitments to make new investments at this time. Uses of Entertainment Group cash in 2009 will include $469 million to repay the first tranche of the DIRECTV equity collar credit facility. We expect that we will be able to use a combination of cash on hand, cash from operations and borrowing capacity available on the DIRECTV equity collar credit facility to fund such debt repayment.

        Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $1 billion of outstanding shares of Liberty Entertainment common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. We may alter or terminate the stock repurchase program at any time.

         Capital Group.    During the nine months ended September 30, 2008, the Capital Group's primary uses of cash were debt repayments ($1,008 million), cash attributed to the Entertainment Group as part of the Reclassification ($500 million), repurchases of Liberty Capital common stock ($407 million), loans and investments ($213 million) and cash used in operating activities ($125 million).

        In connection with the issuance of our tracking stocks, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $1 billion of outstanding shares of

Liberty Capital common stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. That amount was increased to approximately $1.3 billion in connection with a tender offer for Liberty Capital stock that was completed in April 2007. In May 2007, our board of directors authorized the repurchase of an additional $1 billion of Liberty Capital common stock. In connection with our issuance of the Liberty Entertainment common stock, our Liberty Capital stock repurchase plan was lowered to $300 million. In August 2008, our board of directors increased the amount of Liberty Capital common stock that may be repurchased to $600 million. We may alter or terminate the program at any time.

        The Capital Group's primary sources of liquidity for the nine months ended September 30, 2008 were borrowings under one of its existing equity collars ($1,125 million of which $500 million was subsequently repaid), tax payments from the Interactive Group and Entertainment Group ($252 million) and available cash on hand.

        In April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. As of September 30, 2008, we had made investments aggregating $269 million. See note 10 to the accompanying condensed consolidated financial statements for a discussion of the Investment Fund to which this bank facility relates.

        From time to time we enter into debt swaps and swap arrangements with respect to our or third-party public and private indebtedness. Under these arrangements, we initially post collateral with the counterparty equal to a contractual percentage of the value of the referenced securities. We earn interest income based upon the face amount and stated interest rate of the referenced securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than a pre-determined amount, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At September 30, 2008, the aggregate notional amount of debt securities referenced under our debt swap arrangements, which related to $880 million principal amount of certain of our publicly traded debt, was $623 million. As of such date, we had posted cash collateral equal to $169 million.

        Subsequent to September 30, 2008, market value fluctuations related to $750 million principal amount of our exchangeable senior debentures that are underlying total return swaps attributable to Capital Group caused a triggering event with respect to those swaps, allowing the counterparty to terminate the contract. As a result, we agreed to make a payment to the counterparty of $197 million to settle the contract and entered into a new swap agreement at a lower notional amount. In addition, we opted to settle debt swaps with respect to $130 million principal amount of our senior notes for total cash consideration of $128 million, including previously posted cash collateral. We funded these payments with available cash or equity derivative credit facilities attributed to Capital Group.

        Additional uses of Capital Group cash for the remainder of 2008 include approximately $45 million for interest payments on debt attributed to the Capital Group, repurchases of Liberty Capital common stock, cash for operating activities and $25 million for film acquisition costs. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. However, we do not have any commitments to make new investments at this time.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, tax payments from the Interactive Group and Entertainment Group, proceeds from collar expirations and dispositions of non-strategic assets. At September 30, 2008, the Capital Group's sources of liquidity include $1,356 million in cash, $523 million of short-term marketable securities and $4,159 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        Our derivatives related to certain of our AFS investments provide the Capital Group with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of the AFS Derivatives and excluding any provision for income taxes, the Capital Group would have attributed to it cash proceeds of approximately $21 million in 2008, $1,223 million in 2009 and $1,200 million in 2010 upon settlement of its AFS Derivatives.

        Prior to the maturity of the equity collars, the terms of certain of these instruments allow borrowings against the future put option proceeds at LIBOR plus an applicable spread, as the case may be. As of September 30, 2008, we had borrowed $625 million against certain equity collars, and the remaining borrowing capacity aggregated approximately $1,619 million. Such borrowings will reduce the cash proceeds upon settlement noted in the preceding paragraph.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed-rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2008 and considering the effects of our interest rate swap agreements, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$3,015	4.2%	$5,364	6.0%
Capital Group	$1,501	3.2%	$3,442	3.6%
Entertainment Group	$—	N/A	$2,615	3.5%

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

        At September 30, 2008, the fair value of our AFS securities attributed to the Capital Group was $3,067 million. Had the market price of such securities been 10% lower at September 30, 2008, the aggregate value of such securities would have been $307 million lower. Such decrease would be partially offset by an increase in the value of our AFS Derivatives. Our exchangeable senior debentures are also subject to market risk. Because we mark these securities to fair value each reporting date, increases in the stock price of the respective underlying security result in higher liabilities and unrealized losses in our statement of operations.

        From time to time and in connection with certain of our AFS Derivatives, we borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we have attributed to the Capital Group have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the Capital Group's attributed statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are also marked to market each reporting period with changes in value recorded as unrealized gains or losses in our statement of operations.

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

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons, our minority interests in IAC/InterActiveCorp, Expedia, HSN, Interval, Ticketmaster, Lending Tree and GSI Commerce, Inc. and $3,108 million principal amount (as of September 30, 2008) of our senior notes and debentures.

        The following discussion and analysis provides information concerning the results of operations and financial condition of the Interactive Group. The results of operations of Backcountry and Bodybuilding are included in e-commerce businesses since their respective date of acquisition in the tables below. Fluctuations in e-commerce businesses from 2007 to 2008 are due primarily to the acquisitions of Backcountry in June 2007 and Bodybuilding in December 2007. In addition to these acquisitions, Provide's revenue and Adjusted OIBDA increased 26% and 77%, respectively, for the nine months ended September 30, 2008 as compared to the corresponding prior year. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
QVC	$1,641	1,686	5,167	5,063
e-commerce businesses	157	74	535	259
Corporate and other	—	—	—	—

	$1,798	1,760	5,702	5,322

Adjusted OIBDA
QVC	$312	364	1,086	1,121
e-commerce businesses	3	2	52	24
Corporate and other	(3)	(3)	(15)	(7)

	$312	363	1,123	1,138

Operating Income (Loss)
QVC	$175	231	678	718
e-commerce businesses	(7)	(4)	20	7
Corporate and other	(7)	(6)	(18)	(13)

	$161	221	680	712

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

        QVC's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Net revenue	$1,641	1,686	5,167	5,063
Cost of sales	(1,070)	(1,068)	(3,298)	(3,186)

Gross profit	571	618	1,869	1,877
Operating expenses	(164)	(162)	(503)	(484)
SG&A expenses (excluding stock-based compensation)	(95)	(92)	(280)	(272)

Adjusted OIBDA	312	364	1,086	1,121
Stock-based compensation—SG&A	(2)	(4)	(12)	(20)
Depreciation and amortization	(135)	(129)	(396)	(383)

Operating income	$175	231	678	718

        Net revenue is generated in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
QVC-US	$1,073	1,174	3,430	3,532
QVC-UK	159	169	494	481
QVC-Germany	228	194	701	607
QVC-Japan	181	149	542	443

	$1,641	1,686	5,167	5,063

        QVC's consolidated net revenue decreased 2.7% and increased 2.1% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month decrease is comprised of $83 million due to a 5.2% decrease in the number of units shipped and $15 million due to lower shipping and handling revenue and an increase in estimated product returns. These decreases were partially offset by a $29 million increase due to a 2.5% increase in the average sales price per unit ("ASP") and $24 million due to favorable foreign currency rates. The nine month increase in revenue is comprised of $141 million due to a 3.2% increase in the ASP and $133 million due to favorable foreign currency rates. These increases were partially offset by a decrease in the number of units shipped from 117.6 million in 2007 to 114.6 million in 2008 and an increase in estimated product returns. Returns as a percent of gross product revenue increased from 19.3% to 20.3% and reflect a higher ASP and a shift in the mix from home products to accessories and apparel products, which typically have higher return rates.

        During the nine months ended September 30, 2008, the changes in revenue and expenses were impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and Adjusted OIBDA will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended September 30, 2008		Nine months ended September 30, 2008
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	(8.6)%	(8.6)%	(2.9)%	(2.9)%
QVC-UK	(5.9)%	0.8%	2.7%	4.9%
QVC-Germany	17.5%	8.4%	15.5%	2.1%
QVC-Japan	21.5%	10.5%	22.3%	8.2%

        Revenue for QVC-US continues to be negatively impacted by a slow retail environment with sales weaknesses experienced in each product category as well as higher return rates. Revenue growth for QVC-UK was lower in the third quarter of 2008, as compared to the first and second quarters of 2008, due to a slow down in the sales of home products and accessories. QVC-Germany showed an increase in revenue in local currency in the third quarter of 2008, as compared to a decrease in local currency in the second quarter of 2008, due to improvements in all product areas. QVC-Japan increased net revenue in local currency due to increases in apparel, accessories and jewelry during the three and nine months ended September 30, 2008, as compared to the corresponding prior year period, as it continues to overcome the impacts of the heightened regulatory focus on health and beauty product presentations which began in March 2007 and caused QVC-Japan to remove a number of products from its programming.

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

        QVC's gross profit percentage decreased 186 basis points and 90 basis points during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to lower initial product margins in the home and apparel product areas. The three month gross margin percentage was also negatively impacted by an unfavorable obsolescence provision.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, production costs, telecommunications expense and credit card processing fees. Operating expenses increased 1.2% and 3.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are primarily due to increased personnel expenses in the production and customer service areas. In addition, commissions increased due to new fixed-rate agreements in QVC-UK and QVC-Japan. Operating expenses as a percent of revenue increased slightly in each of the three and nine month periods.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, marketing and advertising expenses. Such expenses increased 3.3% and 2.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period due primarily to increases in personnel expenses and bad debt expense. Such increases were partially offset by lower marketing expenses in 2008.

        QVC's Adjusted OIBDA decreased 14.3% and 3.1% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases in Adjusted OIBDA are due to the lower revenue and decrease in gross profit percentage discussed above, as well as the increases noted in operating expenses.

Entertainment Group

        The Entertainment Group is comprised of our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, as well as equity interests in DIRECTV, GSN and WildBlue, $973 million of corporate cash, $551 million principal amount (as of September 30, 2008) of our senior exchangeable debentures, an equity collar on 110 million shares of DIRECTV common stock and $2,011 million of borrowings against the put value of such collar.

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

Material Changes in Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
Starz Entertainment	$278	282	826	801
Corporate and other	84	18	205	50

	$362	300	1,031	851

Adjusted OIBDA
Starz Entertainment	$78	88	220	216
Corporate and other	(4)	(1)	(3)	(5)

	$74	87	217	211

Operating Income (Loss)
Starz Entertainment	$63	78	176	180
Corporate and other	(16)	(50)	(32)	(65)

	$47	28	144	115

         Revenue.    The Entertainment Group's combined revenue increased $62 million or 20.7% and $180 million or 21.2% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to our acquisition of Liberty Sports Group, which generated $65 million and $153 million in revenue, and to Starz Entertainment.

         Adjusted OIBDA.    The Entertainment Group's Adjusted OIBDA decreased $13 million and increased $6 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month decrease is due primarily to the lower Adjusted OIBDA generated by Starz Entertainment. Liberty Sports Group generated negative Adjusted OIBDA of $2 million for the three months ended September 30, 2008 and positive Adjusted OIBDA of $3 million since our acquisition in February 2008. Liberty Sports Group amortizes its sports rights over the respective sports season (e.g. baseball rights are primarily amortized during the second and third quarters of the year), whereas its revenue is relatively consistent from quarter to quarter. Therefore, Liberty Sports Group has lower Adjusted OIBDA and operating income in the second and third quarters.

         Operating income.    The Entertainment Group's operating income increased $19 million and $29 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The primary driver of these increases was a $41 million impairment charge recorded by FUN in the third quarter of 2007. In addition to the decreases for Starz Entertainment, Liberty Sports Group generated an operating loss of $4 million for the three months ended September 30, 2008 and an operating loss of $3 million since our acquisition in February 2008.

         Starz Entertainment.    Starz Entertainment primarily provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2008 through 2012. During the nine months ended September 30, 2008, 70.5% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, DIRECTV, Dish Network and Time Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreements with DIRECTV and Dish Network expire in December 2008 and June 2009, respectively; and Comcast's distribution of Encore expires in September 2009, unless Comcast elects to extend. In addition, the affiliation agreement with Time Warner has expired. Starz Entertainment is currently in negotiations with Time Warner regarding a new agreement. There can be no assurance that any new agreement with Time Warner will have economic terms comparable to the old agreement.

        Starz Entertainment's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue	$278	282	826	801
Operating expenses	(173)	(168)	(505)	(507)
SG&A expenses	(27)	(26)	(101)	(78)

Adjusted OIBDA	78	88	220	216
Stock-based compensation	(11)	(7)	(31)	(21)
Depreciation and amortization	(4)	(3)	(13)	(15)

Operating income	$63	78	176	180

        Starz Entertainment's revenue decreased 1.4% and increased 3.1% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. During the third quarter of 2007, Starz Entertainment entered into a new affiliation agreement with DIRECTV which was retroactive to January 1, 2007. The previous affiliation agreement with DIRECTV had expired June 30, 2006. During the period from June 30, 2006 to the signing of the new affiliation agreement (the "Out-of-Contract Period"), Starz Entertainment had recognized revenue from DIRECTV based on cash payments from DIRECTV. The new affiliation agreement provides for rates that are higher than those paid by DIRECTV during the Out-of-Contract Period. Therefore, in the third quarter of 2007 Starz Entertainment recognized $18 million of revenue based on the difference between the rates provided in the new affiliation agreement and the rates paid by DIRECTV during the first half of 2007. Absent this $18 million "catch up," Starz Entertainment's revenue increased 5.3% during the three months ended September 30, 2008. Such increase is due in approximate equal amounts to increases in (i) the weighted average number of subscriptions and (ii) the effective rate for Starz Entertainments services. Without the DIRECTV "catch up" for the nine months ended September 30, 2007, revenue increased 4.0% in 2008. Such increase is due primarily to an increase in the effective rate for Starz Entertainment's services.

        The Starz movie service and the Encore and Thematic Multiplex Channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 6.7% and 6.3% for the three and nine months ended September 30, 2008, respectively, and EMP average subscription units increased 7.1% and 9.4% for the three and nine months ended September 30, 2008, respectively. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, more than 60% of such subscription increases and approximately 36% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the nine months ended September 30, 2008.

        At September 30, 2008, cable, DTH satellite, and other distribution media represented 66.8%, 28.1% and 5.1%, respectively, of Starz Entertainment's total subscription units.

        Starz Entertainment's operating expenses increased 3.0% and decreased less than 1% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such changes are due to decreases in programming license fees, which comprise approximately 93% of operating expenses. The three and nine month decreases in programming license fees are due to lower bonus payment amortization ($7 million and $22 million) and a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($16 million and $32 million), partially offset by a higher effective rate for first-run movies exhibited in 2008 ($19 million and $44 million). In addition, in third quarter of 2007, Starz Entertainment reversed an accrual in the amount of $7 million for music copyright fees as a result of a settlement with a music copyright authority.

        Starz Entertainment's SG&A expenses increased $1 million and $23 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to higher marketing expenses related to a new branding campaign in the first half of 2008.

Capital Group

        The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group or the Entertainment Group, including controlling interests in Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, as well as minority interests in Time Warner, Sprint Nextel Corporation and other public and private companies, $1,356 million of cash, including subsidiary cash, $523 million of short-term marketable securities and $4,815 million principal amount (as of September 30, 2008) of our exchangeable senior debentures and bank debt.

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

Material Changes in Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
Starz Media	$104	68	223	195
Corporate and other	117	123	263	199

	$221	191	486	394

Adjusted OIBDA
Starz Media	$(82)	(27)	(125)	(53)
Corporate and other	(7)	10	(63)	(24)

	$(89)	(17)	(188)	(77)

Operating Loss
Starz Media	$(86)	(31)	(135)	(65)
Corporate and other	(62)	(19)	(170)	(87)

	$(148)	(50)	(305)	(152)

         Revenue.    The Capital Group's combined revenue increased $30 million or 15.7% and $92 million or 23.4% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to a $36 million increase for Starz Media, partially offset by a $9 million decrease for ANLBC. The nine month increase is due primarily to our acquisitions of ANLBC, Leisure Arts and WFRV, which generated an aggregate increase in revenue of $53 million, and a $28 million increase for Starz Media. The increases in revenue for Starz Media are due to the 2008 theatrical release of six films by Overture Films and one film by Starz Animation, partially offset by decreases in revenue related to home video distribution and for-hire animation projects. Included in Capital Group's revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date and payments received aggregated $18 million and $16 million for the nine months period ended September 30, 2008 and 2007, respectively.

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

         Adjusted OIBDA.    The Capital Group's Adjusted OIBDA decreased $72 million and $111 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Starz Media's Adjusted OIBDA decreased due to the timing of revenue and expenses associated with the films released by Overture and Starz Animation in 2008. Print and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video and pay-per-view distribution and premium television distribution, which revenue may be earned over several years, will exceed the costs associated with the film. Because many of the costs are recognized up front and the revenue is earned over a longer period of time, Overture is expected to incur Adjusted OIBDA and operating losses in the near term. ANLBC's business is seasonal with the vast majority of its revenue recognized in the second and third quarters of the year. Therefore, ANLBC generally operates at a loss in the first and fourth quarters.

         Operating loss.    The Capital Group's operating loss increased $98 million and $153 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due to Starz Media, ANLBC, WFRV TV Station and TruePosition. Starz Media's Adjusted OIBDA loss and operating loss increased in 2008 due primarily to marketing and advertising costs incurred in connection with the theatrical release of films by Overture Films. We currently expect Starz Media to continue incurring Adjusted OIBDA losses and operating losses for the next two to three years. During the third quarter of 2008, we determined that the goodwill related to WFRV TV Station was impaired and recorded a $34 million charge for such impairment.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 29, 2008 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the six months ended June 30, 2008 filed on August 11, 2008. There have been no material developments in such legal proceedings during the nine months ended September 30, 2008.

Item 1A.    Risk Factors

        The following is an update to Item 1A—Risk Factors contained in our Quarterly Report on Form 10-Q filed on August 11, 2008:

        Weakening economic conditions may reduce consumer demand for our products and services. The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue across our tracking stock groups including lagging retail sales and potential downgrades or disconnects by satellite subscribers. Accordingly, our ability to increase, or in certain cases, maintain revenue and Adjusted OIBDA could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

        Disruptions in the worldwide credit and equity markets have increased the risk of default by the counterparties to our financial instruments and cash investments. Disruptions in the credit and equity markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our financial instruments and cash investments, we are exposed to an increased risk that our counterparties may default on their obligations to us. At September 30, 2008, our total assets included derivatives with a fair value of $1,953 million and short-term marketable securities of $523 million. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our financial condition could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (c)
  Purchases of Equity Securities by the Issuer

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
July 1-31, 2008	5,804,200	$14.86	5,804,200	$36.6 million
August 1-31, 2008	5,163,623	$16.08	5,163,623	$253.6 million
September 1-30, 2008	4,055,712	$15.42	4,055,712	$191.0 million

Total	15,023,535		15,023,535

        In connection with the reclassification of Old Liberty's Capital Group stock into Entertainment Group stock and Capital Group stock, Liberty's board of directors approved a program to repurchase up to $300 million of Liberty Capital common stock. In August 2008, Liberty's board of directors approved an additional $300 million of Liberty Capital common stock repurchases. Liberty may alter or terminate the program at any time.

In addition to the shares listed in the table above, 1,357 shares of Series A Liberty Capital common stock, 4,371 shares of Series A Liberty Interactive common stock and 5,398 shares of Series A Liberty Entertainment common stock were surrendered in the third quarter of 2008 by certain of our officers to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Bylaws of Liberty Media Corporation (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33982) filed on August 14, 2008).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*
99.1	Attributed Financial Information for Tracking Stock Groups*

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date: November 6, 2008	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: November 6, 2008	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: November 6, 2008	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Bylaws of Liberty Media Corporation (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33982) filed on August 14, 2008).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*
99.1	Attributed Financial Information for Tracking Stock Groups*

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