Form 10-K/A
period 2008-12-31
LIBERTY MEDIA CORP
filed 2009-04-29
CIK 1355096

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

          The number of shares outstanding of Liberty Media Corporation's common stock as of January 30, 2009 was:

Series A Liberty Capital Common Stock (LCAPA)—90,038,868;
Series B Liberty Capital Common Stock (LCAPB)—6,024,724;
Series A Liberty Interactive Common Stock (LINTA)—564,400,295;
Series B Liberty Interactive Common Stock (LINTB)—29,435,024;
Series A Liberty Entertainment Common Stock (LMDIA)—493,269,013; and
Series B Liberty Entertainment Common Stock (LMDIB)—23,705,527 shares.

EXPLANATORY NOTE

        The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include all of the Part III information required by applicable SEC rules and regulations. The Registrant intended to satisfy its obligations by incorporating by reference into Part III of its Annual Report on Form 10-K the Registrant's definitive proxy statement for its 2009 Annual Meeting of Stockholders (the Annual Meeting). However, the Registrant will be unable to file its definitive proxy statement within the time period allotted for incorporation by reference under applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in its Annual Report on Form 10-K for the year ended December 31, 2008.

        As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in its Annual Report on Form 10-K for the year ended December 31, 2008 to add such reports as Exhibits.

        Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and does not purport to reflect any information or events subsequent to the filing thereof.

        We refer to Liberty Media Corporation as "Liberty Media," "us," "we" and "our" in this report.

LIBERTY MEDIA CORPORATION
2008 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following lists our directors and executive officers, their ages and a description of their business experience, including positions held with our company.

Name	Positions
John C. Malone Age: 68	Chairman of the Board and a director of our company since March 2006. Chairman of the Board and a director of our company's predecessor (Old Liberty) from 1994 to May 2006. Chief Executive Officer of Old Liberty from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications Inc. (the former parent company of Old Liberty, (TCI)) from November 1996 to March 1999; and Chief Executive Officer of TCI from January 1994 to March 1997. Mr. Malone is Chairman of the Board of Liberty Global, Inc. (LGI), Chairman of the Board of The DIRECTV Group, Inc. (DIRECTV) and a director of Discovery Communications, Inc. (Discovery), IAC/InterActive Corp (IAC), Expedia, Inc. and Sirius XM Radio Inc. (Sirius).
Gregory B. Maffei Age: 48
Chief Executive Officer, President and a director of our company since March 2006. Chief Executive Officer and President of Old Liberty since February 2006 and a director of Old Liberty from November 2005 to May 2006. CEO-Elect of Old Liberty from November 2005 through February 2006. Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation from June 2005 until November 2005. Mr. Maffei served as Chairman and Chief Executive Officer of 360networks Corporation from January 2000 until June 2005. Previously, Mr. Maffei was Chief Financial Officer of Microsoft Corporation and Chairman of the Board of Expedia, Inc. Mr. Maffei serves as a director of Electronic Arts, Inc., DIRECTV and Sirius.
Robert R. Bennett Age: 51
A director of our company since May 2006. A director of Old Liberty from September 1994 to May 2006. Chief Executive Officer of Old Liberty from April 1997 to August 2005. President of Old Liberty from April 1997 to February 2006. Previously, Mr. Bennett held various executive positions with Old Liberty since its inception in 1994. Mr. Bennett is a director of Discovery and Sprint Nextel Corporation.
Donne F. Fisher Age: 70
A director of our company since May 2006. A director of Old Liberty from October 2001 to May 2006. Mr. Fisher has served as President of Fisher Capital Partners, Ltd., a venture capital partnership, since December 1991. Mr. Fisher served as Executive Vice President of TCI from January 1994 to January 1996 and served as a consultant to TCI, including its successors AT&T Broadband LLC and Comcast Corporation, from 1996 to December 2005.

III-1

Name	Positions
Paul A. Gould Age: 63	A director of our company since May 2006. A director of Old Liberty from March 1999 to May 2006. Mr. Gould has been a Managing Director of Allen & Company LLC, an investment banking services company, for more than the last five years. Mr. Gould is a director of Ampco-Pittsburgh Corporation, LGI and Discovery.
Evan D. Malone Age: 38
A director of our company since August 2008. Dr. Malone has been an engineering consultant for more than the past five years. Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC. During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company. Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S, Department of Energy, from 1999 until 2001.
David E. Rapley Age: 67
A director of our company since May 2006. A director of Old Liberty from July 2002 to May 2006, having previously served as a director of Old Liberty during 1994. Mr. Rapley has served as President of Rapley Consulting, Inc. since 2002. Mr. Rapley served as Executive Vice President of Engineering of VECO Corp. Alaska from January 1998 to December 2001. Mr. Rapley is a director of LGI.
M. LaVoy Robison Age: 73
A director of our company since May 2006. A director of Old Liberty from June 2003 to May 2006. Mr. Robison has been executive director and a board member of The Anschutz Foundation (a private foundation) since January 1998. Mr. Robison is a director and member of the audit committee of Discovery.
Larry E. Romrell Age: 69
A director of our company since May 2006. A director of Old Liberty from March 1999 to May 2006. Mr. Romrell served as an Executive Vice President of TCI from January 1994 to March 1999. Mr. Romrell is a director of LGI.
Charles Y. Tanabe Age: 57
Executive Vice President of our company since January 2007, a Senior Vice President of our company from March 2006 to December 2006, the General Counsel of our company since March 2006 and the Secretary of our company from March 2006 to December 2007. Executive Vice President of Old Liberty since January 2007, a Senior Vice President of Old Liberty from January 1999 to December 2006, the Secretary of Old Liberty from April 2001 to March 2008 and the General Counsel of Old Liberty since January 1999.
David J.A. Flowers Age: 54
A Senior Vice President and the Treasurer of our company since March 2006. A Senior Vice President of Old Liberty since October 2000 and Treasurer of Old Liberty since April 1997. Mr. Flowers served as a Vice President of Old Liberty from June 1995 to October 2000. Mr. Flowers is a director of the Interval Leisure Group, Inc. and Sirius.

III-2

Name	Positions
Albert E. Rosenthaler Age: 49	A Senior Vice President of our company since March 2006. A Senior Vice President of Old Liberty since April 2002.
Christopher W. Shean Age: 43
A Senior Vice President and the Controller of our company since March 2006. A Senior Vice President of Old Liberty since January 2002 and Controller of Old Liberty since October 2000. Mr. Shean served as a Vice President of Old Liberty from October 2000 to January 2002.

        There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption, other than Dr. Evan D. Malone who is the son of John C. Malone. During the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.

        Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met.

Code of Ethics

        We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of ethics is available on our website at www.libertymedia.com.

Audit Committee and Audit Committee Financial Expert

        Our board has established an audit committee, whose chairman is Donne F. Fisher and whose other members are Paul A. Gould, David E. Rapley and M. LaVoy Robison. Each of the members of the audit committee meets the applicable independence rules and regulations of Nasdaq and the SEC. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence" below.

        Our board has determined that Mr. Robison is an "audit committee financial expert" under applicable SEC rules and regulations.

III-3

Item 11.    Executive Compensation.

        Throughout this section (and except where otherwise expressly noted), we do not distinguish between our company and our predecessor, Old Liberty. Similarly, we do not distinguish between actions taken by our compensation or incentive plan committees and those taken by Old Liberty's compensation and incentive plan committees.

        This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to:

  •
  John C. Malone, our Chairman of the Board;

  •
  Gregory B. Maffei, our Chief Executive Officer and President;

  •
  David J.A. Flowers, our principal financial officer; and

  •
  Charles Y. Tanabe, Albert R. Rosenthaler and Christopher W. Shean, our three other most highly compensated executive officers at the end of 2008.

We collectively refer to these persons as our named executive officers.

Compensation Discussion and Analysis

Compensation Overview; Philosophy

        The compensation committee of our board has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy. That philosophy seeks to align the interests of our named executive officers with those of our stockholders, with the ultimate goal of appropriately motivating and rewarding our executives in an effort to increase stockholder value. To that end, the compensation packages provided to our named executive officers include both cash and stock-based incentive compensation, with an emphasis placed on company performance and stock-based compensation outweighing cash.

        The compensation committee seeks to formulate a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to similarly situated executives at companies within our reference group (as listed below). The compensation committee also believes that compensation packages should assist our company in attracting key executives critical to its long-term success. In determining the 2008 compensation packages for our named executive officers, the compensation committee tasked company representatives with updating the executive compensation data for the companies in our reference group. The compensation committee chose to focus on the same reference group of companies for 2008 as it had focused on for 2007. Based on this information, as well as the general industry knowledge of the members of the compensation committee and the input of our chief executive officer (with respect to the compensation packages for Messrs. Tanabe, Flowers, Rosenthaler and Shean), the compensation committee determined to provide each named executive officer (other than Mr. Malone) with a compensation package comprised primarily of a base salary, a performance-based bonus and equity incentive awards, weighted heavily toward the latter two, longer-term compensation elements.

        From July 2005 until September 2008, our named executive officers (other than Mr. Maffei) were also executive officers of Discovery Holding Company (DHC), a company whose shares our company distributed to our stockholders in July 2005. In connection with the distribution, DHC and our company entered into a services agreement pursuant to which DHC paid us for an allocated portion of the salary and benefits of the shared executive officers based on an estimate of the percentage of their time that they were expected to spend on DHC matters during the applicable year. During 2008, the allocation of time spent on DHC matters was as follows: Mr. Malone: 15%; Mr. Tanabe: 20%;

III-4

Mr. Flowers: 5%; Mr. Rosenthaler: 10%; and Mr. Shean: 20%. In September 2008, DHC completed a restructuring with Advance/Newhouse Programming Partnership pursuant to which, among other things, DHC and Advance/Newhouse combined their interests in Discovery Communications LLC under a new public, parent company, Discovery Communications, Inc. In recognition of the extraordinary efforts put forth by Messrs. Tanabe, Rosenthaler and Shean in negotiating and completing this restructuring, the compensation committee of DHC determined to grant each of these individuals cash bonuses in the amount of $80,000. At DHC's request, our company paid these bonuses on behalf of DHC and received full reimbursement from DHC, in each case, under the services agreement. Upon the closing of the restructuring, our executive officers ceased providing services to DHC, and the services agreement was assigned by DHC to Ascent Media Corporation, a wholly owned subsidiary of DHC which was spun-off as an independent public company in connection with the restructuring. None of our named executive officers provided services to Ascent Media during 2008 under the services agreement, as so assigned.

Role of Chief Executive Officer in Compensation Decisions

        Although the compensation package of each named executive officer is within the discretion of and determined by the compensation committee, recommendations are obtained from our chief executive officer, Mr. Maffei, as to all elements of each named executive officer's compensation package (other than that of Messrs. Malone and Maffei). The chief executive officer's recommendations are based on his evaluation of the performance and contributions of the other named executive officers, given their respective areas of responsibility. When making recommendations, the chief executive officer considers various qualitative factors such as:

  •
  the named executive officer's experience and overall effectiveness;

  •
  the responsibilities assumed by the named executive officer, including any changes to those responsibilities over the year;

  •
  the named executive officer's demonstrated leadership and management ability;

  •
  the named executive officer's compensation relative to other executives at our company with similar, greater or lesser responsibilities;

  •
  the named executive officer's compensation relative to compensation paid to similarly situated executives at companies within our reference group;

  •
  the named executive officer's years of service with our company; and

  •
  the performance of any group for which the named executive officer is primarily responsible.

Setting Executive Compensation

        In making its compensation decision for each named executive officer, the compensation committee considers the following:

  •
  each element of the named executive officer's historical compensation, including salary, bonus, equity compensation and perquisites and other personal benefits;

  •
  the financial performance of our company compared to internal forecasts and budgets;

  •
  the scope of the named executive officer's responsibilities;

  •
  the performance of the group reporting to the named executive officer;

  •
  as to each named executive officer (other than Messrs. Malone and Maffei), the performance evaluations and compensation recommendations given by the chief executive officer; and

  •
  compensation provided to similarly situated executives at companies within our reference group.

III-5

        Our reference group of companies consists of publicly-traded media, telecommunications and entertainment companies. This reference group includes companies that our company may compete with for executive talent and stockholder investment. This reference group also includes companies in the above industries that are headquartered in Colorado and companies in those industries that are similar to our company in size and complexity of operations. Companies included in our reference group are:

Cablevision Systems Corporation	Liberty Global, Inc.
CBS Corporation	News Corporation
Charter Communications, Inc.	Qwest Communications International Inc.
Comcast Corporation	Time Warner Inc.
The DIRECTV Group, Inc.	Time Warner Cable, Inc.
EchoStar Communications Corporation	Viacom Inc.
IAC/InterActiveCorp	The Walt Disney Company

        Although the compensation committee considers the compensation packages awarded by these companies, the compensation committee makes adjustments to these packages based on qualitative factors, such as:

  •
  the size, scope and complexity of the businesses of the companies in our reference group;

  •
  the cost of living and other factors related to the geographic location of these companies; and

  •
  the compensation philosophy of the particular company, including any policies relating to compensation of founders or others with substantial personal wealth.

        In addition, the compensation committee noted that comparisons based on the roles performed by the named executive officers of companies in our reference group and roles performed by our named executive officers may be difficult to draw. That difficulty is attributable, at least in part, to the fact that none of our named executive officers has the title of chief operating officer or chief financial officer, two positions commonly held by named executive officers of other companies. That difficulty is further pronounced when considering those in our reference group whose management has direct responsibility for operating businesses, because their named executive officers have responsibilities different from those of our named executive officers.

Elements of 2008 Executive Compensation

        For 2008 the principal components of compensation for our named executive officers were:

  •
  base salary;

  •
  a performance-based bonus, payable half in cash and half in restricted stock (other than with respect to Mr. Malone, who does not participate);

  •
  equity incentive grants unrelated to the performance-based bonus; and

  •
  perquisites and other limited personal benefits.

        Base Salary.    The compensation committee reviews the base salaries of our named executive officers (other than Mr. Malone) on an annual basis, as well as at the time of any change in responsibilities. Historically, after establishing a named executive officer's base salary, the compensation committee has limited increases to cost-of-living adjustments and adjustments based on an evaluation of a named executive officer's job performance, any changes in the scope of the named executive officer's

III-6

responsibilities, and the named executive officer's salary level compared to other named executive officers. For 2008, the compensation committee determined to increase the base salaries of our named executive officers (other than Messrs. Malone and Maffei) by 3% or 4% reflecting only a cost-of-living adjustment. The compensation committee believes base salary should be a relatively smaller portion of each named executive officer's overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders.

  2008 Performance Bonuses.

        Terms.    In the first quarter of 2008, the compensation committee determined to adopt an annual, performance-based bonus program for each of our named executive officers (other than Mr. Malone), which was similar to the program adopted for 2007. This bonus program, which is structured to comply with Section 162(m) of the Code, bases each participant's bonus on the achievement of a combination of corporate and personal performance measures. Pursuant to the 2008 bonus program, the aggregate OIBDA (OIBDA) for fiscal year 2008 of our six subsidiaries (QVC, Inc., Provide Commerce, Inc., Backcountry, Inc., BuySeasons, Inc., Bodybuilding.com, LLC and Starz Entertainment, LLC) and our allocable portion of DIRECTV's 2008 OIBDA must exceed the minimum level of $2.5 billion (the 2008 OIBDA Threshold) before any participant would be entitled to receive any bonus. The compensation committee retained the right to adjust actual 2008 OIBDA for each component under certain circumstances, such as to take into account the effects of an acquisition or disposition. If the prescribed 2008 OIBDA Threshold were exceeded, 1.75% of the excess would be used to establish the available pool from which performance bonuses would be payable under this program. The compensation committee defined OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock and other equity-based compensation).

        Each participant was then assigned a maximum bonus amount, expressed as a multiple of his 2008 base salary: 800%, 200% and 150% for our chief executive officer, executive vice president and each of our senior vice presidents, respectively. If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants, each participant's maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount. Assuming the bonus pool was sufficient to cover the aggregate maximum bonus amounts:

  •
  Each participant would be entitled to receive up to 30% of his maximum bonus amount (the Corporate Performance Component), as follows: (i) as to 15%, the achievement of certain prescribed 2008 OIBDA growth targets for the four subsidiaries (QVC, Provide Commerce, Backcountry, BuySeasons and Bodybuilding.com) collectively comprising the Interactive Group component; (ii) as to 6%, the achievement of certain prescribed 2008 OIBDA growth targets for Starz Entertainment; and (iii) as to 9%, the achievement of certain prescribed 2008 OIBDA growth targets for DIRECTV. Below are the targets for each component and the primary applicable pay-out level associated with each such target:

	Target 2008 OIBDA Growth
Primary Pay-Out Levels	Interactive Group	DIRECTV	Starz
200%	9.7%	27.0%	14.0%
100%	5.0%	17.0%	9.0%
0%	0.3%	7.0%	4.0%

    The compensation committee retained the discretion to adjust actual 2008 OIBDA for each component under certain circumstances, such as to take into account the effects of an acquisition or disposition.

  •
  Each participant would be entitled to receive the remaining 70% of his maximum bonus amount (the Individual Performance Component or IPC) subject to the right of the compensation

III-7

    committee to reduce the amount payable based upon its assessment of that participant's individual performance, as follows:

Individual Performance Rating (IPR)	Portion of Maximum Bonus Payable (IPC)
10	Full 70%
9	61.25%
8	52.5%
7	43.75
6	35%
5	26.25%
4	17.5%
3 and below	0%

    The evaluation of each of our named executive officers (other than Mr. Malone) included the extent to which the officer achieved specified annual performance goals. For 2008, those goals were as follows:

Individual	Annual Performance Goals
Gregory B. Maffei	•	Oversee relationship with DIRECTV; evaluate strategic opportunities
	•	Complete new tracker issuance and conduct ongoing analysis of tracker performance
	•	Develop business plans, personnel and reporting strategy for operating businesses
Charles Y. Tanabe	•	Evaluate and develop core competencies of inhouse legal staff
	•	Continue formalizing relationships with inhouse legal staff of operating businesses
	•	Continue implementing our company's government affairs program
David J.A. Flowers	•	Manage funding requirements (including 2009 debt maturities) and ensure cash positions are protected
	•	Develop financial plans for select operating companies
	•	Manage and restructure financial instruments, minimizing exposure to market conditions
Albert E. Rosenthaler	•	Manage and complete IRS audits, examinations and mediations
	•	Evaluate market opportunities and provide transaction support to maximize tax benefits
	•	Monitor industry tax issues and manage training of department personnel
Christopher W. Shean	•	Maintain timely and accurate SEC reporting
	•	Evaluate financial processes and personnel at operating companies

III-8

Individual	Annual Performance Goals
	•	Assist in transaction and structural initiatives

        Fifty percent of each participant's actual bonus amount would be payable in the form of a cash award, with the remaining 50% payable in the form of restricted stock awards. The dollar amount of the restricted stock award for 2008 was divided among our three Series A tracking stocks, as follows: (i) 45% in LMDIA restricted stock, (ii) 35% in LINTA restricted stock and (iii) 20% in LCAPA restricted stock, with the number of shares of each series awarded to be determined based on the closing market price of the shares of that series on the date of the award. The restricted shares would vest quarterly over three years.

        Awards.    Following a review of applicable financial results and preliminary forecasts, the compensation committee determined the following:

  •
  The 2008 OIBDA Threshold was sufficiently exceeded, thereby creating a bonus pool large enough to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount.

  •
  The 2008 OIBDA growth rates for the Interactive Group, Starz Entertainment and DIRECTV resulted in each participant being entitled to receive the following Corporate Performance Component:

	(Est.) 2008 OIBDA Growth Rate	Pay-Out Level	Corporate Performance Component (of possible 30%)
Interactive Group	(1.2)%	0%	0.0%
Starz Entertainment	17.7%	200%	6.0%
DIRECTV	22.0%	140%	6.3%

Total			12.3%

        The compensation committee then reviewed the individual performance of each participant to determine his rating and corresponding Individual Performance Component. The compensation committee took into account a variety of factors, without assigning a numerical value to any single performance measure. This determination was based on reports of our board, the observations of the compensation committee throughout the year and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. The following table presents the Corporate Performance Component and Individual Performance Component assigned to each participant together with the aggregate dollar value of each named executive officer's 2008 performance-based bonus (other than Mr. Malone, who does not participate in the program) and the forms of payment:

	Corporate Performance Component (of possible 30%)			Shares of Restricted Stock
		IIPC (of possible 70%)	Total Bonus ($)				Cash Award ($)
Name				LCAPA	LINTA	LMDIA
Gregory B. Maffei	12.3%	52.50%	5,464,000	180,927	396,763	94,861	2,732,000
Charles Y. Tanabe	12.3%	61.25%	1,318,504	43,659	95,742	22,891	659,252
David J.A. Flowers	12.3%	43.75%	597,676	19,791	43,400	10,376	298,838
Albert E. Rosenthaler	12.3%	61.25%	734,176	24,310	53,311	12,746	367,088
Christopher W. Shean	12.3%	52.50%	665,926	22,050	48,356	11,561	332,963

        For more information regarding these bonus awards, please see the "Grants of Plan-Based Awards" table below.

        Equity Incentive Compensation.    Consistent with our compensation philosophy, the compensation committee seeks to align the interests of our named executive officers with those of our stockholders by awarding stock-based incentive compensation. This ensures that our executives have a continuing stake

III-9

in its long-term success. The compensation committee weighs stock-based compensation more heavily than cash compensation in determining each named executive officer's overall compensation mix (other than Mr. Malone, whose compensation is governed by his employment agreement). In addition, the compensation committtee has considered that the equity incentive portion of our named executive officers' compensation packages generally exceeds that of the executives in our peer group.

        The Liberty Media Corporation 2000 Incentive Plan (as amended and restated, the 2000 Incentive Plan) and the 2007 Incentive Plan provide for the grant of a variety of incentive awards, including stock options, restricted shares, stock appreciation rights and performance awards. The incentive plan committee (a subcommittee of the compensation committee) has historically granted stock options and awards of restricted stock in preference to other awards because of its belief that options and restricted shares better promote retention of key employees through the continuing, long-term nature of an equity investment. In this regard, awards under these plan generally vest over a three to five year period.

        Stock options are awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date. Generally, grants are made by the incentive plan committee to our employees once a year. In 2008, annual option grants covering all three of our tracking stocks (LCAPA, LINTA and LMDIA) were made in December and were coupled with a restricted stock award in shares of LMDIA. The restricted stock award was made in recognition of the efforts of the management team in completing the exchange of stock of News Corporation for stock of Greenlady Corp. that was effected between News Corporation and subsidiaries of our company on February 27, 2008 (News Exchange) and their efforts in connection with the proposed split-off. The incentive plan committee may approve grants to employees of subsidiary companies on a more frequent basis based on the business practices and needs of the subsidiary.

        In addition to the annual grant, our named executive officers (other than Mr. Malone) received a grant of restricted stock in partial payment of their 2008 performance bonuses (as described above under "—2008 Performance Bonuses").

        For more information regarding these equity incentive grants, please see the "Grants of Plan-Based Awards" table below.

        Perquisites and Other Personal Benefits.    The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty 401(k) Savings Plan and the payment of life insurance premiums) consist of:

  •
  reimbursement of relocation expenses at a level above that given to non-executive, salaried employees;

  •
  limited personal use of corporate aircraft;

  •
  occasional, personal use of our New York City apartment, which is primarily used for business purposes, and occasional, personal use of a company car and driver;

  •
  a deferred compensation plan that provides above-market preferential returns; and

  •
  in the case of Mr. Malone, an annual allowance of $1 million for personal expenses.

        Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. Other than in connection with relocation expenses and as contemplated by Mr. Malone's employment agreement, our company has not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

        On occasion, and with the approval of our chairman or chief executive officer, executives may have family members and other guests accompany them on our corporate aircraft when traveling on business. Under the terms of the employment arrangements with our chairman and chief executive

III-10

officer, those individuals and their guests may use our corporate aircraft for non-business purposes subject to specified limitations.

        During 2008, Mr. Maffei was entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment with our company, (ii) our cessation of aircraft ownership or (iii) December 31, 2011. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of corporate aircraft.

        The aggregate incremental cost to our company of Mr. Malone's personal use of our aircraft counts toward his $1 million personal expense account (described above). We value incremental cost using a method that takes into account:

  •
  landing and parking expenses;

  •
  crew travel expenses;

  •
  supplies and catering;

  •
  aircraft fuel and oil expenses per hour of flight;

  •
  any customs, foreign permit and similar fees; and

  •
  passenger ground transportation.

Because the aircraft are used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, purchase or lease costs of aircraft and costs of maintenance and upkeep.

        For purposes of determining an executive's taxable income, personal use of our aircraft is valued using a method based on the Standard Industry Fare Level (SIFL) rates, as published by the IRS. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Code to the extent that the named executive officer's compensation exceeds $1 million. See "—Deductibility of Executive Compensation" below.

        Deferred Compensation.    To help accommodate the tax and estate planning objectives of our named executive officers, as well as other executives with the title of Senior Vice President and above, our board adopted the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended). Under that plan, participants may elect to defer up to 50% of their base salary and the cash portion of their bonuses. Compensation deferred under the plan that otherwise would have been received in 2008 will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. For more information on this plan, see "Executive Compensation—Executive Compensation Arrangements—2006 Deferred Compensation Plan" and the "Nonqualified Deferred Compensation Plans" table below. In addition, in response to turmoil in the financial markets during the fourth quarter of 2008, the compensation committee amended the 2006 deferred compensation plan to permit the participants to make a one-time withdrawal, or a change to the timing of the payment, of their previous deferrals. Elections were required to be made prior to December 31, 2008, with all such withdrawals to be paid in January 2009. This amendment was adopted consistent with Section 409A of the Code and its related regulations.

        We had also provided Mr. Malone with certain deferred compensation arrangements that were entered into by our predecessors and assumed by our company in connection with the various restructurings that our company has undergone. Beginning in February 2009, Mr. Malone began receiving accelerated payments under those deferred compensation arrangements. In December 2008, the compensation committee determined to amend Mr. Malone's deferred compensation arrangements, together with his installment severance arrangement (as described below), to accelerate his right to

III-11

begin receiving these payments while continuing to be employed by our company and to provide for a fixed payment schedule. For more information on these amendments see "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" below.

Employment Arrangements with Certain Named Executive Officers

        The only named executive officer with whom we have an employment agreement is Mr. Malone. Mr. Malone's employment agreement was first entered into in the 1980s, when he was the chief executive officer of our former parent TCI. We assumed that agreement in connection with the merger of AT&T and TCI in 1999. For a more detailed description of the employment agreement of Mr. Malone, including recent amendments thereto, see "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" below.

        Although Mr. Maffei does not have an employment agreement with us, various terms of his employment were established under an arrangement approved by our board when he joined our company as CEO-Elect in November 2005. For a more detailed description of this employment arrangement, see "Executive Compensation—Executive Compensation Arrangements—Maffei Employment Arrangement" below.

Deductibility of Executive Compensation

        In developing the compensation packages for our named executive officers, the compensation committee considered the deductibility of executive compensation under Section 162(m) of the Code. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted under the 2000 Incentive Plan and the 2007 Incentive Plan. The compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) of the Code, in order to maintain flexibility in making compensation decisions. Portions of the compensation paid to certain of our named executive officers may not be deductible due to the application of Section 162(m) of the Code.

Policy on Restatements

        In those instances where we grant cash or equity-based incentive compensation, we include in the related agreement with the executive a right, in favor of the company, to require the executive to repay or return to us any cash, stock or other compensation (including proceeds from the disposition of shares received upon exercise of options or stock appreciation rights). That right will arise if (1) a material restatement of any financial statement of the company is required and (2) in the reasonable judgment of the incentive plan committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, the incentive plan committee may take into account, among other factors its deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. The cash, stock or other compensation that the company may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement. The compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation.

III-12

SUMMARY COMPENSATION TABLE

Summary Compensation

Name and Principal Position (as of 12/31/08)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)(5)(6)		Total ($)
John C. Malone	2008	2,600	—	625,015	2,291,159	—	239,110	1,150,933	(7)	4,308,817
Chairman of the Board	2007	2,600	—	625,015	3,143,100	—	214,323	1,193,812	(7)	5,178,850
	2006	2,600	625,000	—	2,904,084	—	192,186	666,724	(7)	4,390,594
Gregory B. Maffei	2008	1,000,000	—	1,508,334	6,410,701	2,732,000	41,937	496,354	(8)	12,189,326
President and Chief	2007	1,000,000	—	625,015	4,460,593	2,650,000	4,875	463,062	(8)	9,203,545
Executive Officer	2006	1,000,000	625,000	—	3,279,277	1,000,000	—	524,559	(8)	6,428,836
Charles Y. Tanabe	2008	875,500	—	474,952	1,259,057	659,252	13,860	27,903		3,310,524
Executive Vice President	2007	850,000	—	287,234	833,617	563,126	2,450	27,403		2,563,830
and General Counsel	2006	715,000	200,000	87,200	766,433	—	—	23,050		1,791,683
David J.A. Flowers	2008	650,000	—	184,143	845,837	298,838	8,331	25,549		2,012,698
Senior Vice President and	2007	625,000	—	92,333	672,478	275,392	1,996	24,894		1,692,093
Treasurer (principal	2006	575,000	93,000	—	726,219	—	—	22,906		1,417,125
financial officer)
Albert E. Rosenthaler	2008	650,000	—	209,876	852,624	367,088	3,377	24,662		2,107,627
Senior Vice President	2007	625,000	—	106,344	748,016	310,548	907	24,061		1,814,876
	2006	575,000	106,000	—	974,355	—	—	22,906		1,678,261
Christopher W. Shean	2008	650,000	—	315,722	842,571	332,963	2,640	24,108		2,168,004
Senior Vice President and	2007	625,000	—	212,190	682,544	310,548	605	24,455		1,855,342
Controller (principal	2006	575,000	125,000	87,200	675,515	—	—	22,906		1,485,621
accounting officer)

(1)
The dollar amounts recognized for financial statement reporting purposes have been calculated in accordance with FAS 123R. For a description of the assumptions applied in these calculations, see Note 16 to our consolidated financial statements for the year ended December 31, 2008 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 27, 2009).

(2)
With respect to 2008 and 2007, reflects the cash portion of the 2008 and 2007 performance-based bonuses paid to each of our named executive officers (other than Mr. Malone, who does not participate in the program). See "Executive Compensation—Compensation Discussion and Analysis—Elements of 2008 Executive Compensation—2008 Performance Bonuses." With respect to 2006, reflects Mr. Maffei's performance-based bonus.

(3)
Reflects the above-market earnings credited during 2008, 2007 and 2006 to the deferred compensation accounts of each of our named executive officers. See "Executive Compensation—Compensation Discussion and Analysis—Elements of 2008 Executive Compensation—Deferred Compensation," "—Executive Compensation Arrangements—Employment Agreement," and "—Nonqualified Deferred Compensation Plans" below.

(4)
The Liberty 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty 401(k) Savings Plan participants may contribute up to 10% of their compensation, and we contribute a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty 401(k) Savings Plan are fully vested upon contribution.

  Generally, participants acquire a vested right in our contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

III-13

  Included in this column, with respect to each named executive officer, is $23,000, $22,500 and $22,000 of matching contributions made by our company to the Liberty 401(k) Savings Plan in 2008, 2007 and 2006, respectively. With respect to these matching contributions, all of our named executive officers are fully vested.

(5)
Included in this column are the life insurance premiums paid by our company, on behalf of each of our named executive officers (other than Mr. Malone), as follows:

	Amounts ($)
Name	2008	2007	2006
Gregory B. Maffei	1,710	1,710	1,050
Charles Y. Tanabe	4,903	4,903	1,050
David J.A. Flowers	2,549	2,394	906
Albert E. Rosenthaler	1,662	1,561	906
Christopher W. Shean	1,108	1,041	906
(6)
Our company makes available to its personnel, including its named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(7)
Includes the following:

	Amounts ($)
	2008	2007	2006
Reimbursement for personal estate and tax planning advice	83,800	80,850	60,000
Reimbursement for personal legal services	101,612	111,235	48,246
Compensation related to personal use of corporate aircraft(a)	186,395	227,137	187,596
Tax payments made on behalf of Mr. Malone	601,191	745,832	319,278
Payment of regulatory filing fees	125,000	—	—
Miscellaneous travel expenses	20,701	—	—
Tax gross-up related to income attributed to him with respect to Liberty Media cafeteria plan	380	364	438

  (a)
  Calculated based on aggregate incremental cost of such usage to our company

  We own an apartment in New York City which is primarily used for business purposes. Mr. Malone makes use of our NYC apartment and our company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Malone.

(8)
Includes the following:

	Amounts ($)
	2008	2007	2006
Compensation related to personal use of corporate aircraft(a)	460,749	234,071	409,475	(b)
Tax gross-up related to income attributed to him as a result of his reimbursement of relocation costs	—	197,281	—
Reimbursement of relocation costs	—	—	91,534

  (a)
  Calculated based on aggregate incremental cost of such usage to our company

  (b)
  Includes $318,021 of costs for commuting from Seattle to Denver prior to Mr. Maffei's relocation in 2006

  We own an apartment in New York City which is primarily used for business purposes. Mr. Maffei makes occasional use of our NYC apartment and our company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Maffei.

III-14

Executive Compensation Arrangements

Malone Employment Agreement

        In connection with the merger of TCI and AT&T Corp. in 1999, an employment agreement between John C. Malone and TCI was assigned to our company. The term of Mr. Malone's employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by our compensation committee. Although the "Summary Compensation" table above reflects the aggregate incremental cost of Mr. Malone's personal use of our corporate aircraft, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL and aggregated $55,016 for the year ended December 31, 2008. Mr. Malone's employment agreement was further amended in December 2008, as described below.

        Prior to the December 2008 amendment, Mr. Malone had been entitled to a deferred compensation arrangement and an installment severance payment plan in certain circumstances. Mr. Malone had been permitted to defer a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The aggregate deferred amount, plus interest accrued thereon at the rate of 8% per annum compounded annually from the applicable date of deferral to the date of termination, would have been payable in 240 consecutive monthly installments commencing on the termination of Mr. Malone's employment. Each installment payment would have included a payment of interest on the amount of such installment computed at the rate of 8% per annum compounded annually from Mr. Malone's termination date to the date of such installment payment (collectively, the 1993 deferred compensation arrangement). Also, upon any termination of Mr. Malone's employment, he or his beneficiaries would have been entitled to receive 240 consecutive monthly payments of $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date payment commences), the first of which would have been payable on the first day of the month succeeding the termination of Mr. Malone's employment (the installment severance plan).

        In addition, Mr. Malone had deferred a portion of his monthly compensation under his previous employment agreement, which was entered into as of January 1982, for all employment years ending on or prior to December 31, 1992. We assumed the obligation to pay that deferred compensation in connection with the merger of AT&T and TCI. The aggregate deferred amount, plus interest accrued thereon at the rate of 13% per annum compounded annually from the applicable date of deferral to the date of termination, would have been payable in 240 consecutive monthly installments commencing on the termination of Mr. Malone's employment. Each installment payment would have included a payment of interest on the amount of such installment computed at the rate of 13% per annum compounded annually from Mr. Malone's termination date to the date of such installment payment (collectively, the 1982 deferred compensation arrangement). (The 13% interest rate was established in 1983 pursuant to the previous agreement.)

        In December 2008, the compensation committee determined to modify Mr. Malone's employment arrangements to permit Mr. Malone to begin receiving fixed monthly payments in 2009, while he remains employed by us, in satisfaction of our obligations to him under the 1993 deferred compensation arrangement, the 1982 deferred compensation arrangement and the installment severance plan. The amounts owed to Mr. Malone under these arrangements aggregated approximately $2.4 million, $20 million and $39 million, respectively, in each case, at December 31, 2008. As a result

III-15

of these modifications, Mr. Malone will receive 240 equal monthly installments, commencing February 2009, of: (1) approximately $20,000 under the 1993 deferred compensation arrangement, (2) approximately $237,000 under the 1982 deferred compensation arrangement; and (3) approximately $164,000 under the installment severance plan. Once payments commenced under the installment severance plan, interest ceased to accrue.

        Under the terms of Mr. Malone's employment agreement, he is entitled to receive upon the termination of his employment at our election for any reason (other than for death or "cause"), a lump sum equal to his salary for a period of 5 full years following termination (calculated on the basis of $2,600 per annum, the lump sum severance payment). The December 2008 amendment did not affect the lump sum severance payment.

        For a description of the effect of any termination event or a change in control of our company on his employment agreement, see "Executive Compensation—Potential Payments Upon Termination or Change in Control" below.

Maffei Employment Arrangement

        In connection with the acceptance by Gregory B. Maffei of employment with our company as CEO-Elect in November 2005, our board approved an employment arrangement for Mr. Maffei. Pursuant to the arrangement, Mr. Maffei is entitled to receive a base salary of $1,000,000 per annum. We agreed to reimburse Mr. Maffei for his commuting costs from Seattle to Denver through 2006. We also agreed to reimburse Mr. Maffei for expenses incurred in relocating his principal residence to the Denver area. Also, Mr. Maffei was granted options to acquire 5,500,000 shares of pre-reclassified Liberty Series A common stock at an exercise price of $7.95, which was the closing price of pre-reclassified Liberty Series A common stock on the grant date. As a result of the restructuring and the reclassification, these options have been converted into options to acquire 275,000 shares of LCAPA at an exercise price of $10.88 per share, 1,375,000 shares of LINTA at an exercise price of $16.91 per share and 1,100,000 shares of LMDIA at an exercise price of $15.89 per share. In the event of Mr. Maffei's involuntary termination without cause, Mr. Maffei will be entitled to continue receiving his base salary for a period of eighteen months after the date of such termination, together with any portion of his performance bonus determined by our board to have been earned prior to his termination. Unvested stock incentive awards held by Mr. Maffei will vest to the extent that they would have vested in that eighteen month period had Mr. Maffei continued to be employed during that period.

        As discussed under "Executive Compensation—Compensation Discussion and Analysis—Elements of 2008 Executive Compensation—Perquisites and Other Personal Benefits" above, in 2008, we entered into a letter agreement with Mr. Maffei pursuant to which he is entitled to personal use of corporate aircraft not to exceed 120 hours of flight time per year through the first to occur of December 31, 2011, his termination with our company or its cessation of aircraft ownership. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of corporate aircraft.

Equity Incentive Plans

        The 2000 Incentive Plan and the 2007 Incentive Plan (together the equity incentive plans) are administered by the incentive plan committee of our board. The incentive plan committee of our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The equity incentive plans are designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The incentive plan committee may grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the equity incentive plans (collectively, awards).

III-16

        The maximum number of shares of our common stock with respect to which awards may be issued under the 2000 Incentive Plan is 82,200,000 and the 2007 Incentive Plan is 51,375,000, subject, in each case, to anti-dilution and other adjustment provisions of the respective plans. With limited exceptions, under the equity incentive plans, no person may be granted in any calendar year awards covering more than 12,844,000 shares of our common stock nor may any person receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the equity incentive plans are made available from either authorized but unissued shares or shares that have been issued but reacquired by us.

2006 Deferred Compensation Plan

        Effective for the year beginning January 1, 2007, officers at the level of Senior Vice President and above are eligible to participate in the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended, the 2006 deferred compensation plan). Each eligible officer, including our chief executive officer, principal financial officer and principal accounting officer, may elect to defer up to 50% of his annual base salary and the cash portion of his performance bonus under the 2006 deferred compensation plan. Elections must be made in advance of certain deadlines and may include (1) the selection of a payment date, which generally may not be later than 30 years from the end of the year in which the applicable compensation is initially deferred, and (2) the form of distribution, such as a lump-sum payment or substantially equal annual installments over two to five years. Compensation deferred under the 2006 deferred compensation plan will earn interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

        In addition to the accelerated distribution events described under "Executive Compensation—Potential Payments Upon Termination or Change-in-Control" below, at the eligible officer's request, if the compensation committee determines that such officer has suffered a financial hardship, it may authorize immediate distribution of amounts deferred under the 2006 deferred compensation plan. In addition, a one-time withdrawal or change in payment timing was permitted to made in January 2009 as described in "Executive Compensation—Compensation Discussion and Analysis—Elements of 2008 Executive Compensation—Deferred Compensation."

        Our board reserves the right to terminate the 2006 deferred compensation plan at any time. An optional termination by our board will not result in any distribution acceleration.

III-17

Grants of Plan-Based Awards

        The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2008 to our named executive officers.

		Estimated Future Payouts under Non-equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)(2)
									Grant date fair value of stock and option awards ($)
								Exercise or base price of option awards ($)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)
John C. Malone
LCAPA	12/16/08	—	—	—	—		333,747	3.57	393,187
LINTA	12/16/08	—	—	—	—		1,373,132	2.91	1,538,457
LMDIA	12/16/08	—	—	—	—		1,373,656	17.69	7,970,364
LMDIA	12/16/08	—	—	—	304,240	(2)	—	—	5,382,006
Gregory B. Maffei
	3/24/08	—	5,464,000	—	—		—	—	—
LCAPA	12/12/08	—	—	—	180,927	(3)	—	—	546,400
LINTA	12/12/08	—	—	—	396,763	(3)	—	—	956,199
LMDIA	12/12/08	—	—	—	94,861	(3)	—	—	1,229,399
LCAPA	12/16/08	—	—	—	—		333,747	3.57	393,187
LINTA	12/16/08	—	—	—	—		1,373,132	2.91	1,538,457
LMDIA	12/16/08	—	—	—	—		1,373,656	17.69	7,970,364
LMDIA	12/16/08	—	—	—	304,240	(2)	—	—	5,382,006
Charles Y. Tanabe
	3/24/08	—	1,318,504	—	—		—	—	—
LCAPA	12/12/08	—	—	—	43,659	(3)	—	—	131,850
LINTA	12/12/08	—	—	—	95,742	(3)	—	—	230,738
LMDIA	12/12/08	—	—	—	22,891	(3)	—	—	296,667
LCAPA	12/16/08	—	—	—	—		94,625	3.57	111,478
LINTA	12/16/08	—	—	—	—		389,313	2.91	436,186
LMDIA	12/16/08	—	—	—	—		389,462	17.69	2,259,775
LMDIA	12/16/08	—	—	—	86,259	(2)	—	—	1,525,922
David J.A Flowers
	3/24/08	—	597,676	—	—		—	—	—
LCAPA	12/12/08	—	—	—	19,791	(3)	—	—	59,769
LINTA	12/12/08	—	—	—	43,400	(3)	—	—	104,594
LMDIA	12/12/08	—	—	—	10,376	(3)	—	—	134,473
LCAPA	12/16/08	—	—	—	—		50,466	3.57	59,454
LINTA	12/16/08	—	—	—	—		207,633	2.91	232,632
LMDIA	12/16/08	—	—	—	—		207,712	17.69	1,205,207
LMDIA	12/16/08	—	—	—	46,005	(2)	—	—	813,828
Albert E. Rosenthaler
	3/24/08	—	734,176	—	—		—	—	—
LCAPA	12/12/08	—	—	—	24,310	(3)	—	—	73,416
LINTA	12/12/08	—	—	—	53,311	(3)	—	—	128,480
LMDIA	12/12/08	—	—	—	12,746	(3)	—	—	165,188
LCAPA	12/16/08	—	—	—	—		50,466	3.57	59,454
LINTA	12/16/08	—	—	—	—		207,633	2.91	232,632
LMDIA	12/16/08	—	—	—	—		207,712	17.69	1,205,207
LMDIA	12/16/08	—	—	—	46,005	(2)	—	—	813,828

III-18

		Estimated Future Payouts under Non-equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)(2)
									Grant date fair value of stock and option awards ($)
								Exercise or base price of option awards ($)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)
Christopher W. Shean
	3/24/08	—	665,926	—	—		—	—	—
LCAPA	12/12/08	—	—	—	22,050	(3)	—	—	66,591
LINTA	12/12/08	—	—	—	48,356	(3)	—	—	116,538
LMDIA	12/12/08	—	—	—	11,561	(3)	—	—	149,831
LCAPA	12/16/08	—	—	—	—		50,466	3.57	59,454
LINTA	12/16/08	—	—	—	—		207,633	2.91	232,632
LMDIA	12/16/08	—	—	—	—		207,712	17.69	1,205,207
LMDIA	12/16/08	—	—	—	46,005	(2)	—	—	813,828

(1)
Represents the actual aggregate amount of each named executive officer's 2008 performance-based bonus. See "Executive Compensation—Compensation Discussion and Analysis—Elements of 2008 Compensation—2008 Performance Bonuses" above.

(2)
Vests quarterly over 4 years from grant date.

(3)
Represents 50% of each named executive officer's 2008 performance-based bonus amount. Vests quarterly over 3 years from grant date. See "Executive Compensation—Compensation Discussion and Analysis—Elements of 2008 Compensation—2008 Performance Bonuses Program" above.

III-19

Outstanding Equity Awards at Fiscal Year-End

        The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2008 and held by our named executive officers, including those awards granted during 2008 and reflected in the "Grants of Plan-Based Awards" table above.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
John C. Malone
Option Awards
LCAPA	36,932	47,496	(1)	15.96	3/29/14	—		—
LCAPA	—	333,747	(2)	3.57	12/16/15	—
LCAPB	574,270	—		15.20	2/28/11	—		—
LCAPB	90,000	—		12.69	6/14/15	—		—
LINTA	50,000	—		19.14	6/14/15	—		—
LINTA	148,918	191,475	(1)	24.06	3/29/14	—		—
LINTA	—	1,373,132	(2)	2.91	12/16/15	—		—
LINTB	2,871,351	—		23.64	2/28/11	—		—
LINTB	450,000	—		19.74	6/14/15
LMDIA	40,000	—		17.99	6/14/15	—		—
LMDIA	147,749	189,963	(1)	23.32	3/29/14	—		—
LMDIA	—	1,373,656	(2)	17.69	12/16/15	—		—
LMDIB	2,297,080	—		21.79	2/28/11	—		—
LMDIB	360,000	—		18.19	6/14/15	—		—
Stock Awards
LCAPA	—	—		—	—	4,224	(3)	19,895
LINTA	—	—		—	—	9,694	(3)	30,245
LMDIA	—	—		—	—	16,896	(3)	295,342
LMDIA	—	—		—	—	304,240	(2)	5,318,115
Gregory B. Maffei
Option Awards
LCAPA	206,244	68,756	(4)	10.88	11/8/12	—		—
LCAPA	10,736	4,889	(5)	11.36	3/2/13	—		—
LCAPA	49,259	63,341	(1)	15.96	3/29/14	—		—
LCAPA	28,648	85,958	(6)	17.26	12/24/14	—		—
LCAPA	—	333,747	(2)	3.57	12/16/15	—		—
LINTA	1,031,244	343,756	(4)	16.91	11/8/12	—		—
LINTA	53,702	24,423	(5)	17.65	3/2/13	—		—
LINTA	198,576	255,324	(1)	24.06	3/29/14	—		—
LINTA	115,692	347,087	(6)	19.96	12/24/14	—		—
LINTA	—	1,373,132	(2)	2.91	12/16/15	—		—
LMDIA	825,000	275,000	(4)	15.89	11/8/12	—		—
LMDIA	42,966	19,534	(5)	16.59	3/2/13	—		—
LMDIA	197,050	253,350	(1)	23.32	3/29/14	—		—
LMDIA	114,604	343,820	(6)	25.21	12/24/14	—		—
LMDIA	—	1,373,656	(2)	17.69	12/16/15	—		—

III-20

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Stock Awards
LCAPA	—	—		—	—	4,224	(3)	19,895
LCAPA	—	—		—	—	7,481	(7)	35,236
LCAPA	—	—		—	—	180,927	(8)	852,166
LINTA	—	—		—	—	9,694	(3)	30,245
LINTA	—	—		—	—	44,259	(7)	138,088
LINTA	—	—		—	—	396,763	(8)	1,237,901
LMDIA	—	—		—	—	16,896	(3)	295,342
LMDIA	—	—		—	—	29,912	(7)	522,862
LMDIA	—	—		—	—	94,861	(8)	1,658,170
LMDIA	—	—		—	—	304,240	(2)	5,318,115
Charles Y. Tanabe
Option Awards
LCAPA	98,458	—		14.74	2/28/11	—		—
LCAPA	12,500	—		10.92	7/31/13	—		—
LCAPA	9,000	2,250	(9)	9.95	8/6/14	—		—
LCAPA	11,375	2,625	(10)	11.93	8/2/12	—		—
LCAPA	7,018	3,190	(11)	11.27	2/28/13	—		—
LCAPA	13,951	17,949	(1)	15.96	3/29/14	—		—
LCAPA	8,084	24,258	(6)	17.26	12/24/14	—		—
LCAPA	—	94,625	(2)	3.57	12/16/15	—		—
LINTA	492,288	—		22.90	2/28/11	—		—
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	45,000	11,250	(9)	15.46	8/6/14	—		—
LINTA	56,875	13,125	(10)	18.54	8/2/12	—		—
LINTA	35,090	15,952	(11)	17.52	2/28/13	—		—
LINTA	56,259	72,341	(1)	24.06	3/29/14	—		—
LINTA	32,648	97,950	(6)	19.96	12/24/14	—		—
LINTA	—	389,313	(2)	2.91	12/16/15	—		—
LMDIA	393,832	—		21.53	2/28/11	—		—
LMDIA	50,000	—		15.95	7/31/13	—		—
LMDIA	36,000	9,000	(9)	14.53	8/6/14	—		—
LMDIA	45,500	10,500	(10)	17.43	8/2/12	—		—
LMDIA	28,072	12,760	(11)	16.47	2/28/13	—		—
LMDIA	55,825	71,775	(1)	23.32	3/29/14	—		—
LMDIA	32,340	97,028	(6)	25.21	12/24/14	—		—
LMDIA	—	389,462	(2)	17.69	12/16/15	—		—
Stock Awards
LCAPA	—	—		—	—	875	(12)	4,121
LCAPA	—	—		—	—	1,359	(3)	6,401
LCAPA	—	—		—	—	1,592	(7)	7,498
LCAPA	—	—		—	—	43,659	(8)	205,634
LINTA	—	—		—	—	4,375	(12)	13,650
LINTA	—	—		—	—	3,109	(3)	9,700
LINTA	—	—		—	—	9,406	(7)	29,347
LINTA	—	—		—	—	95,742	(8)	298,715

III-21

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
LMDIA	—	—		—	—	3,500	(12)	61,180
LMDIA	—	—		—	—	5,416	(3)	94,672
LMDIA	—	—		—	—	6,360	(7)	111,173
LMDIA	—	—		—	—	22,891	(8)	400,135
LMDIA	—	—		—	—	86,259	(2)	1,507,807
David J.A. Flowers
Option Awards
LCAPA	73,843	—		14.74	2/28/11	—		—
LCAPA	10,000	—		10.92	7/31/13	—		—
LCAPA	10,000	2,500	(9)	9.95	8/6/14	—		—
LCAPA	12,181	2,819	(10)	11.93	8/2/12	—		—
LCAPA	6,215	2,827	(11)	11.27	2/28/13	—		—
LCAPA	7,392	9,508	(1)	15.96	3/29/14	—		—
LCAPA	4,284	12,857	(6)	17.26	12/24/14	—		—
LCAPA	—	50,466	(2)	3.57	12/16/15	—		—
LINTA	369,216	—		22.90	2/28/11	—		—
LINTA	50,000	—		16.97	7/31/13	—		—
LINTA	50,000	12,500	(9)	15.46	8/6/14	—		—
LINTA	60,931	14,069	(10)	18.54	8/2/12	—		—
LINTA	31,075	14,133	(11)	17.52	2/28/13	—		—
LINTA	29,792	38,308	(1)	24.06	3/29/14	—		—
LINTA	17,300	51,914	(6)	19.96	12/24/14	—		—
LINTA	—	207,633	(2)	2.91	12/16/15	—		—
LMDIA	295,372	—		21.53	2/28/11	—		—
LMDIA	40,000	—		15.95	7/31/13	—		—
LMDIA	40,000	10,000	(9)	14.53	8/6/14	—		—
LMDIA	48,750	11,250	(10)	17.43	8/2/12	—		—
LMDIA	24,860	11,308	(11)	16.47	2/28/13	—		—
LMDIA	29,575	38,025	(1)	23.32	3/29/14	—		—
LMDIA	17,140	51,424	(6)	25.21	12/24/14	—		—
LMDIA	—	207,712	(2)	17.69	12/16/15	—		—
Stock Awards
LCAPA	—	—		—	—	631	(3)	2,972
LCAPA	—	—		—	—	778	(7)	3,664
LCAPA	—	—		—	—	19,791	(8)	93,216
LINTA	—	—		—	—	1,436	(3)	4,480
LINTA	—	—		—	—	4,603	(7)	14,361
LINTA	—	—		—	—	43,400	(8)	135,408
LMDIA	—	—		—	—	2,504	(3)	43,770
LMDIA	—	—		—	—	3,112	(7)	54,398
LMDIA	—	—		—	—	10,376	(8)	181,372
LMDIA	—	—		—	—	46,005	(2)	804,167

III-22

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Albert E. Rosenthaler
Option Awards
LCAPA	25,640	—		12.38	4/1/12	—		—
LCAPA	12,500	—		10.92	7/31/13	—		—
LCAPA	10,000	2,500	(9)	9.95	8/6/14	—		—
LCAPA	12,181	2,819	(10)	11.93	8/2/12	—		—
LCAPA	6,215	2,827	(11)	11.27	2/28/13	—		—
LCAPA	7,392	9,508	(1)	15.96	3/29/14	—		—
LCAPA	4,284	12,857	(6)	17.26	12/24/14	—		—
LCAPA	—	50,466	(2)	3.57	12/16/15	—		—
LINTA	128,200	—		19.25	4/1/12	—		—
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	50,000	12,500	(9)	15.46	8/6/14	—		—
LINTA	60,931	14,069	(10)	18.54	8/2/12	—		—
LINTA	31,075	14,133	(11)	17.52	2/28/13	—		—
LINTA	29,792	38,308	(1)	24.06	3/29/14	—		—
LINTA	17,300	51,914	(6)	19.96	12/24/14	—		—
LINTA	—	207,633	(2)	2.91	12/16/15	—		—
LMDIA	102,560	—		18.09	4/1/12	—		—
LMDIA	50,000	—		15.95	7/31/13	—		—
LMDIA	40,000	10,000	(9)	14.53	8/6/14	—		—
LMDIA	48,750	11,250	(10)	17.43	8/2/12	—		—
LMDIA	24,860	11,308	(11)	16.47	2/28/13	—		—
LMDIA	29,575	38,025	(1)	23.32	3/29/14	—		—
LMDIA	17,140	51,424	(6)	25.21	12/24/14	—		—
LMDIA	—	207,712	(2)	17.69	12/16/15	—		—
Stock Awards
LCAPA	—	—		—	—	720	(3)	3,391
LCAPA	—	—		—	—	879	(7)	4,140
LCAPA	—	—		—	—	24,310	(8)	114,500
LINTA	—	—		—	—	1,661	(3)	5,182
LINTA	—	—		—	—	5,187	(7)	16,183
LINTA						53,311	(8)	166,330
LMDIA	—	—		—	—	2,872	(3)	50,203
LMDIA	—	—		—	—	3,508	(7)	61,320
LMDIA	—	—		—	—	12,746	(8)	222,800
LMDIA	—	—		—	—	46,005	(2)	804,167

III-23

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Christopher W. Shean
Option Awards
LCAPA	14,102	—		14.74	9/21/10	—		—
LCAPA	2,820	—		14.74	2/28/11	—		—
LCAPA	12,500	—		10.92	7/31/13	—		—
LCAPA	10,000	2,500	(9)	9.95	8/6/14	—		—
LCAPA	10,556	2,444	(10)	11.93	8/2/12	—		—
LCAPA	7,018	3,190	(11)	11.27	2/28/13	—		—
LCAPA	7,392	9,508	(1)	15.96	3/29/14	—		—
LCAPA	4,284	12,857	(6)	17.26	12/24/14	—		—
LCAPA	—	50,466	(2)	3.57	12/16/15	—		—
LINTA	70,510	—		22.90	9/21/10	—		—
LINTA	14,102	—		22.90	2/28/11	—		—
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	50,000	12,500	(9)	15.46	8/6/14	—		—
LINTA	52,806	12,194	(10)	18.54	8/2/12	—		—
LINTA	35,090	15,952	(11)	17.52	2/28/13	—		—
LINTA	29,792	38,308	(1)	24.06	3/29/14	—		—
LINTA	17,300	51,914	(6)	19.96	12/24/14	—		—
LINTA	—	207,633	(2)	2.91	12/16/15	—		—
LMDIA	56,408	—		21.53	9/21/10	—		—
LMDIA	11,280	—		21.53	2/28/11	—		—
LMDIA	50,000	—		15.95	7/31/13	—		—
LMDIA	40,000	10,000	(9)	14.53	8/6/14	—		—
LMDIA	42,250	9,750	(10)	17.43	8/2/12	—		—
LMDIA	28,072	12,760	(11)	16.47	2/28/13	—		—
LMDIA	29,575	38,025	(1)	23.32	3/29/14	—		—
LMDIA	17,140	51,424	(6)	25.21	12/24/14	—		—
LMDIA	—	207,712	(2)	17.69	12/16/15	—		—
Stock Awards
LCAPA	—	—		—	—	875	(12)	4,121
LCAPA	—	—		—	—	848	(3)	3,994
LCAPA	—	—		—	—	879	(7)	4,140
LCAPA	—	—		—	—	22,050	(8)	103,856
LINTA	—	—		—	—	4,375	(12)	13,650
LINTA	—	—		—	—	1,943	(3)	6,062
LINTA	—	—		—	—	5,187	(7)	16,183
LINTA	—	—		—	—	48,356	(8)	150,871
LMDIA	—	—		—	—	3,500	(12)	61,180
LMDIA	—	—		—	—	3,384	(3)	59,152
LMDIA	—	—		—	—	3,508	(7)	61,320
LMDIA	—	—		—	—	11,561	(8)	202,086
LMDIA	—	—		—	—	46,005	(2)	804,167

(1)
Vests quarterly (based on original amount of grant) over 4 years from March 29, 2007 grant date.

(2)
Vests quarterly (based on original amount of grant) over 4 years from December 16, 2008 grant date.

III-24

(3)
Vests quarterly (based on original amount of grant) over 3 years from December 15, 2006 grant date.

(4)
Vests quarterly (based on original amount of grant) over 4 years from November 8, 2005 grant date.

(5)
Vests quarterly (based on original amount of grant) over 4 years from March 2, 2006 grant date.

(6)
Vests quarterly (based on original amount of grant) over 4 years from December 24, 2007 grant date.

(7)
Vests quarterly (based on original amount of grant) over 3 years from December 15, 2007 grant date.

(8)
Vests quarterly (based on original amount of grant) over 3 years from December 12, 2008 grant date.

(9)
Vests on August 6, 2009.

(10)
Vests on August 2, 2009.

(11)
Vests quarterly (based on original amount of grant) over 4 years from February 28, 2006 grant date.

(12)
Vests quarterly (based on original amount of grant) over 5 years from August 2, 2005 grant date.

III-25

Option Exercises and Stock Vested

        The following table sets forth information regarding the exercise of vested options and the vesting of restricted stock held by our named executive officers, in each case, during the year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)(1)	Value realized on exercise ($)	Number of shares acquired on vesting (#)(1)	Value realized on vesting ($)
John C. Malone
LCAPA	10,000	20,800	4,224	50,899
LCAPB	90,000	155,700	—	—
LINTA	—	—	9,692	118,145
LMDIA	—	—	16,896	381,723
Gregory B. Maffei
LCAPA	—	—	7,960	95,918
LINTA	—	—	31,816	387,837
LMDIA	—	—	31,852	719,616
Charles Y. Tanabe
LCAPA	—	—	2,640	44,285
LINTA	—	—	10,300	126,359
LMDIA	—	—	10,588	227,642
David J.A Flowers
LCAPA	—	—	1,008	12,146
LINTA	—	—	3,728	45,444
LMDIA	—	—	4,052	91,545
Albert E. Rosenthaler
LCAPA	—	—	1,152	13,882
LINTA	—	—	4,244	51,734
LMDIA	—	—	4,624	104,468
Christopher W. Shean
LCAPA	—	—	1,780	33,922
LINTA	—	—	7,024	86,425
LMDIA	—	—	7,136	149,653

(1)
Includes shares withheld in payment of withholding taxes at election of holder.

III-26

Nonqualified Deferred Compensation Plans

        The following table sets forth information regarding the nonqualified deferred compensation plans in which our named executive officers participated during the year ended December 31, 2008. Our named executive officers, other than Mr. Malone, participate in the 2006 Deferred Compensation Plan. See "Executive Compensation—Executive Compensation Arrangements—2006 Deferred Compensation" for more information. Mr. Malone's deferred compensation arrangements are described under "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement."

Name	Executive contributions in 2008 ($)	Registrant contributions in 2008 ($)	Aggregate earnings in 2008 ($)(1)	Aggregate withdrawals/ distributions ($)	Aggregate balance at 12/31/08 ($)(2)
John C. Malone	—	—	2,476,722	—	22,377,810
Gregory B. Maffei	1,825,000	—	190,691	—	2,538,062
Charles Y. Tanabe	584,212	—	63,085	—	913,547
David J.A. Flowers	305,379	—	37,926	—	558,719
Albert E. Rosenthaler	146,000	—	15,402	—	259,317
Christopher W. Shean	104,055	—	12,021	—	181,353

(1)
Of these amounts, the following were reported in the "Summary Compensation" table as above-market earnings that were credited to the named executive officer's deferred compensation account during 2008:

Name	Amount ($)
John C. Malone	239,110
Gregory B. Maffei	41,937
Charles Y. Tanabe	13,860
David J.A. Flowers	8,331
Albert E. Rosenthaler	3,377
Christopher W. Shean	2,640
(2)
In our prior year proxy statements, we reported the following above-market earnings that were credited as interest to the applicable officer's deferred compensation accounts during the years reported:

	Amount ($)
Name	2007	2006	2005
John C. Malone	214,323	192,186	1,734,298
Gregory B. Maffei	4,875	—	—
Charles Y. Tanabe	2,450	—	—
David J.A. Flowers	1,196	—	—
Albert E. Rosenthaler	907	—	—
Christopher W. Shean	605	—	—

Potential Payments Upon Termination or Change-in-Control

        The following table sets forth the potential payments our named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31,

III-27

2008. The actual amounts may be different at the time of termination due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

        The amounts provided in the tables are based on the closing market prices on December 31, 2008 for each series of our common stock then-outstanding: LMDIA—$17.48, LMDIB—$17.23, LINTA—$3.12, LINTB—$2.99, LCAPA—$4.71 and LCAPB—$4.65. The value of options and SARs shown in the tables is based on the spread between the exercise or base price of the award and the applicable closing market price. The value of the restricted stock shown in the tables is based on the applicable closing market price and the number of shares vested.

        Each of our named executive officers has received awards and payments under the 2000 Incentive Plan and the 2007 Incentive Plan, and each of our named executive officers is eligible to participate in our deferred compensation plans. Additionally, each of Messrs. Malone and Maffei is entitled to certain payments upon termination under his respective employment arrangement. See "Executive Compensation—Executive Compensation Arrangements."

        Set forth below is a description of the circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout:

        Voluntary Termination.    Under the equity incentive plans, each named executive officer would only have a right to the equity grants which vested prior to his termination date.

        Under the 2006 deferred compensation plan, our company does not have an acceleration right to pay out account balances to the participants upon this type of termination. For purposes of the tabular presentation below, we have assumed that our company was permitted to make payments to the executive officers in accordance with their respective standing elections under the plans, subject to compliance with Section 409A of the Code.

        Termination for Cause.    All equity grants (whether vested or unvested) under the equity incentive plans would be forfeited by any named executive officer who is terminated for "cause." The equity incentive plans define "cause" as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), "cause" means a felony conviction for fraud, misappropriation or embezzlement.

        No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee's right to distribute out certain de minimus amounts in an officer's deferred compensation account).

        Termination Without Cause.    Certain of the employment agreements and arrangements provide for benefits in the case of termination by our company not for cause. See "Executive Compensation—Executive Compensation Arrangements" above. Pursuant to the equity incentive plans and the related award agreements, if a named executive officer were terminated without cause, in addition to his vested equity awards, he would be entitled to vesting in full with respect to any outstanding options or SARs that would have vested during the calendar year in which the termination occurs and the lapse of restrictions with respect to any restricted share awards that would have vested during such calendar year.

        No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee's right to distribute out certain de minimus amounts in an officer's deferred compensation account).

        Death.    In the event of death, the equity incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

III-28

        No amounts are shown for payments pursuant to life insurance policies, which we make available to all our employees.

        The beneficiary of a deceased executive has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation below).

        Disability.    In the event of a disability, which is generally the inability to perform gainful activity for at least 12 months, the equity incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

        No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all its employees.

        A disabled executive has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation below).

        Termination After a Change in Control.    In case of a change in control, the incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards. A change in control is generally defined as:

  •
  The acquisition of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors.

  •
  Any non-exempt person purchases our common stock pursuant to a tender offer or exchange offer, without the prior consent of our board.

  •
  The individuals constituting our board over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

  •
  Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of the company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.

        In the case of a change in control described in the last bullet point, our incentive plan committee may determine to not accelerate the existing equity awards if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made.

        The 2006 deferred compensation plan provides our compensation committee with the option of terminating the plan within 12 months of a change of control and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation below.

III-29

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination ($)		Termination for Cause ($)	Termination Without Cause ($)		Death ($)		Disability ($)		After a Change in Control ($)
John C. Malone
Lump Sum Severance(1)	—		—	13,000		—		13,000		—
Installment Severance Plan(2)	39,290,251		39,290,251	39,290,251		39,290,251		39,290,251		39,290,251
1993 Deferred Compensation Arrangement(3)	4,820,450		4,820,450	4,820,450		2,401,273		4,820,450		4,820,450
1982 Deferred Compensation Arrangement(4)	56,835,905		56,835,905	56,835,905		20,213,484		56,835,905		56,835,905
Options/SARs	—	(5)	—	—	(5)	668,829	(6)	668,829	(6)	668,829	(6)
Restricted Stock	—		—	—		5,663,598	(6)	5,663,598	(6)	5,663,598	(6)

Total	100,946,606		100,946,606	100,959,606		68,237,435		107,292,033		107,279,033

Gregory B. Maffei
Severance(7)	—		—	1,500,000		1,500,000		1,500,000		1,500,000
Deferred Compensation	2,538,062		2,538,062	2,538,062		2,538,062	(8)	2,538,062	(8)	2,538,062	(8)
Options/SARs	1,349,990	(5)	—	2,055,436	(9)	2,473,454	(6)	2,473,454	(6)	2,473,454	(6)
Restricted Stock	—		—	4,794,049	(9)	10,108,020	(6)	10,108,020	(6)	10,108,020	(6)

Total	3,888,052		2,538,062	10,887,547		16,619,536		16,619,536		16,619,536

Charles Y. Tanabe
Deferred Compensation	913,547		913,547	913,547		913,547	(8)	913,547	(8)	913,547	(8)
Options/SARs	213,328	(5)	—	213,328	(5)	442,918	(6)	442,918	(6)	442,918	(6)
Restricted Stock	—		—	—		2,750,033	(6)	2,750,033	(6)	2,750,033	(6)

Total	1,126,875		913,547	1,126,875		4,106,498		4,106,498		4,106,498

David J.A Flowers
Deferred Compensation	558,719		558,719	558,719		558,719	(8)	558,719	(8)	558,719	(8)
Options/SARs	206,746	(5)	—	206,746	(5)	349,364	(6)	349,364	(6)	349,364	(6)
Restricted Stock	—		—	—		1,337,809	(6)	1,337,809	(6)	1,337,809	(6)

Total	765,465		558,719	765,465		2,245,892		2,245,892		2,245,892

Albert E. Rosenthaler
Deferred Compensation	259,317		259,317	259,317		259,317	(8)	259,317	(8)	259,317	(8)
Options/SARs	222,046	(5)	—	222,046	(5)	364,664	(6)	364,664	(6)	364,664	(6)
Restricted Stock	—		—	—		1,448,217	(6)	1,448,217	(6)	1,448,217	(6)

Total	481,363		259,317	481,363		2,072,198		2,072,198		2,072,198

Christopher W. Shean
Deferred Compensation	181,353		181,353	181,353		181,353	(8)	181,353	(8)	181,353	(8)
Options/SARs	224,965	(5)	—	224,965	(5)	368,974	(6)	368,974	(6)	368,974	(6)
Restricted Stock	—		—	—		1,490,783	(6)	1,490,783	(6)	1,490,783	(6)

Total	406,318		181,353	406,318		2,041,110		2,041,110		2,041,110

(1)
Under Mr. Malone's employment agreement, if his employment had been terminated, as of December 31, 2008, at our election (other than for death or cause), he would have been entitled to a lump sum severance payment of $13,000 payable upon termination, which is equal to five years' of his current annual salary of $2,600. See "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" above.

(2)
Under Mr. Malone's employment agreement, if his employment had been terminated, as of December 31, 2008, for any reason, he (or, in the event of his death, his beneficiaries) would have been entitled to 240 consecutive monthly installment severance payments commencing January 1, 2009. As described above,

III-30

  Mr. Malone's employment agreement was recently amended to accelerate these payments in exchange for a discounted, fixed payment schedule, which provided for interest to accrue through January 31, 2009 only. The number included in the table represents the aggregate amount of these payments (i.e., 240 times the actual monthly payment amount that Mr. Malone began receiving in February 2009). With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone's compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. See "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" above.

(3)
Under Mr. Malone's 1993 deferred compensation arrangement, had Mr. Malone's employment been terminated for any reason (other than death), as of December 31, 2008, he would have been entitled to 240 consecutive monthly payments of his deferred compensation, plus interest, commencing January 1, 2009. As described above, Mr. Malone's employment agreement was recently amended to accelerate these payments and to provide for a fixed payment schedule. The number included in the table represents the aggregate amount of these payments (i.e., 240 times the actual monthly payment amount that Mr. Malone began receiving in February 2009). With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone's compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. If Mr. Malone's employment had been terminated, as of December 31, 2008, as a result of his death, his beneficiaries would have instead been entitled to a lump sum payment of the unamortized principal balance of the remaining deferred compensation payments, and the compliance conditions described above would be inapplicable. See "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" above.

(4)
Under Mr. Malone's 1982 deferred compensation arrangement, had Mr. Malone's employment been terminated for any reason (other than death), as of December 31, 2008, he would have been entitled to 240 consecutive monthly payments of his deferred compensation, plus interest, commencing January 1, 2009. As described above, Mr. Malone's employment agreement was recently amended to accelerate these payments and to provide for a fixed payment schedule. The number included in the table represents the aggregate amount of these payments (i.e., 240 times the actual monthly payment amount that Mr. Malone began receiving in February 2009). With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone's compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his previous employment agreement. If Mr. Malone's employment had been terminated, as of December 31, 2008, as a result of his death, his beneficiaries would have instead been entitled to a lump sum payment of the unamortized principal balance of the remaining deferred compensation payments, and the compliance conditions described above would be inapplicable. See "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" above.

(5)
Based on the number of vested options and SARs held by each named executive officer at year-end. For more information, see the "Outstanding Equity Awards at Fiscal Year-End" table above.

(6)
Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs and the number of shares of restricted stock, in each case, held by each named executive officer at year-end. For more information, see the "Outstanding Equity Awards at Fiscal Year-End" table above.

(7)
If Mr. Maffei's employment had been terminated at our election for any reason (other than cause), as of December 31, 2008, he would have been entitled to receive $1,500,000 (which consists of 18 months of his base salary). See "Executive Compensation—Executive Compensation Arrangements—Maffei Employment Arrangement" above.

(8)
Under these circumstances (and subject to the assumptions described above), the named executive officer would receive an immediate distribution of the balance of his deferred compensation account (rather than receiving distributions under the plan in accordance with the elections previously filed by such named executive officer).

(9)
Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested options and SARs and the number of shares of restricted stock held by Mr. Maffei that were unvested at year-end but would vest during his 18-month severance period (January 1, 2009 through June 30, 2010), pursuant to his employment arrangements. See "Executive Compensation—Executive Compensation Arrangements—Maffei Employment Arrangements" above and the "Outstanding Equity Awards at Fiscal Year-End" table above.

III-31

Compensation of Directors

Nonemployee Directors

        Director Fees.    Prior to April 1, 2008, each of our directors who was not an employee of our company was paid an annual fee of $52,500 (which we refer to as the director fee). On and following April 1, 2008, the director fee was increased to $54,350. The chairman of the audit committee of the board and each other member of that committee is paid an additional annual fee of $20,000 and $10,000, respectively. With respect to our executive committee, compensation committee, Section 16 exemption committee and nominating and corporate governance committee, each member thereof who is not an employee of our company receives an additional annual fee of $5,000 for his participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an additional annual fee of $10,000 for his participation on that committee. Director fees are payable quarterly in arrears in cash or, at the election of the director, in shares of our common stock. Fees for participation on committees are payable quarterly in arrears in cash only.

        Equity Incentive Plan.    The Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (the Liberty Media director plan) is administered by our entire board of directors. Our board has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The our director plan is designed to provide our non-employee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company. Our board may grant non-qualified stock options, SARs, restricted shares, stock units and cash awards or any combination of the foregoing under the Liberty Media director plan (collectively, director awards).

        The maximum number of shares of our common stock with respect to which awards may be issued under the Liberty Media director plan is 2,569,000, subject to anti-dilution and other adjustment provisions of the respective plans. Shares of our common stock issuable pursuant to awards made under the Liberty Media director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by us.

        Director Options.    Pursuant to the Liberty Media director plan, on December 16, 2008, our board granted (the annual director grant) each of the nonemployee directors options to purchase (i) 3,800 shares of Series A Liberty Capital common stock at an exercise price equal to $3.57, which was the closing price of such stock on the grant date, (ii) 16,000 shares of Series A Liberty Interactive common stock at an exercise price equal to $2.91, which was the closing price of such stock on the grant date, and (iii) 11,600 shares of Series A Liberty Entertainment common stock at an exercise price equal to $17.69, which was the closing price of such stock on the grant date. The grant date fair value of these options for each director was $0.97, $0.94 and $4.09, respectively. These options will become exercisable on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will terminate without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. The options will, upon becoming exercisable, be exercisable until the seventh anniversary of the grant date, or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director (or, if the grantee dies within that period, until the first business day following the expiration of the one-year period beginning on the date of the grantee's death).

        In connection with his election to our board, as of August 13, 2008, Dr. Evan Malone received a grant of options under the Liberty Media director plan to purchase (i) 685 LCAPA shares at an exercise price equal to $15.81, which was the closing price of such stock on the grant date, (ii) 3,680 LINTA shares at an exercise price equal to $13.69, which was the closing price of such stock on the grant date, and (iii) 2,470 LMDIA shares at an exercise price equal to $26.30, which was the closing price of such stock on the grant date. The grant date fair value of these options was $3.63, $3.67 and

III-32

$5.68, respectively. Except as described above, these options are subject to the same terms and conditions as the annual director grant.

Robert R. Bennett

        Employment Agreement.    Pursuant to an employment agreement we entered into with Robert R. Bennett when he retired as our former President and Chief Executive Officer, Mr. Bennett remained employed by us during 2007 and the first quarter of 2008 at a base salary of $500,000 per annum. Also through March 31, 2008, he was entitled to office support services and to use of our New York City apartment. From April 1, 2008 through March 27, 2009 (the date on which Mr. Bennett's employment with us terminated), Mr. Bennett was entitled to receive a base salary at the rate of $3,000 per annum and an additional amount of cash compensation based on the hours of service he provided to us. Mr. Bennett was also entitled to continue his participation in our savings and welfare benefit plans and programs, subject to the terms and conditions of those plans. Mr. Bennett's employment agreement further provided for the payment of severance upon termination of employment following his death or disability. In either such event, Mr. Bennett or his beneficiaries would have been entitled to receive, in a lump sum, his salary through his scheduled termination date of August 31, 2014 (calculated on the basis of $3,000 per annum). Under Mr. Bennett's employment agreement, we did not have the right to terminate Mr. Bennett other than for death, disability or "cause."

        Termination Agreement.    On March 27, 2009, Mr. Bennett entered into a termination agreement with us pursuant to which he voluntarily terminated his employment agreement. Pursuant to the termination agreement, we accelerated Mr. Bennett's stock incentive awards and paid Mr. Bennett $38,513 for services that had been rendered at our request. Mr. Bennett waived his rights to any severance benefits but remains entitled to continue his participation in our health and welfare benefit plans and programs (subject to the terms and conditions of those plans) through August 31, 2014.

        Deferred Compensation.    In connection with Mr. Bennett's employment with the company, we entered into three separate deferred compensation arrangements with him. In 2004, our compensation committee awarded Mr. Bennett an annual bonus of $1,000,000 to be credited to a deferred compensation account and determined to credit the account with an 8% per annum investment return, compounded quarterly. Also in 2004, the compensation committee determined to credit quarterly compensation payments in the amount of $12,500 to a deferred compensation account through the first quarter of 2006 and determined to credit the account with an 8% per annum investment return, compounded quarterly. In 2005, our compensation committee awarded Mr. Bennett a bonus of $1,000,000 to be credited to a deferred compensation account and determined to credit the account with an 8% per annum investment return, compounded quarterly. The amount in these accounts, including the investment return accrued thereon through March 31, 2008, was paid to Mr. Bennett within ten business days following March 31, 2008. We owe Mr. Bennett no further obligations under these deferred compensation arrangements.

        Annual Option Grant.    On December 16, 2008, concurrent with the annual director grant to the nonemployee directors, Mr. Bennett received a grant of options to purchase (i) 3,800 shares of Series A Liberty Capital common stock at an exercise price equal to $3.57, which was the closing price of such stock on the grant date, (ii) 16,000 shares of Series A Liberty Interactive common stock at an exercise price equal to $2.91, which was the closing price of such stock on the grant date, and (iii) 11,600 shares of Series A Liberty Entertainment common stock at an exercise price equal to $17.69, which was the closing price of such stock on the grant date. The grant date fair value of these options for each director was $0.97, $0.94 and $4.09, respectively. These options are subject to the same terms and conditions as the annual director grant, except that they were issued under the 2007 Incentive Plan rather than the Liberty Media director plan.

III-33

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Nonqualified Deferred Compensation Earnings ($)		All other compensation ($)		Total ($)
Robert R. Bennett	—		—	76,833	33,528	(4)	152,651	(5)	263,012
Donne F. Fisher	88,887	(7)	—	105,488	—		—		194,375
Paul A. Gould	88,887		—	105,488	—		—		194,375
Evan D. Malone	20,381	(7)	—	12,518	—		—		32,899
David E. Rapley	73,887		—	105,488	—		12,399	(6)	191,774
M. LaVoy Robison	73,887		—	105,488	—		—		179,375
Larry E. Romrell	63,887	(7)	—	105,488	—		12,399	(6)	181,774

(1)
John C. Malone and Gregory B. Maffei, each of whom is a director of our company and a named executive officer, received no compensation for serving as directors of our company during 2008.

(2)
The dollar amounts recognized for financial statement purposes have been calculated in accordance with FAS 123R. For a description of the assumptions applied in these calculations, see Note 16 to our consolidated financial statements for the year ended December 31, 2008 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 27, 2009).

(3)
As of December 31, 2008, our directors (other than Messrs. Malone and Maffei, whose stock incentive awards are listed in "Outstanding Equity Awards at Fiscal Year-End" above) held the following stock incentive awards:

	Robert R. Bennett		Donne F. Fisher	Paul A. Gould	Evan D. Malone	David E. Rapley	M. LaVoy Robison	Larry E. Romrell
Stock Options
LCAPA	5,450		8,260	8,698	4,485	8,260	8,260	8,260
LCAPB	833,993	(a)	—	—	—	—	—	—
LINTA	22,400		35,610	37,798	19,680	35,610	35,610	35,610
LINTB	4,169,963	(b)	—	—	—	—	—	—
LMDIA	18,200		29,440	31,192	14,070	29,440	29,440	29,440
LMDIB	3,335,972	(c)	—	—	—	—	—	—
SARs
LCAPA	100,000		1,650	1,650	—	1,650	1,650	1,650
LINTA	500,000		8,250	8,250	—	8,250	8,250	8,250
LMDIA	400,000		6,600	6,600	—	6,600	6,600	6,600

  (a)
  Options may be exercised, at the option of the holder, for shares of LCAPA instead of LCAPB.

  (b)
  Options may be exercised, at the option of the holder, for shares of LINTA instead of LINTB.

  (c)
  Options may be exercised, at the option of the holder, for shares of LMDIA instead of LMDIB.

(4)
Reflects the above-market earnings credited during 2008 to the deferred compensation accounts of Mr. Bennett. See "—Compensation of Directors—Robert R. Bennett" above.

(5)
Consists of (i) $129,162 in salary, (ii) $23,000 of matching contributions made by us to the Liberty 401(k) Savings Plan and (iii) $489 in life insurance premiums paid by us on behalf of Mr. Bennett, in all cases as a result of Mr. Bennett serving as an employee of our company during 2008.

III-34

  Mr. Bennett ceased to be an employee of our company on March 27, 2009. See "—Compensation of Directors—Robert R. Bennett" above.

(6)
Represents health insurance premiums paid by us for the benefit of Mr. Rapley and Mr. Romrell.

(7)
Includes $22,327, $6,780 and $15,621 paid in our common stock to Mr. Fisher, Mr. Malone and Mr. Romrell, respectively.

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

        The compensation committee has reviewed and discussed with our management the "Compensation Discussion and Analysis" included under "Executive Compensation" above. Based on such review and discussions, the compensation committee recommended to our board that the "Compensation Discussion and Analysis" be included in this report.

Submitted by the Members of the Compensation Committee

Paul A. Gould
Donne F. Fisher
David E. Rapley
M. LaVoy Robison
Larry E. Romrell

III-35

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table provides certain information regarding our equity compensation plans, as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders:
Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007):			36,976,000
LCAPA	2,387,526	$13.79
LCAPB	1,408,263	$15.20
LINTA	18,514,448	$20.18
LINTB	7,491,314	$23.41
LMDIA	9,285,988	$20.14
LMDIB	5,993,052	$21.57
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007):			2,156,000
LCAPA	58,475	$9.43
LCAPB	—	—
LINTA	258,181	$12.45
LINTB	—	—
LMDIA	208,430	$19.69
LMDIB	—	—
Liberty Media Corporation 2007 Incentive Plan			27,765,000
LCAPA	1,584,869	$6.43
LCAPB	—	—
LINTA	12,587,959	$11.11
LINTB	—	—
LMDIA	6,483,335	$19.23
LMDIB	—	—
Equity compensation plans not approved by security holders—None

Total:
LCAPA	4,030,870

LCAPB	1,408,263

LINTA	31,360,588

LINTB	7,491,314

LMDIA	15,977,753

LMDIB	5,993,052

			66,897,000

(1)
Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

III-36

Security Ownership of Certain Beneficial Owners

        The following table sets forth information, to the extent known by us or ascertainable from public filings, concerning shares of our common stock beneficially owned by each person or entity (excluding any of our directors and executive officers) known by us to own more than five percent of the outstanding shares of any series of our common stock.

        The security ownership information is given as of March 31, 2009, and, in the case of percentage ownership information, is based upon (1) 89,874,323 LCAPA shares, (2) 6,024,724 LCAPB shares, (3) 566,724,594 LINTA shares, (4) 29,402,423 LINTB shares, (5) 494,597,535 LMDIA shares and (6) 23,705,487 LMDIB shares, in each case, outstanding on that date.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Capital Research and Management Company	LCAPA	7,174,145	(1)	8.0	2.1
333 South Hope Street	LCAPB	—		—
Los Angeles, CA 90071	LINTA	—		—
	LINTB	—		—
	LMDIA	28,696,580	(1)	5.8
	LMDIB	—		—
Southeastern Asset Management, Inc.	LCAPA	—		—
6410 Poplar Ave., Suite 900	LCAPB	—		—
Memphis, TN 38119	LINTA	101,817,724	(2)	18.0	12.4
	LINTB	—		—
	LMDIA	114,040,792	(3)	23.1
	LMDIB	—		—
Longleaf Partners Fund	LCAPA	—		—	4.5
c/o Southeastern Asset Management, Inc.	LCAPB	—		—
6410 Poplar Ave., Suite 900	LINTA	38,289,181	(2)	6.8
Memphis, TN 38119	LINTB	—		—
	LMDIA	40,459,818	(3)	8.2
	LMDIB	—		—
The Growth Fund of America, Inc.	LCAPA	—		—	2.2
333 South Hope Street	LCAPB	—		—
Los Angeles, CA 90071	LINTA	38,167,500	(4)	6.8
	LINTB	—		—
	LMDIA	—		—
	LMDIB	—		—
ClearBridge Advisors, LLC	LCAPA	10,252,032	(5)	11.4	2.2
399 Park Avenue	LCAPB	—		—
New York, NY 10022	LINTA	27,439,601	(6)	4.9
	LINTB	—		—
	LMDIA	—		—
	LMDIB	—		—

III-37

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Dodge & Cox	LCAPA	—		—	3.3
555 California Street, 40th Floor	LCAPB	—		—
San Francisco, CA 94104	LINTA	57,920,441	(7)	10.2
	LINTB	—		—
	LMDIA	—		—
	LMDIB	—		—
Comcast QVC, Inc.	LCAPA	5,000,000	(8)	5.6	0.3
	LCAPB	—		—
	LINTA	—		—
	LINTB	—		—
	LMDIA	—		—
	LMDIB	—		—

(1)
The number of shares of LCAPA is based upon the Schedule 13G/A, dated February 10, 2006, filed by Capital Research and Management Company (CRMC) with respect to the Series A common stock of our predecessor issuer Liberty Media LLC (formerly named Liberty Media Corporation (Old Liberty)). The figures included in the Schedule 13G/A have been adjusted to reflect (i) the May 9, 2006 restructuring of Old Liberty, pursuant to which we became the new publicly traded parent company of Old Liberty and all of the outstanding shares of Old Liberty common stock were exchanged for shares of Liberty Capital common stock and Liberty Interactive common stock (the restructuring) and (ii) the reclassification in March 2008. CRMC, as a result of acting as investment adviser to various investment companies, is deemed to be the beneficial owner of (i) 7,174,145 shares of LCAPA and (ii) 28,696,580 shares of LMDIA, but disclaims beneficial ownership pursuant to Rule 13d-4. As per the adjustment to the Schedule 13G/A figures, CRMC is estimated to have sole voting power over (i) 2,241,395 shares of LCAPA and (ii) 8,965,580 shares of LMDIA. With respect to its shares of LINTA, CRMC has filed a Schedule 13G/A dated February 13, 2008 which states that CRMC manages assets subject to reporting on Schedule 13G through two investment divisions, Capital Research Global Investors and Capital World Investors. These divisions make independent investment and proxy voting decisions and have begun filing separate ownership reports on Schedule 13G. See footnotes (5) and (6) below.

(2)
The number of shares of LINTA is based upon the Amendment No. 4 to Schedule 13G, dated February 6, 2009, filed by Southeastern Asset Management, Inc. (Southeastern) an investment advisor, Longleaf Investment Partners (Longleaf), an investment company of which Southeastern is the investment advisor, and O. Mason Hawkins, Chairman of the Board and CEO of Southeastern, with respect to shares of LINTA. All of the 101,817,724 shares of LINTA covered by the Schedule 13G/A are owned by Southeastern's investment advisory clients and none is owned directly or indirectly by Southeastern. Mr. Hawkins could be deemed to be a controlling person of Southeastern but disclaims the existence of such control. Mr. Hawkins does not own directly or indirectly any securities covered by the Schedule 13G/A. Southeastern and Mr. Hawkins disclaim beneficial ownership of the shares covered by the Schedule 13G/A pursuant to Rule 13d-4. The Schedule 13G/A states that Southeastern has sole voting power over 52,097,502 shares of LINTA, shared voting power over 38,289,181 shares of LINTA and no voting power over 11,431,041 shares of LINTA. Longleaf has shared voting power over 38,289,181 shares.

(3)
The number of shares of LMDIA is based upon the Amendment No. 2 to Schedule 13G, dated February 6, 2009, filed by Southeastern, Longleaf and O. Mason Hawkins with respect to shares of LMDIA. All of the 114,040,792 shares of LMDIA reported by Southeastern in the Schedule 13G/A are owned by Southeastern's investment advisory clients and none is owned

III-38

  directly or indirectly by Southeastern. Mr. Hawkins could be deemed to be a controlling person of Southeastern but disclaims the existence of such control. Mr. Hawkins does not own directly or indirectly any securities covered by the Schedule 13G/A. Southeastern and Mr. Hawkins disclaim beneficial ownership of the shares covered by the Schedule 13G/A pursuant to Rule 13d-4. The Schedule 13G/A states that Southeastern has sole voting power over 63,149,742 shares of LMDIA, shared voting power over 40,459,818 shares of LMDIA and no voting power over 10,431,232 shares of LMDIA. Longleaf has shared voting power over 34,105,000 shares of LMDIA.

(4)
The number of shares of LINTA is based upon the Schedule 13G/A, dated December 10, 2007, filed by The Growth Fund of America, an investment company, with respect to shares of LINTA. The Schedule 13G/A states that The Growth Fund has sole voting power over 38,167,500 shares of LINTA. The Schedule 13G/A also states that The Growth Fund is advised by CRMC and an agreement between The Growth Fund and CRMC on the joint filing of Schedule 13G is filed as an exhibit.

(5)
The number of shares of LCAPA is based on the Schedule 13G/A filed on February 13, 2009 by ClearBridge Advisors, LLC, an investment advisor (ClearBridge). The Schedule 13G states that ClearBridge has sole voting power over 7,195,192 shares of LCAPA.

(6)
The number of shares of LINTA is based upon the Schedule 13G/A, dated February 10, 2009, filed by ClearBridge with respect to shares of LINTA. The Schedule 13G/A states that ClearBridge has sole voting power over 19,600,089 shares of LINTA.

(7)
The number of shares of LINTA is based upon the Schedule 13G/A, dated February 10, 2009, filed by Dodge & Cox respect to shares of LINTA. The Schedule 13G states that the aggregate amount of shares of LINTA beneficially owned by Dodge & Cox is 57,920,441. Dodge & Cox has sole voting power over 54,304,016 shares of LINTA and shared voting power over 168,275 shares of LINTA.

(8)
The number of shares of LCAPA is based upon the Schedule 13G, dated February 17, 2009, filed by Comcast QVC, Inc. (Comcast QVC), Comcast Programming Holdings, Inc. (Comcast Programming), Comcast Holdings Corporation (Comcast Holdings) and Comcast Corporation (Comcast) with respect to shares of LCAPA. The Schedule 13G states each of Comcast QVC, Comcast Programming, Comcast Holdings and Comcast have shared voting power over 5,000,000 shares of LCAPA. The Schedule 13G states that Comcast QVC is a direct wholly-owned subsidiary of Comcast Programming, which is a direct, wholly-owned subsidiary of Comcast Holdings, which is a direct, wholly-owned subsidiary of Comcast.

Security Ownership of Management

        The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and named executive officers as a group, of shares of LCAPA, LCAPB, LINTA, LINTB, LMDIA and LMDIB. The security ownership information is given as of March 31, 2009, and, in the case of percentage ownership information, is based upon (1) 89,874,323 LCAPA shares, (2) 6,024,724 LCAPB shares, (3) 566,724,594 LINTA shares, (4) 29,402,423 LINTB shares, (5) 494,597,535 LMDIA shares, and (6) 23,705,487 LMDIB shares, in each case outstanding on that date.

        Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers provided throughout this report. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2009, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, beneficial ownership of shares of LCAPB, LINTB and LMDIB, though convertible on a

III-39

one-for-one basis into shares of LCAPA, LINTA and LMDIA, respectively, is reported as beneficial ownership of LCAPB, LINTB and LMDIB only, and not as beneficial ownership of LCAPA, LINTA or LMDIA. So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

        The number of shares indicated as owned by the following persons includes interests in shares held by the Liberty 401(k) Savings Plan as of March 31, 2009. The shares held by the trustee of the Liberty 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LCAPA	2,892	(1)(2)(3)(4)(5)(6)(7)	3.2	34.4
Chairman of the Board	LCAPB	6,131	(1)(5)(6)(8)	93.2
	LINTA	4,480	(1)(2)(3)(4)(5)(6)(7)	*
	LINTB	30,579	(1)(5)(6)(8)	93.5
	LMDIA	3,422	(1)(2)(3)(4)(5)(6)(7)	*
	LMDIB	24,463	(1)(5)(6)(8)	92.8
Gregory B. Maffei	LCAPA	887	(2)(4)(5)	1.0	*
Director, President and	LCAPB	—
Chief Executive Officer	LINTA	2,174	(2)(4)(5)	*
	LINTB	—
	LMDIA	2,023	(2)(4)(5)	*
	LMDIB	—
Robert R. Bennett	LCAPA	441	(2)(5)(9)	*	4.7
Director	LCAPB	834	(5)(9)	12.2
	LINTA	853	(2)(5)(9)	*
	LINTB	4,170	(5)(9)	12.4
	LMDIA	1,166	(2)(5)(9)	*
	LMDIB	3,336	(5)(9)	12.3
Donne F. Fisher	LCAPA	21	(5)	*	*
Director	LCAPB	28		*
	LINTA	104	(5)	*
	LINTB	140		*
	LMDIA	83	(5)	*
	LMDIB	112		*
Paul A. Gould	LCAPA	1,089	(5)	1.2	*
Director	LCAPB	30		*
	LINTA	421	(5)	*
	LINTB	150		*
	LMDIA	323	(5)	*
	LMDIB	120		*
Evan D. Malone	LCAPA	—			*
Director	LCAPB	—
	LINTA	2		*
	LINTB	—
	LMDIA	—
	LMDIB	—

III-40

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
David E. Rapley	LCAPA	6	(5)	*	*
Director	LCAPB	—
	LINTA	30	(5)	*
	LINTB	—
	LMDIA	26	(5)	*
	LMDIB	—
M. LaVoy Robison	LCAPA	6	(5)	*	*
Director	LCAPB	—
	LINTA	30	(5)	*
	LINTB	—
	LMDIA	26	(5)	*
	LMDIB	—
Larry E. Romrell	LCAPA	18	(5)	*	*
Director	LCAPB	—
	LINTA	31	(5)	*
	LINTB	1
	LMDIA	70	(5)	*
	LMDIB	1
Charles Y. Tanabe	LCAPA	240	(2)(4)(5)(10)	*	*
Executive Vice President and	LCAPB	—
and General Counsel	LINTA	1,044	(2)(4)(5)(10)	*
	LINTB	—
	LMDIA	895	(2)(4)(5)(10)	*
	LMDIB	—
David J.A. Flowers	LCAPA	256	(2)(4)(5)	*	*
Senior Vice President and Treasurer	LCAPB	—
	LINTA	738	(2)(4)(5)	*
	LINTB	—
	LMDIA	680	(2)(4)(5)	*
	LMDIB	—
Albert E. Rosenthaler	LCAPA	114	(2)(4)(5)	*	*
Senior Vice President	LCAPB	—
	LINTA	486	(2)(4)(5)	*
	LINTB	—
	LMDIA	418	(2)(4)(5)	*
	LMDIB	—
Christopher W. Shean	LCAPA	105	(2)(4)(5)	*	*
Senior Vice President and Controller	LCAPB	—
	LINTA	447	(2)(4)(5)	*
	LINTB	—
	LMDIA	389	(2)(4)(5)	*
	LMDIB	—

III-41

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
All directors and executive officers as a group (13 persons)	LCAPA	6,076	(2)(3)(4)(5)(6)(7)(9)(11)	6.7	38.3
	LCAPB	7,023	(5)(6)(8)(9)(11)	94.5
	LINTA	10,840	(2)(3)(4)(5)(6)(7)(9)(11)	1.9
	LINTB	35,040	(5)(6)(8)(9)(11)	95.0
	LMDIA	9,521	(2)(3)(4)(5)(6)(7)(9)(11)	1.9
	LMDIB	28,032	(5)(6)(8)(9)(11)	94.4

*
Less than one percent

(1)
Includes 75,252 LCAPA shares, 170,471 LCAPB shares, 376,260 LINTA shares, 852,358 LINTB shares, 301,008 LMDIA shares and 681,884 LMDIB shares held by Mr. Malone's wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)
Includes shares held in the Liberty 401(k) Savings Plan as follows:

	LCAPA	LINTA	LMDIA
John C. Malone	687	7,695	1,323
Gregory B. Maffei	1,881	4,082	4,797
Robert R. Bennett	2,171	8,991	8,547
Charles Y. Tanabe	945	7,690	2,942
David J.A. Flowers	1,248	9,222	4,149
Albert E. Rosenthaler	890	7,406	2,727
Christopher W. Shean	910	7,494	2,805

Total	8,732	52,586	27,290

(3)
Includes 165 LCAPA shares, 1,000,825 LINTA shares and 660 LMDIA held by a trust with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trust.

(4)
Includes restricted shares, none of which is vested, as follows:

	LCAPA	LINTA	LMDIA
John C. Malone	3,168	7,271	297,897
Gregory B. Maffei	175,565	409,699	411,026
Charles Y. Tanabe	43,187	102,079	114,481
David J.A. Flowers	19,299	44,891	57,245
Albert E. Rosenthaler	23,596	54,656	60,038
Christopher W. Shean	22,370	54,076	62,336

Total	287,185	672,672	1,003,023

(5)
Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options and stock appreciation rights exercisable within 60 days after March 31, 2009. Messrs. Malone and Bennett have the right to convert the options to purchase LCAPB shares,

III-42

  LINTB shares and LMDIB shares into options to purchase LCAPA shares, LINTA shares and LMDIA shares, respectively.

	LCAPA	LCAPB	LINTA	LINTB	LMDIA	LMDIB
John C. Malone	63,067	574,270	306,012	3,321,351	294,709	2,657,080
Gregory B. Maffei	365,295	—	1,719,081	—	1,463,680	—
Robert R. Bennett	101,650	833,993	506,400	4,169,963	406,600	3,335,972
Donne F. Fisher	6,110	—	27,860	—	24,440	—
Paul A. Gould	6,548	—	30,048	—	26,192	—
David E. Rapley	6,110	—	27,860	—	24,440	—
M. LaVoy Robison	6,110	—	27,860	—	24,440	—
Larry E. Romrell	6,110	—	27,860	—	24,440	—
Charles Y. Tanabe	173,340	—	836,321	—	694,074	—
David J.A. Flowers	132,200	—	644,896	—	529,209	—
Albert E. Rosenthaler	86,497	—	416,380	—	346,397	—
Christopher W. Shean	76,853	—	368,162	—	302,821	—

Total	1,029,890	1,408,263	4,938,740	7,491,314	4,166,442	5,993,052

(6)
Includes 25,700 shares of LCAPA, 91,789 shares of LCAPB, 128,500 shares of LINTA, 458,946 shares of LINTB, 102,800 shares of LMDIA and 367,156 shares of LMDIB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone's adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts.

(7)
Includes 2,723,018 shares of LCAPA, 2,650,308 shares of LINTA and 2,405,310 shares of LMDIA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Malone.

(8)
In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Mr. Malone and Mr. Malone's wife. In connection with the acquisition by AT&T Corp. (AT&T) of TCI, TCI assigned to Old Liberty its rights under this call agreement. We succeeded to these rights in the restructuring. As a result, we have the right, under certain circumstances, to acquire LCAPB shares, LINTB shares and LMDIB shares owned by the Malones. The call agreement also prohibits the Malones from disposing of their LCAPB shares, LINTB shares and LMDIB shares, except for certain exempt transfers (such as transfers to related parties or public sales of up to an aggregate of 5% of their shares of LCAPB, LINTB or LMDIB after conversion to shares of LCAPA, LINTA or LMDIA, respectively) and except for a transfer made in compliance with our call rights.

(9)
Includes 212,329 LCAPA shares, 20 LCAPB shares, 299,567 LINTA shares, 100 LINTB shares, 249,316 LMDIA shares and 80 LMDIB shares owned by Hilltop Investments, LLC which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

(10)
Includes 153 LCAPA shares, 767 LINTA shares and 612 LMDIA shares held by Mr. Tanabe's wife, Arlene Bobrow, as to which shares Mr. Tanabe has disclaimed beneficial ownership.

(11)
Includes 75,405 LCAPA shares, 170,471 LCAPB shares, 377,027 LINTA shares, 852,358 LINTB shares, 301,620 LMDIA shares and 681,884 LMDIB shares held by relatives of certain directors and executive officers, as to which shares beneficial ownership by such directors and executive officers has been disclaimed.

Change of Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of our company.

III-43

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Relationships between DIRECTV and Liberty Media

        We own a 54% equity interest in DIRECTV which is attributed to our Entertainment Group. As a result of our ownership interest in DIRECTV, presented below is a summary of the terms of certain existing relationships between DIRECTV and its subsidiaries, on the one hand, and our company and our subsidiaries, on the other hand.

Business Arrangements

        Programming.    DIRECTV's two business segments, DIRECTV Holdings LLC and its subsidiaries (which we refer to collectively as DIRECTV U.S.) and DIRECTV Latin America (DTVLA), purchase programming created, owned or distributed by our company and our subsidiaries. DIRECTV U.S. has programming agreements with Game Show Network, LLC (GSN), QVC, Inc. (QVC) and Starz Entertainment, LLC (Starz Entertainment). DTVLA has programming agreements with Starz Entertainment.

        Interactive Games.    DIRECTV U.S. had an agreement with SkillJam Technologies Corporation (SkillJam) pursuant to which SkillJam developed interactive games for DIRECTV U.S. and provided related services and support. The agreement was terminated in April 2008, and all payments under the agreement were terminated in August 2008. However, DIRECTV U.S. has a continuing right to use certain games until 2013. SkillJam is a subsidiary of Game Show Network, in which we own a 65% interest.

        Payments.    The following table summarizes payments made between DIRECTV U.S. and DTVLA, on the one hand, and our company and our subsidiaries, on the other hand, with respect to the foregoing business arrangements for the period from February 27, 2008 through December 31, 2008.

Payments
(in Millions)
DIRECTV
From Liberty Media and its subsidiaries	$31
Made to Liberty Media and its subsidiaries	$264

Arrangements Relating to the DIRECTV Ownership Interests

        DIRECTV's Amended and Restated Certificate of Incorporation (the DTV Charter) contains certain restrictions on the ability of a member of the "Purchaser Group" or a "Purchaser Successor" to acquire ownership of over 50% of DIRECTV's common stock. In connection with the News Exchange, our company and DIRECTV entered into a letter agreement dated December 21, 2006, which became effective on the consummation of the News Exchange. In this letter agreement, we acknowledged that our company and certain other "Persons" (as defined in the DTV Charter) each constitute a "Purchaser Successor" and will accordingly be subject to the provisions of Sections 5 and 6 of Article V of the DTV Charter as well as other applicable provisions of the DTV Charter, DIRECTV's Amended and Restated By-Laws, and the Related Party Policies and Procedures adopted by the board or the audit committee of DIRECTV from time to time.

        As a result, our company, our subsidiaries which hold the DIRECTV shares and any other applicable "Person" (our company, such subsidiaries and the other applicable Persons, collectively the Liberty Group) are prohibited from entering into any transaction or series of transactions which would

III-44

result in the Liberty Group collectively owning beneficially 50% or more of DIRECTV's outstanding voting securities. However, this standstill provision does not apply if:

  •
  any member of the Liberty Group commences a tender or exchange offer for all of DIRECTV's outstanding voting securities (at a price at least equal to the market price thereof immediately prior to the earlier of the public announcement or commencement thereof) or enters into an agreement to acquire all of such voting securities pursuant to a merger or other business combination transaction with DIRECTV;

  •
  the Liberty Group acquires shares in a transaction that is approved by an affirmative vote of a majority of DIRECTV's independent directors; or

  •
  a person that is not affiliated with any member of the Liberty Group acquires, or has announced its intention to acquire, 25% or more of DIRECTV's outstanding voting securities or has announced its intention to effect a merger or other business combination transaction with DIRECTV as a result of which such party would become the beneficial owner of 25% or more of the outstanding voting securities of the company surviving the merger or business combination, which merger or other business combination has been approved by DIRECTV's board of directors.

In addition, this standstill provision will cease to apply if:

  •
  a majority of DIRECTV's independent directors so determines;

  •
  the Liberty Group acquires 50% or more of DIRECTV's outstanding voting securities in a tender or exchange offer, merger, business combination transaction or other transaction under the circumstances described in the first two bullets above; or

  •
  the Liberty Group acquires 80% or more of DIRECTV's outstanding voting securities.

        In connection with DIRECTV's determination to engage in a share repurchase program, our company and DIRECTV entered into a subsequent letter agreement, dated May 6, 2008, which provided, among other things, that the shares repurchased by DIRECTV would continue to be deemed outstanding for purposes of the standstill provisions of the DTV Charter. The subsequent purchases by DIRECTV of its shares has resulted in the Liberty Group owning in excess of 50% of DIRECTV's outstanding shares; however, the standstill provisions of the DTV Charter have not become effective.

        Also, pursuant to the May 2008 letter agreement, our voting rights were limited to a specified voting interest (its voting interest on the date of this letter agreement, 47.888%), with any shares in excess thereof to be voted in the same manner as, and in the same proportion to, the votes of DIRECTV's shareholders other than us. In addition, if proposed, we will be required to vote in favor of an amendment to the DTV Charter to conform the calculation of our equity ownership to the method used in the May 2008 letter agreement by including shares repurchased by DIRECTV in the calculation of its issued and outstanding shares for purposes of the DTV Charter standstill provisions.

Separation Agreement

        On February 25, 2008, the FCC announced that it had approved the consolidated application of News Corporation, our company and DIRECTV to transfer de facto control, under applicable FCC regulations, of various FCC licenses and authorizations held by DIRECTV and its subsidiaries from News to our company, subject to certain conditions.

        As one of the conditions, the FCC is requiring that, within one year of the close of the News Exchange, all of the attributable interests connecting the separate operations in Puerto Rico of DIRECTV and of a subsidiary of LGI must be severed through divestiture or by otherwise making the interest non-attributable, in accordance with applicable FCC regulations (we refer to this as the FCC Puerto Rico Condition). LGI was not a party to the application, but John Malone is deemed to have an

III-45

attributable interest (under FCC regulations) in both LGI and our company, and, upon completion of the News Exchange, is also deemed to have such an attributable interest in DIRECTV, due to his direct or indirect ownership interests, and positional interests, in each company.

        Since neither News Corporation nor our company may be able to satisfy the FCC Puerto Rico Condition in accordance with its terms, they had requested DIRECTV to agree to do so, and the parties negotiated the Separation Agreement summarized below. DIRECTV reports that it evaluated these arrangements as related-party transactions subject to review and approval by DIRECTV's Audit Committee in accordance with its charter and bylaws, and such request was also subject to review and approval by the Special Committee (also comprised entirely of independent directors) of the Board of Directors of DIRECTV which was established in August 2006 to consider any actions to be taken by DIRECTV in connection with the News Exchange. Such committees approved the arrangements summarized in the following paragraph.

        After the issuance of the FCC Notice, DIRECTV and News Corporation entered into a Separation Agreement dated as of February 26, 2008 (the Separation Agreement). Pursuant to the Separation Agreement, the subsidiary of News Corporation transferred to us in the News Exchange agreed to make a capital contribution to DIRECTV in cash in the amount of $160 million. In addition, at the closing of the News Exchange, the parties entered into the other arrangements provided for in the Separation Agreement, including cost reimbursement, indemnities and commercial arrangements relating to the separation of DIRECTV from News Corporation. Also, DIRECTV agreed, subject to applicable laws, that the FCC Puerto Rico Condition would be satisfied, modified or waived within the one year period specified in the FCC Notice. In that regard, effective February 25, 2009, DIRECTV placed its interests in the Puerto Rico systems into a trust and appointed an independent trustee who will be required to oversee the management and operation of these systems and will have the authority, subject to certain conditions, to divest ownership of these interests.

Director Independence

        It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board must affirmatively determine that the director has no direct or indirect material relationship with our company. To assist our board in determining which of its directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, our nominating and corporate governance committee of our board follows the Corporate Governance Rules of The Nasdaq Stock Market on the criteria for director independence.

        Our board has determined that each of Donne F. Fisher, Paul A. Gould, David E. Rapley, M. LaVoy Robison and Larry E. Romrell qualifies as an independent director of our company. In the process of making this determination, our board considered the engagement during 2008 by Provide Commerce, our wholly owned subsidiary, of an advertising placement company owned and operated by Mr. Gould's son and daughter with respect to an arms'-length commercial relationship in the ordinary course of their respective businesses. Our company was recommended to Provide Commerce by an unrelated third party.

III-46

Item 14.    Principal Accounting Fees and Services

Audit Fees and All Other Fees

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2008 and 2007, and fees billed for other services rendered by KPMG LLP:

	2008	2007
Audit fees	$5,466,000	6,016,000
Audit related fees(1)	370,000	236,000

Audit and audit related fees	5,836,000	6,252,000
Tax fees(2)	1,056,000	1,914,000

Total fees	$6,892,000	8,166,000

    (1)
    Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, reviews of registration statements and issuance of consents, due diligence related to potential business combinations and audits of financial statements of certain employee benefits plans.

    (2)
    Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

        Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        On May 5, 2006, our audit committee adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by its independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

  •
  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management's reports on internal controls and (iv) consultations with management as to accounting or reporting of transactions;

  •
  audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) attestation services not required by statute or regulation, (iv) certain audits incremental to the audit of our consolidated financial statements, and (v) closing balance sheet audits related to dispositions; and

  •
  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

        Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is expected to result in fees in excess of $100,000 requires the specific pre-approval of our audit committee. In addition, any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

III-47

Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Donne F. Fisher currently serves as the chairman of our audit committee.

        Our pre-approval policy prohibits the engagement of its independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

        All services provided by our independent auditor during 2008 were approved in accordance with the terms of the policy.

III-48

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.

(b)
Exhibits—The exhibits listed in the Index to Exhibits at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

IV-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Dated: April 29, 2009	By	/s/ GREGORY B. MAFFEI Name Gregory B. Maffei Title Chief Executive Officer and President

IV-2

EXHIBIT INDEX

31.4
Rule 13a-14(a)/15d-14(a) Certification.*

31.5
Rule 13a-14(a)/15d-14(a) Certification.*

31.6
Rule 13a-14(a)/15d-14(a) Certification.*

*
Filed herewith.