Form 10-Q
period 2009-03-31
LIBERTY MEDIA CORP
filed 2009-05-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2009 was:

Series A Liberty Capital common stock 89,874,371 shares;
Series B Liberty Capital common stock 6,024,724 shares;
Series A Liberty Interactive common stock 566,728,452 shares;
Series B Liberty Interactive common stock 29,398,683 shares;
Series A Liberty Entertainment common stock 494,616,028 shares; and
Series B Liberty Entertainment common stock 23,697,987 shares.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2009	December 31, 2008
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$4,658	3,135
Trade and other receivables, net	1,329	1,563
Inventory, net	967	1,032
Program rights	476	497
Financial instruments (note 8)	1,581	1,157
Other current assets	163	235

Total current assets	9,174	7,619

Investments in available-for-sale securities and other cost investments, including $387 million and $392 million pledged as collateral for share borrowing arrangements (note 6)	2,815	2,859
Long-term financial instruments (note 8)	824	1,328
Investments in affiliates, accounted for using the equity method (note 7)	14,599	14,490
Property and equipment, at cost	1,997	2,027
Accumulated depreciation	(724)	(696)

	1,273	1,331

Intangible assets not subject to amortization (note 9):
Goodwill	6,518	6,550
Trademarks	2,510	2,511
Other	158	158

	9,186	9,219

Intangible assets subject to amortization, net (note 9)	3,353	3,489
Other assets, at cost, net of accumulated amortization	1,683	1,568

Total assets	$42,907	41,903

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2009	December 31, 2008
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$433	550
Accrued interest	68	103
Other accrued liabilities	728	999
Financial instruments (note 8)	551	553
Current portion of debt (note 10)	2,455	868
Accrued stock compensation	212	196
Current deferred income tax liabilities	888	781
Other current liabilities	114	98

Total current liabilities	5,449	4,148

Long-term debt, including $1,921 million and $1,691 million measured at fair value (note 10)	11,634	11,359
Long-term financial instruments (note 8)	187	189
Deferred income tax liabilities	4,538	4,900
Other liabilities	1,640	1,550

Total liabilities	23,448	22,146

Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 89,874,323 shares at March 31, 2009 and 90,042,840 shares at December 31, 2008	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 6,024,724 shares at March 31, 2009 and 6,024,724 shares at December 31, 2008	—	—
Series A Liberty Entertainment common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 494,597,535 shares at March 31, 2009 and 493,256,228 shares at December 31, 2008	5	5
Series B Liberty Entertainment common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 23,705,487 shares at March 31, 2009 and 23,706,209 shares at December 31, 2008	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 566,724,594 shares at March 31, 2009 and 564,385,343 shares at December 31, 2008	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,402,423 shares at March 31, 2009 and 29,441,916 shares at December 31, 2008	—	—
Additional paid-in capital	25,066	25,132
Accumulated other comprehensive earnings (loss), net of taxes	(3)	70
Accumulated deficit	(5,748)	(5,612)

Total stockholders' equity	19,327	19,602
Noncontrolling interests in equity of subsidiaries	132	155

Total equity	19,459	19,757

Commitments and contingencies (note 13)
Total liabilities and equity	$42,907	41,903

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$1,831	1,950
Communications and programming services	494	401

	2,325	2,351

Operating costs and expenses:
Cost of sales	1,183	1,238
Operating	456	441
Selling, general and administrative, including stock-based compensation (note 3)	273	265
Depreciation and amortization	178	177

	2,090	2,121

Operating income	235	230
Other income (expense):
Interest expense	(154)	(166)
Dividend and interest income	31	59
Share of earnings (losses) of affiliates, net (note 7)	(66)	45
Realized and unrealized losses on financial instruments, net (note 8)	(244)	(285)
Gains (losses) on dispositions, net (note 7)	(2)	3,682
Other, net	(47)	(2)

	(482)	3,333

Earnings (loss) before income taxes	(247)	3,563
Income tax benefit	120	1,906

Net earnings (loss)	(127)	5,469
Less net earnings attributable to the noncontrolling interests	9	12

Net earnings (loss) attributable to Liberty Media Corporation shareholders	$(136)	5,457

Net earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$(160)	(105)
Liberty Entertainment common stock	81	35
Liberty Interactive common stock	(57)	125
Old Liberty Capital common stock	—	5,402

	$(136)	5,457

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions, except per share amounts
Basic net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.67)	(.81)
Series A and Series B Liberty Entertainment common stock	$.16	.07
Series A and Series B Liberty Interactive common stock	$(.10)	.21
Old Series A and Series B Liberty Capital common stock	$—	41.88
Diluted net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.67)	(.81)
Series A and Series B Liberty Entertainment common stock	$.16	.07
Series A and Series B Liberty Interactive common stock	$(.10)	.21
Old Series A and Series B Liberty Capital common stock	$—	41.55

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions
Net earnings (loss)	$(127)	5,469

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(87)	94
Unrealized holding losses arising during the period	(2)	(644)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	1	(2,273)
Share of other comprehensive earnings (loss) of equity affiliates	(15)	(1)
Other	17	(48)

Other comprehensive loss	(86)	(2,872)

Comprehensive earnings (loss)	(213)	2,597
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(4)	24

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders	$(209)	2,573

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$(157)	(107)
Liberty Entertainment common stock	80	33
Liberty Interactive common stock	(132)	(169)
Old Liberty Capital common stock	—	2,816

	$(209)	2,573

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(127)	5,469
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	178	177
Stock-based compensation	28	16
Cash payments for stock-based compensation	—	(12)
Noncash interest expense	35	—
Share of losses (earnings) of affiliates, net	66	(45)
Cash receipts from returns on equity investments	28	—
Realized and unrealized losses on financial instruments, net	244	285
Losses (gains) on disposition of assets, net	2	(3,682)
Deferred income tax benefit	(201)	(2,103)
Other noncash charges, net	66	19
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	226	74
Payables and other current liabilities	(300)	(174)

Net cash provided by operating activities	245	24

Cash flows from investing activities:
Cash proceeds from dispositions	71	15
Proceeds from settlement of financial instruments	61	12
Cash received in exchange transactions	—	465
Investments in and loans to cost and equity investees	(418)	(387)
Capital expenditures	(39)	(54)
Net sales of short term investments	35	67
Net decrease in restricted cash	12	140
Other investing activities, net	3	(19)

Net cash provided (used) by investing activities	(275)	239

Cash flows from financing activities:
Borrowings of debt	1,970	1,102
Repayments of debt	(355)	(498)
Repurchases of Liberty common stock	(3)	(75)
Other financing activities, net	(22)	(61)

Net cash provided by financing activities	1,590	468

Effect of foreign currency exchange rates on cash	(37)	20

Net increase in cash and cash equivalents	1,523	751
Cash and cash equivalents at beginning of period	3,135	3,135

Cash and cash equivalents at end of period	$4,658	3,886

Available-for-sale security exchanged for consolidated subsidiaries, equity investment and cash	$—	10,143

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2009

	Stockholders' Equity
		Common stock
				Liberty Entertainment		Liberty Interactive
		Liberty Capital							Accumulated other comprehensive earnings (loss)		Noncontrolling interest in equity of subsidiaries
	Preferred stock							Additional paid-in capital		Accumulated deficit		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2009	$—	1	—	5	—	6	—	25,132	70	(5,612)	155	19,757
Net earnings (loss)	—	—	—	—	—	—	—	—	—	(136)	9	(127)
Other comprehensive loss	—	—	—	—	—	—	—	—	(73)	—	(13)	(86)
Stock compensation	—	—	—	—	—	—	—	9	—	—	—	9
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Effect of accounting change by equity affiliate	—	—	—	—	—	—	—	(72)	—	—	—	(72)
Other	—	—	—	—	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2009	$—	1	—	5	—	6	—	25,066	(3)	(5,748)	132	19,459

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009
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

        Effective January 1, 2009, Liberty adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("Statement 160"). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, Statement 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Statement 160 and EITF Topic 08-6 also require that SAB 51 Gains for subsidiaries be recorded in equity and SAB 51 Gains for equity affiliates be recorded in earnings. Liberty has applied the provisions of Statement 160 prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) estimates of retail-related adjustments and allowances to be its most significant estimates.

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

Notes to Condensed Consolidated Financial Statements (Continued)

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its interests in QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), BuySeasons, Inc. ("BuySeasons"), Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Ticketmaster Entertainment, Inc. ("Ticketmaster"), Tree.com, Inc. ("Lending Tree") and IAC/InterActiveCorp ("IAC"). In addition, Liberty has attributed $2,253 million principal amount (as of March 31, 2009) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Entertainment Group focuses primarily on video programming, communications businesses and the direct-to-home satellite distribution business and includes Liberty's ownership interest in The DIRECTV Group, Inc. ("DIRECTV"), as well as an equity collar on 98.75 million of shares of DIRECTV common stock and $1,999 million of borrowings against the put value of such equity collar. Liberty has also attributed to the Entertainment Group its subsidiaries, Starz Entertainment, LLC ("Starz Entertainment"), FUN Technologies, Inc. ("FUN"), three regional sports television networks ("Liberty Sports Group") and PicksPal, Inc. and equity interests in Game Show Network, LLC ("GSN") and WildBlue Communications, Inc. In addition, Liberty has attributed $760 million of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

corporate cash to the Entertainment Group. The Entertainment Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Entertainment Group, including such other businesses as Liberty may acquire for the Entertainment Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Entertainment Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC"), Leisure Arts, Inc. ("Leisure Arts"), TruePosition, Inc. ("TruePosition") and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"); and its interests in Time Warner Inc., Time Warner Cable Inc. and Sprint Nextel Corporation. In addition, Liberty has attributed $2,845 million of cash, including subsidiary cash and $6,451 million principal amount (as of March 31, 2009) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

Split Off Transaction

        During the fourth quarter of 2008, the Board of Directors of Liberty approved a plan to redeem a portion of the outstanding shares of Liberty's Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary of Liberty, Liberty Entertainment, Inc. ("LEI"), (the "Redemption"). The Redemption and resulting separation of LEI from Liberty are referred to as the "Split Off."

        If the Redemption is completed, Liberty will redeem 90% of the outstanding shares of each series of Liberty Entertainment common stock for 100% of the outstanding shares of the same series of LEI, with cash in lieu of fractional shares, in each case, as of a date to be determined by the board of Liberty (the "Redemption Date"). Immediately following the Redemption Date, the holders of Liberty Entertainment common stock will own 100% of the outstanding equity of LEI. At the time of the Split Off, LEI will hold Liberty's interests in DIRECTV (and related collars and debt), Liberty Sports Group and GSN and $30 million in cash. In addition, Liberty and LEI have entered into a revolving credit facility pursuant to which Liberty will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second half of 2009. The Split Off will be accounted for at historical cost due to the fact that the LEI common stock is to be distributed pro rata to holders of Liberty Entertainment tracking stock.

        On May 3, 2009, Liberty and LEI entered into an Agreement and Plan of Merger (the "Merger Agreement") with DIRECTV and other parties named therein, pursuant to which, after Liberty completes the Split Off, LEI and DIRECTV will combine under a new parent company (the "Merger Transaction"). The Merger Transaction is subject to certain closing conditions.

        Subsequent to the Split Off, the Entertainment Group will be renamed the Starz Group and will be comprised principally of Starz Entertainment and cash.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(3)   Stock-Based Compensation

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

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2009	$28
March 31, 2008	$16

        During the three months ended March 31, 2009, Liberty granted primarily to QVC employees 6.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $.85.

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

Liberty—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of options and SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Entertainment	WAEP
	numbers of options in thousands
Outstanding at January 1, 2009	4,031	$10.83	31,361	$16.48	15,978	$19.77
Granted	1	$5.14	6,700	$4.30	4	$17.32
Exercised	—		—		(14)	$15.31
Forfeited	(15)	$13.89	(920)	$14.72	(45)	$22.23

Outstanding at March 31, 2009	4,017	$10.82	37,141	$14.33	15,923	$19.76

Exercisable at March 31, 2009	2,277	$13.57	16,655	$19.87	8,855	$20.25

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table provides additional information about outstanding options to purchase Liberty common stock at March 31, 2009.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,017	$10.82	4.6 years	$4,314	2,277	$13.57	$264
Series B Capital	1,408	$15.20	1.9 years	$—	1,408	$15.20	$—
Series A Interactive	37,141	$14.33	5.1 years	$—	16,655	$19.87	$—
Series B Interactive	7,491	$23.41	2.2 years	$—	7,491	$23.41	$—
Series A Entertainment	15,923	$19.76	4.6 years	$25,541	8,855	$20.25	$12,666
Series B Entertainment	5,993	$21.57	2.2 years	$652	5,993	$21.57	$652

        As of March 31, 2009, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $85 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

        Subsequent to March 31, 2009, Liberty completed an exchange offer pursuant to which eligible employees of QVC and BuySeasons were offered the opportunity to exchange all (but not less than all) of their outstanding stock options to purchase shares of Series A Liberty Interactive common stock ("LINTA") with an exercise price greater than $7.00 for new options to acquire shares of LINTA. Eligible option holders tendered an aggregate of 11,311,787 shares of LINTA. In exchange, Liberty granted the tendering option holders an aggregate of 2,828,022 options to purchase shares of LINTA with an exercise price of $3.41 per share and 2,828,022 options to purchase shares of LINTA with an exercise price of $6.00 per share.

(4)   Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Old Series A and Series B Liberty Capital Common Stock

        Old Liberty Capital basic EPS for the period from January 1, 2008 to the Reclassification, was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Old Liberty Capital common stock for the period (129 million). Fully diluted EPS for the two months in 2008 includes 1 million common stock equivalents.

Series A and Series B Liberty Interactive Common Stock

        Liberty Interactive basic EPS for the three months ended March 31, 2009 and 2008 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (594 million and 596 million, respectively). Due to the relative insignificance of the dilutive securities, their inclusion does not impact the EPS amounts. Excluded from diluted EPS for the three months ended March 31, 2009 are approximately 45 million potential common shares because their inclusion would be anti-dilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Series A and Series B Liberty Entertainment Common Stock

        Liberty Entertainment basic EPS for the three months ended March 31, 2009 and for the period from the Reclassification to March 31, 2008 was computed by dividing the net earnings attributable to the Entertainment Group by the weighted average outstanding shares of Liberty Entertainment common stock for the period (517 million and 516 million). Due to the relative insignificance of the dilutive securities, their inclusion does not impact the EPS amounts. Excluded from diluted EPS for the three months ended March 31, 2009 are approximately 18 million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Capital Common Stock

        Liberty Capital basic EPS for the three months ended March 31, 2009 and for the period from the Reclassification to March 31, 2008 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (96 million and 129 million). Excluded from diluted EPS for the three months ended March 31, 2009 are approximately 5 million potential common shares because their inclusion would be anti-dilutive.

(5)   Assets and Liabilities Measured at Fair Value

        Liberty uses the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement 157") to account for assets and liabilities that are required to be reported at fair value. Statement 157 defines fair value, prescribes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.

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

        The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at March 31, 2009 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$2,776	2,538	238	—
Financial instrument assets	$2,405	—	2,405	—
Financial instrument liabilities	$738	387	351	—
Debt	$1,921	—	1,921	—

        The Company uses the Black Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities obtained from pricing services. For the Company's debt instruments reported at fair value, the Company gets quoted market prices from pricing services or from evidence of observable inputs, some of which may be obtained using third-party brokers. However, the Company does not believe such instruments are traded on "active markets," as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

defined in Statement 157. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

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

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Liberty accounts for certain of its AFS securities pursuant to Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $2,083 million as of March 31, 2009.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Investments in AFS securities and other cost investments are summarized as follows:

	March 31, 2009	December 31, 2008
	amounts in millions
Capital Group
Time Warner Inc.(1)	$661	1,033
Time Warner Cable Inc.(2)	213	—
Sprint Nextel Corporation ("Sprint")(3)	312	160
Motorola, Inc.(4)	313	328
Viacom, Inc.	132	145
Embarq Corporation(5)	165	157
Other AFS equity securities(6)	42	40
Other AFS debt securities	265	224
Other cost investments and related receivables	31	31

Total attributed Capital Group	2,134	2,118

Interactive Group
IAC/InterActiveCorp ("IAC")	549	638
Other	130	101

Total attributed Interactive Group	679	739

Entertainment Group
Other	2	2

Total attributed Entertainment Group	2	2

Consolidated Liberty	$2,815	2,859

(1)
Includes $58 million and $91 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(2)
Includes $19 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009.

(3)
Includes $32 million and $17 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(4)
Includes $220 million and $230 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(5)
Includes $17 million and $16 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(6)
Includes $41 million and $38 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2009		December 31, 2008
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$33	3	9	—
Gross unrealized holding losses	$(22)	—	(4)	—

        The aggregate fair value of securities with unrealized holding losses at March 31, 2009 was $549 million. None of these securities had unrealized losses for more than 12 continuous months.

(7)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2009 and the carrying amount at December 31, 2008:

	March 31, 2009		December 31, 2008
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Entertainment Group
DIRECTV	54%	$12,970	13,085
Other	various	244	281
Interactive Group
Expedia	24%	557	559
Other	various	225	342
Capital Group
Sirius XM Radio Inc. ("Sirius")	40%	387	—
Other	various	216	223

		$14,599	14,490

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2009	2008
	amounts in millions
Entertainment Group
DIRECTV	$32	36
Other	5	7
Interactive Group
Expedia	9	12
Other	(104)	—
Capital Group
Sirius	—	—
Other	(8)	(10)

	$(66)	45

DIRECTV

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,143 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, three regional sports television networks that now comprise Liberty Sports Group and $463 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,666 million in the first quarter of 2008 based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

        Liberty accounted for the News Corporation Exchange as a nonmonetary exchange under APB Opinion No. 29, "Accounting for Nonmonetary Transactions." Accordingly, Liberty recorded the assets received at an amount equal to the fair value of the News Corporation common stock given up. Such amount was allocated to DIRECTV and Liberty Sports Group based on their relative fair values as follows (amounts in millions):

Cash	$463
DIRECTV	10,765
Liberty Sports Group	448
Deferred tax liability	(1,512)

Total	$10,164

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets.

        At the time of closing, the value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,022 million. Due to additional purchases of DIRECTV stock by Liberty and stock repurchases by DIRECTV, such excess basis has increased to $10,517 million as of March 31, 2009. Such amount has been allocated within memo accounts used for equity accounting purposes to DIRECTV's assets and liabilities. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

$75 million and $23 million (net of related taxes) for the three months ended March 31, 2009 and for the one month ended March 31, 2008, respectively.

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

        The market value of the Company's investment in DIRECTV was $12,505 million and $12,571 million at March 31, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	amounts in millions
Current assets	$4,035	4,044
Satellites, net	2,440	2,476
Property and equipment, net	4,179	4,171
Goodwill	3,760	3,753
Intangible assets	1,069	1,172
Other assets	923	923

Total assets	$16,406	16,539

Current liabilities	$3,562	3,585
Deferred income taxes	562	524
Long-term debt	5,696	5,725
Other liabilities	1,743	1,749
Redeemable noncontrolling interest	325	325
Equity	4,518	4,631

Total liabilities and equity	$16,406	16,539

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  DIRECTV Consolidated Statements of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$4,901	4,591
Costs of revenue	(2,461)	(2,288)
Selling, general and administrative expenses	(1,350)	(1,122)
Depreciation and amortization	(666)	(524)

Operating income	424	657
Interest expense	(101)	(63)
Other income, net	13	19
Income tax expense	(124)	(230)

Net earnings	$212	383

Expedia

        The market value of the Company's investment in Expedia was $629 million and $570 million at March 31, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	amounts in millions
Current assets	$1,091	1,199
Property and equipment	240	248
Goodwill	3,520	3,539
Intangible assets	818	833
Other assets	80	75

Total assets	$5,749	5,894

Current liabilities	$2,041	1,566
Deferred income taxes	199	190
Long-term debt	895	1,545
Other liabilities	214	212
Equity	2,400	2,381

Total liabilities and equity	$5,749	5,894

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$636	688
Cost of revenue	(144)	(152)

Gross profit	492	536
Selling, general and administrative expenses	(381)	(428)
Amortization	(9)	(18)
Restructuring charges	(9)	—

Operating income	93	90
Interest expense	(22)	(16)
Other income (expense)	(4)	6
Income tax expense	(27)	(29)

Net earnings	$40	51

Spin Off Companies from IAC

        IAC completed the spin off of HSN, Interval, Ticketmaster and Lending Tree (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the IAC Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies (other than with respect to the election of directors), and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the IAC Spin Off Companies on a three month lag due to timeliness considerations. Liberty's share of losses of the IAC Spin Off Companies aggregated $104 million for the three months ended March 31, 2009.

Sirius XM Radio Inc.

        During the first quarter of 2009, Liberty made investments/commitments in Sirius totaling approximately $579 million. Liberty's initial investment was the open market purchase of Sirius bonds for $18 million. Such bonds are accounted for by Liberty as AFS debt securities and are marked to market each reporting period. On February 17, 2009, Liberty and Sirius entered into a senior secured loan agreement (the "Senior Loan") whereby Liberty loaned Sirius $250 million at an interest rate of 15% and made a commitment to loan an additional $30 million to fund qualifying expenditures by Sirius. In exchange for making the Senior Loan, Liberty received a $30 million origination fee. Liberty has accounted for the origination fee as a discount to the Senior Loan and is amortizing it to interest income over the term of the Senior Loan. On March 6, 2009, Liberty (i) purchased $100 million of a new senior loan facility of a subsidiary of Sirius ("Subsidiary Senior Loan"), (ii) purchased $61 million of bank debt of such subsidiary directly from the lending group and (iii) committed to make a loan of $150 million to such subsidiary in December 2009 ("Subsidiary Commitment"). In addition, Liberty received voting preferred stock of Sirius, which has substantially the same rights and preferences as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

common shareholders of Sirius, for a cash payment of $12,500. This preferred stock is convertible into common stock equal to 40% of fully diluted equity.

        Liberty has allocated the total consideration paid for the Subsidiary Loan, the Subsidiary Commitment and the preferred stock to each of the instruments based on the relative fair values of such instruments.

        Since the amount of bank debt purchased from the lending group was a transaction with an outside third party and not with Sirius directly, this investment has not been included in the allocation, but has initially been recorded at the amount invested ($61 million).

        Based on Liberty's voting rights and its conclusion that the preferred stock is in-substance common stock in accordance with the criteria in EITF 02-14, Liberty accounts for its investment in the Sirius preferred stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for Sirius on a three-month lag due to timing considerations. As of March 31, 2009, such preferred stock had a market value of $905 million based on the value of the common stock into which it is convertible.

        Liberty's investment in Sirius has been attributed to the Capital Group.

(8)   Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	March 31, 2009	December 31, 2008
	amounts in millions
Assets
Equity collars(1)	$2,302	$2,392
Other	103	93

	2,405	2,485
Less current portion	(1,581)	(1,157)

	$824	$1,328

Liabilities
Borrowed shares	$387	$392
Other	351	350

	738	742
Less current portion	(551)	(553)

	$187	$189

(1)
Includes $2,097 million and $205 million at March 31, 2009 related to the Company's Sprint and DIRECTV equity collars, respectively. The Company has made borrowings against substantially all of the future cash proceeds to be received by the Company upon expiration of these equity collars. See note 10.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2009	2008
	amounts in millions
Statement 159 Securities	$10	(1,421)
Exchangeable senior debentures	(235)	337
Equity collars	(50)	558
Borrowed shares	5	432
Other derivatives	26	(191)

	$(244)	(285)

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2009	$5,363	132	1,055	6,550
Foreign currency translation adjustments	(30)	—	—	(30)
Other	—	—	(2)	(2)

Balance at March 31, 2009	$5,333	132	1,053	6,518

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $129 million and $131 million for the three months ended March 31, 2009 and 2008, respectively. Based on its amortizable intangible assets as of March 31, 2009, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2009	$356
2010	$448
2011	$409
2012	$372
2013	$368

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal March 31, 2009
		March 31, 2009	December 31, 2008
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,264	998	918
4% Exchangeable Senior Debentures due 2029	869	291	256
3.75% Exchangeable Senior Debentures due 2030	810	254	241
3.5% Exchangeable Senior Debentures due 2031	495	180	138
Liberty bank facility	750	750	750
Liberty derivative loan	2,263	2,263	625
Subsidiary debt	108	108	135

Total attributed Capital Group debt	6,559	4,844	3,063

Interactive Group
Senior notes and debentures
7.875% Senior Notes due 2009	104	104	104
7.75% Senior Notes due 2009	13	13	13
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	505	501	501
3.25% Exchangeable Senior Debentures due 2031	541	198	138
QVC bank credit facilities	5,225	5,225	5,230
Other subsidiary debt	70	70	60

Total attributed Interactive Group debt	7,548	7,196	7,131

Entertainment Group
DIRECTV Collar Loan	1,999	1,999	1,981
Subsidiary debt	50	50	52

Total attributed Entertainment Group debt	2,049	2,049	2,033

Total consolidated Liberty debt	$16,156	14,089	12,227

Less current maturities		(2,455)	(868)

Total long-term debt		$11,634	$11,359

Exchangeable Senior Debentures

        Subsequent to March 31, 2009, the Company voluntarily settled total return swaps with respect to $400 million principal amount of its 4% Exchangeable Senior Debentures and $350 million principal amount of its 3.75% Exchangeable Senior Debentures and retired such debt.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Liberty Derivative Loan

        During the first quarter of 2009, Liberty made additional net borrowings of $1,638 million against the present value of its Sprint derivatives. Such debt is due when the derivatives expire in 2009 and 2010 and is expected to largely offset the proceeds to be received by Liberty upon expiration of the derivatives.

QVC Bank Credit Facilities

        QVC is party to an unsecured $3.5 billion bank credit facility dated March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of two $800 million U.S. dollar term loans, a $600 million multi-currency term loan that was drawn in U.S. dollars, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. Substantially all revolving loans were fully drawn as of March 31, 2009. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

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

        The credit agreements contain restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at March 31, 2009.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Until December 2008, Liberty accounted for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, the swaps no longer qualify as cash flow hedges under Statement No. 133. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

        QVC is also party to two interest rate swap arrangements with an aggregate notional amount of $600 million. These swap arrangements, which expire in October 2010, provide for QVC to make fixed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

payments at 3.07% and to receive variable payments at 3 month LIBOR. These swap arrangements do not qualify as cash flow hedges under Statement 133.

DIRECTV Collar Loan

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

        The DIRECTV Collar contains a provision that allows the counterparty to terminate a portion of the DIRECTV Collar if the total number of shares of DIRECTV underlying the DIRECTV Collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the DIRECTV Collar, the repayment of the corresponding debt would be accelerated. The counterparty has agreed to waive its right to terminate a portion of the DIRECTV Collar until early June 2009, subject to the condition that the total number of shares underlying the DIRECTV Collar does not exceed 23% of the outstanding public float of DIRECTV common stock. As of March 31, 2009, the total number of shares underlying the DIRECTV Collar did not exceed the 23% limit.

Other Subsidiary Debt

        Other subsidiary debt at March 31, 2009 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2009 is as follows (amounts in millions):

Fixed rate senior notes	$727
Senior debentures	$426

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Due to the low risk nature of the Collar Loan, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt, approximated fair value at March 31, 2009.

(11) Stockholders' Equity

        As of March 31, 2009, there were 4.0 million and 1.4 million shares of Series A and Series B Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of March 31, 2009, there were 37.1 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of March 31, 2009, there were 15.9 million and 6.0 million shares of Series A and Series B Liberty Entertainment common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Entertainment common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Entertainment common stock, respectively, authorized for issuance. As of March 31, 2009, no shares of any Series C common stock were issued or outstanding.

        During the three months ended March 31, 2009, the Company settled put options on Series A Liberty Capital common stock for cash payments of $5 million. As of March 31, 2009, put options with respect to 12.6 million shares of LINTA with a weighted average put price of $16.54 remained outstanding. Such put options expire on or before December 31, 2009.

        The Company accounts for the foregoing put options pursuant to Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Accordingly, the put options are recorded in financial instrument liabilities at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

(12) Transactions with Related Parties

        During the three months ended March 31, 2009 and the one month ended March 31, 2008, subsidiaries of Liberty recognized aggregate revenue of $84 million and $25 million, respectively, from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $8 million and $3 million to DIRECTV for carriage and marketing.

(13) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

at March 31, 2009 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2009 is payable as follows: $60 million in 2009, $11 million in 2010 and $2 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at March 31, 2009. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $330 million in 2009; $245 million in 2010; $98 million in 2011; $94 million in 2012; $84 million in 2013 and $211 million thereafter.

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

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At March 31, 2009, Liberty's guarantees for obligations for films released by such date aggregated $720 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Sports Rights

        Liberty Sports Group has entered into agreements with various professional and collegiate sports teams and leagues to purchase the rights to broadcast games through 2020. At March 31, 2009, such commitments aggregated $1,514 million and are due as follows: $117 million in 2009; $134 million in 2010; $133 million in 2011; $121 million in 2012; $105 million in 2013 and $904 million thereafter.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2009 aggregated $231 million, which is payable as follows: $80 million in 2009, $63 million in 2010, $49 million in 2011 and $39 million in 2012. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

(14) Information About Liberty's Operating Segments

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

        For the three months ended March 31, 2009, Liberty has identified the following businesses as its reportable segments:

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

  •
  Starz Media—consolidated subsidiary included in the Capital Group that develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally.

  •
  DIRECTV—equity affiliate attributed to the Entertainment Group that provides digital television entertainment delivered by satellite in the United States and Latin America.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Performance Measures

	Three months ended March 31,
	2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,593	319	1,765	387
Corporate and other	238	22	185	14

	1,831	341	1,950	401

Entertainment Group
Starz Entertainment	296	108	273	74
Corporate and other	73	24	37	7

	369	132	310	81

Capital Group
Starz Media	102	5	62	(24)
Corporate and other	23	(37)	29	(35)

	125	(32)	91	(59)

Consolidated Liberty	$2,325	441	2,351	423

Equity Affiliate
DIRECTV	$4,901	1,090	4,591	1,181

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Other Information

	March 31, 2009
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,427	8	25
Corporate and other	3,509	774	5

	16,936	782	30

Entertainment Group
Starz Entertainment	1,434	—	—
Corporate and other	14,851	13,214	4

	16,285	13,214	4

Capital Group
Starz Media	598	—	—
Corporate and other	9,337	603	5

	9,935	603	5

Inter-group eliminations	(249)	—	—

Consolidated Liberty	$42,907	14,599	39

Equity Affiliate
DIRECTV	$16,406		539

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended March 31,
	2009	2008
	amounts in millions
Consolidated segment Adjusted OIBDA	$441	423
Stock-based compensation	(28)	(16)
Depreciation and amortization	(178)	(177)
Interest expense	(154)	(166)
Share of earnings (losses) of affiliates	(66)	45
Realized and unrealized losses on financial instruments, net	(244)	(285)
Gains (losses) on dispositions, net	(2)	3,682
Other, net	(16)	57

Earnings (loss) before income taxes	$(247)	3,563

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Liberty Sports Holdings, LLC, Leisure Arts, Inc., TruePosition, Inc., BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates eight websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages two websites related to sports nutrition, body building and fitness. Starz Media develops, acquires, produces and distributes live-action, and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. FUN operates websites that offer casual skill games and fantasy sports services. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group is comprised of three regional sports television networks—FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates BuyCostumes.com and CelebrateExpress.com, online retailers of costumes, accessories, décor and party supplies. WFRV TV Station is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 54% ownership interest in The DIRECTV Group, Inc. and a 24% ownership interest in Expedia, Inc., which we account for as equity method investments, and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Prior to March 3, 2008, we had two tracking stocks outstanding, Liberty Interactive common stock and Liberty Capital common stock. On March 3, 2008, we completed a reclassification pursuant to which our Liberty Capital common stock was reclassified into two new tracking stocks, one retaining the designation Liberty Capital common stock and the other designated Liberty Entertainment common stock. The Liberty Entertainment common stock is intended to track and reflect the separate economic performance of the Entertainment Group, which has attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons and our interests in Expedia, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., Tree.com, Inc. and IAC. In addition, we have attributed $2,253 million principal amount (as of March 31, 2009) of our public debt to the Interactive Group. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group.

        Similarly, the term "Entertainment Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it, including our subsidiaries Starz Entertainment, FUN and Liberty Sports Group, our equity interests in DIRECTV, Game Show Network, LLC and WildBlue Communications, Inc. and approximately $760 million of corporate cash (as of March 31, 2009). In addition, we have attributed an equity collar on 98.75 million shares of DIRECTV common stock and $1,999 million of borrowings against the put value of such equity collar.

        During the fourth quarter of 2008, our board of directors approved a plan to redeem a portion of the outstanding shares of our Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary of our company, Liberty Entertainment, Inc. The Redemption and resulting separation of LEI from our company are referred to as the "Split Off."

        If the Redemption is completed, we will redeem 90% of the outstanding shares of each series of Liberty Entertainment common stock for 100% of the outstanding shares of the same series of LEI, with cash in lieu of fractional shares, in each case, as of a date to be determined by our board of directors. Immediately following the Redemption Date, the holders of Liberty Entertainment common stock will own 100% of the outstanding equity of LEI. At the time of the Split Off, LEI will hold our interests in DIRECTV (and related collars and debt), Liberty Sports Group and GSN and $30 million in cash. In addition, we and LEI have entered into a revolving credit facility pursuant to which we will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second half of 2009.

        Subsequent to the Split Off, our Entertainment Group will be renamed the Starz Group and will be comprised principally of Starz Entertainment and cash.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities which we have attributed to it. The Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Entertainment Group, including our subsidiaries Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in Time Warner Inc. and Sprint Nextel Corporation. In addition, we have attributed $2,845 million of cash, including subsidiary cash, and $6,451 million principal amount (as of March 31, 2009) of our exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group.

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

Consolidated Operating Results

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue
Interactive Group
QVC	$1,593	1,765
Corporate and other	238	185

	1,831	1,950

Entertainment Group
Starz Entertainment	296	273
Corporate and other	73	37

	369	310

Capital Group
Starz Media	102	62
Corporate and other	23	29

	125	91

Consolidated Liberty	$2,325	2,351

Adjusted OIBDA
Interactive Group
QVC	$319	387
Corporate and other	22	14

	341	401

Entertainment Group
Starz Entertainment	108	74
Corporate and other	24	7

	132	81

Capital Group
Starz Media	5	(24)
Corporate and other	(37)	(35)

	(32)	(59)

Consolidated Liberty	$441	423

Operating Income (Loss)
Interactive Group
QVC	$178	250
Corporate and other	6	7

	184	257

Entertainment Group
Starz Entertainment	95	60
Corporate and other	9	2

	104	62

Capital Group
Starz Media	2	(27)
Corporate and other	(55)	(62)

	(53)	(89)

Consolidated Liberty	$235	230

        Revenue.    Our consolidated revenue decreased $26 million or 1.1% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to a $172 million decrease for QVC offset by increases for our e-commerce businesses ($53 million), Starz Media ($40 million), Liberty Sports Group ($36 million) and Starz Entertainment ($23 million). The increase for Liberty Sports Group is the result of having a full quarter of revenue in 2009, as compared with one month in 2008. See Management's Discussion and Analysis for the Interactive Group and the Entertainment Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 14 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (Loss) Before Income Taxes.

        Consolidated Adjusted OIBDA increased $18 million or 4.3% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase is due primarily to increases for Starz Entertainment ($34 million), Starz Media ($29 million) and Liberty Sports Group ($21 million) partially offset by a $68 million decrease for QVC. Starz Media's revenue and Adjusted OIBDA increased in 2009 primarily due to the timing of theatrical and home video revenue and related expenses associated with films released by Overture Films. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video and pay-per-view and premium television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

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

        We recorded $28 million and $16 million of stock compensation expense for the three months ended March 31, 2009 and 2008, respectively. The increase in stock compensation expense in 2009 relates to our liability awards and is due to an increase in our stock prices. As of March 31, 2009, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $85 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

        Operating income.    Our consolidated operating income increased $5 million or 2.2% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase is the net result of the increases for Starz Entertainment and Starz Media, partially offset by the decrease for QVC.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below: The attribution of these items to our tracking stock groups assumes the Reclassification had occurred as of January 1, 2008.

	Three months ended March 31,
	2009	2008
	amounts in millions
Interest expense
Interactive Group	$(96)	(121)
Entertainment Group	(18)	(7)
Capital Group	(40)	(38)

Consolidated Liberty	$(154)	(166)

Dividend and interest income
Interactive Group	$4	6
Entertainment Group	1	3
Capital Group	26	50

Consolidated Liberty	$31	59

Share of earnings (losses) of affiliates
Interactive Group	$(95)	12
Entertainment Group	37	43
Capital Group	(8)	(10)

Consolidated Liberty	$(66)	45

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(72)	(37)
Entertainment Group	27	(5)
Capital Group	(199)	(243)

Consolidated Liberty	$(244)	(285)

Gains (losses) on dispositions, net
Interactive Group	$(2)	—
Entertainment Group	—	3,667
Capital Group	—	15

Consolidated Liberty	$(2)	3,682

Other, net
Interactive Group	$(12)	1
Entertainment Group	(35)	—
Capital Group	—	(3)

Consolidated Liberty	$(47)	(2)

        Interest expense.    Consolidated interest expense decreased 7.2% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to the 2008 retirement of certain of our senior notes and debentures attributed to the Interactive Group and lower rates on our variable rate debt, partially offset by borrowings against our derivative positions.

        Dividend and interest income.    Interest income decreased in 2009 due to lower interest rates.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2009	2008
	amounts in millions
Entertainment Group
DIRECTV	$32	36
Other	5	7
Interactive Group
Expedia	9	12
Other	(104)	—
Capital Group
Sirius	—	—
Other	(8)	(10)

	$(66)	45

        As previously described, we acquired a 41% ownership interest in DIRECTV upon consummation of the News Corporation Exchange in February 2008. We subsequently purchased additional shares of DIRECTV for approximately $1.98 billion. Such purchase, coupled with DIRECTV's stock repurchases, has increased our ownership percentage to 54% as of March 31, 2009. Due to a voting arrangement with DIRECTV that limits our ability to control DIRECTV, we continue to account for our investment using the equity method. Our share of earnings of DIRECTV for the three months ended March 31, 2009 includes $75 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 7 to the accompanying condensed consolidated financial statements. Summarized results of operations information for DIRECTV derived from its historical financial statements are as follows:

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$4,901	4,591
Costs of revenue	(2,461)	(2,288)
SG&A expenses	(1,350)	(1,122)
Depreciation and amortization	(666)	(524)

Operating income	424	657
Interest expense	(101)	(63)
Other income, net	13	7
Income tax expense	(124)	(230)

Net earnings	$212	371

        DIRECTV achieved growth in revenue in 2009 due primarily to a larger subscriber base in 2009, partially offset by lower pay-per-view, premium movie channel and advertising revenue. DIRECTV's average revenue per subscriber was relatively flat in 2009, as compared to 2008. The revenue growth was offset by higher subscriber acquisition, upgrade and retention costs, as well as higher programming costs, which resulted in lower operating income. For a more detailed discussion of DIRECTV's results of operations, please see their Quarterly Report on Form 10-Q for the three months ended March 31,

2009 as filed with the Securities and Exchange Commission (the "SEC"). We have had no part in the preparation of DIRECTV's filings with the SEC and are not incorporating by reference any such filing in this Quarterly Report on Form 10-Q.

        Our "other" share of losses attributed to the Interactive Group in 2009 include $46 million for Ticketmaster and $48 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our first quarter 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that are in excess of other than temporary impairment charges that we recorded on these investments in the fourth quarter of 2008.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2009	2008
	amounts in millions
Statement 159 Securities	$10	(1,421)
Exchangeable senior debentures	(235)	337
Equity collars	(50)	558
Borrowed shares	5	432
Other derivatives	26	(191)

	$(244)	(285)

        Gains (losses) on dispositions.    Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

        Income taxes.    Our effective tax rate in 2009 is 49% and exceeds the U.S. federal income tax rate of 35% due to state tax benefits. In 2008, we had pre-tax income of $3,563 million and an income tax benefit of $1,906 million. The News Corporation Exchange completed in 2008 qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

        Net earnings (loss).    Our net earnings (loss) were $(127) million and $5,469 million for the three months ended March 31, 2009 and 2008, respectively, and were the result of the above-described fluctuations in our revenue and expenses.

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

        As of March 31, 2009, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and A1/P1 rated commercial paper.

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

        Interactive Group.    During the three months ended March 31, 2009, the Interactive Group's primary cash flows were $107 million of cash provided by operating activities, which is net of $71 million of intercompany tax payments to the Capital Group, $70 million of cash proceeds from the sale of shares of IAC and $30 million for capital expenditures. As of March 31, 2009, the Interactive Group had a cash balance of $939 million.

        The projected uses of Interactive Group cash for the remainder of 2009 include approximately $200 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $180 million for capital expenditures, $117 million to repay our public debt that matures in 2009, additional tax payments to the Capital Group and payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make additional repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

        We expect that the Interactive Group will fund its 2009 cash needs with cash on hand and cash provided by operating activities. As the QVC credit facilities are substantially fully drawn at March 31, 2009, they are no longer a source of liquidity for the Interactive Group.

        QVC was in compliance with its debt covenants as of March 31, 2009. While we currently believe QVC will comply with its debt covenants throughout 2009, continued erosion of its revenue and operating cash flow (as defined in its credit facilities) due to adverse economic conditions could cause QVC to violate a debt covenant. In such a case, we believe we have adequate financial resources to cure such a violation including (i) using available cash to pay down QVC's debt, (ii) using the cash flow and/or assets of other subsidiaries attributed to the Interactive Group to borrow funds to pay down QVC's debt or (iii) using cash of one of our other groups to pay down QVC's debt. The transfer of any such cash from another group would be treated as an inter-group interest or an inter-group loan at the discretion of our board of directors.

        Entertainment Group.    As of March 31, 2009, the Entertainment Group had a cash balance of $874 million.

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

        The DIRECTV Collar contains a provision that allows the counterparty to terminate a portion of the DIRECTV Collar if the total number of shares of DIRECTV underlying the DIRECTV Collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the DIRECTV Collar, the repayment of the corresponding debt would be accelerated. We expect that we would fund any such required repayment with available cash, proceeds from the sale of DIRECTV shares that we own, or a combination of the foregoing. The counterparty has agreed to waive its right to terminate a portion of the DIRECTV Collar until early June 2009, subject to the condition that the total number of shares underlying the DIRECTV Collar does not exceed 23% of the outstanding public float of DIRECTV common stock. As of March 31, 2009, the total number of shares underlying the DIRECTV Collar did not exceed the 23% limit.

        The projected uses of Entertainment Group cash in 2009 include $258 million to repay the first tranche of the Collar Loan, tax payments to the Capital Group and $20 million for capital expenditures. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Entertainment Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Entertainment Group cash needs in 2009.

        In addition, the second tranche of the Collar Loan in the amount of $366 million is scheduled to mature in the first half of 2010. If the Entertainment Group does not have sufficient cash to fund such maturity, we may obtain the necessary funds through sales of DIRECTV shares, borrowings against unencumbered DIRECTV shares, inter-group loans or a combination of the foregoing.

        If the Split Off is completed as currently contemplated, LEI would become a separate public company, and our Entertainment Group would be renamed the Starz Group and would be comprised principally of our interest in Starz Entertainment and cash.

        Capital Group.    During the three months ended March 31, 2009, the Capital Group's primary use of cash was $404 million to purchase debt and equity instruments of Sirius as more fully described in note 8 to the accompanying condensed consolidated financial statements.

        In addition, we had net borrowings of $1,638 million against certain of our derivative positions attributed to the Capital Group, bringing our total borrowings against such derivatives to $2,263 million as of March 31, 2009. We expect that as these derivatives terminate in 2009 and 2010, the proceeds due to us upon termination will be substantially offset by our borrowings.

        In April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We intend to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. Due to the investment restrictions contained in the agreements related to these borrowings, the remaining cash balance of $538 million as of March 31, 2009 is included in other assets in our condensed consolidated balance sheet.

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

        At March 31, 2009, the aggregate notional amount of debt securities referenced under our debt swap arrangements, which related to $750 million principal amount of certain of our exchangeable senior debentures, was $188 million. As of such date, we had posted cash collateral equal to $37 million. Subsequent to March 31, 2009, we voluntarily paid an additional $150 million to settle these swap arrangements and retire the total $750 million of exchangeable debt.

        In addition to the voluntary retirement of debt previously noted, the projected uses of Capital Group cash in 2009 include $110 million for interest payments and approximately $130 million by Starz Media for the acquisition and production of films and television productions. We may also make additional investments in existing or new businesses and attribute such investments to the Capital Group. In addition, we expect to generate taxable income and that we will make related federal tax payments.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, borrowings under Overture Films' credit facility, tax payments from the Interactive Group and the Entertainment Group and dispositions of non-strategic assets. At March 31, 2009, the Capital Group's sources of liquidity include $2,845 million in cash and $1,451 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        See note 14 to the accompanying condensed consolidated financial statements for a discussion of our commitments and contingencies.

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons, our interests in IAC/InterActiveCorp, Expedia, HSN, Interval, Ticketmaster, Tree.com and GSI Commerce, Inc. and $2,253 million principal amount (as of March 31, 2009) of our publicly-traded debt.

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

Results of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue
QVC	$1,593	1,765
e-commerce businesses	238	185
Corporate and other	—	—

	$1,831	1,950

Adjusted OIBDA
QVC	$319	387
e-commerce businesses	25	22
Corporate and other	(3)	(8)

	$341	401

Operating Income (Loss)
QVC	$178	250
e-commerce businesses	12	14
Corporate and other	(6)	(7)

	$184	257

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

        QVC's operating results are as follows:

	Three months ended March 31,
	2009	2008
	amounts in millions
Net revenue	$1,593	1,765
Cost of sales	(1,033)	(1,120)

Gross profit	560	645
Operating expenses	(158)	(169)
SG&A expenses (excluding stock-based compensation)	(83)	(89)

Adjusted OIBDA	319	387
Stock-based compensation	(4)	(5)
Depreciation and amortization	(137)	(132)

Operating income	$178	250

        Net revenue is generated in the following geographical areas:

	Three months ended March 31,
	2009	2008
	amounts in millions
QVC-US	$1,053	1,176
QVC-UK	117	172
QVC-Germany	223	249
QVC-Japan	200	168

	$1,593	1,765

        QVC's net revenue decreased 9.7% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is comprised of $210 million due to a 11.5% decrease in the number of units shipped, $56 million due to unfavorable foreign currency rates and $21 million due to lower shipping and handling revenue. These decreases were partially offset by a $76 million increase due to a 5.4% increase in the average sales price per unit ("ASP") and $39 million due to a decrease in estimated product returns. Returns as a percent of gross product revenue decreased from 19.9% to 18.9% and reflect a shift in the mix from jewelry to home products, which typically have lower return rates.

        During the three months ended March 31, 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended March 31, 2009
	U.S. dollars	Local currency
QVC-US	(10.5)%	(10.5)%
QVC-UK	(32.0)%	(5.6)%
QVC-Germany	(10.4)%	2.8%
QVC-Japan	19.0%	5.9%

        Revenue of QVC-US continues to be negatively impacted in 2009 by a slow retail environment with weakness experienced in the jewelry, apparel and accessories categories. The home area was able to maintain its prior year sales level due to growth in the electronics and kitchen product categories. QVC-US has experienced a decrease in shipping and handling revenue due to an increase in promotional offers. QVC-UK showed a decline in net revenue in local currency primarily due to a decline in the sales of jewelry and home products, offset slightly by an increase in sales of apparel products. QVC-Germany's net revenue in local currency increased during the three months ended March 31, 2009 due to efforts to grow the beauty business. While QVC-Germany experienced a decline in sales in the home, jewelry and apparel categories, the accessories category, which includes beauty products, increased from 15% to 24% of the total product sales mix. QVC-Japan has shown an increase in net revenue in local currency due primarily to an increase in jewelry and fashion accessories. Japan continues to show weakness in the health and beauty product categories due to the heightened regulatory focus on such products.

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

        QVC's gross profit percentage decreased from 36.5% to 35.2% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is primarily due to lower initial product margins for jewelry, home and apparel products.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses decreased 6.5% for the three months ended March 31, 2009, as compared to the corresponding prior year period. As a percentage of net revenue, operating expenses were 9.9% and 9.6% in 2009 and 2008, respectively. The 2009 increase in operating expenses as a percent of revenue is due primarily to production costs, which are generally fixed costs.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased 6.7% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is primarily due to lower personnel expenses of $9 million and increased credit card income of $4 million. Personnel expenses decreased primarily related to a reduction in workforce administered in the fourth quarter of 2008 as well as lower bonus accruals. These decreases were partially offset by a $6 million increase in the bad debt provision. QVC has experienced an increase in write-offs and reserves related to its installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the recessionary economic conditions.

        e-commerce businesses.    Our e-commerce businesses are comprised of Provide, Backcountry, Bodybuilding and BuySeasons. Revenue for this group increased 28.6% for the three months ended March 31, 2009, as compared to the corresponding prior year period, as each company reported an increase in revenue. Approximately $21 million of the increase in revenue is due to small acquisitions made by our e-commerce businesses in 2008. Adjusted OIBDA for the e-commerce businesses increased 13.6% in 2009 and represented 10.5% of revenue in 2009, as compared to 11.9% in 2008. The percentage increase in Adjusted OIBDA was lower than the percentage increase in revenue due to a lower gross margin percentage and higher sales and marketing expenses as a percent of revenue.

Entertainment Group

        The Entertainment Group is comprised of our subsidiaries Starz Entertainment, Liberty Sports Group and FUN, as well as equity interests in DIRECTV, GSN and WildBlue Communications, approximately $760 million of corporate cash, an equity collar on 98.75 million shares of DIRECTV common stock and $1,999 million of borrowings against the put value of such collar.

        The following discussion and analysis provides information concerning the attributed results of operations of the Entertainment Group and is presented as though the Reclassification had been completed on January 1, 2008. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue
Starz Entertainment	$296	273
Corporate and other	73	37

	$369	310

Adjusted OIBDA
Starz Entertainment	$108	74
Corporate and other	24	7

	$132	81

Operating Income
Starz Entertainment	$95	60
Corporate and other	9	2

	$104	62

        Revenue.    The Entertainment Group's revenue increased $59 million or 19.0% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase is primarily due to our acquisition of Liberty Sports Group in March 2008.

        Adjusted OIBDA.    The Entertainment Group's Adjusted OIBDA increased $51 million or 63.0% for the three months ended March 31, 2009, as compared to the corresponding prior year period. In addition to the increase for Starz Entertainment in 2009, Liberty Sports Group's Adjusted OIBDA increased from $10 million to $31 million resulting from a full three months of operations in 2009.

        Operating income.    Operating income for the Entertainment Group increased $42 million or 67.7% in 2009 due primarily to Starz Entertainment and Liberty Sports Group. These increases were partially offset by increased corporate general and administrative and stock compensation expenses.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be. The affiliation agreements expire in 2009 through 2013. During the three months ended March 31, 2009, 57.8% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Subsequent to March 31, 2009, Starz Entertainment and DIRECTV extended their affiliation agreement until June 30, 2013 with substantially the same economic terms as the existing affiliation agreement. Notwithstanding the June 2013 termination date, each of DIRECTV and Starz Entertainment can cause the affiliation agreement to expire if the Merger Agreement is terminated for certain specified reasons. If the affiliation agreement expires under these circumstances, Starz Entertainment and DIRECTV would revert to the previous affiliation agreement which would continue on a month-to-month basis unless terminated by either party upon 60 days written notice. Comcast's affiliation agreement to distribute Encore expires in September 2009. DISH Network's affiliation agreement expires in June 2009.

        Starz Entertainment's operating results are as follows:

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$296	273
Operating expenses	(161)	(167)
SG&A expenses	(27)	(32)

Adjusted OIBDA	108	74
Stock-based compensation	(9)	(10)
Depreciation and amortization	(4)	(4)

Operating income	$95	60

        Starz Entertainment's revenue increased 8.4% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase in revenue is comprised of $13 million due to a higher effective rate for Starz Entertainment's services and $10 million due to growth in the weighted average number of subscriptions.

        The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 8.1% in 2009; and EMP average subscriptions increased 2.4% in 2009. The effects on revenue of these increases in subscriptions units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years. In this regard, approximately 36.9% of Starz Entertainment's revenue in 2009 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses decreased 3.6% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to a reduction in license fees, which decreased from $157 million in 2008 to $149 million in 2009. Such decrease in license fees is due to a decrease in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($17 million), partially offset by higher effective rates ($6 million) and the amortization of production costs for original series ($3 million).

        Starz Entertainment's SG&A expenses decreased 15.6% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to lower personnel costs.

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

Capital Group

        The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group or the Entertainment Group, including controlling interests in Starz Media, ANLBC, TruePosition, Leisure Arts and WFRV TV Station, as well as minority investments in Time Warner Inc.,

Time Warner Cable Inc., Sprint Nextel Corporation and other public and private companies. In addition, we have attributed $6,451 million principal amount (as of March 31, 2009) of our exchangeable senior debentures and other parent debt to the Capital Group.

        The following discussion and analysis provides information concerning the attributed results of operations of the Capital Group. The following discussion is presented as though the Reclassification had been completed on January 1, 2008. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue
Starz Media	$102	62
Corporate and other	23	29

	$125	91

Adjusted OIBDA
Starz Media	$5	(24)
Corporate and other	(37)	(35)

	$(32)	(59)

Operating Income (Loss)
Starz Media	$2	(27)
Corporate and other	(55)	(62)

	$(53)	(89)

        Revenue.    The Capital Group's combined revenue increased 37.4% for the three months ended March 31, 2009, as compared to the corresponding prior year period. The increase in Starz Media's revenue in 2009 is due primarily to a $38 million increase in home video revenue, which is almost entirely due to home video sales of movies released theatrically by Overture Films in 2008. Included in Capital Group's corporate and other revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date, and payments aggregated $6 million for each of the three month periods ended March 31, 2009 and 2008.

        Adjusted OIBDA.    The Capital Group's Adjusted OIBDA loss decreased $27 million for the three months ended March 31, 2009, as compared to the corresponding prior year period. Starz Media's Adjusted OIBDA improved $29 million in 2009 primarily due to the timing of theatrical and home video revenue and related expenses associated with films released by Overture Films. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video and pay-per-view and premium television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        Operating loss.    The Capital Group's operating loss decreased in 2009 due to the aforementioned timing of films released by Overture in the theatrical and home video markets.

Critical Accounting Estimates

        The following discussion regarding Fair Value Measurements of our Non-Financial Instruments is intended to supplement our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        As of December 31, 2008, our goodwill for each of our significant reporting units was as follows (amounts in millions):

QVC	$5,363
Starz Entertainment	132
Other	1,055

Consolidated goodwill	$6,550

        We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31 in accordance with the provisions of Statement of Financial Accounting Standards No. 142. With respect to QVC, which holds a substantial majority of our goodwill, we performed the Step 1 Test using a discounted cash flow analysis prepared as of December 31, 2008. The cash flow projections (the "2008 Cash Flow Projections") used in our analysis were prepared by QVC management and represent management's estimate of the future cash flows to be generated by QVC's operations during 2009 through 2014 (Years 1-6). For the 5 years ended December 31, 2008, QVC's revenue grew at a compound annual growth rate of approximately 8.4%, including growth of 4.6% in 2007 and a decrease of 1.3% in 2008. Similarly, QVC's Adjusted OIBDA grew at a compound annual growth rate of approximately 8.2% for the 5 years ended December 31, 2008, including decreases of .2% in 2007 and 9.1% in 2008. Given the downturn in the economy in 2008, as well as the fact that QVC's international operations are becoming more mature, QVC determined that it was prudent to adjust the growth rates used in the 2008 Cash Flow Projections. Therefore, the 2008 Cash Flow Projections include growth rates which are lower than QVC's historical growth rates and lower than the growth rates used in our 2007 cash flow projections. The growth rates used in the 2008 Cash Flow Projections are considered by management to be appropriate and reflect the current state of the domestic and world wide economies. The 2008 Cash Flow Projections include many assumptions, including assumptions regarding the timing of an economic recovery and the impact of any such recovery on QVC's operations. In this regard, the 2008 Cash Flow Projections are based on the economy stabilizing and growing modestly in the second half of 2009 and through 2010 and that the economy is somewhat more normalized in the years beyond 2010.

        The projected cash flows were discounted using a blended discount rate of 13.5%, which represents an estimate of the weighted average cost of capital for QVC's domestic and international locations. The weighted average cost of capital incorporates risk premiums that reflect the current economic environments and locations where QVC has operations. Such discount rate is higher than the rate used in prior years due to changes in the marketplace for credit and risk premiums. Terminal growth rates after Year 6 consider the above noted factors for the initial six years forecasted cash flows and forecasted CPI increases.

        We also used a market approach to validate the fair value of QVC determined by our discounted cash flow analysis. In our market approach, we identified publicly traded companies whose business and financial risks are comparable to those of QVC. We then compared the market values of those companies to the calculated value of QVC. We also identified recent sales of companies in lines of business similar to QVC and compared the sales prices in those transactions to the calculated value of

QVC. The range of values determined in our market approach corroborated the value calculated in our discounted cash flow analysis for QVC.

        The estimated fair value of QVC determined in the foregoing Step 1 Test was clearly in excess of our carrying value for QVC, and accordingly no Step 2 Test was performed and no impairment charge was recorded. We note that if our fair value estimate for QVC was 10% lower, we would still not have triggered a Step 1 failure and no impairment charge would be taken.

        The foregoing impairment test requires a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Therefore, any value ultimately derived from QVC may differ from our estimate of fair value. Further if the retail environment continues to experience recessionary pressures for an extended period of time, our cash flow projections will need to be revised downward and we could have impairment charges in the future. In this regard, we estimate that if we were to use a compound annual growth rate for QVC's revenue that is approximately 25% lower than the rate currently used in the 2008 Cash Flow Projections and that QVC achieved the margins assumed in the 2008 Cash Flow Projections, we would fail the Step 1 Test and would be required to perform the Step 2 Test to measure any impairment of QVC's goodwill.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2009, and considering the effects of our interest rate swap agreements, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$2,447	<1%	$5,101	5.6%
Capital Group	$3,120	1.2%	$3,439	3.6%
Entertainment Group	$—	N/A	$2,049	3.6%

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

        At March 31, 2009, the fair value of our AFS securities attributed to the Capital Group was $2,103 million. Had the market price of such securities been 10% lower at March 31, 2009, the aggregate value of such securities would have been $210 million lower. Such decrease would be partially offset by an increase in the value of our AFS Derivatives. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 26, 2009. There have been no material developments in such legal proceedings during the three months ended March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (c)
  Purchases of Equity Securities by the Issuer

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1-31, 2009	4,600	$4.73	4,600	$122.2 million
February 1-28, 2009	—	$—	—	$122.2 million
March 1-31, 2009	555,556	$6.05	555,556	$118.8 million

Total	560,156		560,156

        In connection with the reclassification of Old Liberty's Capital Group stock into Entertainment Group stock and Capital Group stock, our board of directors approved a program to repurchase up to $300 million of Liberty Capital common stock. In August 2008, our board of directors approved an additional $300 million of Liberty Capital common stock repurchases. We may alter or terminate the program at any time.

        In addition to the shares listed in the table above, 5,618 shares of Series A Liberty Capital common stock, 13,078 shares of Series A Liberty Interactive common stock and 22,313 shares of Series A Liberty Entertainment common stock were surrendered in the first quarter of 2009 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007)*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*

*
Filed herewith

**
Furnished herewith

II-1

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date: May 8, 2009	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: May 8, 2009	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: May 8, 2009	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007)*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*

*
Filed herewith

**
Furnished herewith

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
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX