Form 10-K
period 2009-12-31
LIBERTY MEDIA CORP
filed 2010-02-25
CIK 1355096

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33982

LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	84-1288730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Liberty Capital Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Capital Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Interactive Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Interactive Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Starz Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Starz Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2009, was approximately $17.1 billion.

          The number of shares outstanding of Liberty Media Corporation's common stock as of January 29, 2010 was:

Series A Liberty Capital Common Stock—89,888,078;
Series B Liberty Capital Common Stock—7,405,151;
Series A Liberty Interactive Common Stock—567,475,938;
Series B Liberty Interactive Common Stock—29,276,689;
Series A Liberty Starz Common Stock—49,418,326; and
Series B Liberty Starz Common Stock—2,365,545 shares.

Documents Incorporated by Reference

          The Registrant's definitive proxy statement for its 2010 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

LIBERTY MEDIA CORPORATION
2009 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.    Business.

        (a)    General Development of Business

        Liberty Media Corporation owns interests in subsidiaries and other companies which are engaged in the video and on-line commerce, media, communications and entertainment industries. Through our subsidiaries and affiliates, we operate in North America, Europe and Asia. Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. and Starz, LLC and our equity affiliates Sirius XM Radio Inc. and Expedia, Inc.

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

        On March 3, 2008, we completed a reclassification of our Liberty Capital common stock (herein referred to as "Old Liberty Capital common stock") whereby each share of Old Series A Liberty Capital common stock was reclassified into four shares of Series A Liberty Entertainment common stock and one share of new Series A Liberty Capital common stock, and each share of Old Series B Liberty Capital common stock was reclassified into four shares of Series B Liberty Entertainment common stock and one share of new Series B Liberty Capital common stock. The Liberty Entertainment common stock was intended to track and reflect the economic performance of our Entertainment Group, which was comprised of businesses and assets previously attributed to the Capital Group. The reclassification did not change the businesses, assets and liabilities attributed to the Interactive Group.

        On November 19, 2009, we completed our previously announced split-off (the "Split-Off") of our wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among our company, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The Split-Off was accomplished by a partial redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. LEI held our 57% interest in DIRECTV, a 100% interest in Liberty Sports Holdings, LLC, a 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with our company and continue to be attributed to the Entertainment Group, which we have redesignated as the Starz Group. The businesses that were held by LEI are accounted for as discontinued operations in the periods presented.

        Immediately following the Split-Off, we, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company named DIRECTV ("Holdings"). Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Media, LEI and DIRECTV, and certain related persons (collectively, the Malones) contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

        A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group, the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to that group. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Inc., Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC and BuySeasons, Inc., and our interests in Expedia, Inc., IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Live Nation Entertainment, Inc. and Tree.com, Inc. The Interactive Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as we may acquire for the Interactive Group. In addition, we have attributed $2,135 million principal amount (as of December 31, 2009) of our senior notes and debentures to the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to that group. The Starz Group focuses primarily on video programming and includes our subsidiaries, Starz Entertainment, LLC and Liberty Sports Interactive, Inc. In addition, we have attributed approximately $542 million of corporate cash and cash equivalents (as of December 31, 2009) to the Starz Group. The Starz Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Starz Group, including such other businesses as we may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include our subsidiaries: Starz Media, LLC, Atlanta National League Baseball Club, Inc. and TruePosition, Inc.; and our interests in Sirius XM Radio, Inc., Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as we may acquire for the Capital Group. In addition, we have attributed $3,157 million of cash, including subsidiary cash, and $4,149 million principal amount (as of December 31, 2009) of our senior exchangeable debentures and other parent debt to the Capital Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

  Recent Developments

        During 2009 we made several purchases and sales of the debt and equity of Sirius XM Radio Inc. ("SIRIUS XM"). Our net cash investment in SIRIUS XM in 2009 was approximately $186 million. As of December 31, 2009, these purchases and sales resulted in us owning (i) $279 million principal amount of the public debentures of SIRIUS XM and (ii) preferred stock of SIRIUS XM which is convertible into common equity of SIRIUS XM equal to 40% of fully diluted equity. The fair value of such preferred stock at December 31, 2009 was $1,552 million based on the value of the common stock into which it was convertible.

        During 2009, we retired certain of our public debt and restructured other debt in order to improve our capital structure and our liquidity position. In the second quarter of 2009, we used $187.5 million of cash on hand for the voluntary early retirement of $750 million of certain of our Exchangeable Senior Debentures. We also terminated swap arrangements that referenced such Exchangeable Senior Debentures for no additional payment. The total cash used to retire the $750 million face amount of Exchangeable Senior Debentures and related swap arrangements was $503 million, of which $315 million was paid to settle swap arrangements in November 2008.

        In June 2009, QVC amended its bank credit agreements to retire $750 million of loans, cancel $19 million of unfunded commitments and extend the maturities of the remaining loans/commitments. In exchange for these amendments, QVC increased the interest rate margins, reduced the maximum leverage ratio and agreed to certain other additional covenants contained in the bank credit agreements. In the third quarter of 2009, QVC issued $1.0 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. QVC used the net proceeds from such offering to fund the purchase and cancellation of outstanding term loans under its bank credit agreements that were to mature in 2014.

* * * * *

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; our tax sharing arrangement with AT&T Corp. and estimated amounts payable under that arrangement; revenue growth and subscriber trends at QVC, Inc. and Starz Entertainment, LLC; the expected timing of QVC's programming launch in Italy and losses to be incurred by QVC-Italy; anticipated programming and marketing costs at Starz Entertainment; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our expectations regarding Starz Media's results of operations; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

        (c)    Narrative Description of Business

        The following table identifies our more significant subsidiaries and minority investments within each of the Interactive Group, the Starz Group and the Capital Group.

  Interactive Group

  Consolidated Subsidiaries
  QVC, Inc.
  Provide Commerce, Inc.
  Backcountry.com, Inc.
  Bodybuilding.com, LLC
  BuySeasons, Inc.
  Lockerz, LLC
  LMC Right Start, Inc.

  Equity and Cost Method Investments
  Expedia, Inc. (Nasdaq:EXPE)
  IAC/InterActiveCorp (Nasdaq:IACI)
  HSN, Inc. (Nasdaq:HSNI)
  Interval Leisure Group, Inc. (Nasdaq:IILG)
  Live Nation Entertainment, Inc. (NYSE:LYV)
  Tree.com, Inc. (Nasdaq:TREE)

  Starz Group

  Consolidated Subsidiaries
  Starz Entertainment, LLC
  Liberty Sports Interactive, Inc.

  Capital Group

  Consolidated Subsidiaries
  Starz Media, LLC
  Atlanta National League Baseball Club, Inc.
  TruePosition, Inc.

  Equity and Cost Method Investments
  Sirius XM Radio Inc. (Nasdaq:SIRI)
  Time Warner Inc. (NYSE:TWX)(1)

(1)
Represents an available-for-sale security in which we have less than a 5% ownership interest and that we consider a non-strategic financial asset in our portfolio.

Interactive Group

        The Interactive Group is focused on video and on-line commerce through its interests in QVC and the e-commerce businesses. Our strategy is to continue QVC's organic growth in its existing markets while exploring opportunities for expansion in additional international markets. In this regard, QVC has announced plans to launch programming in Italy in the fall of 2010. We will also seek to acquire e-commerce businesses and leverage their strengths as on-line retailers. In this regard, we acquired Provide Commerce and BuySeasons in 2006 and Backcountry.com and Bodybuilding.com in 2007.

  QVC, Inc.

        QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily through live televised shopping programs and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest who is knowledgeable about the merchandise, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC television programs, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2009, approximately 28.9% of QVC's domestic revenue and approximately 25.1% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

        QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into four groups: home (including electronics), apparel, accessories (including beauty products) and jewelry. For the year ended December 31, 2009, home, apparel, accessories and jewelry accounted for approximately 47%, 13%, 24% and 16%, respectively, of QVC's net revenue generated by its United States operations. In 2008, such percentages for home, apparel, accessories and jewelry were 44%, 15%, 22% and 19%, respectively. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand names and other products also available from other retailers. QVC's products are often endorsed by celebrities, designers and other well known personalities who often join QVC's hosts to personally promote their products. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

        QVC distributes its television programs, via satellite or optical fiber, to multichannel television distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's programming signals. In the U.S., QVC uplinks its analog programming from its uplink facility in Pennsylvania and uplinks its digital transmission using a third-party service. Both transmissions are uplinked to a protected, non-preemptible transponder on a domestic satellite. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status". QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on five international satellites. QVC's transponder service agreement for its domestic transponder expires at the end of the life of the satellite, which is currently estimated to be in 2019. QVC's transponder service agreements for its international transponders expire in 2010 through 2020.

        QVC enters into long-term affiliation agreements with certain of its multichannel television distributors who downlink QVC's programming and distribute the programming to their customers.

QVC's affiliation agreements with these distributors have termination dates ranging from 2010 to 2019. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. In this regard, QVC's affiliation agreement with Comcast Corporation, which accounts for approximately 25% of QVC's U.S. distribution, expired in June 2009. QVC and Comcast have signed an amendment to the agreement allowing for quarterly extensions of the existing agreement through December 31, 2011.

        In return for carrying the QVC signals, each programming distributor in the United States receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In the United Kingdom, Germany and Japan, programming distributors receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below or in the general entertainment area on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "surfing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, QVC continues to monitor optimal channel placement and attempts to negotiate agreements with their distributors to maximize the viewership of their television programming.

        QVC's shopping program is telecast live 24 hours a day to approximately 98 million homes in the United States. QVC Shopping Channel reaches approximately 23 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany, reaches approximately 38 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 23 million households and is broadcast live 24 hours a day. QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has three domestic phone centers, one phone center in each of the United Kingdom and Japan and two call centers in Germany. QVC's domestic phone centers can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. Each market also utilizes home agents allowing staffing flexibility for peak hours. QVC additionally utilizes computerized voice response units, which handle approximately 34% of all orders taken. QVC is in the process of implementing a Call Center Management and CRM Analytics System to continuously monitor its customers' buying patterns to facilitate up-sell and cross-sell of its product offerings.

        In addition to taking orders from its customers through phone centers and online, QVC continues to explore new ordering technologies. For example, QVC's United Kingdom customers can order products directly through a television remote control "buy button." Customers in Japan placed approximately 9% of all orders directly through their mobile phones. QVC is also expanding mobile phone ordering capabilities in the U.S. and has launched several mobile applications, including text to order, a WAP (wireless application protocol) website and marketing alerts. QVC has eight distribution centers worldwide and is able to ship approximately 92% of its orders within 48 hours.

        QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned 22%-24% of its revenue in each of the first three quarters of the year and 29%-33% of its revenue in the fourth quarter of the year.

  Provide Commerce, Inc.

        Provide Commerce, Inc., a wholly-owned subsidiary that we acquired in February 2006, operates an e-commerce marketplace of websites that offers high-quality perishable products direct from suppliers to consumers. In addition to its perishable products, Provide Commerce sells a wide range of unique and personalized gifts through its RedEnvelope brand, which it acquired in 2008. Provide Commerce combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with FedEx Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide Commerce derives its revenue from the sale of flowers and plants on its proflowers.com website and from the sale of gourmet foods from its branded websites: Cherry Moon Farms, for fresh premium fruits; Shari's Berries, for chocolate-dipped berries and related gifting products; and from the sale of gifts on RedEnvelope. Provide Commerce also enters into arrangements with businesses desiring to offer high-quality, time-sensitive or perishable products to customers on a co-branded or private label basis, designing and hosting dedicated websites on behalf of such clients.

        Provide Commerce initially launched its marketplace to sell and deliver flowers which continues to be its most significant product. Provide Commerce later expanded its offerings to include fresh premium fruits and confections and unique personalized gifts. Provide Commerce's business is highly seasonal due largely to purchases of flowers and other gifts for Valentine's Day and Mother's Day. In 2009, Provide Commerce earned approximately 67% of its revenue in the first half of the year. Provide Commerce depends on three suppliers for approximately 48% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

        Provide Commerce believes that one of the keys to its success is its ability to deliver products on time and fresher than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

  Backcountry.com, Inc.

        We acquired 81% of the equity of Backcountry.com, Inc. in June 2007. Backcountry is an e-commerce marketplace for outdoor adventure, cycling and action sports gear and clothing. Its 12 separate websites cater to a variety of outdoor enthusiasts. Four of the sites offer name-brand products at retail prices, and eight offer substantial discounts to online shoppers.

        Backcountry's primary site, Backcountry.com, offers over 450 brands and over 50,000 items of high-end gear and clothing for backpacking, camping, trail running, skiing, cycling, rock climbing, kayaking and other outdoor sports. Backcountry's snowboarding-specific site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. HucknRoll.com and RealCyclist.com sell mountain bikes and road bikes, respectively, at retail prices. Backcountry's online outlet store, BackcountryOutlet.com, and its invitation-only backcountry discount site, DepartmentOfGoods.com, sell discounted clothing and gear from past seasons. Backcountry's one-deal-at-a-time sites, SteepandCheap.com, WhiskeyMilitia.com, Tramdock.com, Chainlove.com, BonkTown.com and Brociety.com, feature a limited quantity of one highly discounted item at a time until such item sells out or times out, at which time it is immediately replaced with a new item. SteepandCheap.com serves backcountry adventurers and outdoor enthusiasts. WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders and wakeboarders. Tramdock.com is for resort, park, pipe and big mountain freeride skiers. Chainlove.com is geared toward mountain bikers. BonkTown.com sells road bike gear. Brociety.com offers gear and clothing to snowboarders and other action sports enthusiasts.

        Backcountry's business is seasonal, with approximately 50% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its distribution centers, located in Salt Lake City, Utah. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

  Bodybuilding.com, LLC

        On December 31, 2007, we acquired 83% of Bodybuilding.com, LLC. Bodybuilding.com is an Internet retailer of sports, fitness and nutritional supplements. It also hosts an informational SuperSite which contains content about fitness, work-out programs, overall health, nutritional and product information. The online e-retail model combines information and advice with an array of nutritional supplements and a mission to help every customer reach their personal fitness goals.

        Bodybuilding.com's customers include gym goers, sport specific focused athletes such as football players, tri-athletes, weightlifters and bodybuilders, and any man or woman wanting to improve his or her overall mental or physical wellbeing. Bodybuilding.com launched its primary web-site in 1999 and now has over 25,000 pages of free, editorial content with health and fitness advice, 12,500 plus pages of store content, 450,000 BodySpace pages, 2.6 million forum threads and 44.6 million forum posts. The site attracts over one million annual customers and hosts the industry's largest forum with over 1.9 million members. Bodybuilding.com introduced the social network, BodySpace, two years ago and now has more than 450,000 members. Bodybuilding.com is one of the world's largest online suppliers with over 11,800 different items of nutritional supplements including muscle-builders, protein and fat-loss supplements that are commonly used in fitness training.

        Bodybuilding.com earns revenue primarily from the sale of nutritional supplements, gym clothing and accessories, and training and nutritional books and videos on its website. Bodybuilding.com's business is slightly seasonal with the first quarter of the year being its busiest as people start to implement their New Year's resolutions regarding improved health and fitness.

  BuySeasons, Inc.

        BuySeasons, Inc., a wholly-owned subsidiary that we acquired in August 2006, operates BuyCostumes.com and CelebrateExpress.com, on-line retailers of costumes, accessories and party supplies for a wide variety of celebration and costuming events. Celebrate Express was acquired by BuySeasons in 2008. BuySeasons earns revenue from the sale of its products to retail customers who order from its websites and, to a lesser degree, through its fulfillment sales to other retailers. BuySeasons has exclusive arrangements to purchase costumes and accessories that are only available from BuySeasons and works with manufacturers to design costumes and accessories for which BuySeasons has exclusive rights for a predetermined period of time. Additionally, BuySeasons has several exclusive license agreements for party supplies which are developed and manufactured by BuySeasons. These items are primarily distributed through the Celebrate Express brand. While over 75% of BuySeason's products are also available from other on-line and traditional brick-and-mortar retailers, BuySeasons believes that no other single retailer offers the range of costume and party accessories that BuySeasons offers to its customers. BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on three suppliers for approximately 33% of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact BuySeasons.

        BuySeasons believes that it has a competitive advantage due to the combination of a large assortment of on-line products, value pricing and a high level of customer service. BuySeason's business is highly seasonal with over 55% of its revenue earned from the sale of costumes in September and October leading up to Halloween. With the acquisition of Celebrate Express, BuySeasons expects the seasonality to decrease due to significantly higher sales of birthday party supplies which is a less seasonal business. BuySeasons maintains a customer service center at its corporate headquarters, and customer service representatives are available 18 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable, and BuySeasons employs seasonal labor to react to higher volume during the peak Halloween season.

  Other

        Other subsidiaries of our company that we have attributed to the Interactive Group are (i) Lockerz, LLC, which operates a community web site geared to teens and young adults that allows its members to buy trendy merchandise, watch videos, discover new music and connect with their friends and (ii) LMC Right Start, Inc., which operates a website and brick-and-mortar stores that sell juvenile products for infants and young children.

  Expedia, Inc.

        Expedia, Inc. is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia.com, Hotels.com, Venere.com, Hotwire.com, Egencia, Classic Vacations and TripAdvisor and a range of other domestic and international brands and businesses. Expedia's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Expedia has created an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allowing these travel suppliers to efficiently reach and provide their products and services to Expedia customers. Through its diversified portfolio of domestic and international brands and businesses, Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for Expedia's brands and businesses allows it to target a broad range of customers looking for different value propositions. Expedia reaches many customers in several countries and multiple continents through its various brands and businesses, typically customizing international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

        Expedia generates revenue by reserving travel services as the merchant of record and reselling these services to customers at a profit. Expedia also generates revenue by passing reservations booked by its customers to the relevant services for a fee or commission and from advertising on its websites.

        We indirectly own an approximate 24% equity interest and 58% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, has voted our shares of Expedia, subject to certain limitations. Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

  IAC/InterActiveCorp

        IAC is a leading Internet company with more than 50 diversified internet businesses serving loyal consumer audiences. IAC has transformed itself from a hybrid media/electronic retailing company into an interactive commerce company. The core of IAC relates to the way its offerings, through the power of interactivity, can make daily life easier and more productive for people all over the world. IAC's Internet sites include ask.com, citysearch, dictionary.com, evite, Life123, match.com, Urbanspoon and servicemagic.

        We indirectly own an approximate 11% equity interest and 55% voting interest in IAC. Pursuant to certain governance arrangements between Mr. Barry Diller, Chairman of the Board and CEO of IAC, and our company, Mr. Diller votes our shares of IAC, subject to certain limitations, and we have the right to appoint and have appointed two of the 12 members of IAC's board of directors.

  HSN, Inc.

        HSN became a public company in August 2008 in connection with the separation of IAC into five separate companies. HSN is an interactive multi-channel retailer with strong direct-to-consumer expertise among its two operating segments, HSN and Cornerstone Brands. HSN offers innovative, differentiated retail experiences on TV, online, in catalogs, and in brick and mortar stores. HSN ships 50 million items and handles 50 million inbound customer calls annually. HSN now reaches over 90 million homes (broadcast live 24 hours a day, seven days a week). HSN.com ranks in the top 30 of Internet retailers, is one of the top 10 trafficked e-commerce sites, and has more than a quarter million unique users every day. Cornerstone Brands comprises leading home and apparel lifestyle brands including Ballard Design, Frontgate, Garnet Hill, Grandin Road, Improvements, Smith+Nobel, The Territory Ahead and Travelsmith. Cornerstone Brands distributes 324 million catalogs annually, operates eight separate e-commerce sites, and runs 25 retail stores.

        We own approximately 33% of the outstanding common stock of HSN. We have entered into an agreement with HSN pursuant to which, among other things, we have the right to appoint 20% of the members of HSN's board of directors. We have appointed 2 of the current 9 board members.

  Interval Leisure Group, Inc.

        Interval Leisure Group is another of the companies spun off by IAC in August 2008. Interval Leisure Group is a leading global provider of membership and leisure services to the vacation industry. Its principal business, Interval, has offered its resort developer clients and consumer members high-quality programs and services for more than 30 years. Its approximately two million member families have access to a comprehensive package of year-round benefits, including the opportunity to exchange the use of their shared ownership vacation time for alternate accommodations. Interval has a network of more than 2,500 resorts in over 75 countries. Interval Leisure Group's other business segment is Aston (formerly ResortQuest Hawaii), which provides vacation rental and property management services for more than 5,000 units throughout the Hawaiian islands. Interval Leisure Group is headquartered in Miami, Florida, and operates through 26 offices in 16 countries.

        We own approximately 30% of the outstanding common stock of Interval Leisure Group. We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to appoint 20% of the members of Interval Leisure Group's board of directors. We have appointed 2 of the current 9 board members.

  Live Nation Entertainment, Inc.

        We own approximately 14.6% of Live Nation Entertainment, Inc. outstanding common stock as a result of a merger between Live Nation, Inc. ("Live Nation") and Ticketmaster Entertainment, Inc. ("Ticketmaster"). We previously held approximately 29% of the outstanding common stock in Ticketmaster which was one of the companies spun off by IAC in August 2008. Live Nation is considered the largest producer of live music concerts in the world, based on total attendance at Live Nation events, annually producing over 22,000 concerts for 1,600 artists in 33 countries. Ticketmaster is one of the world's leading live entertainment ticketing and marketing companies, connecting the world to live entertainment. Ticketmaster operates in 20 global markets providing ticket sales, ticket resale services, marketing and distribution through approximately 7,100 retail outlets and 17 worldwide call centers.

        We have commenced a partial tender offer to purchase up to 34,200,000 shares of the common stock of Live Nation Entertainment, Inc., at a cash purchase price of $12 per share. If the tender offer is fully subscribed and completed, we would own approximately 34.9% of the outstanding common stock of Live Nation Entertainment, Inc.

  Tree.com, Inc.

        Tree.com was also spun off by IAC in August 2008. Tree.com, Inc. is the parent of several brands and businesses in the financial services and real estate industries including LendingTree, LendingTree Loans(sm), GetSmart.com, HomeLoanCenter.com, RealEstate.com, iNest.com, RealEstate.com, REALTORS(r) and Domania.com. Together, they serve as an ally for consumers who are looking to comparison shop loans, real estate and other financial products from multiple businesses and professionals who compete for their business. Tree.com, Inc. is headquartered in Charlotte, North Carolina.

        We own approximately 26% of the outstanding common stock of Tree.com. We have entered into an agreement with Tree.com pursuant to which, among other things, we have the right to appoint 20% of the members of Tree.com's board of directors. We have not yet exercised this right.

Starz Group

        The Starz Group focuses primarily on video programming businesses.

  Starz Entertainment, LLC

        Starz Entertainment, LLC, a wholly-owned subsidiary, provides premium movie networks and programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet in the United States. Starz Entertainment's principal service offerings are (1) Starz, which is primarily a first-run movie service that generally includes Starz plus five multiplex channels branded with the Starz name, each of which exhibits movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six additional thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz can be purchased by subscribers as an à-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore can be purchased by subscribers as part of a digital package, which includes other movie services or a variety of general entertainment digital networks. Distributors may also sell Encore on an à-la-carte basis or packaged with Starz. Starz Entertainment's services also include MoviePlex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; IndiePlex, featuring art house and independent films; RetroPlex, featuring "classic" movies; Starz On Demand; Encore on Demand; MoviePlex On Demand; high definition feeds of several Starz and Encore channels and high definition versions of each of Starz On Demand, Encore On Demand and MoviePlex On Demand. Starz Entertainment also offers Starz Online, Encore Online and Starz Play which are Internet complements to Starz and Encore, to cable and telephone companies who offer high speed services and other distributors. As of December 31, 2009, Starz Entertainment had 16.9 million subscribers to its linear Starz channels and 30.6 million subscribers to its linear Encore channels. The Starz subscriber numbers do not include subscribers who receive Starz programming over the Internet.

        Programming networks, such at Starz, distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television, telephone networks and the Internet. Programming services may be delivered to subscribers as part of a video distributor's analog or digital package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Premium services may be scheduled or "on-demand." Additionally, single programs or movies may be delivered on a pay-per-view basis for a per program fee. Whether a programming service is basic, premium or pay-per-view, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Programmers may also provide their pay-per-view and subscription on-demand services directly to consumers via the Internet. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Their continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements. Premium and pay-per-view services do not sell advertising and primarily generate their revenue from subscriber fees.

        The majority of Starz Entertainment's revenue is derived from the delivery of premium programming services comprised of movies and original programming to subscribers under affiliation agreements with cable operators, direct broadcast satellite operators and telephone companies, including Comcast Cable, DIRECTV, DISH Network, Time Warner Cable, Charter Communications, Cox Communications, Cablevision Systems, Insight Communications, Mediacom Communications, Verizon Communications, AT&T and the National Cable Television Cooperative. Some of Starz Entertainment's affiliation agreements provide for payments based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Entertainment's agreement with Comcast requires Comcast to carry the Encore and Thematic Multiplex channels through February 2010 and Starz through December 2012. Starz Entertainment's other affiliation agreements expire between now and November 2016. For the year ended December 31, 2009, 57% of Starz Entertainment's total revenue was generated by its three largest customers, Comcast, DIRECTV, and DISH Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        The cost of acquiring rights to programming, including Internet rights, represents Starz Entertainment's largest expense. In order to exhibit theatrical motion pictures, Starz Entertainment enters into agreements to acquire rights from major motion picture producers including Hollywood Pictures, Touchstone Pictures, Miramax Films, Walt Disney Studios, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. Starz Entertainment also has exclusive rights to air first-run output from Overture Films, a wholly owned subsidiary of Starz Media. These output agreements expire between 2012 and 2016.

        Starz Entertainment uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. Starz Entertainment leases its transponders under long-term lease agreements. At December 31, 2009, Starz Entertainment's transponder leases had termination dates ranging from 2018 to 2021. Starz Entertainment transmits to these transponders from its uplink center in Englewood, Colorado.

  Liberty Sports Interactive, Inc.

        Liberty Sports Interactive, Inc., a wholly-owned subsidiary, develops, operates and licenses fantasy sports games, fantasy sports league-hosting software and fantasy sports content delivered via broadband, as well as providing free online games, information and entertainment for sports fans.

Capital Group

        The Capital Group includes all of our businesses and assets that are not attributed to either the Interactive Group or the Starz Group. We expect to grow the businesses attributed to the Capital Group by creating new opportunities for our existing businesses and by acquiring companies that leverage and complement those businesses. Over time, we expect to convert many of our non-strategic assets into operating assets or into cash that we would use to pursue such opportunities. We may also explore other financial transactions and investments with attractive risk and return characteristics.

  Starz Media, LLC

        Starz Media's operations include live-action theatrical film production and distribution, home video distribution, live-action television production and distribution, and theatrical and non-theatrical animation and are divided into the following business units: Overture Films, Anchor Bay Entertainment, Proprietary Productions, Film Roman, and Toronto Animation Studio.

        Overture Films, a wholly-owned subsidiary of Starz Media, produces and acquires live action theatrical motion pictures for release domestically and throughout the world. Overture distributes its movies theatrically in the United States, and Anchor Bay Entertainment and Proprietary Productions perform home video and television distribution in the United States. Overture has entered into distribution agreements with Paramount Vantage and Alliance Atlantis to distribute its product internationally to the extent Overture controls such rights. Overture's 2009 theatrical releases included Sunshine Cleaning, Paper Heart, Capitalism: A Love Story, Law Abiding Citizen and The Men Who Stare at Goats. All of Overture's films will appear on Starz Entertainment's channels during their pay television windows.

        Overture records revenue from the theatrical release of its films. The domestic box office receipts are divided between the theatrical exhibitors and Overture based upon contractual arrangements on a film-by-film basis. Paramount Vantage and Alliance Atlantis contract with foreign distributors and receive a distribution fee for their services. Overture records revenue related to Anchor Bay's distribution of its films net of a reserve for estimated future returns. Overture receives license fees from Starz Entertainment related to the pay television agreement that covers the appearance of Overture's films on Starz Entertainment's channels during their pay television windows. Fees are also earned from both domestic and foreign networks/basic cable channels related to the exploitation of the titles on free television. Other revenue sources include video on demand/pay-per-view, syndication and exploitation of the titles in a non-theatrical manner such as the Internet and airlines. Significant expenses related to Overture's films include the amortization of film acquisition and production costs and the theatrical print and advertising expenses related to the release of each film, as well as the home video manufacturing and related distribution and advertising expenses.

        Starz Media's home video distribution business is operated through its Anchor Bay Entertainment subsidiary, utilizing the Anchor Bay and Manga brands, in the United States, Canada, United Kingdom and Austrailia. Anchor Bay distributes Overture titles, as well as Proprietary Production titles. Anchor Bay also acquires and licenses various titles for home video distribution from third parties. These titles are distributed through regional and national retailers, including Wal-Mart, Target and Best Buy. Generally, these retailers have the right to return unsold products.

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

        Proprietary Productions develops and produces proprietary live-action and animated content for television and direct-to-video/DVD distribution. Proprietary Productions has produced live-action productions for the Sci Fi Network, Independent Film Channel, Lifetime and other cable and broadcast networks. As noted above, Anchor Bay acts as the home video distributor for Proprietary Productions.

        Proprietary Productions receives license fees from networks and basic/pay cable television channels, including Starz Entertainment, related to exploitation of its productions on free or pay television. The productions are also exploited via the Internet. Amortization of production costs represents Proprietary Productions single largest operating expense.

        Film Roman develops and produces 2D animated content on a for-hire basis for distribution theatrically and on television. Significant for-hire animation projects at Film Roman include The Simpsons TV series and two series for Marvel Entertainment. At its animation studio located in Toronto, Starz Media develops and produces 3D animated content on a for-hire and proprietary basis.

        For-hire revenue is recognized for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

        As mentioned above, in the U.S., Overture incurs significant marketing, advertising and print costs before and during the theatrical release of a film in an effort to generate awareness of the film, to increase the consumer's intent to view the film, and to generate significant consumer interest in subsequent home video and other ancillary markets. These costs are expensed as incurred. Therefore, Starz Media incurs losses prior to theatrical release of a film. The foreign distributors are normally responsible for the marketing and advertising of films in each of their respective territories.

  Atlanta National League Baseball Club, Inc.

        Atlanta National League Baseball Club, Inc., or ANLBC, is a wholly-owned subsidiary that we acquired in May 2007. It owns and operates the Atlanta Braves Major League Baseball franchise. Turner Field, which is leased from the City of Atlanta and Fulton County Recreation Authority, is the home stadium of the Atlanta Braves. Turner Field is located just outside the downtown area of Atlanta and offers a range of activities and eateries for fans, from interactive gaming and cartoon characters to social gathering places such as the Braves Chop House.

        ANLBC derives revenue from the sale of tickets for games played at Turner Field, as well as from game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games. ANLBC has long-term local broadcasting agreements with Turner Broadcast System, Turner Regional Entertainment Network, Inc. and Sportsouth Network, Ltd., and through Major League Baseball ("MLB"), has entered into national broadcasting agreements with ESPN, Turner Broadcasting System, Inc. and Fox Sports.

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

  TruePosition, Inc.

        TruePosition, Inc. is a wholly-owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. AT&T

(formerly Cingular Wireless) began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers are deploying TruePosition's technology and using the technology for E-911. In addition, as of December 31, 2009, seven smaller wireless carriers and government agencies had deployed or are deploying TruePosition's technology.

        TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has contractual rights to earn additional revenue from its deployed product base if its customers use such deployed equipment to provide commercial services. However, to date, TruePosition has not earned any significant revenue from other location-based services. Substantially all of TruePosition's reported revenue through November 2006 was derived from AT&T. At that time, TruePosition amended its contract with AT&T to include, among other things, delivery of specified elements in the future. In accordance with the software revenue recognition rules under generally accepted accounting principles, TruePosition ceased recognition of certain revenue from AT&T pending delivery of the specified elements. Recognition of revenue earned from T-Mobile is similarly deferred pending delivery of specified elements, which to date have not been delivered.

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

        TruePosition is investing in the development of new location-based services and technologies through its subsidiaries Zoombak, Useful Networks and EmFinders. Zoombak has developed and sells Advanced GPS personal locator devices and services for tracking and locating cars, family, pets and other assets. Useful Networks develops and markets mobile location technology products to end users via the Internet and mobile carriers and provides cross-carrier location aggregation for both wireless carriers and content providers. EmFinders has developed and markets devices to be worn by persons with medical impairments, such as Alzheimer's disease, Down syndrome or autism, that can be used to locate and recover individuals if they wander off or become lost.

  Sirius XM Radio Inc.

        SIRIUS XM Radio is a domestic satellite radio company. SIRIUS XM broadcasts to subscribers over approximately 130 digital-quality channels, including more than 60 channels of 100% commercial-free music, plus exclusive channels of sports, news, talk, entertainment, traffic, weather and data through its two proprietary satellite radio systems—the Sirius system and the XM system. This unique listening experience is available to subscribers from coast-to-coast in the United States. The services can be used in cars, trucks, RVs, homes, offices, stores, and even outdoors. Boaters around the country, and up to 200 miles offshore, can also hear the SIRIUS XM programming. SIRIUS XM provides premium quality programming delivered by seven satellites orbiting directly over the United States (3 satellites provide service to the Sirius system and 4 satellites provide service to the XM system). In addition to the commercial-free music channels, SIRIUS XM's programming lineups also include 65 channels of sports, news, talk, entertainment, traffic, weather and data from such top names as Howard Stern, CNBC, CNN, Martha Stewart, Barbara Walters, Oprah Winfrey, BBC World Service, NPR and Radio Disney. Around-the-clock traffic and weather reports are provided for the top 20 US traffic markets.

        Receivers are manufactured to meet the needs of all subscribers, and come in versions for cars, trucks, recreational vehicles, boats, aircraft, the home, offices, retail stores and for portable use. The receiver product line starts with portable and transportable Plug & Play radios and continues to high-end receivers complete with motorized touch-control display screens, as well as radios that are found in new cars and trucks.

        Available in more than 20,000 retail locations, SIRIUS XM radios can be purchased at major national and regional retailers including Best Buy, Crutchfield, Costco, Target, Wal-Mart, Sam's Club and RadioShack. SIRIUS XM service is also available at heavy truck dealers and truck stops nationwide and SIRIUS XM has agreements with every major automaker.

        As of December 31, 2009, we owned $279 million principal amount of SIRIUS XM's public debt, as well as preferred stock of SIRIUS XM which is convertible into common stock representing approximately 40% of SIRIUS XM's fully diluted equity.

Regulatory Matters

  Programming and Interactive Television Services

        In the United States, the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, which has become increasingly widespread. Continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

        Regulation of Program Licensing.    The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines that the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. In 2007, the FCC extended the prohibition on exclusive programming contracts until 2012 and amended the program access complaint rules. The FCC also has initiated a rulemaking proceeding to consider additional revisions to its program access rules, including, among others, further changes in the complaint procedures, restrictions on the bundling of programming services to distributors and the extension of the rules to terrestrially-delivered programming. On

January 20, 2010, the FCC revised the program access rules to permit complainants to pursue program access claims involving terrestrially-delivered, cable-affiliated programming similar to the claims that they may pursue regarding satellite-delivered, cable-affiliated programming, where the purpose or the effect of a challenged act is to hinder significantly or prevent a complainant from providing satellite cable programming or satellite broadcast programming. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. As explained below in "Other Regulation," we are also subject to the program access rules as a condition of FCC approval of our transaction with News Corporation in 2008.

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

        Regulation of Ownership.    The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. After conducting a further rulemaking regarding this ownership limitation, in 2007, the FCC again adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide. However, on August 28, 2009, the Court of Appeals again vacated the thirty percent limit.

        Regulation of Carriage of Broadcast Stations.    The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming services in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2007, the FCC adopted an order addressing cable operators' obligations to ensure that local broadcasters' primary video and program-related material are viewable by all subscribers following completion of the digital transition. The FCC's order allows cable operators to comply with the viewability requirements by carrying a broadcaster's digital signal in either analog format or digital format, provided that all subscribers have the necessary equipment to view the broadcast content. The viewability requirements extend to June 2012, and during 2011, the FCC will review the requirements based upon the state of technology and the marketplace.

        Closed Captioning and Video Description Regulation.    The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. As a result, the programming companies in which we have interests may incur additional costs for closed captioning.

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

        In 2007, the FCC released a new table of allotments which provides television stations in the United States with final digital television ("DTV") channel assignments following completion of the DTV transition on June 12, 2009. With the completion of the digital transition, full service broadcast television stations must transmit only digital signals and may not transmit analog signals.

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

  Other Regulation

        Although we completed the Split-Off of LEI and the DTV Business Combination, the FCC's ownership attribution rules continue to attribute an ownership interest in DIRECTV to us. Consequently, we remain subject to the conditions adopted by the FCC in approving our 2008 transaction with News Corporation. Those conditions include program access and non-discrimination, program carriage, RSN arbitration and retransmission consent arbitration conditions.

        SIRIUS XM operates satellite systems and must comply with the FCC's regulations regarding satellite licensing, the prevention of interference and other matters. For example, SIRIUS XM must apply for renewal of its satellite licenses prior to the expiration of the current license terms. SIRIUS XM also must obtain FCC equipment certifications for certain satellite radios. As a result of the 2008 merger transaction between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings, Inc., SIRIUS XM must implement voluntary commitments regarding matters such as a la carte programming, rates and channels set asides for public interest and minority owned entities. Other aspects of SIRIUS XM's operations, such as the export of satellite radio system components and technical data, are subject to U.S. export licensing requirements.

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

Competition

        Our businesses that engage in video and on-line commerce compete with traditional offline and online retailers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. In addition, QVC and HSN compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and floral wire services such as FTD and Teleflora. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.

        Starz Entertainment competes with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect Starz Entertainment by reducing the number of distributors to whom it sells its programming, subjecting more of its programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, Starz Entertainment competes for viewers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Starz Entertainment also competes for creative talent and programming content. We believe that the principal competitive factors for Starz Entertainment are prices charged for programming, the quantity, quality, exclusivity and variety of the programming offered and the effectiveness of marketing efforts.

        Starz Media faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. The primary competition for Starz Media's theatrical films and its other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at approximately the same time as Starz Media's films. In addition to competing for revenue, Starz Media's film studios compete with other film studios over optimal release dates and the number of motion picture screens on which movies are exhibited. Anchor Bay competes with the home video/DVD distribution divisions of major theatrical production studios, as well as with several other independent home video/DVD distribution companies.

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

        SIRIUS XM faces significant competition for both listeners and advertisers from traditional AM/FM radio, HD radio, internet radio and mobile media devices. Unlike satellite radio, traditional AM/FM radio has had a well established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. Many radio stations have begun broadcasting digital signals, which have sound quality similar to SIRIUS XM signals. Major media companies make near CD-quality digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. We believe that the principal competitive factors for SIRIUS XM are the quantity, quality, exclusivity and variety of the programming offered and the effectiveness of marketing efforts.

Employees

        As of December 31, 2009, we had 73 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 23,000 full and part-time employees. We believe that our employee relations are good.

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

  Risks Relating to the Ownership of Our Common Stock due to our Tracking Stock Capitalization

        The risks described below apply to the ownership of our Liberty Interactive common stock, our Liberty Starz common stock and our Liberty Capital common stock due to our tracking stock capitalization.

        Holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock are common stockholders of our company and are, therefore, subject to risks associated with an investment in our company as a whole, even if a holder does not own shares of common stock of all three of our groups. Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to each of the Interactive Group, the Starz Group and the Capital Group in order to prepare the separate financial statement schedules for each of those groups, we retain legal title to all of our assets; and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock do not have any legal rights related to specific assets attributed to the Interactive Group, the Capital Group or the Starz Group and, in any liquidation, holders of Liberty Interactive common stock, holders of Liberty Capital common stock and holders of Liberty Starz common stock are entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

        We could be required to use assets attributed to one group to pay liabilities attributed to another group or groups. The assets attributed to one group are potentially subject to the liabilities attributed to the other groups, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group(s). While our current management and allocation policies provide that transfers of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting transfer of cash or other assets, no provision of our amended charter prevents us from satisfying liabilities of one group with assets of another group, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

        The market price of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock may not reflect the performance of the Interactive Group, the Starz Group and the Capital Group, respectively, as we intend. We cannot assure you that the market price of the common stock of a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock are common stockholders of our company as a whole and, as such, are subject to all risks associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each series of stock of a group may simply reflect the performance of our company as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.

        The market price of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock. The market prices of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock may be materially affected by, among other things:

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

  •
  changes in financial estimates by securities analysts regarding Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock or the companies attributable to any of our tracking stock groups;

  •
  the complex nature and the potential difficulties investors may have in understanding the terms of each of our tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stock; and

  •
  general market conditions.

        The market value of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock could be adversely affected by events involving the assets and businesses attributed to any of the groups. Because we are the issuer of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of our other groups. This could occur even if the triggering event is not material to us as a whole. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other groups or the borrowing costs of our company as a whole.

        We may not pay dividends equally or at all on Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock. We do not presently intend to pay cash dividends on Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock for the foreseeable future. However, we will have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and we may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of one or both of the other groups. In addition, any dividends or distributions on, or repurchases of, shares relating to any group will reduce our assets legally available to be paid as dividends on the shares relating to the other groups.

        Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock. Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Interactive Group, the Starz Group and the Capital Group. Our officers and directors owe fiduciary duties to all of our stockholders. The fiduciary duties owed by such officers and directors are to our company as a whole, and decisions deemed to be in the best interest of our company may not be in the best interest of a particular group when considered independently. Examples include:

  •
  decisions as to the terms of any business relationships that may be created between and among the Interactive Group, the Capital Group and/or the Starz Group or the terms of any transfers of assets between or among the groups;

  •
  decisions as to the allocation of consideration among the holders of Liberty Interactive common stock, Liberty Capital common stock and/or Liberty Starz common stock, or among the series of stocks relating to any of our groups, to be received in connection with a merger involving our company;

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

        In addition, if directors own disproportionate interests (in percentage or value terms) in Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock.

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

        Our board of directors may change the management and allocation policies to the detriment of any group without stockholder approval. Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between and among the

Interactive Group, the Starz Group and the Capital Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets acquired after the restructuring of a group, financing alternatives, corporate opportunities and similar items. These policies are not included in the amended charter. Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day to day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one or more groups while advantaging the other(s).

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

        Stockholders will not vote on how to attribute consideration received in connection with a merger involving our company among holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. Our amended charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our company is to be attributed to the holders of Liberty Interactive common stock, holders of Liberty Capital common stock and holders of Liberty Starz common stock or to the holders of different series of stock, and none of the holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our company among holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

        We may dispose of assets of the Interactive Group, the Capital Group or the Starz Group without your approval. Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our amended charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Interactive Group, the Capital Group or the Starz Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval. Based on the composition of the groups, we believe that a sale of all or substantially all of the assets of any group, on a stand alone basis, would not be considered a sale of substantially all of the assets of our company requiring stockholder approval.

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

        Holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company. If the Interactive Group, the Capital Group or the Starz Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty Interactive common stock, Liberty Capital common stock or Liberty Starz common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock of that group. Accordingly, if we sell all or substantially all of the assets attributed to the Interactive Group, the Capital Group or the Starz Group, our stockholders could suffer a loss in the value of their investment in our company.

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

        Holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock vote together and have limited separate voting rights. Holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock vote together as a single class, except in certain limited circumstances prescribed by our amended charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of any group have no voting rights, other than those required under Delaware law. When holders of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than the other.

        Our capital structure as well as the fact that the Interactive Group, the Capital Group and the Starz Group are not independent companies may inhibit or prevent acquisition bids for the Interactive Group, the Capital Group or the Starz Group. If the Interactive Group, the Starz Group and the Capital Group were separate independent companies, any person interested in acquiring the Interactive Group, the Capital Group or the Starz Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock to reflect the separate economic performance of the Interactive Group, the Starz Group and the Capital Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of our company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies which do not have capital structures similar to ours.

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

        Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 33.0% of the aggregate voting power in our company, due to his beneficial ownership of approximately 82.8% of the outstanding shares of Series B Liberty Capital common stock, 83.2% of the outstanding shares of Series B Liberty Interactive common stock and approximately 82.5% of the Series B Liberty Starz common stock.

  Factors Relating to our Company, the Interactive Group, the Starz Group and the Capital Group

        The risks described below apply to our company and to the businesses and assets attributable to the Interactive Group, the Starz Group and the Capital Group.

        The historical financial information of the Interactive Group, the Starz Group and the Capital Group may not necessarily reflect their results as separate companies. One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, investors should recognize that the historical financial information of the Interactive Group, the Starz Group and the Capital Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Interactive Group's, the Capital Group's and the Starz Group's results of operations, financial condition and cash flows would have been had the Interactive Group, the Starz Group and the Capital Group been separate, stand-alone entities pursuing independent strategies during the periods presented.

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

        The subsidiaries and business affiliates attributable to each group are subject to risks of adverse government regulation. Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to certain of our subsidiaries' and business affiliates' products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by those subsidiaries and business affiliates, which could have a material adverse effect on their business. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not be adversely affected by future legislation, new regulation or deregulation.

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

        The success of certain of the subsidiaries and business affiliates attributed to each group depends on audience acceptance of its programs and services which is difficult to predict. Entertainment content production, premium subscription television program services, and satellite radio services are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a cable program, premium subscription television service or satellite radio program depends upon the quality and acceptance of competing programs and other entertainment content available in the marketplace at the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television programs are important factors when cable television and direct-to-home (DTH) satellite providers negotiate affiliation agreements and, in the case of ad-supported programming and satellite radio service, when advertising rates are negotiated. Consequently, low public acceptance of the programs and services offered by our subsidiaries and business affiliates will have an adverse effect on our results of operations.

        Increased programming and content costs may adversely affect profits. Subsidiaries and business affiliates attributable to our groups produce programming and other content and incur costs for all types of creative talent including writers,producers, actors and other on-air talent. Some of these subsidiaries and business affiliates also acquire programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming and other content may lead to decreased profitability.

        Continuingly weak economic conditions may reduce consumer demand for our products and services. The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue across our tracking stock groups including lagging retail sales, potential downgrades by satellite and cable television subscribers and a drastic slowdown in auto sales (which is an important source of satellite radio subscribers). Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake) attributed to the Interactive Group, the Capital Group, including Sirius, Live Nation, Expedia and HSN. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken.

        The liquidity and value of our available for sale securities may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value. Included among the assets attributable to the Capital group and the Interactive Group are equity interests in one or more publicly-traded companies which are accounted for as available for sale securities. The value of these interests may be affected by economic and market conditions that are beyond our control. We record the majority of our available for sale securities at fair value and any changes in fair value are reflected in our consolidated financial statements as realized gains or losses. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

        A substantial portion of the consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2009, our wholly-owned subsidiary Liberty Media LLC had $4,696 billion principal amount of publicly-traded debt outstanding. Liberty Media LLC is a holding company for all of our subsidiaries and investments. In addition, we have $1,707 million of bank and other debt that is held above the operating subsidiary level. Our ability to meet the financial obligations of Liberty Media LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty Media LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty Media LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company or Liberty Media LLC.

        Disruptions in the worldwide credit and equity markets have increased the risk of default by the counterparties to our financial instruments. Disruptions in the credit and equity markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our financial instruments and cash investments, we are exposed to an increased risk that our counterparties may default on their obligations to us. At December 31, 2009, our total assets included derivatives with a fair value of $752 million. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our financial condition could be adversely affected.

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

  Factors Relating to the Interactive Group's Attributed Subsidiary QVC

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

        QVC depends on the cable and satellite distributors that carry its network, and no assurance can be given that QVC will be able to renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation agreements with many local and national cable and satellite providers, including Comcast, Time Warner, DIRECTV and DISH Network. Affiliation agreements expire from time to time and, in some cases, renewals are not agreed upon prior to the expiration of a given agreement while the television network continues to be carried by the relevant distributor without an effective agreement in place. Renewal and negotiation processes with distributors are typically lengthy, and QVC is currently seeking to negotiate a renewal with a large distributor regarding an agreement that expired in June 2009. QVC may be unable to obtain this renewal or renewals or new affiliation agreements with this or any other distributor to carry the QVC television network on acceptable terms, if at all.

        Consumer retail spending can decline significantly during periods of general economic uncertainty or during recessionary periods when disposable incomes decline. The substantial downturn in the U.S. and global economies in 2008 caused a severe fall-off in retail sales. Retailers such as QVC experienced not only reduced sales, but also an increase in returned merchandise, which materially adversely affected their earnings in 2008. Although QVC's sales began to improve in the third and fourth quarters of 2009, no assurance can be given as to whether such improvements are sustainable.

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

        Starz Entertainment owns its corporate headquarters in Englewood, Colorado. In addition, Starz Entertainment leases office space for its business affairs and sales staff at three locations around the United States.

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

Item 3.    Legal Proceedings.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the Company's special meeting of stockholders held on November 19, 2009, the following matters were voted on and approved by the stockholders of the Company:

		Votes for	Votes against	Abstentions
1.	Approval of the Redemption Proposal to allow Liberty Media to redeem a portion of the outstanding shares of Liberty Entertainment common stock for all of the outstanding shares of Liberty Entertainment, Inc. ("LEI").	609,992,711	10,163,831	464,076
2A.	Approval of the minority redemption proposal to approve (i) the Split-Off and (ii) the transactions contemplated thereby (including the transactions contemplated by a reorganization agreement to be entered into between Liberty Media and LEI).	385,335,890	10,216,976	466,343
2B.	Approval of the merger proposal to approve (i) the Agreement and Plan of Merger, dated as of May 3, 2009, and as amended on July 29, 2009 and October 2, 2009 (the Merger Agreement), by and among Liberty Media, LEI, DIRECTV and the other parties named therein and (ii) the transactions contemplated thereby (including the merger of a wholly owned subsidiary of Holdings with and into LEI).	385,322,375	10,242,659	454,175
2C.	Approval of the contribution proposal to approve (i) the Voting and Right of First Refusal Agreement, dated as of May 3, 2009, and as amended on July 29, 2009 and October 2, 2009 (the "Malone Agreement"), and (ii) the transactions contemplated thereby.	384,783,084	10,420,623	815,502
3.	Approval of the adjournment proposal to authorize the adjournment of the special meeting by Liberty Media to permit further solicitation of proxies, if necessary or appropriate, if sufficient votes are not represented at the special meeting to approve the transaction proposals in accordance with the Merger Agreement.	592,384,160	28,093,472	142,986

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Information

        We have three tracking stocks outstanding as of December 31, 2009. Our Series A and Series B Liberty Interactive tracking stock (LINTA and LINTB) have been outstanding since May 2006. Our Series A and Series B Liberty Capital tracking stock (LCAPA and LCAPB) and our Series A and Series B Liberty Starz tracking stock (formerly Liberty Entertainment tracking stock) (LSTZA and LSTZB, formerly LMDIA and LMDIB) have been outstanding since March 4, 2008 when each share of our previous Liberty Capital tracking stock was reclassified into one share of the same series of new Liberty Capital and four shares of the same series of Liberty Entertainment. On November 19, 2009, we completed the split off (the "Split-Off") of our subsidiary Liberty Entertainment, Inc. ("LEI"). The Split-Off was accomplished by a redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI. LEI had been attributed to the Entertainment Group. Subsequent to the Split-Off, the Entertainment Group was renamed the Starz Group. Each series of our common stock trades on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2009 and 2008.

	Liberty Capital
	Series A (LCAPA)		Series B (LCAPB)
	High	Low	High	Low
2008
First quarter (thru March 3)	$119.75	100.00	121.21	101.25
First quarter (beginning March 4)	$19.25	14.60	17.73	14.64
Second quarter	$16.99	14.03	18.00	14.07
Third quarter	$16.46	13.10	16.23	12.97
Fourth quarter	$13.74	2.33	13.75	2.61
2009
First quarter	$7.46	4.35	10.60	4.46
Second quarter	$15.42	6.61	15.98	6.30
Third quarter	$23.52	11.04	23.68	12.46
Fourth quarter	$25.05	20.35	25.01	20.46

	Liberty Interactive
	Series A (LINTA)		Series B (LINTB)
	High	Low	High	Low
2008
First quarter	$19.17	13.42	18.69	13.53
Second quarter	$17.58	14.55	17.44	14.73
Third quarter	$15.17	11.52	15.91	11.95
Fourth quarter	$13.10	1.97	12.79	2.10
2009
First quarter	$3.99	2.42	3.81	1.75
Second quarter	$7.34	2.83	7.27	2.89
Third quarter	$11.48	4.53	11.40	4.31
Fourth quarter	$12.81	9.82	12.79	10.23

	Liberty Starz
	Series A (LSTZA)		Series B (LSTZB)
	High	Low	High	Low
2008
First quarter (beginning March 4)	$27.07	19.65	26.51	20.46
Second quarter	$27.48	22.12	27.41	22.46
Third quarter	$28.64	22.33	28.95	22.48
Fourth quarter	$25.26	9.47	24.95	9.69
2009
First quarter	$20.94	16.03	20.10	15.25
Second quarter	$27.07	19.54	27.23	19.58
Third quarter	$31.38	24.68	31.11	24.43
Fourth quarter (thru November 19)	$36.26	29.86	36.10	30.01
Fourth quarter (beginning November 20)	$51.50	46.10	50.34	46.86

  Holders

        As of January 31, 2009, there were approximately 2,150 and 100 record holders of our Series A and Series B Liberty Capital common stock, respectively, approximately 2,900 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively, and approximately 1,800 and 100 record holders of our Series A and Series B Liberty Starz common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

  Dividends

        We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

  Securities Authorized for Issuance Under Equity Compensation Plans

        Information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of stockholders.

  Purchases of Equity Securities by the Issuer

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2009	—	N/A	—	$118.8 million
November 1-30, 2009	—	N/A	—	$118.8 million
December 1-31, 2009	82,233	$22.94	82,233	$116.9 million

Total	82,233		82,233

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

	Series A Liberty Starz Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2009	—	N/A	—	$500.0 million
November 1-30, 2009	—	N/A	—	$500.0 million
December 1-31, 2009	272,420	$48.61	272,420	$486.7 million

Total	272,420		272,420

        In connection with the Split-Off and the re-naming of the Starz Group, our board of directors approved a program to repurchase up to $500 million of Liberty Starz common stock. We may alter or terminate the program at any time.

        In addition to the shares listed in the table above, 7,036 shares of Series A Liberty Capital common stock, 17,085 shares of Series A Liberty Interactive common stock and 3,072 shares of Series A Liberty Starz common stock were surrendered in the fourth quarter of 2009 by certain of our officers to pay withholding taxes in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.

        The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2009	2008	2007	2006	2005
	amounts in millions
Summary Balance Sheet Data:
Cash	$4,835	3,060	3,128	3,098	1,896
Investments in available-for-sale securities and other cost investments	$4,120	2,857	6,920	10,462	10,318
Investment in affiliates	$1,030	1,136	1,568	1,589	1,653
Assets of discontinued operations	$—	14,211	11,050	12,012	8,961
Total assets	$28,631	41,903	45,649	47,638	41,965
Long-term debt(1)	$7,842	9,630	11,524	8,909	6,370
Deferred income tax liabilities, noncurrent	$2,675	3,143	5,033	6,071	6,252
Equity	$10,238	19,757	20,452	21,923	19,410

	Years ended December 31,
	2009	2008	2007	2006	2005
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue	$10,158	9,817	9,378	8,592	7,646
Operating income (loss)(2)	$1,050	(758)	758	1,158	945
Realized and unrealized gains (losses) on financial instruments, net	$(155)	(260)	1,269	(279)	257
Gains (losses) on dispositions, net	$284	15	646	607	(361)
Other than temporary declines in fair value of investments	$(9)	(441)	(33)	(4)	(97)
Earnings (loss) from continuing operations(2)(3):
Liberty Capital common stock	$127	(526)	—	—	—
Liberty Starz common stock	213	(967)	—	—	—
Liberty Interactive common stock	297	(737)	470	521	—
Old Liberty Capital common stock	—	(59)	1,489	125	—
Liberty common stock	—	—	—	178	126

	$637	(2,289)	1,959	824	126

Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share(4):
Series A and Series B Liberty Capital common stock	$1.32	(4.65)	—	—	—
Series A and Series B Liberty Starz common stock	$.46	(1.87)	—	—	—
Series A and Series B Liberty Interactive common stock	$.43	(1.31)	.70	.73	—
Old Series A and Series B Liberty Capital common stock	$—	(.46)	11.19	.91	—
Liberty common stock	$—	—	—	.06	.03
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share(4):
Series A and Series B Liberty Capital common stock	$1.31	(4.65)	—	—	—
Series A and Series B Liberty Starz common stock	$.46	(1.87)	—	—	—
Series A and Series B Liberty Interactive common stock	$.43	(1.31)	.69	.73	—
Old Series A and Series B Liberty Capital common stock	$—	(.46)	11.11	.91	—
Liberty common stock	$—	—	—	.06	.03

(1)
Excludes the call option portion of our exchangeable debentures for periods prior to January 1, 2007.

(2)
Includes $1,569 million of long-lived asset impairment charges in 2008.

(3)
Includes earnings from continuing operations attributable to the noncontrolling interests of $39 million, $44 million, $41 million, $33 million and $51 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(4)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock for the period subsequent to March 3, 2008. Basic and diluted EPS have been calculated for Liberty Interactive common stock for the periods subsequent to May 9, 2006. Basic and diluted EPS have been calculated for old Liberty Capital for the period from May 9, 2006 to March 3, 2008. EPS has been calculated for Liberty common stock for all periods prior to May 10, 2006.

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Starz Media, LLC, Atlanta National League Baseball Club, Inc. ("ANLBC"), TruePosition, Inc. and BuySeasons, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. Starz Media develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates websites that offer costumes, accessories, décor and party supplies.

        In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio Inc. ("SIRIUS XM") and Expedia, Inc., which we account for as equity method investments, and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, IAC/InterActiveCorp ("IAC") and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Prior to March 3, 2008, we had two tracking stocks outstanding, Liberty Interactive common stock and Liberty Capital common stock. On March 3, 2008, we completed a reclassification (the "Reclassification") pursuant to which our Liberty Capital common stock was reclassified into two new tracking stocks, one retaining the designation Liberty Capital common stock and the other designated Liberty Entertainment common stock. The Liberty Entertainment common stock was intended to track and reflect the separate economic performance of a newly designated Entertainment Group, which had attributed to it a portion of the businesses, assets and liabilities that were previously attributed to the Capital Group.

        On November 19, 2009, we completed our previously announced split-off (the "Split-Off") of our wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among our company, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The Split-Off was accomplished by a partial redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. LEI held our 57% interest in DIRECTV, 100%

interest in Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with our company and continue to be attributed to the Entertainment Group, which we have redesignated as the Starz Group.

        Immediately following the Split-Off, we, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company named DIRECTV ("Holdings"). Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Media, LEI and DIRECTV, and certain related persons (collectively, the Malones) contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

        Because the Split-Off was conditioned on, among other matters, satisfaction and waiver of all conditions to the DTV Business Combination, the Split-Off and the DTV Business Combination have been recorded at fair value, and we recognized an approximate $5.9 billion gain on the transaction. Such gain is included in earnings from discontinued operations in our accompanying consolidated statement of operations.

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group, the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. As of December 31, 2009, the assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons and our interests in Expedia, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., Tree.com, Inc. and IAC. In addition, we have attributed $2,135 million principal amount (as of December 31, 2009) of our public debt to the Interactive Group. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The Starz Group is comprised primarily of our subsidiary Starz Entertainment and approximately $542 million of corporate cash (as of December 31, 2009).

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities which we have attributed to it. The Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media, ANLBC and TruePosition, and our investments in SIRIUS XM, Time Warner Inc., Time Warner Cable and Sprint Nextel Corporation. In addition, we have attributed $3,157 million of cash, including subsidiary cash and $4,149 million principal amount (as of December 31, 2009) of our exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group.

        On February 25, 2010, we announced that our board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective immediately (the "Reattribution"):

  •
  the change in attribution from the Interactive Group to the Capital Group of our 14.6% ownership interest in Live Nation Entertainment, Inc.;

  •
  the change in attribution from the Capital Group to the Interactive Group of the following debt securities:

  •
  $469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

  •
  $460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

  •
  $492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables", and together with the 2029 Exchangeables and the 2030 Exchangeables, the "Exchangeable Notes");

  •
  the change in attribution from the Capital Group to the Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in face amount of 2029 Exchangeables and $350 million in face amount of 2030 Exchangeables; and

  •
  the change in attribution from the Capital Group to the Interactive Group of $807 million in cash.

        We will account for the Reattribution prospectively. This change in attribution, which is intended to be value neutral, has no effect on the assets and liabilities attributed to the Starz Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

2007 Transactions

        In addition to the sales of OPTV and AEG discussed under "Discontinued Operations" below, we completed several other transactions in 2007. Among these are:

        On April 16, 2007, we completed an exchange transaction (the "CBS Exchange") with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that held a television station in Wisconsin and approximately $170 million in cash.

        On May 17, 2007, we completed an exchange transaction (the "Time Warner Exchange") with Time Warner Inc. in which we exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which held ANLBC, a craft business and $984 million in cash.

        On June 22, 2007, we acquired 81.3% of the outstanding capital stock of Backcountry.com, Inc. for cash consideration of $120 million.

        On December 31, 2007, we acquired 82.9% of the outstanding equity of Bodybuilding.com, LLC for cash consideration of $116 million.

Discontinued Operations

        In the first and second quarters of 2007, we completed two separate transactions pursuant to which we sold our interests in OpenTV Corp and Ascent Entertainment Group ("AEG") to unrelated third parties.

        Our consolidated financial statements and accompanying notes have been prepared to reflect LEI, OpenTV and AEG as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

Strategies and Challenges of Business Units

        QVC.    QVC continued to face challenging economic conditions in the first half of 2009 that adversely impacted its revenue and Adjusted OIBDA. In the second half of 2009, QVC saw improved economic conditions and operating results. Domestically, in 2009 QVC also realized improved efficiencies and positive results of restructuring and cost cutting measures that were implemented in the fall of 2008. In addition, QVC continued to adjust its product mix, improve its programming, enhance and optimize its website and invest in multi-media opportunities.

        In 2009, each of QVC's international businesses showed improved operating results in local currency, but QVC-UK and QVC-Germany were hurt by a stronger U.S. dollar, while QVC-Japan was helped by a stronger Japanese yen. Efforts by QVC-Germany to diversify its programming and product mix and increase its focus on underperforming product categories by reducing airtime allocations for apparel and jewelry and increasing the mix of beauty and accessories helped to increase revenue and margins. In 2009, QVC-UK increased the sales mix, selling times and frequency of the more successful product lines and implemented various cost saving initiatives. QVC-Japan successfully promoted and grew its product categories other than health and beauty in response to the Japanese government's heightened regulatory focus on health and beauty products and continues to adjust to its product lines, value perception and category mix to improve its performance.

        QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the Internet and mobile Internet. In 2010, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (1) extend the breadth, relevance and exposure of the QVC brand, (2) source products that represent unique quality and value, (3) create engaging presentation content both in televised programming and online, (4) leverage customer loyalty and continue multi-platform expansion and (5) create a compelling and differentiated customer experience. In addition, QVC expects to leverage its existing systems, infrastructure and skills and begin operations in Italy in October 2010.

        QVC-US has identified certain product growth opportunities and will continue to pursue compelling brands, unique items and dynamic and relevant personalities to fuel a constant flow of fresh concepts and large scale programming events. The QVC-US store front, or sets, have been updated to provide a fresh, inviting look and feel to create customer interest as well as improved product demonstration capability. The enhanced website will provide improved product search and guided navigation, a second live counter programming show stream and the ability to create micro-sites.

        The key challenges facing both the U.S. and international markets are (1) general economic conditions, (2) maintaining favorable channel positioning as digital TV penetration increases, (3) increased competition from other home shopping and Internet retailers, (4) changes in television viewing habits because of advancements in technology, such as video on demand and personal video recorders and (5) successful management transition.

        Starz Entertainment.    Starz Entertainment's focus in 2010 will be directed to several initiatives. First, Starz Entertainment will continue to differentiate itself from other pay television programmers by investing in, producing and airing original programming on its Starz Channel. Secondly, Starz Entertainment will work with its affiliates to package its channels in lower tier product offerings to gain wider distribution. Thirdly, Starz Entertainment will continue to explore and invest in additional distribution channels and products, including on demand, high definition, Internet and mobile Internet products. Finally, Starz Entertainment will seek to finalize new long-term affiliation agreements with those affiliates whose agreements are expiring.

        Starz Entertainment faces certain challenges in its attempt to meet these goals, including: (1) cable operators' promotion of bundled service offerings rather than premium video services; (2) the impact on viewer habits of new technologies such as Internet capable televisions and blu-ray players; (3) potential consolidation in the broadband and satellite distribution industries; (4) an increasing number of alternative movie and programming sources; (5) loss of subscribers due to economic conditions and (6) the launch of Epix, a new pay television service owned by three Hollywood movie studios.

Results of Operations

        General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Interactive Group", "Starz Group" and "Capital Group" below.

Consolidated Operating Results

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue
Interactive Group
QVC	$7,374	7,303	7,397
Corporate and other	931	776	405

	8,305	8,079	7,802

Starz Group
Starz Entertainment	1,193	1,111	1,066
Corporate and other	11	13	25

	1,204	1,124	1,091

Capital Group
Starz Media	364	321	254
Corporate and other	285	293	231

	649	614	485

Consolidated Liberty	$10,158	9,817	9,378

Adjusted OIBDA
Interactive Group
QVC	$1,565	1,502	1,652
Corporate and other	89	53	32

	1,654	1,555	1,684

Starz Group
Starz Entertainment	384	301	264
Corporate and other	(10)	(11)	(5)

	374	290	259

Capital Group
Starz Media	(93)	(189)	(143)
Corporate and other	(82)	(108)	(67)

	(175)	(297)	(210)

Consolidated Liberty	$1,853	1,548	1,733

Operating Income (Loss)
Interactive Group
QVC	$1,019	956	1,114
Corporate and other	22	(50)	(1)

	1,041	906	1,113

Starz Group
Starz Entertainment	330	(975)	210
Corporate and other	(58)	(38)	(59)

	272	(1,013)	151

Capital Group
Starz Media	(100)	(395)	(342)
Corporate and other	(163)	(256)	(164)

	(263)	(651)	(506)

Consolidated Liberty	$1,050	(758)	758

        Revenue.    Our consolidated revenue increased 3.5% in 2009 and 4.7% in 2008, as compared to the corresponding prior year. The increase in 2009 is due to increases for most of our subsidiaries including our e-commerce businesses ($155 million), Starz Entertainment ($82 million) and QVC ($71 million). The 2008 revenue increase is due to a full year of operations for subsidiaries acquired in 2007 ($291 million increase) and 2008 acquisitions ($59 million), as well as increases for Starz Media and Starz Entertainment, partially offset by a decrease for QVC. See Management's Discussion and Analysis for the Interactive Group and the Starz Group below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

        In November 2006, TruePosition signed an amendment to its existing services contract with AT&T Corp. that requires TruePosition to develop and deliver additional software features. Because TruePosition did not meet generally accepted accounting principles requirements for revenue recognition, TruePosition was required to defer revenue recognition until all contracted items had been delivered. TruePosition is currently evaluating recently issued accounting standards and believes that based on these new rules it may be able to recognize revenue from this contract in 2010. It is expected that accounting for TruePosition's services contract with its other major customer, T-Mobile, Inc., will be similar. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, separately disclosed litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles ("GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 20 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (Loss) From Continuing Operations Before Income Taxes.

        Consolidated Adjusted OIBDA increased $305 million or 19.7% and decreased $185 million or 10.7% in 2009 and 2008, respectively, as compared to the corresponding prior year. The 2009 increase is due primarily to improvements for Starz Media, Starz Entertainment, QVC and our e-commerce companies. The decrease in 2008 is due primarily to QVC, as increases and decreases for our other subsidiaries largely offset each other. Starz Media's Adjusted OIBDA loss decreased in 2009 and increased in 2008 primarily due to the timing of revenue and expenses associated with films released by Overture Films and Starz Animation in 2009 and 2008. Partially offsetting the increased losses in 2008 was a $53 million decrease in capitalized production cost write-offs. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video and pay-per-view and premium television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

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

        We recorded $128 million, $49 million and $89 million of stock compensation expense for the years ended December 31, 2009, 2008, and 2007, respectively. The fluctuations in stock compensation expense in 2009 and 2008 relate to our SARs and Starz Entertainment's PSAR plans and are due to changes in our stock prices and the value of Starz Entertainment and to the vesting of Starz Entertainment PSARs. As of December 31, 2009, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $143 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.6 years.

        Included in earnings from discontinued operations for the year ended December 31, 2009 is $55 million of stock-based compensation related to stock options and restricted stock, the vesting of which was accelerated in connection with the closing of the DTV Business Combination.

        Impairment of long-lived assets.    No significant impairments were required in 2009.

        In December 2008, we performed our annual evaluation of the recoverability of our goodwill and other indefinite lived intangible assets. We compared the estimated fair value of each reporting unit to its carrying value, including goodwill (the "Step 1 Test"). In our Step 1 Test, we estimated the fair value of each of our reporting units using a combination of discounted cash flows and market-based valuation methodologies. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples and the amount and timing of expected future cash flows. The cash flows employed in our valuation analysis were based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose estimated fair value exceeded the carrying value, no further testwork was required and no impairment was recorded. For those reporting units whose carrying value exceeded the fair value, a second test was required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill was recorded as an impairment charge. In connection with our analysis, we recorded the following impairment charges (amounts in millions):

Starz Entertainment	$1,239
Starz Media	192
Other	138

$1,569

        We believe that the foregoing impairment charges, which also include $29 million of impairments of intangible assets other than goodwill, were due in large part to the 2008 economic crisis and the downward impact it had on perceptions of future growth prospects and valuation multiples for our reporting units.

        While Starz Entertainment had increasing revenue and Adjusted OIBDA in recent years, it failed the Step 1 Test due to the aforementioned lower future growth expectations and the compression of market multiples. In performing the Step 2 Test, Starz Entertainment allocated a significant portion of its estimated fair value to amortizable intangibles such as affiliation agreements and trade names which have little or no carrying value. The resulting residual goodwill was significantly less than its carrying value. Accordingly, Starz Entertainment recorded an impairment charge. The impairment loss for Starz

Media is due primarily to a lowered long-term forecast for its home video distribution reporting unit resulting from the current economic conditions.

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

        Operating income.    We generated consolidated operating income of $1,050 million and $758 million in 2009 and 2007, respectively, and a consolidated operating loss of $758 million in 2008. The operating loss in 2008 is largely due to the $1,569 million of impairment charges discussed above.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below: The attribution of these items to our tracking stock groups assumes the Reclassification had occurred as of January 1, 2007.

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Interest expense
Interactive Group	$(496)	(473)	(465)
Starz Group	(2)	(22)	(25)
Capital Group	(130)	(172)	(151)

Consolidated Liberty	$(628)	(667)	(641)

Dividend and interest income
Interactive Group	$8	22	44
Starz Group	2	16	3
Capital Group	115	136	217

Consolidated Liberty	$125	174	264

Share of earnings (losses) of affiliates
Interactive Group	$(14)	(1,192)	77
Starz Group	(10)	(7)	—
Capital Group	(34)	(64)	(68)

Consolidated Liberty	$(58)	(1,263)	9

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(121)	(240)	(6)
Starz Group	8	272	14
Capital Group	(42)	(292)	1,261

Consolidated Liberty	$(155)	(260)	1,269

Gains (losses) on dispositions, net
Interactive Group	$42	2	12
Starz Group	27	(3)	(1)
Capital Group	215	16	635

Consolidated Liberty	$284	15	646

Other than temporary declines in fair value of investments
Interactive Group	$—	(440)	—
Starz Group	—	—	—
Capital Group	(9)	(1)	(33)

Consolidated Liberty	$(9)	(441)	(33)

Other, net
Interactive Group	$7	177	1
Starz Group	(6)	(12)	1
Capital Group	11	4	(2)

Consolidated Liberty	$12	169	—

        Interest expense.    Consolidated interest expense decreased 5.8% and increased 4.1% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. The decrease in 2009 is due to retirements of Liberty public debt, partially offset by higher interest rates on the QVC debt. Interest expense increased in 2008 primarily due to an increase in borrowings (i) under the QVC credit facilities (Interactive Group) and (ii) against certain derivative positions (Capital Group).

        Dividend and interest income.    Interest income decreased in 2009 and 2008 primarily due to lower invested cash balances and lower interest rates.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Interactive Group
Expedia	$72	(726)	68
Other	(86)	(466)	9
Starz Group
Other	(10)	(7)	—
Capital Group
SIRIUS XM	(28)	—	—
Other	(6)	(64)	(68)

	$(58)	(1,263)	9

        Our share of earnings of Expedia increased in 2009 due to impairment charges recorded by Expedia in the fourth quarter of 2008. In response to the impairment charges taken by Expedia, we wrote off our excess basis in Expedia in the amount of $119 million. Such charge is included in our 2008 share of losses of Expedia. Our 2008 share of losses for the Interactive Group also includes other than temporary impairment charges of $136 million related to Interval, $242 million related to Ticketmaster and $85 million related to HSN. Subsequent to December 31, 2009, Ticketmaster completed a merger with a subsidiary of Live Nation, Inc., and Live Nation, Inc. was renamed Live Nation Entertainment, Inc. ("Live Nation"). Upon completion of the merger, we held an approximate 14.6% ownership interest in Live Nation. Subsequent to the merger we launched a tender offer for up to 34,200,000 or approximately 20.3% of the outstanding common shares of Live Nation for $12.00 per share. Such tender offer is scheduled to expire on March 2, 2010.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Non-strategic Securities(1)(4)	$1,074	(2,882)	—
Exchangeable senior debentures(2)(4)	(856)	1,509	541
Equity collars(4)	(132)	870	527
Borrowed shares(4)	(301)	791	298
Other derivatives(3)	60	(548)	(97)

	$(155)	(260)	1,269

(1)
See note 3 to the accompanying consolidated financial statements for a discussion of our accounting for Non-strategic Securities.

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

(4)
Changes in fair value are due to improvements in the equity and debt markets in 2009 and declines in such markets in 2008 and 2007.

        Gains (losses) on dispositions.    The Capital Group's 2009 gains from dispositions are due primarily to (i) the sale of our interest in WildBlue Communications Corp. to ViaSat, Inc. ($128 million) and our transactions with SIRIUS XM ($85 million). The 2007 gains from dispositions are due primarily to the Time Warner Exchange ($582 million) and the CBS Exchange ($31 million).

        See notes 7 and 8 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

        Other than temporary declines in fair value of investments.    During 2009, 2008 and 2007, we determined that certain of our cost investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as other than temporary declines in fair value of investments in our consolidated statements of operations. Our 2008 other than temporary declines for the Interactive Group relate to our investment in IAC.

        Income taxes.    In 2009 we had pre-tax income of $621 million and a tax benefit of $16 million. Our effective tax rate was 24.5% in 2008 and 13.8% in 2007. In 2009, due to the completion of audits with taxing authorities, we recognized previously unrecognized tax benefits of $201 million. Our 2008 effective tax rate was lower than the U.S. federal income tax rate of 35% due primarily to the impairment of goodwill which is not deductible for income tax purposes. The Time Warner Exchange and the CBS Exchange, which were completed in 2007, qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of those exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit.

        Net earnings.    Our net earnings were $6,501 million, $3,523 million and $2,149 million for the years ended December 31, 2009, 2008 and 2007, respectively, and were the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings from discontinued operations of $5,864 million, $5,812 million and $190 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our 2009 earnings from discontinued operations include a $5,927 million gain that we recognized in connection with the Split-Off and DTV Business Combination. Earnings from discontinued operations in 2008 includes a $3,665 million gain and a $1,791 million tax benefit related to our exchange of our News Corporation investment for certain assets and businesses of News Corporation.

Liquidity and Capital Resources

        While the Interactive Group, the Starz Group and the Capital Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of one of the other groups, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

        As of December 31, 2009, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and A1/P1 rated commercial paper.

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

        Upon completion of our Split-Off of LEI, Standard & Poor's Ratings Services and Moody's Investors Services each lowered their rating on our corporate credit. In the event we need to obtain external debt financing, such downgrades could hurt our ability to obtain financing and could increase the cost of any financing we are able to obtain.

        Interactive Group.    During the year ended December 31, 2009, the Interactive Group's primary uses of cash were $2,732 million of debt and intergroup loan repayments and $208 million of capital expenditures. These uses of cash were funded primarily with $983 million from the issuance of QVC bonds, $500 million of intergroup borrowings, $1,087 million of cash provided by operating activities, which is net of $168 million of intercompany tax payments to the Capital Group, and $305 million of cash proceeds from the sale of shares of IAC. As of December 31, 2009, the Interactive Group had a cash balance of $884 million.

        Effective June 16, 2009, QVC amended each of its bank credit agreements. Concurrent with the execution of the amended credit agreements, QVC retired $750 million of loans at par and cancelled another $19 million of unfunded commitments at no cost.

        Cash used to retire the $750 million of loans came from a combination of $250 million in cash from QVC and $250 million in the form of an intergroup loan from each of the Starz Group and the Capital Group to the Interactive Group. Such intergroup loans (i) are secured by various public stocks attributed to the Interactive Group, (ii) accrue interest quarterly at the rate of LIBOR plus 500 basis points and (iii) are due June 16, 2010. During 2009, the Interactive Group repaid $97 million of the intergroup loans to each of the Starz Group and the Capital Group.

        In connection with the amendment of QVC's bank credit agreements, those lenders consenting to the amendments, which held loans in the aggregate principal amount of approximately $4.23 billion, received certain modified loan terms, including (i) adjusted interest rate margins of 350 to 550 basis points depending on the tranche maturity, (ii) reductions in QVC's maximum leverage ratio, (iii) additional restrictions on creating additional indebtedness and (iv) mandatory prepayment in the event of certain asset sales by QVC. Loans held by the non-consenting lenders, in the aggregate principal amount of approximately $252 million, will continue to receive an interest rate margin of up to 100 basis points with their loans maturing in 2011. All other terms of the amended credit agreements will apply to these loans.

        During the third quarter of 2009, QVC issued $1.0 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. QVC used the net proceeds from such offering to fund the purchase and cancellation of outstanding term loans under its amended credit agreements that mature in 2014.

        QVC was in compliance with its debt covenants as of December 31, 2009.

        Including the impacts of the Reattribution, the projected uses of Interactive Group cash for 2010 include $438 million for QVC scheduled debt repayments, approximately $450 million for interest payments on QVC debt and parent debt attributed to the Interactive Group, $316 million to repay the remaining intergroup notes, $275 million for capital expenditures, $119 million for the repayment of parent derivative debt attributed to the Interactive Group, tax payments to the Capital Group and payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

        We expect that the Interactive Group will fund its 2010 cash needs with cash on hand, cash provided by operating activities, cash reattributed from the Capital Group pursuant to the Reattribution and proceeds from the sale of available-for-sale securities. In addition, at December 31, 2009, unused capacity under QVC's bank credit agreements aggregated $427 million.

        Starz Group.    As of December 31, 2009, the Starz Group had a cash balance of $794 million. During the second quarter of 2009, the Starz Group used cash on hand to make a $250 million intergroup loan to the Interactive Group. In connection with the Split-Off, the Starz Group contributed $120 million of cash to LEI and received $226 million from DIRECTV for the repayment of loans previously made to LEI.

        The projected uses of Starz Group cash in 2010 include tax payments to the Capital Group, cash payments to settle PSARs held by the founder of Starz Entertainment and repurchases of Liberty Starz common stock. In addition, we may make additional investments in existing or new businesses and attribute such investments to the Starz Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2010.

        Our board of directors has authorized a share repurchase program pursuant to which we can repurchase up to $500 million of Liberty Starz common stock in the open market or in privately negotiated transactions, subject to market conditions. As of December 31, 2009, we had repurchased $13 million of Liberty Starz common stock pursuant to this plan. We may alter or terminate the stock repurchase program at any time.

        Capital Group.    During the second quarter of 2009, we used cash for the voluntary early retirement of $750 million face amount of our Exchangeable Senior Debentures attributable to Liberty Capital. We paid $187.5 million (of which $37.5 million was existing cash collateral) to retire $400 million face amount of our 4% Exchangeable Senior Debentures due 2029 and $350 million face amount of our 3 3/4% Exchangeable Senior Debentures due 2030. We also terminated swap arrangements that reference the 4% and 3 3/4% Exchangeable Senior Debentures with no additional payment. The total cash used to retire the $750 million face amount of Exchangeable Senior Debentures and swaps referencing these Exchangeable Senior Debentures was $503 million, of which $315 million was paid to settle swap arrangements that were settled in November 2008. We also purchased and retired $126 million principal amount of our 3.125% Exchangeable Senior Debentures for aggregate cash payments of $106 million. Other uses of cash by the Capital Group were $186 million net cash to purchase debt and equity instruments of SIRIUS XM (as more fully described in note 8 to the accompanying condensed consolidated financial statements) and the $250 million intergroup loan to the Interactive Group.

        In addition, we had net borrowings during 2009 of $213 million against certain of our derivative positions attributed to the Capital Group, bringing our total borrowings against such derivatives to $838 million as of December 31, 2009. We expect that as these derivatives terminate in 2010, the proceeds due to us upon termination will be substantially offset by our borrowings.

        In April 2007, we borrowed $750 million of bank financing with an interest rate of LIBOR plus an applicable margin. We are investing such proceeds in a portfolio of selected debt instruments of companies in the telecommunications, media and technology sectors that we believe have favorable risk/return profiles. Due to the investment restrictions contained in the agreements related to these borrowings, the remaining cash balance of $465 million as of December 31, 2009 is included in other assets in our consolidated balance sheet.

        Including the impacts of the Reattribution, the projected uses of Capital Group cash for 2010 include $807 million to be reattributed to the Interactive Group, $838 million to repay our derivative loans, approximately $50 million for interest payments and up to $410 million to purchase additional shares of Live Nation if our tender offer is fully subscribed. We may also (i) make additional investments in existing or new businesses and attribute such investments to the Capital Group and (ii) make additional repurchases of Liberty Capital common stock pursuant to our stock repurchase program. In addition, we expect to generate taxable income and make related federal tax payments.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At December 31, 2009, the Capital Group's sources of liquidity include $3,157 million in cash and $2,558 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

  Starz Group

        The following contingencies and obligations have been attributed to the Starz Group:

        Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz Entertainment at December 31, 2009 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2009 is payable as follows: $62 million in 2010 and $7 million in 2011.

        Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2009. In addition, Starz Entertainment has agreed to pay Sony Pictures Entertainment ("Sony") (i) a total of $190 million in four equal annual installments beginning in 2011 for a contract extension through 2013, and (ii) total of $120 million in three equal annual installments beginning in 2015 for a new output agreement. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $449 million in 2010; $125 million in 2011; $94 million in 2012; $84 million in 2013; $67 million in 2014 and $145 million thereafter.

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

        Liberty guarantees Starz Entertainment's film licensing obligations under certain of its studio output agreements. At December 31, 2009, Liberty's guarantees for studio output obligations for films released by such date aggregated $656 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of ours, we have not recorded a separate indirect liability for our guarantees of these obligations.

  Capital Group

        The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2009 aggregated $199 million, which is payable as follows: $80 million in 2010, $67 million in 2011, $50 million in 2012 and $2 million in 2013. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

  Capital Group, Starz Group and Interactive Group

        In connection with agreements for the sale of assets by our company, we may retain liabilities that relate to events occurring prior to the sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification obligations may extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

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

        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below. This table has been prepared as of December 31, 2009, and does not reflect any impacts of the Reattribution.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	amounts in millions
Attributed Starz Group contractual obligations
Long-term debt(1)	$48	4	8	9	27
Interest payments(2)	18	3	5	5	5
Programming Fees(3)	1,033	511	226	151	145
Operating lease obligations	9	1	2	2	4
Purchase orders and other obligations	8	8	—	—	—

Total Starz Group	1,116	527	241	167	181

Attributed Capital Group contractual obligations
Long-term debt(1)	4,280	971	759	9	2,541
Interest payments(2)	1,577	100	185	178	1,114
Long-term financial instruments	2	—	2	—	—
Operating lease obligations	87	13	24	21	29
Purchase orders and other obligations	247	128	117	2	—

Total Capital Group	6,193	1,212	1,087	210	3,684

Attributed Interactive Group contractual obligations
Long-term debt(1)	6,319	561	1,127	2,279	2,352
Interest payments(2)	3,073	400	633	430	1,610
Long-term financial instruments	130	—	130	—	—
Operating lease obligations	132	32	45	26	29
Purchase orders and other obligations	1,065	1,037	28	—	—

Total Interactive Group	10,719	2,030	1,963	2,735	3,991

Consolidated contractual obligations
Long-term debt(1)	10,647	1,536	1,894	2,297	4,920
Interest payments(2)	4,668	503	823	613	2,729
Programming Fees(3)	1,033	511	226	151	145
Long-term financial instruments	132	—	132	—	—
Operating lease obligations	228	46	71	49	62
Purchase orders and other obligations	1,320	1,173	145	2	—

Total consolidated	$18,028	3,769	3,291	3,112	7,856

(1)
Amounts are stated at the face amount at maturity of our debt insturments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Also includes capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2009, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2009 rates and (iii) assume that our existing debt is repaid at maturity.

(3)
Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.

Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

        We are currently assessing the impact that these changes will have on our consolidated financial statements and we are unable to quantify such impact or determine the timing and method of our adoption. As of December 31, 2009, our subsidiary, TruePosition, Inc., had deferred revenue and deferred costs of $1,037 million and $434 million, respectively, which we believe will be impacted by the adoption of the new revenue recognition rules. We believe that application of these amendments will result in the revenue and related cost of sales being recognized at the time of sale for the hardware and software portions of bundled arrangements delivered by TruePosition rather than being deferred as is currently the case.

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

  Fair Value Measurements

        Financial Instruments.    We record a number of assets and liabilities in our consolidated balance sheet at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value our AFS securities. As of December 31, 2009, the carrying value of our AFS securities was $4,090 million.

        Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use the Black-Scholes Model to value many of our financial instruments. The inputs we use for the Black-Scholes Model include market prices of equity securities, volatilities for equity securities, dividend rates and risk free discount rates. We also consider our credit risk and counterparty credit risk in estimating the fair value of our financial instruments. While these inputs are observable, they are not all quoted market prices, so the fair values of our financial instruments fall in Level 2. As of December 31, 2009, the carrying value of our financial instrument assets and liabilities was $752 million and $1,134 million, respectively. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities also fall in Level 2. As of December 31, 2009, the principal amount and carrying value of our exchangeable debentures were $3,102 million and $2,254 million, respectively.

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

        As of December 31, 2009, the intangible assets not subject to amortization for each of our significant reporting units was as follows:

	Goodwill	Trademarks	Other	Total
	amounts in millions
QVC	$5,395	2,428	—	7,823
Starz Entertainment	132	—	—	132
Other	698	80	153	931

Consolidated	$6,225	2,508	153	8,886

        We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31. With respect to QVC, we performed the Step 1 Test using a discounted cash flow analysis prepared as of December 31, 2009. The cash flow projections (the "2009 Cash Flow Projections") used in our analysis were prepared by QVC management and represent management's estimate of the future cash flows to be generated by QVC's operations during 2010 through 2014 (Years 1-5). For the 5 years ended December 31, 2009, QVC's revenue grew at a compound annual growth rate of approximately 5.3%, including growth of 1.0% in 2009 and a decrease of 1.3% in 2008. Similarly, QVC's Adjusted OIBDA grew at a compound annual growth rate of approximately 5.1% for the 5 years ended December 31, 2009, including decreases of .2% in 2007 and

9.1% in 2008. Given the improving trends in the economy during 2009, as well as QVC's intention to expand its international operations into new markets, the 2009 Cash Flow Projections include growth rates which are higher than QVC's recent historical growth rates and higher than the growth rates used in the 2008 cash flow projections. The growth rates used in the 2009 Cash Flow Projections are considered by management to be appropriate and reflect the current state of the domestic and world wide economies. The 2009 Cash Flow Projections include many assumptions, including the timing of an economic recovery and the impact of any such recovery on QVC's operations. In this regard, the 2009 Cash Flow Projections are based on the economy continuing to stabilize in 2010 and return to historical levels in the years beyond 2010.

        The projected cash flows for QVC's domestic business were discounted using a discount rate of 13.3%. Such rate was derived using a weighted average cost of capital approach and compares to a 12.8% rate that was used in 2008. Such increase in rate reflects a higher risk-free rate and long-horizon expected equity risk premium and factors in the impacts of the recent recession and volatility of business risks. The discount rates for QVC's international businesses were adjusted to reflect the appropriate risk of operating in international regions and were each slightly higher than the discount rates used in 2008 due to the aforementioned factors. Terminal growth rates after Year 5 consider the above noted factors for the initial five years forecasted cash flows and forecasted CPI increases.

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

        The foregoing impairment test requires a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Therefore, any value ultimately derived from QVC may differ from our estimate of fair value. Further if the retail environment continues to experience recessionary pressures for an extended period of time, our cash flow projections will need to be revised downward and we could have impairment charges in the future. In this regard, we estimate that if we were to use a compound annual growth rate for QVC's revenue that is approximately 30% lower than the rate currently used in the 2009 Cash Flow Projections and that QVC achieved the margins assumed in the 2009 Cash Flow Projections, we would fail the Step 1 Test and would be required to perform the Step 2 Test to measure any impairment of QVC's goodwill.

        Carrying Value of Investments.    We periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our cost investments are recognized on a separate line in our consolidated statement of operations, and other than temporary declines in fair value of our equity method investments are included in share of losses of affiliates in our consolidated statement of operations.

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

        Retail Related Adjustments and Allowances.    QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2009, 2008 and 2007, sales returns represented 18.7%, 19.8% and 18.7% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2009, QVC's inventory is $879 million, which is net of the obsolescence adjustment of $113 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations. At December 31, 2009, QVC's trade accounts receivable are $1,236 million, net of the allowance for doubtful accounts of $80 million. Each of these adjustments requires management judgment and may not reflect actual results.

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

Interactive Group

        At December 31, 2009, the Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons, our interests in IAC/InterActiveCorp, Expedia, HSN, Interval, Ticketmaster, Tree.com and GSI Commerce, Inc. and $2,135 million principal amount (as of December 31, 2009) of our publicly-traded debt.

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

Results of Operations

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue
QVC	$7,374	7,303	7,397
E-commerce businesses	931	776	405
Corporate and other	—	—	—

	$8,305	8,079	7,802

Adjusted OIBDA
QVC	$1,565	1,502	1,652
E-commerce businesses	103	71	40
Corporate and other	(14)	(18)	(8)

	$1,654	1,555	1,684

Operating Income (Loss)
QVC	$1,019	956	1,114
E-commerce businesses	49	(29)	16
Corporate and other	(27)	(21)	(17)

	$1,041	906	1,113

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is aired through its nationally televised shopping network 24 hours a day ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day. Additionally, QVC expects to launch its programming in Italy in the fourth quarter of 2010.

        QVC's operating results are as follows:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Net revenue	$7,374	7,303	7,397
Cost of sales	(4,755)	(4,719)	(4,682)

Gross profit	2,619	2,584	2,715
Operating expenses	(684)	(703)	(690)
SG&A expenses (excluding stock-based compensation)	(370)	(379)	(373)

Adjusted OIBDA	1,565	1,502	1,652
Stock-based compensation	(18)	(15)	(22)
Depreciation and amortization	(528)	(531)	(516)

Operating income	$1,019	956	1,114

        Net revenue is generated in the following geographical areas:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
QVC-US	$4,987	4,911	5,208
QVC-UK	578	660	707
QVC-Germany	942	954	870
QVC-Japan	867	778	612

	$7,374	7,303	7,397

        QVC's net revenue increased 1.0% and decreased 1.3% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. The 2009 increase is comprised of $124 million due to a 2.1% increase in the average sales price per unit ("ASP"), $86 million due to lower estimated product returns and $46 million primarily due to an increase in shipping and handling revenue. These increases were partially offset by a $129 million decrease due to a 2.1% decrease in the number of units sold from 161.1 million to 157.8 million and $56 million due to unfavorable foreign currency rates. Returns as a percent of gross product revenue decreased from 19.8% to 18.7% and reflect a shift in the mix from jewelry and apparel to home and accessories products which typically have lower return rates.

        The 2008 decrease is comprised of $257 million due to a 3.9% decrease in the number of units shipped and $97 million due to lower shipping and handling revenue and an increase in estimated product returns. These decreases were partially offset by a $167 million increase due to a 3.0% increase in the ASP and $93 million due to favorable foreign currency rates. Returns as a percent of gross product revenue increased from 18.7% to 19.8% and reflect a higher ASP and a shift in the mix from home products to apparel products, which typically have higher return rates.

        During the years ended December 31, 2009 and 2008, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Year ended December 31, 2009		Year ended December 31, 2008
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	1.5%	1.5%	(5.7)%	(5.7)%
QVC-UK	(12.4)%	2.2%	(6.6)%	2.0%
QVC-Germany	(1.3)%	3.1%	9.7%	3.1%
QVC-Japan	11.4%	1.4%	27.1%	11.0%

        QVC's net revenue increased in local currency in each geographical area for the year ended December 31, 2009 as compared to corresponding prior year period. QVC-US net revenue increased 13.4% in the fourth quarter of 2009 compared to a year-over-year decline in the first quarter and second quarter 2009 of 10.5% and 2.0%, respectively, and a 2.3% increase in the third quarter 2009. The growth in net revenue for the year ended December 31, 2009 as compared to the corresponding prior year period of 1.5% is due primarily to a decrease in return rates and an increase in shipping and handling revenue due to the full implementation and increased customer usage of prepaid return labels. In the fourth quarter of 2009, QVC-UK showed greater year-over-year growth in net revenue in local currency for the third consecutive quarter, resulting in a year to date net growth of 2.2% in local currency. The growth is the result of increased sales in the apparel and beauty product categories. QVC-Germany's net revenue in local currency increased 3.1% as they continue efforts to grow the beauty business. For the year ended December 31, 2009, QVC-Japan experienced growth in the accessories, apparel and jewelry product categories and declines in sales of home, health and beauty products.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., UK and Germany. In addition, the rate of growth in households is expected to diminish in Japan. Therefore, future sales growth will primarily depend on expansion into new countries, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage was 35.5%, 35.4% and 36.7% for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in gross profit percentage in 2008 is primarily due to lower initial product margins across all product categories.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses decreased 2.7% and increased 1.9% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year period. The decrease in 2009 operating expenses is due primarily to lower customer service expenses due to staff efficiencies. As a percentage of net revenue, operating expenses were 9.3%, 9.6% and 9.3% for 2009, 2008 and 2007, respectively. The 2008 increase in operating expenses as a percent of revenue is due primarily to programming expenses, which are generally fixed costs, and to a lesser extent, increased commissions expense due to new fixed-rate agreements in QVC-UK and QVC-Japan.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased 2.4% in 2009 as higher bad debt expense ($15 million) was more than offset by lower personnel and marketing expenses due to cost control measures and higher credit card income. SG&A expenses increased 1.6% in 2008 due primarily to a $27 million increase in the bad debt provision and personnel expenses for salaries and benefits. In 2008 and 2009, QVC has experienced an increase in write-offs and reserves related to its installment receivables and private label credit card. Such increases in bad debt are due to an increasein customer use of the installment payment plan offered by QVC and to the recessionary economic conditions. Personnel expenses increased in 2008 primarily due to severance expenses of $13 million primarily related to a reduction in workforce communicated in the fourth quarter of 2008. These increases were partially offset by an increase in credit card income of $14 million, a $9 million reversal in sales tax expense related to the settlement of certain audits as well as certain non-recurring marketing and legal items in 2007.

        As previously noted, QVC intends to launch its television programming in Italy in the fourth quarter of 2010. QVC expects that QVC-Italy will incur an Adjusted OIBDA loss in 2010 of $35-$40 million, including start up costs. Included in QVC's results of operations for the year ended December 31, 2009 are $5 million of costs related to the expected launch of the QVC-Italy service.

        E-commerce businesses.    The results of operations of Provide, BuySeasons, Backcountry and Bodybuilding are included in e-commerce businesses since their respective date of acquisition. Revenue and Adjusted OIBDA for the e-commerce businesses increased $155 million or 20.0% and $32 million or 45.1%, respectively, for the year ended December 31, 2009. Included in the overall increase in revenue and Adjusted OIBDA is $62 million and $16 million, respectively, related to small acquisitions by our e-commerce companies in 2008. Exclusive of the impact of acquisitions, the e-commerce revenue and Adjusted OIBDA increased organically 13.0% and 21.3%, respectively, for the year ended December 31, 2009. Included in organic growth is an increase of $15 million related to commission revenue earned when customers sign up for third-party on-line discount services.

        Fluctuations in e-commerce businesses from 2007 to 2008 are due primarily to the acquisitions of Backcountry and Bodybuilding in 2007. In addition to these acquisitions, Provide's revenue and Adjusted OIBDA increased 24% and 74%, respectively, for the year ended December 31, 2008, as compared to the corresponding prior year. Although our e-commerce businesses were able to grow their revenue and Adjusted OIBDA in 2008, the economic crisis slowed this growth. As further described above in our discussion of our consolidated results of operations, the impact of the economic conditions resulted in impairment charges for certain of our reporting units. Such impairment charges aggregated $56 million for our e-commerce businesses and caused a decrease in our 2008 operating income.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz Entertainment and approximately $542 million of corporate cash.

        The following discussion and analysis provides information concerning the attributed results of operations of the Starz Group and is presented as through the Reclassification had been completed on January 1, 2007. This discussion should be read in conjunction with (1) our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibited 99.1 to this Annual Report on Form 10-K.

Results of Operations

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue
Starz Entertainment	$1,193	1,111	1,066
Corporate and other	11	13	25

	$1,204	1,124	1,091

Adjusted OIBDA
Starz Entertainment	$384	301	264
Corporate and other	(10)	(11)	(5)

	$374	290	259

Operating Income (Loss)
Starz Entertainment	$330	(975)	210
Corporate and other	(58)	(38)	(59)

	$272	(1,013)	151

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services ("consignment agreements"). Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be. The affiliation agreements expire in 2010 through 2016. During the year ended December 31, 2009, 57.3% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        Starz Entertainment's operating results are as follows:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue	$1,193	1,111	1,066
Operating expenses	(677)	(675)	(692)
SG&A expenses	(132)	(135)	(110)

Adjusted OIBDA	384	301	264
Stock-based compensation	(38)	(19)	(33)
Depreciation and amortization	(16)	(18)	(21)
Impairment of long-lived assets	—	(1,239)	—

Operating income (loss)	$330	(975)	210

        Starz Entertainment's revenue increased 7.4% and 4.2% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. The 2009 increase in revenue is comprised of $30 million due to growth in the weighted average number of subscriptions, $31 million due to a higher effective rate for Starz Entertainment's services and $21 million due to new products and services. The increase in revenue in 2008 is comprised of $33 million due to a higher effective rate for Starz Entertainment's services and $12 million due to growth in the weighted average number of subscriptions.

        The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 2.8% and 6.7% in 2009 and 2008, respectively; and EMP average subscriptions were essentially flat in 2009 and increased 8.1% in 2008. The impact on revenue of subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate affiliation agreements. In this regard, in 2009 subscriptions under fixed-rate agreements decreased while subscriptions under consignment agreements increased. Conversely, in 2008, subscriptions under fixed-rate affiliation agreements increased at a higher rate than subscriptions under consignment agreements.

        Starz Entertainment's operating expenses were relatively flat in 2009 and decreased 2.5% in 2008, as compared to the corresponding prior year. Programming expenses are Starz Entertainment's primary operating expense and comprised approximately 91% of the total for 2009. Starz Entertainment has been able to reduce its programming expenses in recent years with expenses decreasing from $656 million in 2007 to $629 million in 2008 to $615 million in 2009. The 2009 decrease in programming expenses is due to a decrease in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product and original programming exhibitions ($31 million) and a lower effective rate for first-run movies ($2 million), partially offset by the amortization of production costs for original series ($19 million). We expect that amortization of production costs for original series will increase in the future as Starz Entertainment continues to invest in original programming. The 2009 decrease in programming expenses was more than offset by (i) the amortization and write-off of production costs related to the home video and international distribution of original programming and (ii) other operating expenses.

        The 2008 decrease in programming expense is due to lower amortization ($25 million) of upfront bonus payments made under output agreements and a decrease in the percentage of first-run movie exhibitions as compared to the number of library product exhibitions ($44 million), partially offset by a higher effective rate for first-run movies ($34 million) and the amortization of production costs for original series ($8 million).

        Starz Entertainment's SG&A expenses decreased slightly and increased 22.7% during 2009 and 2008, respectively, as compared to the corresponding prior year. The 2009 decrease is due to lower advertising expenses. The 2008 increase is due primarily to higher marketing and advertising costs related to Starz new branding campaign and an increase in marketing support.

        Starz Entertainment has outstanding phantom stock appreciation rights held by its founder. Starz Entertainment also has a long-term incentive plan for certain members of its current management team. Compensation relating to the PSARs and the long-term incentive plan has been recorded based upon the estimated fair value of Starz Entertainment. The amount of expense associated with the PSARs and the long-term incentive plan is generally based on the vesting of the awards and the change in the fair value of Starz Entertainment. The value of the PSARs decreased in 2008 due to a decrease in the value of Starz Entertainment.

        In connection with our 2008 annual evaluation of the recoverability of our goodwill, we estimated the fair value of our reporting units using a combination of discounted cash flows and market comparisons and determined that the carrying value of the goodwill for Starz Entertainment exceeded its fair value, and we recorded an impairment charge of $1,239 million for Starz Entertainment. See our discussion of our consolidated results of operations above for a more complete description of these impairment charges.

Capital Group

        The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media, ANLBC and TruePosition, as well as investments in SIRIUS XM, Time Warner Inc., Sprint Nextel Corporation and other public and private companies. In addition, we have attributed $4,149 million principal amount (as of December 31, 2009) of our exchangeable senior debentures and other parent debt to the Capital Group.

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

Results of Operations

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue
Starz Media	$364	321	254
Corporate and other	285	293	231

	$649	614	485

Adjusted OIBDA
Starz Media	$(93)	(189)	(143)
Corporate and other	(82)	(108)	(67)

	$(175)	(297)	(210)

Operating Loss
Starz Media	$(100)	(395)	(342)
Corporate and other	(163)	(256)	(164)

	$(263)	(651)	(506)

        Revenue.    The Capital Group's combined revenue increased 5.7% and 26.6% for the years ended December 31, 2009 and 2008, respectively, as compared to the corresponding prior year. The 2009 increase in Starz Media's revenue is attributable to a $50 million aggregate increase in theatrical, home video and television revenue from movies released by Overture Films, including $17 million of intercompany revenue from Starz Entertainment. Such intercompany revenue is eliminated in corporate and other. The increases for Overture Films were partially offset by lower theatrical and home video revenue for Starz Media's other divisions. The increase in Starz Media's revenue in 2008 is due primarily to (i) $63 million recognized from the theatrical release of eight films by Overture Films and one film by Starz Animation, as compared with no film releases in 2007, and (ii) an increase of $28 million in home video revenue. These increases in revenue were partially offset by a $20 million decrease in revenue related to for-hire animation projects. Included in Capital Group's corporate and other revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date, and payments aggregated $24 million, $24 million and $21 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Corporate and other revenue increased in 2008 primarily due to having a full year of operations for ANLBC.

        In November 2006, TruePosition signed an amendment to its existing services contract with AT&T Corp. that requires TruePosition to develop and deliver additional software features. Because TruePosition did not meet GAAP requirements for revenue recognition, TruePosition was required to defer revenue recognition until all contracted items had been delivered. TruePosition is currently evaluating recently issued accounting standards and believes that based on these new rules it may be able to recognize revenue from this contract upon adoption of the new rules in 2010. It is expected that accounting for TruePosition's services contract with its other major customer, T-Mobile, Inc., will be similar. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

        Adjusted OIBDA.    The Capital Group's Adjusted OIBDA loss decreased $122 million and increased $87 million in 2009 and 2008, respectively, as compared to the corresponding prior year. Starz Media's Adjusted OIBDA loss decreased in 2009 and increased in 2008 primarily due to the timing of revenue and expenses associated with films released by Overture Films and Starz Animation in 2009 and 2008. Partially offsetting the increased losses in 2008 was a $53 million decrease in capitalized production cost write-offs. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. We are currently evaluating strategic alternatives for Overture Films. While a final decision has not been made regarding the future of Overture Films, we do not expect it to incur annual operating losses in the future of the same magnitude that it has experienced in recent years.

        The lower 2009 Adjusted OIBDA loss for corporate and other is due to TruePosition which improved $36 million as a result of lower operating costs for its primary equipment business and reduced marketing expenses for its new product and service initiatives. The improvement for TruePosition was partially offset by higher Adjusted OIBDA losses for the Capital Group's other subsidiaries. In 2008, ANLBC's Adjusted OIBDA decreased $22 million due to the inclusion of the first four months of the year during which ANLBC generally operates at a loss as no significant revenue is recognized until the first home game of the year in April. TruePosition's Adjusted OIBDA loss increased $22 million in 2008 due to costs incurred for new product and service initiatives.

        Starz Media's Adjusted OIBDA loss in 2007 resulted from (i) the $79 million write-off of capitalized production costs due to the abandonment of certain films and downward adjustments to the revenue projections for certain television series and other films, (ii) start-up costs for Overture Films and (iii) lower than expected revenue for Anchor Bay, its DVD distribution division. TruePosition's 2007 Adjusted OIBDA loss was due in large part to the deferral of revenue under its AT&T and T-Mobile contracts described above and to losses incurred in connection with new product and service initiatives ($25 million).

        Impairment of long-lived assets.    In connection with our 2008 annual evaluation of the recoverability of our goodwill, we estimated the fair value of our reporting units using a combination of discounted cash flows and market comparisons and determined that the carrying value of the goodwill for Starz Media and certain of our other subsidiaries exceeded its fair value, and we recorded an aggregate impairment charge of $251 million. See our discussion of our consolidated results of operations above for a more complete description of this impairment charge.

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

        Operating loss.    The Capital Group's operating losses decreased in 2009 and increased in 2008. Such changes are due to the Adjusted OIBDA losses and impairment charges discussed above.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk in the normal course of business due to our ongoing investing and financing activities and the conduct of operations by our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2009, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$3,124	4.5%	$3,195	6.9%
Capital Group	$1,717	0.9%	$2,563	3.5%
Starz Group	$—	N/A	$48	5.5%

        In addition, QVC has entered into (i) interest rate swaps with an aggregate notional amount of $2.2 billion pursuant to which it pays a fixed rate of 5.0-5.3% and receives variable payments at 3-month LIBOR and (ii) interest rate swaps with an aggregate notional amount of $600 million pursuant to which it pays a fixed rate of 3.1% and receives variable payments at 3-month LIBOR.

        Each of our tracking stock groups is exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

        At December 31, 2009, the fair value of our AFS securities attributed to the Capital Group was $3,333 million. Had the market price of such securities been 10% lower at December 31, 2009, the aggregate value of such securities would have been $333 million lower. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

        At December 31, 2009, the counterparty to all of our derivative assets ($752 million), which mature in 2010, was Deutsche Bank. To the extent we have borrowed against such derivative instruments, we have a right of offset with respect to our borrowings and amounts due from the counterparty under the derivative, thereby reducing our counterparty credit risk.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-39. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        See page II-37 for Management's Report on Internal Control Over Financial Reporting.

        See page II-38 for Report of Independent Registered Public Accounting Firm for our accountant's attestation regarding our internal control over financial reporting.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

        The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2009, Liberty Media Corporation's internal control over financial reporting is effectively designed and operating effectively.

        Liberty Media Corporation's independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-38 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited Liberty Media Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Media Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive earnings, cash flows, and equity for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive earnings, cash flows, and equity for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 3 to the consolidated financial statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation), and effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (included in FASB ASC Topic 825, Financial Instruments), and SFAS No. 157, Fair Value Measurements (included in FASB ASC Topic 820, Fair Value Measurements and Disclosures).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 25, 2010

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$4,835	3,060
Trade and other receivables, net	1,518	1,508
Inventory, net	985	1,032
Program rights	469	491
Financial instruments (note 9)	752	1,133
Other current assets	168	232
Assets of discontinued operations—current (note 5)	—	163

Total current assets	8,727	7,619

Investments in available-for-sale securities and other cost investments, including $851 million and $392 million pledged as collateral for share borrowing arrangements (note 7)	4,120	2,857
Long-term financial instruments (note 9)	—	1,166
Investments in affiliates, accounted for using the equity method (note 8)	1,030	1,136
Property and equipment, at cost	2,163	2,023
Accumulated depreciation	(858)	(695)

	1,305	1,328

Intangible assets not subject to amortization (note 10):
Goodwill	6,225	6,201
Trademarks	2,508	2,505
Other	153	158

	8,886	8,864

Intangible assets subject to amortization, net (note 10)	3,027	3,356
Other assets, at cost, net of accumulated amortization (note 10)	1,536	1,529
Assets of discontinued operations (note 5)	—	14,048

Total assets	$28,631	41,903

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2009 and 2008

	2009	2008
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$598	538
Accrued liabilities	1,037	1,092
Financial instruments (note 9)	1,002	553
Current portion of debt (note 11)	1,932	616
Current deferred income tax liabilities (note 12)	1,247	773
Other current liabilities	360	291
Liabilities of discontinued operations—current (note 5)	—	277

Total current liabilities	6,176	4,140

Long-term debt, including $2,254 million and $1,691 million measured at fair value (note 11)	7,842	9,630
Long-term financial instruments (note 9)	132	189
Deferred income tax liabilities (note 12)	2,675	3,143
Other liabilities	1,568	1,546
Liabilities of discontinued operations (note 5)	—	3,498

Total liabilities	18,393	22,146

Equity
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 89,814,862 shares at December 31, 2009 and 90,042,840 shares at December 31, 2008	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,405,151 shares at December 31, 2009 and 6,024,724 shares at December 31, 2008	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 49,673,954 shares at December 31, 2009 and 493,256,228 shares at December 31, 2008	—	5
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,365,545 shares at December 31, 2009 and 23,706,209 shares at December 31, 2008	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 567,044,845 shares and 564,385,343 shares at December 31, 2009 and 2008	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,276,689 shares and 29,441,916 shares at December 31, 2009 and 2008	—	—
Additional paid-in capital	8,900	25,132
Accumulated other comprehensive earnings, net of taxes (note 17)	352	70
Retained earnings (deficit)	850	(5,612)

Total stockholders' equity	10,109	19,602
Noncontrolling interests in equity of subsidiaries	129	155

Total equity	10,238	19,757

Commitments and contingencies (note 19)
Total liabilities and equity	$28,631	41,903

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$8,305	8,079	7,802
Communications and programming services	1,853	1,738	1,576

	10,158	9,817	9,378

Operating costs and expenses:
Cost of sales	5,332	5,224	4,925
Operating	1,923	1,945	1,896
Selling, general and administrative, including stock-based compensation (note 3)	1,178	1,149	913
Depreciation	189	191	162
Amortization	477	497	501
Impairment of long-lived assets (note 10)	9	1,569	223

	9,108	10,575	8,620

Operating income (loss)	1,050	(758)	758
Other income (expense):
Interest expense	(628)	(667)	(641)
Dividend and interest income	125	174	264
Share of earnings (losses) of affiliates, net (note 8)	(58)	(1,263)	9
Realized and unrealized gains (losses) on financial instruments, net (note 9)	(155)	(260)	1,269
Gains on dispositions, net (notes 7 and 8)	284	15	646
Other than temporary declines in fair value of investments (note 7)	(9)	(441)	(33)
Gain (loss) on early extinguishment of debt	(11)	240	—
Other, net	23	(71)	—

	(429)	(2,273)	1,514

Earnings (loss) from continuing operations before income taxes	621	(3,031)	2,272
Income tax benefit (expense) (note 12)	16	742	(313)

Earnings (loss) from continuing operations	637	(2,289)	1,959
Earnings from discontinued operations, net of taxes (note 5)	5,864	5,812	190

Net earnings	6,501	3,523	2,149
Less net earnings attributable to the noncontrolling interests	39	44	35

Net earnings attributable to Liberty Media Corporation stockholders	$6,462	3,479	2,114

Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Liberty Capital common stock	$127	(526)	—
Liberty Starz common stock	6,077	(616)	—
Liberty Interactive common stock	258	(781)	441
Old Liberty Capital common stock	—	5,402	1,673

	$6,462	3,479	2,114

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$1.32	(4.65)	—
Series A and Series B Liberty Starz common stock	$.46	(1.87)	—
Series A and Series B Liberty Interactive common stock	$.43	(1.31)	.70
Old Series A and Series B Liberty Capital common stock	$—	(.46)	11.19
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 3) :
Series A and Series B Liberty Capital common stock	$1.31	(4.65)	—
Series A and Series B Liberty Starz common stock	$.46	(1.87)	—
Series A and Series B Liberty Interactive common stock	$.43	(1.31)	.69
Old Series A and Series B Liberty Capital common stock	$—	(.46)	11.11
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$1.32	(4.65)	—
Series A and Series B Liberty Starz common stock	$13.13	(1.19)	—
Series A and Series B Liberty Interactive common stock	$.43	(1.31)	.70
Old Series A and Series B Liberty Capital common stock	$—	41.88	12.67
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$1.31	(4.65)	—
Series A and Series B Liberty Starz common stock	$13.04	(1.19)	—
Series A and Series B Liberty Interactive common stock	$.43	(1.31)	.69
Old Series A and Series B Liberty Capital common stock	$—	41.55	12.58

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	amounts in millions
Net earnings	$6,501	3,523	2,149

Other comprehensive earnings (loss), net of taxes (note 17):
Foreign currency translation adjustments	3	(19)	101
Unrealized holding gains (losses) arising during the period	230	(500)	(1,239)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	(27)	273	(375)
Share of other comprehensive earnings (loss) of equity affiliates	(5)	(10)	3
Other	43	(62)	(46)
Other comprehensive earnings (loss) from discontinued operations	31	(2,618)	(317)

Other comprehensive earnings (loss)	275	(2,936)	(1,873)

Comprehensive earnings	6,776	587	276
Less comprehensive earnings attributable to the noncontrolling interests	32	71	41

Comprehensive earnings attributable to Liberty Media Corporation stockholders	$6,744	516	235

Comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders:
Liberty Capital common stock	$167	(537)	—
Liberty Starz common stock	6,108	(649)	—
Liberty Interactive common stock	469	(1,114)	100
Old Liberty Capital common stock	—	2,816	135

	$6,744	516	235

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	amounts in millions (see note 4)
Cash flows from operating activities:
Net earnings	$6,501	3,523	2,149
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	(5,864)	(5,812)	(190)
Depreciation and amortization	666	688	663
Impairment of long-lived assets	9	1,569	223
Stock-based compensation	128	49	89
Cash payments for stock-based compensation	(11)	(24)	(40)
Noncash interest expense	97	8	9
Share of losses (earnings) of affiliates, net	58	1,263	(9)
Realized and unrealized losses (gains) on financial instruments, net	155	260	(1,269)
Gains on disposition of assets, net	(284)	(15)	(646)
Other than temporary declines in fair value of investments	9	441	33
Deferred income tax expense (benefit)	(158)	(997)	120
Other noncash charges (credits), net	75	(80)	141
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current and other assets	19	(143)	(434)
Payables and other current liabilities	47	(88)	269

Net cash provided by operating activities	1,447	642	1,108

Cash flows from investing activities:
Cash proceeds from dispositions	557	35	495
Proceeds from settlement of financial instruments	1,374	33	75
Cash received in exchange transactions	—	—	1,154
Cash paid for acquisitions, net of cash acquired	(4)	(77)	(243)
Investments in and loans to cost and equity investees	(750)	(591)	(159)
Repayment of loan by equity investee	634	—	—
Investment in special purpose entity	—	—	(750)
Capital expended for property and equipment	(264)	(202)	(315)
Net decrease (increase) in restricted cash	54	383	(882)
Other investing activities, net	53	(83)	(10)

Net cash provided (used) by investing activities	1,654	(502)	(635)

Cash flows from financing activities:
Borrowings of debt	3,338	3,031	1,869
Repayments of debt	(4,682)	(2,763)	(498)
Repurchases of Liberty common stock	(18)	(537)	(2,529)
Settlement of financial instruments	(149)	(346)	—
Premium proceeds from financial instruments	332	—	—
Contribution from noncontrolling owner	—	—	751
Other financing activities, net	(1)	(10)	2

Net cash used by financing activities	(1,180)	(625)	(405)

Effect of foreign currency exchange rates on cash	(25)	17	8

Net cash provided by (to) discontinued operations:
Cash provided (used) by operating activities	(5)	2	58
Cash used by investing activities	(15)	(1,464)	(2)
Cash provided (used) by financing activities	—	1,930	(106)
Change in available cash held by discontinued operations	(101)	(68)	4

Net cash provided by (to) discontinued operations	(121)	400	(46)

Net increase (decrease) in cash and cash equivalents	1,775	(68)	30
Cash and cash equivalents at beginning of year	3,060	3,128	3,098

Cash and cash equivalents at end of year	$4,835	3,060	3,128

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2009, 2008 and 2007

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive		Old Liberty Capital
											Accumulated other comprehensive earnings		Noncontrolling interests in equity of subsidiaries
	Preferred stock									Additional paid-in capital		Retained earnings (deficit)		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2007	$—	—	—	—	—	6	—	1	—	28,112	5,952	(12,438)	290	21,923
Net earnings	—	—	—	—	—	—	—	—	—	—	—	2,114	35	2,149
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(1,879)	—	6	(1,873)
Cumulative effects of accounting changes (note 3)	—	—	—	—	—	—	—	—	—	—	—	193	—	193
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	35	—	—	—	35
Stock compensation	—	—	—	—	—	—	—	—	—	24	—	—	5	29
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(1,224)	—	—	—	(1,224)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(1,305)	—	—	—	(1,305)
Liberty acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(35)	(35)
Sale by Liberty of controlling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(132)	(132)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	751	751
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(54)	(54)
Other	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)

Balance at December 31, 2007	—	—	—	—	—	6	—	1	—	25,637	4,073	(10,131)	866	20,452
Net earnings	—	—	—	—	—	—	—	—	—	—	—	3,479	44	3,523
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(2,963)	—	27	(2,936)
Cumulative effects of accounting changes (note 3)	—	—	—	—	—	—	—	—	—	—	(1,040)	1,040	—	—
Distribution of Liberty Entertainment and Liberty Capital common stock to stockholders (note 2)	—	1	—	5	—	—	—	(1)	—	(5)	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	35	—	—	—	35
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(75)	—	—	—	(75)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(462)	—	—	—	(462)
Unwind of special purpose entity	—	—	—	—	—	—	—	—	—	—	—	—	(750)	(750)
Liberty purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	—	—	—	—	—	2	—	—	—	2

Balance at December 31, 2008	—	1	—	5	—	6	—	—	—	25,132	70	(5,612)	155	19,757
Net earnings	—	—	—	—	—	—	—	—	—	—	—	6,462	39	6,501
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	282	—	(7)	275
Split Off of Liberty Entertainment, Inc. (note 2)	—	—	—	(5)	—	—	—	—	—	(16,481)	—	—	—	(16,486)
Stock compensation	—	—	—	—	—	—	—	—	—	158	—	—	—	158
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	117	—	—	—	117
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Other	—	—	—	—	—	—	—	—	—	(8)	—	—	1	(7)

Balance at December 31, 2009	$—	1	—	—	—	6	—	—	—	8,900	352	850	129	10,238

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

(2)   Tracking Stocks

        Prior to March 3, 2008, Liberty had two tracking stocks, Liberty Interactive common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of one of two groups, the Interactive Group and the Capital Group, respectively.

        On March 3, 2008, Liberty completed a reclassification (the "Reclassification") of its Liberty Capital common stock (herein referred to as "Old Liberty Capital common stock") whereby each share of Old Series A Liberty Capital common stock was reclassified into four shares of Series A Liberty Entertainment common stock and one share of new Series A Liberty Capital common stock, and each share of Old Series B Liberty Capital common stock was reclassified into four shares of Series B Liberty Entertainment common stock and one share of new Series B Liberty Capital common stock. The Liberty Entertainment common stock was intended to track and reflect the economic performance of the Entertainment Group. The Reclassification did not change the businesses, assets and liabilities attributed to the Interactive Group.

        As more fully described in note 5, on November 19, 2009, Liberty completed its previously announced split-off (the "Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The Split-Off was accomplished by a redemption (the "Redemption") of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. Subsequent to the Redemption, Liberty redesignated the Entertainment Group as the Starz Group.

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Interactive Group, the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. As of December 31, 2009, the assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding") and BuySeasons, Inc. ("BuySeasons") and its interests in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Ticketmaster Entertainment, Inc. ("Ticketmaster"), Tree.com, Inc. ("Lending Tree") and IAC/InterActiveCorp ("IAC"). In addition, Liberty has attributed $2,135 million principal amount (as of December 31, 2009) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz Entertainment, LLC ("Starz Entertainment") and $542 million of corporate cash (as of December 31, 2009). The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc. and Sprint Nextel Corporation. In addition, Liberty has attributed $3,157 million of cash, including subsidiary cash, and $4,149 million principal amount (as of December 31, 2009) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

        During the second quarter of 2009, each of the Starz Group and the Capital Group made intergroup loans to the Interactive Group in the amount of $250 million. See note 11.

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective immediately (the "Reattribution"):

  •
  the change in attribution from the Interactive Group to the Capital Group of Liberty's 14.6% ownership interest in Live Nation Entertainment, Inc.;

  •
  the change in attribution from the Capital Group to the Interactive Group of the following debt securities:

  •
  $469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

    •
    $460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

    •
    $492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables", and together with the 2029 Exchangeables and the 2030 Exchangeables, the "Exchangeable Notes");

  •
  the change in attribution from the Capital Group to the Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in principal amount of 2029 Exchangeables and $350 million in principal amount of 2030 Exchangeables; and

  •
  the change in attribution from the Capital Group to the Interactive Group of $807 million in cash.

        Liberty will account for the Reattribution prospectively. This change in attribution has no effect on the assets and liabilities attributed to the Starz Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty's tracking stock groups.

(3)   Summary of Significant Accounting Policies

Cash and Cash Equivalents

        Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

        Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $116 million and $104 million at December 31, 2009 and 2008, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

		Additions
	Balance beginning of year	Charged to expense	Acquisitions	Deductions— write-offs	Balance end of year
	amounts in millions
2009	$104	81	—	(69)	116

2008	$80	66	1	(43)	104

2007	$72	41	1	(34)	80

Inventory

        Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

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

Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Effective January 1, 2008, U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Previously under GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying December 31, 2009 and 2008 consolidated statement of operations. The amount of unrealized gains related to the Non-strategic Securities and included in accumulated other comprehensive earnings in the Company's balance sheet as of January 1, 2008 aggregated $1,040 million and was reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $3,063 million and $2,089 million as of December 31, 2009 and 2008, respectively.

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

        Prior to January 1, 2009, changes in the Company's proportionate share of the underlying equity of an equity method investee, which resulted from the issuance of additional equity securities by such equity investee ("SAB 51 Gain"), were recognized in equity. Subsequent to January 1, 2009, such changes are recognized in earnings.

        The Company continually reviews its equity investments and its AFS securities which are not Non-strategic Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Non-strategic Securities are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Derivative Instruments and Hedging Activities

        The Company uses various derivative instruments including equity collars and interest rate swaps to manage fair value and cash flow risk associated with certain of its investments and some of its variable rate debt. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

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

        In addition, to the extent Liberty borrows against a derivative instrument, it has a right of offset with respect to its borrowings and amounts due from the counterparty under the derivative, thereby reducing its counterparty risk.

        Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of its counterparties. Based on its analysis, the Company currently considers nonperformance by any of its counterparties to be unlikely.

        All of the Company's derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. The Company has entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. Through November 2008, certain of these interest rate swap arrangements were designated as cash flow hedges. The Company assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. Hedge ineffectiveness had no significant impact on earnings for the years ended December 31, 2009 and 2008. In December 2008, the interest rate swaps were determined to be ineffective due to changes in the interest rates on the underlying debt and no longer qualify as cash flow hedges. None of the Company's other derivatives have been designated as hedges.

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

December 31, 2009, 2008 and 2007

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

        Effective January 1, 2007, Liberty adopted new accounting literature which, among other things, permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Prior to January 1, 2007, Liberty reported the fair value of the call option feature of its exchangeable senior debentures separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Liberty now accounts for its exchangeable senior debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Decreases in the fair value of the exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying consolidated statements of operations.

        The impact—increase/(decrease)—on Liberty's January 1, 2007 balance sheet of the change in accounting for its exchangeable senior debentures is as follows (amounts in millions):

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

Intangible Assets

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Equity method goodwill is also not amortized, but is evaluated for impairment upon certain triggering events.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The Company performs an annual assessment of whether there is an indication that goodwill is impaired. In performing this assessment, the Company compares the estimated fair value of a reporting unit to its carrying value, including goodwill (the "Step 1 Test"). Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

Impairment of Long-lived Assets

        The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Noncontrolling Interests

        Prior to January 1, 2009, recognition of the noncontrolling interests' share of losses of subsidiaries was generally limited to the amount of such noncontrolling interests' allocable portion of the common equity of those subsidiaries. Effective January 1, 2009, Liberty adopted new guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. Among other matters, (a) the previous limitations on allocation of losses to the noncontrolling interests were eliminated, (b) the noncontrolling interest is reported within equity in the balance sheet and (c) the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statement of income. Also, changes in ownership interests in subsidiaries in which Liberty maintains a controlling interest are recorded in equity. Liberty has applied the changes prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

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

December 31, 2009, 2008 and 2007

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

Revenue Recognition

        Revenue is recognized as follows:

  •
  Revenue from retail sales is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2009, 2008 and 2007 aggregated $1,626 million, $1,760 million and $1,651 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

  •
  Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements.

  •
  Certain subsidiaries of the Company earn revenue from the sale and licensing of equipment with embedded software and related service and maintenance. For multiple element contracts with vendor specific objective evidence, the Company recognizes revenue for each specific element when the earnings process is complete. If vendor specific objective evidence does not exist, revenue is deferred and recognized on a straight-line basis over the remaining term of the maintenance period after all other elements have been delivered.

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

Advertising Costs

        Advertising costs generally are expensed as incurred. Advertising expense aggregated $363 million, $377 million and $165 million for the years ended December 31, 2009, 2008 and 2007, respectively. Co-operative marketing costs incurred as part of affiliation agreements with distributors are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Stock-Based Compensation

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

        Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2009	$128
December 31, 2008	$49
December 31, 2007	$89

        Included in earnings from discontinued operations for the year ended December 31, 2009 is $55 million of stock-based compensation related to stock options and restricted stock, the vesting of which was accelerated in connection with the closing of the DTV Business Combination.

        As of December 31, 2009, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $143 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

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

        Effective January 1, 2007, Liberty adopted new accounting literature which clarified the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company may record a benefit for such tax position in its consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The impact—increase/(decrease)—on Liberty's balance sheet of the January 1, 2007 changes in accounting for uncertain income tax provisions is as follows (amounts in millions):

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

Earnings Attributable to Liberty Media Corporation Stockholders and Earnings (Loss) Per Common Share

        Net earnings attributable to Liberty Media Corporation stockholders are comprised of the following:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Earnings (loss) from continuing operations	$598	(2,333)	1,918
Earnings from discontinued operations	5,864	5,812	196

Net earnings	$6,462	3,479	2,114

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Old Series A and Series B Liberty Capital Common Stock

        Old Liberty Capital basic EPS for (i) the period from January 1, 2008 to the Reclassification and (ii) the year ended December 31, 2007 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Old Liberty Capital common stock for the period (129 million and 132 million, respectively). Fully diluted EPS for the two months in 2008 and for the year ended December 31, 2007 includes 1 million common stock equivalents.

        Earnings from discontinued operations per common share for the year ended December 31, 2007 is $1.48.

Series A and Series B Liberty Interactive Common Stock

        Liberty Interactive basic EPS for the years ended December 31, 2009, 2008 and 2007 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

outstanding shares of Liberty Interactive common stock for the period (594 million, 594 million and 634 million, respectively). Fully diluted EPS for the year ended December 31, 2007 includes 2 million common stock equivalents. Due to the relative insignificance of the dilutive securities for the years ended December 31, 2009 and 2008, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the year ended December 31, 2009 are approximately 21 million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Starz Common Stock

        Liberty Starz basic EPS for the year ended December 31, 2009 and for the period from the Reclassification to December 31, 2008 was computed by dividing the net earnings attributable to the Starz Group by the weighted average outstanding shares of Liberty Starz common stock for the period (463 million and 517 million, respectively). Fully diluted EPS for each period includes 3 million common stock equivalents. Excluded from diluted EPS for the year ended December 31, 2009 are approximately 2 million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Capital Common Stock

        Liberty Capital basic and fully diluted EPS for the year ended December 31, 2009 and for the period from the Reclassification to December 31, 2008 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (96 million and 113 million, respectively). Fully diluted EPS for the year ended December 31, 2009 includes 1 million common stock equivalents. Due to the relative insignificance of the dilutive securities for the period from the Reclassification to December 31, 2008, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the year ended December 31, 2009 are approximately 2 million potential common shares because their inclusion would be anti-dilutive.

Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) fair value measurements, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) estimates of retail-related adjustments and allowances to be its most significant estimates.

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

December 31, 2009, 2008 and 2007

relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

        The Company is currently assessing the impact that these changes will have on its consolidated financial statements and is unable to quantify such impact or determine the timing and method of its adoption. As of December 31, 2009, the Company's subsidiary, TruePosition, Inc., had deferred revenue and deferred costs of $1,037 million and $434 million, respectively, which it believes will be impacted by the adoption of the new revenue recognition rules. The Company believes that application of these amendments will result in the revenue and related cost of sales being recognized at the time of sale for the hardware and software portions of bundled arrangements delivered by TruePosition rather than being deferred as is currently the case.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(4)   Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$3	89	290
Net liabilities assumed	—	(29)	(41)
Deferred tax liabilities	—	17	1
Noncontrolling interest	1	—	—
Common stock issued	—	—	(7)

Cash paid for acquisitions, net of cash acquired	$4	77	243

Available-for-sale securities exchanged for consolidated subsidiaries and cash	$—	—	1,718

Cash paid for interest	$517	659	607

Cash paid for income taxes	$204	374	195

(5)   Discontinued Operations

Split Off of LEI

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,143 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, three regional sports television networks and $463 million in cash. Liberty accounted for the News Corporation Exchange as a nonmonetary exchange and recognized a pre-tax gain of $3,665 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged. The News Corporation Exchange qualified as an IRC Section 355 transaction, and therefore did not trigger federal or state income tax obligations. In addition, upon consummation of such transaction, the deferred tax liability previously recorded for the difference between Liberty's book and tax bases in its News Corporation investment in the amount of $1,791 million was reversed with an offset to income tax benefit.

        On April 3, 2008, Liberty purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. Liberty funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares. As of May 5, 2008, Liberty's ownership in DIRECTV was approximately 48%. As a result of stock repurchases by DIRECTV, Liberty's ownership interest in DIRECTV increased to approximately 57% as of November 19, 2009. However, due to a standstill agreement with DIRECTV, Liberty's ability to control DIRECTV was limited, and Liberty accounted for its investment using the equity method of accounting. Liberty's share of the earnings of DIRECTV, including amortization of Liberty's excess basis related to DIRECTV, aggregated $386 million and $404 million in 2009 and 2008, respectively. Such share of earnings are net of amortization of Liberty's excess basis of $279 million and $224 million in 2009 and 2008, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheets

	December 31,
	2009	2008
	amounts in millions
Current assets	$5,055	4,044
Satellites, net	2,338	2,476
Property and equipment, net	4,138	4,171
Goodwill	4,164	3,753
Intangible assets	1,131	1,172
Other assets	1,434	923

Total assets	$18,260	16,539

Current liabilities	$5,701	3,585
Deferred income taxes	1,070	524
Long-term debt	6,500	5,725
Other liabilities	1,678	1,749
Noncontrolling interest	400	325
Stockholders' equity	2,911	4,631

Total liabilities and equity	$18,260	16,539

  DIRECTV Consolidated Statements of Operations

	Year ended December 31,
	2009	2008
	amounts in millions
Revenue	$21,565	19,693
Costs of revenue	(10,930)	(9,948)
Selling, general and administrative expenses	(5,322)	(4,730)
Depreciation and amortization	(2,640)	(2,320)

Operating income	2,673	2,695
Interest expense	(423)	(360)
DTV Business Combination	(491)	—
Other income, net	75	136
Income tax expense	(827)	(864)

Income from continuing operations	1,007	1,607
Income from discontinued operations	—	6

Net income	1,007	1,613
Less: Net income attributable to noncontrolling interest	(65)	(92)

Net income attributable to DIRECTV	$942	1,521

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        On November 19, 2009, Liberty completed the split off of LEI, and the business combination transaction among Liberty, LEI and DIRECTV. LEI held Liberty's 57% interest in DIRECTV (which had a carrying value of $13,475 million at the time of the Split-Off), 100% interest in Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with Liberty and continue to be attributed to the Entertainment Group, which Liberty redesignated as the Starz Group.

        Immediately following the Split-Off, Liberty, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company ("Holdings"), and LEI repaid loans to Liberty in the amount of $226 million. Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Media, LEI and DIRECTV, and certain related persons (collectively, the Malones) contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

        Because the Split-Off was conditioned on, among other matters, satisfaction and waiver of all conditions to the DTV Business Combination, the Split-Off and the DTV Business Combination have been recorded at fair value, and Liberty recognized an approximate $5.9 billion gain on the transaction. Such gain is included in earnings from discontinued operations in the accompanying consolidated statement of operations. Due to the tax-free nature of the Split-Off and the DTV Business Combination, no taxes have been recorded on the gain for financial statement purposes.

Sale of OpenTV Corp. and Ascent Entertainment Group, Inc.

        In 2007, Liberty completed the sales of its consolidated subsidiaries OpenTV Corp. ("OPTV") and Ascent Entertainment Group, Inc. ("AEG"), both of which were attributed to the Capital Group. The gains from such sales are included in earnings from discontinued operations in the accompanying consolidated statement of operations.

        The consolidated financial statements and accompanying notes of Liberty have been prepared reflecting LEI, OPTV and AEG as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings and statements of cash flows and have been reported separately in such consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        Certain combined statement of operations information for LEI, OPTV and AEG, which is included in earnings from discontinued operations, is as follows:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue	$240	267	104
Earnings before income taxes(1)	$5,770	4,274	209

(1)
Includes the gain from the News Corporation Exchange in 2008 and the gain from the LEI Split-Off/DTV Business Combination in 2009.

(6)   Assets and Liabilities Measured at Fair Value

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at December 31, 2009 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,090	3,714	376	—
Financial instrument assets	$752	—	752	—
Financial instrument liabilities	$1,134	851	283	—
Debt	$2,254	—	2,254	—

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

December 31, 2009, 2008 and 2007

valuation adjustments were not significant, the Company continues to report its equity collars, interest rate swaps and put options as Level 2.

(7)   Investments in Available-for-Sale Securities and Other Cost Investments

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	December 31,
	2009	2008
	amounts in millions
Capital Group
Time Warner Inc. ("Time Warner")(1)	$997	1,033
Time Warner Cable Inc. ("Time Warner Cable")(1)	356	—
Sprint Nextel Corporation ("Sprint")(1)	260	160
Motorola, Inc. ("Motorola")(1)	403	328
Viacom, Inc.	226	145
CenturyTel, Inc/Embarq Corporation ("CenturyTel")(1)	195	157
Other AFS equity securities(1)	220	40
Other AFS debt securities	676	224
Other cost investments and related receivables	22	31

Total attributed Capital Group	3,355	2,118

Interactive Group
IAC/InterActiveCorp ("IAC")	492	638
Other	242	101

Total attributed Interactive Group	734	739

Starz Group
Other	31	—

Total attributed Starz Group	31	—

Consolidated Liberty	$4,120	2,857

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 9.

Time Warner

        On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which held ANLBC, Leisure Arts, Inc. and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

        In March 2009, Time Warner Inc. completed the separation of Time Warner Cable from Time Warner Inc. by way of a dividend to Time Warner Inc. shareholders, including Liberty. Liberty received 8.6 million shares of Time Warner Cable and recorded its investment in Time Warner Cable based on

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

an allocation of its basis in Time Warner Inc. No gain or loss was recognized in connection with this transaction.

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

        On a pro forma basis, the results of operations of ANLBC, Leisure Arts and WFRV TV Station are not significant to those of Liberty for the year ended December 31, 2007.

IAC/InterActiveCorp

        In the first quarter of 2008, Liberty purchased additional shares of IAC common stock in a private transaction for cash consideration of $339 million.

        On August 21, 2008, IAC completed the spin off of four separate subsidiaries, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster Entertainment Inc. and Tree.com, Inc., to its stockholders, including Liberty. Subsequent to these spin offs Liberty held an approximate 30% ownership interest in each of these companies and accordingly, accounts for them using the equity method of accounting.

        During the year ended December 31, 2009, Liberty sold shares of IAC Class A common stock for aggregate cash proceeds of $305 million and recognized a $42 million pre-tax gain.

        At December 31, 2009, Liberty owned approximately 18% of IAC common stock representing an approximate 56% voting interest. However, under governance arrangements existing at December 31, 2009, Mr. Barry Diller, the Chairman of IAC, voted Liberty's shares, subject to certain limitations. Due to this voting arrangement and the fact that Liberty has rights to appoint only two of the twelve members of the IAC board of directors, Liberty's ability to exert significant influence over IAC is limited. Accordingly, Liberty accounts for this investment as an AFS security.

Other Than Temporary Declines in Fair Value of Investments

        During the years ended December 31, 2009, 2008 and 2007, Liberty determined that certain of its AFS securities and cost investments experienced other than temporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for these impairments was the length of time the investments traded below Liberty's cost bases, the severity of the declines and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as other than temporary declines in fair value of investments in the consolidated statements of operations. The Company's 2008 other than temporary declines in value include $440 million related to its investment in IAC.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2009		December 31, 2008
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$258	69	9	—
Gross unrealized holding losses	$—	—	(4)	—

(8)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2009 and the carrying amount at December 31, 2008:

	December 31, 2009		December 31, 2008
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
Expedia	24%	$631	559
Other	various	264	342
Capital Group
SIRIUS XM	40%	33	—
Other	various	102	223
Starz Group
Other	various	—	12

		$1,030	1,136

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Interactive Group
Expedia	$72	(726)	68
Other	(86)	(466)	9
Capital Group
SIRIUS XM	(28)	—	—
Other	(6)	(64)	(68)
Starz Group
Other	(10)	(7)	—

	$(58)	(1,263)	9

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Expedia

        Our share of losses of Expedia for the year ended December 31, 2008 includes a $119 million other than temporary impairment charge. The market value of the Company's investment in Expedia was $1,781 million and $570 million at December 31, 2009 and 2008, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	December 31,
	2009	2008
	amounts in millions
Current assets	$1,225	1,199
Property and equipment	237	248
Goodwill	3,604	3,539
Intangible assets	823	833
Other assets	48	75

Total assets	$5,937	5,894

Current liabilities	$1,835	1,566
Deferred income taxes	224	190
Long-term debt	895	1,545
Other liabilities	233	212
Noncontrolling interest	67	64
Stockholders' equity	2,683	2,317

Total liabilities and equity	$5,937	5,894

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

  Expedia Consolidated Statements of Operations

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Revenue	$2,955	2,937	2,665
Cost of revenue	(607)	(639)	(565)

Gross profit	2,348	2,298	2,100
Selling, general and administrative expenses	(1,637)	(1,662)	(1,493)
Amortization	(38)	(69)	(78)
Impairment of long-lived assets and other	(102)	(2,996)	—

Operating income (loss)	571	(2,429)	529
Interest expense	(84)	(72)	(53)
Interest income	6	30	39
Other expense, net	(35)	(44)	(18)
Income tax expense	(154)	(6)	(203)

Net earnings (loss)	304	(2,521)	294
Net (earnings) loss attributable to noncontrolling interests	(4)	3	2

Net earnings (loss) attributable to Expedia, Inc.	$300	(2,518)	296

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

        Subsequent to December 31, 2009, Ticketmaster completed a merger with a subsidiary of Live Nation, Inc., and Live Nation, Inc. was renamed Live Nation Entertainment, Inc. ("Live Nation"). Upon completion of the merger, Liberty held an approximate 14.6% ownership interest in Live Nation. Subsequent to the merger, Liberty launched a tender offer for up to 34,200,000, or approximately 20.3%, of the outstanding common shares of Live Nation for $12.00 per share. Such tender offer is scheduled to expire on March 2, 2010.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Sirius XM Radio Inc.

        During 2009, Liberty made equity contributions and loans to SIRIUS XM and made open market purchases of SIRIUS XM public debt. On February 17, 2009, Liberty and SIRIUS XM entered into a senior secured loan agreement (the "Senior Loan") whereby Liberty loaned SIRIUS XM $250 million and made a commitment to loan an additional $30 million to fund qualifying expenditures by SIRIUS XM (the "Purchase Money Commitment"). In exchange for making the Senior Loan, Liberty received a $30 million origination fee. Liberty accounted for the origination fee as a discount to the Senior Loan. On March 6, 2009, Liberty (i) purchased $100 million of a new senior loan facility of a subsidiary of SIRIUS XM ("Subsidiary Senior Loan"), (ii) purchased $61 million of bank debt of such subsidiary directly from the lending group and (iii) committed to make a loan of $150 million to such subsidiary in December 2009 ("Subsidiary Commitment"). In addition, Liberty received voting preferred stock of SIRIUS XM (the "SIRIUS XM Preferred Stock"), which has substantially the same rights and preferences as common shareholders of SIRIUS XM, for a cash payment of $12,500. The SIRIUS XM Preferred Stock is convertible into common stock equal to 40% of fully diluted equity.

        Liberty allocated the total consideration paid for the Subsidiary Senior Loan, the Subsidiary Commitment and the SIRIUS XM Preferred Stock to each of the instruments based on the relative fair values of such instruments.

        During the second and third quarters of 2009, SIRIUS XM issued new public bonds and used the net proceeds to repay all amounts outstanding under the Senior Loan and the Subsidiary Senior Loan; to replace the Subsidiary Commitment, which was terminated; and to refinance and repay other debt of SIRIUS XM. As Liberty's book basis in the Senior Loan, the Subsidiary Senior Loan and the Subsidiary Commitment were originally recorded at a discount, Liberty recognized an aggregate gain on the debt repayments and commitment cancellation of $85 million, after eliminating 40% of the gain related to Liberty's ownership in SIRIUS XM.

        As of December 31, 2009, Liberty had invested aggregate cash of $611 million and had received scheduled debt repayments, cash from the SIRIUS XM refinancings and bond sales proceeds totaling $425 million, resulting in a net cash investment of $186 million. Such net cash investment has resulted in Liberty owning $279 million principal amount of SIRIUS XM public bonds, which are accounted for as AFS securities and have a fair market value of $301 million, and the SIRIUS XM Preferred Stock. In addition, the Purchase Money Commitment has been cancelled.

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of September 30, 2009 SIRIUS XM had total assets and liabilities of $7,268 million and $7,261 million, respectively. SIRIUS XM's net loss attributable to common shareholders was $543 million for the nine months ended September 30, 2009.

        As of December 31, 2009, the SIRIUS XM Preferred Stock had a market value of $1,552 million based on the value of the common stock into which it is convertible.

        Liberty's investment in SIRIUS XM has been attributed to the Capital Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(9)   Financial Instruments

Equity Collars

        The Company has entered into equity collars and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The Company's financial instruments are summarized as follows:

	December 31,
Type of financial instrument	2009	2008
	amounts in millions
Assets
Equity collars(1)	$752	2,206
Other	—	93

	752	2,299
Less current portion	(752)	(1,133)

	$—	1,166

Liabilities
Borrowed shares(2)	$851	392
Other	283	350

	1,134	742
Less current portion	(1,002)	(553)

	$132	189

(1)
Represents the Company's Sprint equity collars at December 31, 2009. The Company has made borrowings against substantially all of the future proceeds to be received by the Company upon expiration of these equity collars. See note 11.

(2)
Borrowed shares are as follows:

	December 31,
	2009	2008
	amounts in millions
Time Warner	$88	91
Time Warner Cable	31	—
Sprint	125	17
Motorola	403	230
CenturyTel	84	16
Other	120	38

	$851	392

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Non-strategic Securities	$1,074	(2,882)	—
Exchangeable senior debentures	(856)	1,509	541
Equity collars	(132)	870	527
Borrowed shares	(301)	791	298
Other derivatives	60	(548)	(97)

	$(155)	(260)	1,269

(10) Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Starz Media	Other	Total
	amounts in millions
Balance at January 1, 2008	$5,419	1,371	194	770	7,754
Acquisitions	—	—	—	62	62
Impairment(1)	—	(1,239)	(186)	(115)	(1,540)
Foreign currency translation adjustments	(54)	—	(8)	—	(62)
Other	(2)	—	—	(11)	(13)

Balance at December 31, 2008	5,363	132	—	706	6,201
Impairment	—	—	—	(3)	(3)
Foreign currency translation adjustments	20	—	—	—	20
Other	12	—	—	(5)	7

Balance at December 31, 2009	$5,395	132	—	698	6,225

        As of December 31, 2009, the accumulated impairment losses for Starz Entertainment, Starz Media and Other were $2,592 million, $368 million and $119 million, respectively.

(1)
Liberty performs its annual evaluation of the recoverability of its goodwill and other indefinite lived intangible assets each December. In its Step 1 Test in 2008, Liberty estimated the fair value of each of its reporting units using a combination of discounted cash flows and market based valuation methodologies. For those reporting units whose estimated fair value exceeded the carrying value, no further testwork was required and no impairment was recorded. For those reporting units whose carrying value exceeded the fair value, a Step 2 Test was performed. In the Step 2 Test, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge. In

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

  connection with its analysis, Liberty recorded the following impairment charges (amounts in millions):

Starz Entertainment	$1,239
Starz Media	192
Other	138

$1,569

  Liberty believes that the foregoing impairment charges, which also include $29 million of impairments of intangible assets other than goodwill, are due in large part to the 2008 economic crisis and the downward impact it had on perceptions of future growth prospects and valuation multiples for its reporting units.

  While Starz Entertainment had increasing revenue and Adjusted OIBDA, as defined in note 20, in recent years, it failed the Step 1 Test due to the aforementioned lower future growth expectations and the compression of market multiples. In performing the Step 2 Test, Starz Entertainment allocated a significant portion of its estimated fair value to amortizable intangibles such as affiliation agreements and trade names which have little or no carrying value. The resulting residual goodwill was significantly less than its carrying value. Accordingly, Starz Entertainment recorded an impairment charge. The impairment loss for Starz Media is due primarily to a lowered long-term forecast for its home video distribution reporting unit resulting from the 2008 economic conditions.

Intangible Assets Subject to Amortization

        Intangible assets subject to amortization are comprised of the following:

	December 31, 2009			December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Distribution rights	$2,325	(1,069)	1,256	2,301	(889)	1,412
Customer relationships	2,650	(1,181)	1,469	2,640	(974)	1,666
Other	1,051	(749)	302	916	(638)	278

Total	$6,026	(2,999)	3,027	5,857	(2,501)	3,356

        Distribution rights and customer relationships are amortized primarily over 14 years and 10-14 years, respectively. Amortization expense was $477 million, $497 million and $501 million for the years ended December 31, 2009, 2008 and 2007, respectively. Based on its amortizable intangible assets

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

as of December 31, 2009, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2010	$493
2011	$448
2012	$409
2013	$371
2014	$358

(11) Long-Term Debt

        Debt is summarized as follows:

		Carrying value December 31,
	Outstanding principal December 31, 2009
		2009	2008
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,138	1,157	918
4% Exchangeable Senior Debentures due 2029	469	243	256
3.75% Exchangeable Senior Debentures due 2030	460	237	241
3.5% Exchangeable Senior Debentures due 2031	494	297	138
Liberty bank facility	750	750	750
Liberty derivative loan	838	838	625
Subsidiary debt	131	131	135

Total attributed Capital Group debt	4,280	3,653	3,063

Interactive Group
Senior notes and debentures
Senior Notes repaid in 2009	—	—	117
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
3.25% Exchangeable Senior Debentures due 2031	541	320	138
QVC 7.5% Senior Secured Notes due 2019	1,000	983	—
QVC bank credit facilities	2,996	2,996	5,230
Other debt	188	188	60

Total attributed Interactive Group debt	6,319	6,073	7,131

Starz Group
Subsidiary debt	48	48	52

Total consolidated Liberty debt	$10,647	9,774	10,246

Less current portion		(1,932)	(616)

Total long-term debt		$7,842	9,630

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Exchangeable Senior Debentures

        Each $1,000 debenture of Liberty's 3.125% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 19.136 shares of Time Warner common stock, 4.8033 shares of Time Warner Cable common stock and 1.7396 shares of AOL Inc. common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner, Time Warner Cable and AOL common stock, shares of Liberty common stock or a combination thereof. On or after April 5, 2013, Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest. On March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner, Time Warner Cable and AOL common stock, cash, Liberty common stock, or any combination thereof.

        Each $1,000 debenture of Liberty's 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and .786 shares of CenturyTel common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and CenturyTel common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 3.75% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock and .5746 shares of CenturyTel common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and CenturyTel common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

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

        Each $1,000 debenture of Liberty's 3.25% Exchangeable Senior Debentures (the "Viacom Exchangeables") is exchangeable at the holder's option for the value of 9.2833 shares of Viacom Class B common stock and 9.2833 shares of CBS Corporation ("CBS") Class B common stock. Such exchange value is payable at Liberty's option in cash, Viacom and CBS stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

        Liberty has sold or otherwise disposed of a portion of its shares of Motorola and CBS common stock which underlie the Motorola Exchangeables and Viacom Exchangeables, respectively. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use shares it owns to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that would be redeemed for cash as a current liability. Such amount aggregated $400 million at December 31, 2009. Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        During the second quarter of 2009, Liberty used cash for the voluntary early retirement of $750 million face amount of its Exchangeable Senior Debentures attributable to Liberty Capital. Liberty paid $187.5 million (of which $37.5 million was existing cash collateral) to retire $400 million face amount of its 4% Exchangeable Senior Debentures due 2029 and $350 million face amount of its 3.75% Exchangeable Senior Debentures due 2030. Liberty also terminated swap arrangements that reference the 4% and 3.75% Exchangeable Senior Debentures with no additional payment. The total cash used to retire the $750 million face amount of Exchangeable Senior Debentures and swaps referencing these Exchangeable Senior Debentures was $503 million, of which $315 million was paid to settle swap arrangements that were settled in November 2008. Liberty also purchased and retired $126 million principal amount of its 3.125% Exchangeable Senior Debentures for aggregate cash payments of $106 million.

        Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

Liberty Bank Facility

        Represents borrowings from a financial institution to be invested by Liberty in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. Due to the investment restrictions contained in the agreements related to these borrowings, the uninvested cash balance of $465 million is included in other assets in the accompanying consolidated balance sheet at December 31, 2009. Borrowings accrue interest at LIBOR plus an applicable margin (.82% at December 31, 2009).

Liberty Derivative Loan

        During the first quarter of 2009, Liberty made additional net borrowings of $1,638 million against the present value of its Sprint derivatives. Such debt accrues interest at LIBOR plus an applicable margin (.74% at December 31, 2009), is due when the derivatives expire in 2010 and is expected to be retired by the offset of debt left against amounts to be received by Liberty upon expiration of the derivatives. In this regard, in the second quarter of 2009, Liberty repaid $333 million of the Sprint derivative loan with cash on hand. In addition, in the third quarter of 2009, Liberty repaid $775 million of the Sprint derivative loans. In the third quarter of 2009, certain Sprint derivatives expired, and Liberty received cash proceeds of $1,027 million. In the fourth quarter of 2009, Liberty voluntarily unwound a derivative collar, repaid $317 million of the derivative loan and received cash proceeds of $286 million upon the unwind.

Senior Notes and Debentures

        Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

        The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $8 million and $9 million at December 31, 2009 and 2008, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

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

        Cash used to retire the $750 million of loans came from a combination of $250 million in cash from QVC and $250 million in the form of an intergroup loan from each of the Starz Group and the Capital Group to the Interactive Group. Such intergroup loans (i) are secured by various public stocks attributed to the Interactive Group, (ii) accrue interest quarterly at the rate of LIBOR plus 500 basis points and (iii) are due June 16, 2010. As of December 31, 2009, the Interactive Group had repaid $97 million of the intergroup loans to each of the Starz Group and the Capital Group.

        QVC was in compliance with all of its debt covenants at December 31, 2009.

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

December 31, 2009, 2008 and 2007

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

Other Subsidiary Debt

        Other subsidiary debt at December 31, 2009 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Five Year Maturities

        The U.S. dollar equivalent of the annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2010	$1,536
2011	$728
2012	$1,166
2013	$1,217
2014	$1,080

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows:

	December 31,
	2009	2008
	amounts in millions
Fixed rate senior notes	$774	618
Senior debentures	$722	501

        The fair value of the QVC Notes was approximately $1,016 million as of December 31, 2009. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt, approximated fair value at December 31, 2009.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(12) Income Taxes

        Income tax benefit (expense) consists of:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Current:
Federal	$(19)	(143)	(19)
State and local	(36)	(18)	(81)
Foreign	(87)	(94)	(93)

	(142)	(255)	(193)

Deferred:
Federal	108	858	(153)
State and local	47	129	32
Foreign	3	10	1

	158	997	(120)

Income tax benefit (expense)	$16	742	(313)

        Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Computed expected tax benefit (expense)	$(217)	1,061	(795)
Nontaxable exchange of investments for subsidiaries and cash	—	—	541
State and local income taxes, net of federal income taxes	(4)	70	(35)
Foreign taxes, net of foreign tax credits	(3)	35	(1)
Change in valuation allowance affecting tax expense	9	(5)	(5)
Impairment of goodwill not deductible for tax purposes	—	(462)	(11)
Nontaxable gains (losses) related to the Company's common stock	21	(64)	—
Recognition of tax benefits (expense) not previously recognized, net	201	75	(6)
Expenses not deductible for income tax purposes	(16)	—	(3)
Excess tax deductions over book expense	19	—	—
Other, net	6	32	2

Income tax benefit (expense)	$16	742	(313)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2009	2008
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$174	336
Accrued stock compensation	114	89
Other accrued liabilities	226	259
Deferred revenue	420	370
Other future deductible amounts	42	140

Deferred tax assets	976	1,194
Valuation allowance	(17)	(23)

Net deferred tax assets	959	1,171

Deferred tax liabilities:
Investments	1,536	1,227
Intangible assets	2,021	2,094
Discount on exchangeable debentures	963	1,652
Deferred gain on debt retirements	321	—
Other	40	114

Deferred tax liabilities	4,881	5,087

Net deferred tax liabilities	$3,922	3,916

        The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2009	2008
	amounts in millions
Current deferred tax liabilities	$1,247	773
Long-term deferred tax liabilities	2,675	3,143

Net deferred tax liabilities	$3,922	3,916

        The Company's valuation allowance decreased $6 million in 2009. Such decrease is due to a $9 million decrease that affected tax expense and a $3 million increase for acquisitions.

        At December 31, 2009, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $205 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2011: $89 million; 2013: $1 million; 2014: $1 million and beyond 2014: $114 million. The foregoing net operating and capital loss are subject to certain limitations and may not be currently utilized.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2009	2008
	amounts in millions
Balance at beginning of year	$396	462
Additions based on tax positions related to the current year	22	28
Additions for tax positions of prior years	26	7
Reductions for tax positions of prior years	(229)	(78)
Lapse of statute and settlements	(10)	(23)

Balance at end of year	$205	396

        As of December 31, 2009, the Company had recorded tax reserves of $205 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $138 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

        As of December 31, 2009, the Company's 2001 through 2005 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2006 through 2008 tax years. The Company's tax loss carryforwards from its 2004 through 2008 tax years are still subject to adjustment. The Company's 2009 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. The states of California and New York are currently examining the Company's 2003 through 2005 tax years. The Company is currently under audit in the UK, Japan, and Germany. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $10 million.

        As of December 31, 2009, the Company had recorded $33 million of accrued interest and penalties related to uncertain tax positions.

(13) Stockholders' Equity

Preferred Stock

        Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2009, no shares of preferred stock were issued.

Common Stock

        Series A Liberty Capital common stock, Series A Liberty Starz common stock and Series A Liberty Interactive common stock each has one vote per share, and Series B Liberty Capital common stock, Series B Liberty Starz common stock and Series B Liberty Interactive common stock each has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. The Series A and Series B common stock of each Group participate on an equal basis with respect to dividends and distributions of that Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        As of December 31, 2009, there were 5.1 million shares of Series A Liberty Capital common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of December 31, 2009, there were 40.8 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of December 31, 2009, there were 2.6 million and 0.6 million shares of Series A and Series B Liberty Starz common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Starz common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Starz common stock, respectively, authorized for issuance. As of December 31, 2009, no shares of any Series C common stock were issued or outstanding.

Purchases of Common Stock

        During the year ended December 31, 2007, the Company repurchased 56.3 million shares of Series A Liberty Interactive common stock for aggregate cash consideration of $1,224 million. Liberty also repurchased 11.5 million shares of Series A Liberty Capital common stock for aggregate cash consideration of $1,305 million (including transaction costs).

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

        As described in note 2, in November 2009, Liberty redeemed 90% of its outstanding Liberty Entertainment common stock for shares of LEI, and the Liberty Entertainment common stock was redesignated as Liberty Starz common stock.

        During the year ended December 31, 2009, the Company repurchased 642,400 shares of Series A Liberty Capital common stock for aggregate cash consideration of $5 million and 272,400 shares of Series A Liberty Starz common stock for aggregate cash consideration of $13 million.

        All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

        During the year ended December 31, 2007, the Company sold put options on Series A Liberty Capital common stock and Series A Liberty Interactive common stock for aggregate net cash proceeds of $34 million.

        During the year ended December 31, 2008, the Company sold put options on Series A Liberty Capital common stock, Series A Liberty Interactive common stock and Series A Liberty Starz common stock for aggregate net cash proceeds of $46 million and settled put options with respect to each of its tracking stocks for aggregate cash payments of $89 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        During the year ended December 31, 2009, the Company settled put options on Series A Liberty Capital common stock for cash payments of $5 million. As of December 31, 2009, put options with respect to 12.6 million shares of LINTA with a weighted average put price of $17.26 remained outstanding. Such put options expire on or before November 30, 2010.

        The Company accounts for the foregoing put options as financial instrument liabilities due to their settlement provisions. Accordingly, the put options are recorded in financial instrument liabilities at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

(14) Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

        On December 17, 2009, the Compensation Committee (the "Committee") of Liberty approved a new compensation arrangement for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 200% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause" or terminates his employment without "good reason," he will be entitled only to his accrued base salary and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for good reason, the arrangement provides for him to receive $7.8 million and for his unvested restricted shares and unvested options to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. Lastly, in the case of the CEO's death or his disability, the arrangement provides for a payment of $7.8 million, for his unvested restricted shares and unvested options to fully vest and for his vested and accelerated options to remain exercisable until their respective expiration dates.

        Also, on December 17, 2009, in connection with the approval of his compensation arrangement, the CEO received a one-time grant of options to purchase the following shares of Liberty with exercise prices equal to the closing sale prices of the applicable series of stock on the grant date: 8,743,000 shares of Series A Liberty Interactive common stock, 760,000 shares of Series A Liberty Starz common stock and 1,353,000 shares of Series A Liberty Capital common stock. One-half of the options will vest on the fourth anniversary of the grant date with the remaining options vesting on the fifth anniversary of the grant date, in each case, subject to the CEO being employed by Liberty on the applicable vesting date. The options will have a term of 10 years.

Chief Executive Officer Investment in Subsidiary

        In the fourth quarter of 2009, the CEO invested $2 million cash in Lockerz, LLC, a subsidiary of Liberty, in exchange for a 28.6% ownership interest.

Chairman's Employment Agreement

        On December 12, 2008, the Committee determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 in satisfaction

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

of Liberty's obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the "8% Plan"), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 8% Plan aggregated approximately $2.4 million at December 31, 2008. Under the second plan (the "13% Plan"), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 13% Plan aggregated approximately $20 million at December 31, 2008. Both deferred compensation plans had provided for payment of the amounts owed to him in 240 monthly installments beginning upon termination of his employment. Under his salary continuation plan, the Chairman would have been entitled to receive $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date of the first payment, (the "Base Amount") per month for 240 months beginning upon termination of his employment. The amount owed to the Chairman under the salary continuation plan aggregated approximately $39 million December 31, 2008. There is no further accrual of interest under the salary continuation plan once payments have begun.

        The Committee determined to modify all three plans to begin making payments to the Chairman in 2009, while he remains employed by the company. By commencing payments under the salary continuation plan, interest ceased to accrue on the Base Amount. As a result of these modifications, the Chairman will receive 240 equal monthly installments as follows: (1) approximately $20,000 under the 8% Plan; (2) approximately $237,000 under the 13% Plan; and (3) approximately $164,000 under the salary continuation plan.

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

(15) Stock Options and Stock Appreciation Rights

Liberty—Incentive Plans

        Pursuant to the Liberty Media Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Plan"), the Company has granted to certain of its employees stock options and SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Capital, Liberty Entertainment and Liberty Interactive common stock. The 2000 Plan provides for Awards to be made in respect of a maximum of 69.5 million shares of Liberty common stock. On May 1, 2007, stockholders of the Company approved the Liberty Media Corporation 2007 Incentive Plan (the "2007 Plan"). The 2007 Plan provides for Awards to be made in respect of a maximum of 39.3 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Liberty—Grants

        Awards granted in 2009, 2008 and 2007 pursuant to the 2000 Plan, the 2007 Plan and the NDIP are summarized as follows:

	Year ended December 31,
	2009		2008		2007
	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value
Series A Liberty Interactive	17,519,391	$3.57	9,405,564	$2.30	6,093,384	$5.88
Series A Liberty Capital	1,649,511	$12.17	1,285,787	$1.19	739,681	$28.78
Series A Liberty Starz	2,083,429	$14.33	5,261,721	$5.79	N/A	N/A

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The following table presents the volatilities used by Liberty in the Black-Scholes Model for the 2009, 2008 and 2007 grants.

Volatility
2009 grants
Liberty Capital options	29.3%-47.9%
Liberty Interactive options	36.0%-46.4%
Liberty Starz options	29.3%-33.6%
2008 grants
Liberty Capital options	19.7%-29.4%
Liberty Interactive options	25.3%-36.5%
Liberty Starz options	19.7%-29.4%
2007 grants
Liberty Capital options	17.5%-19.7%
Liberty Interactive options	20.8%-25.3%

Liberty—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of certain options and SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2009	4,031	$10.83	31,361	$16.48	15,978	$19.77
Granted	1,650	$23.26	23,175	$7.18	2,083	$45.96
Exercised	(592)	$13.55	(382)	$3.59	(5,776)	$19.84
Redeemed for LEI options	—		—		(9,633)	$19.95
Forfeited/cancelled/exchanged	(20)	$37.37	(13,322)	$16.53	(57)	$38.75

Outstanding at December 31, 2009	5,069	$14.45	40,832	$11.30	2,595	$43.13

Exercisable at December 31, 2009	2,190	$12.20	15,019	$17.88	566	$29.51

        There were no grants or exercises of any of the Company's Series B options during 2009, except that 1,408,000 options for Series B Liberty Capital common stock with an exercise price of $15.20 were exercised.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The following table provides additional information about outstanding options to purchase Liberty common stock at December 31, 2009.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	5,069	$14.45	5.1 years	$47,981	2,190	$12.20	$25,757
Series B Capital	—				—
Series A Interactive	40,832	$11.30	5.2 years	$117,900	15,019	$17.88	$17,950
Series B Interactive	7,491	$23.41	1.4 years	$—	7,491	$23.41	$—
Series A Starz	2,595	$43.13	7.6 Years	$18,597	566	$29.51	$9,508
Series B Starz	599	$31.33	1.4 Years	$9,305	599	$31.33	$9,305

Liberty—Exercises

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2009, 2008 and 2007 was $68 million, $3 million and $16 million, respectively.

Liberty—Restricted Stock

        The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company as of December 31, 2009 (numbers of shares in thousands).

	Number of shares	WAFV
Series A Liberty Capital	340	$7.40
Series A Liberty Interactive	2,437	$4.79
Series A Liberty Starz	241	$39.42

        The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2009, 2008 and 2007 was $14 million, $4 million and $28 million, respectively.

Starz Entertainment

        Starz Entertainment has fully vested outstanding Phantom Stock Appreciation Rights ("PSARs") held by its founder. Effective September 30, 2009, the founder elected to exercise all of his remaining PSARs. The amount to be paid to the founder for his PSARs is to be determined by a valuation process. Starz Entertainment has accrued $116 million as of December 31, 2009 based upon Starz Entertainment's best estimate of the amount to be paid. Such amount is payable in cash, Liberty common stock or a combination thereof.

Other

        Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(16) Employee Benefit Plans

        Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $31 million, $31 million and $26 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(17) Other Comprehensive Earnings (Loss)

        Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

        The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign currency translation adjustments	Unrealized holding gains (losses) on securities	Share of AOCI of equity affiliates	Other	AOCI of discontinued operations	AOCI
	amounts in millions
Balance at January 1, 2007	$169	2,878	1	—	2,904	5,952
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	95	(1,614)	3	(46)	(317)	(1,879)

Balance at December 31, 2007	264	1,264	4	(46)	2,587	4,073
Other comprehensive loss attributable to Liberty Media Corporation stockholders	(46)	(227)	(10)	(62)	(2,618)	(2,963)
Cumulative effect of accounting change	—	(1,040)	—	—	—	(1,040)

Balance at December 31, 2008	218	(3)	(6)	(108)	(31)	70
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	10	203	(5)	43	31	282

Balance at December 31, 2009	$228	200	(11)	(65)	—	352

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2009:
Foreign currency translation adjustments	$5	(2)	3
Unrealized holding gains on securities arising during period	371	(141)	230
Reclassification adjustment for holding gains realized in net loss	(44)	17	(27)
Share of other comprehensive loss of equity affiliates	(8)	3	(5)
Other	69	(26)	43
Other comprehensive earnings from discontinued operations	50	(19)	31

Other comprehensive earnings	$443	(168)	275

Year ended December 31, 2008:
Foreign currency translation adjustments	$(31)	12	(19)
Unrealized holding losses on securities arising during period	(806)	306	(500)
Reclassification adjustment for holding losses realized in net earnings	440	(167)	273
Share of other comprehensive loss of equity affiliates	(16)	6	(10)
Other	(100)	38	(62)
Other comprehensive loss from discontinued operations	(4,223)	1,605	(2,618)

Other comprehensive loss	$(4,736)	1,800	(2,936)

Year ended December 31, 2007:
Foreign currency translation adjustments	$163	(62)	101
Unrealized holding losses on securities arising during period	(1,998)	759	(1,239)
Reclassification adjustment for holding gains realized in net earnings	(605)	230	(375)
Share of other comprehensive earnings of equity affiliates	5	(2)	3
Other	(74)	28	(46)
Other comprehensive loss from discontinued operations	(511)	194	(317)

Other comprehensive loss	$(3,020)	1,147	(1,873)

(18) Transactions with Related Parties

        During the year ended December 31, 2009 and the period from February 27, 2008 to December 31, 2008, subsidiaries of Liberty recognized aggregate revenue of $303 million and $264 million, respectively, from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $40 million and $31 million in 2009 and 2008, respectively, to DIRECTV for carriage and marketing.

        Starz Entertainment pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $46 million and $58 million in 2008 and 2007, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(19) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at December 31, 2009 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2009 is payable as follows: $62 million in 2010 and $7 million in 2011.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2009. In addition, Starz Entertainment has agreed to pay Sony Pictures Entertainment ("Sony") (i) a total of $190 million in four equal annual installments beginning in 2011 for a contract extension through 2013, and (ii) a total of $120 million in three equal annual installments beginning in 2015 for a new output agreement. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $449 million in 2010; $125 million in 2011; $94 million in 2012; $84 million in 2013; $67 million in 2014 and $145 million thereafter.

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

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At December 31, 2009, Liberty's guarantees for obligations for films released by such date aggregated $656 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

        In connection with agreements for the sale of assets by Liberty or its subsidiaries, Liberty may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Liberty generally indemnifies the purchaser in the event that a third party

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

asserts a claim against the purchaser that relates to a liability retained by Liberty. These types of indemnification obligations may extend for a number of years. Liberty is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

Employment Contracts

        The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2009 aggregated $199 million, which is payable as follows: $80 million in 2010, $67 million in 2011, $50 million in 2012 and $2 million in 2013. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Operating Leases

        Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $53 million, $50 million and $44 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2009 follows (amounts in millions):

Years ending December 31:
2010	$46
2011	$40
2012	$31
2013	$28
2014	$21
Thereafter	$62

        It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2009.

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

December 31, 2009, 2008 and 2007

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

(20) Information About Liberty's Operating Segments

        Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Liberty has attributed each of its businesses to one of three groups: the Interactive Group, the Starz Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

December 31, 2009, 2008 and 2007

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

        For the year ended December 31, 2009, Liberty has identified the following businesses as its reportable segments:

  •
  QVC—consolidated subsidiary attributed to the Interactive Group that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

  •
  Starz Entertainment—consolidated subsidiary attributed to the Starz Group that provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

Performance Measures

	Years ended December 31,
	2009		2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$7,374	1,565	7,303	1,502	7,397	1,652
Corporate and other	931	89	776	53	405	32

	8,305	1,654	8,079	1,555	7,802	1,684

Starz Group
Starz Entertainment	1,193	384	1,111	301	1,066	264
Corporate and other	11	(10)	13	(11)	25	(5)

	1,204	374	1,124	290	1,091	259

Capital Group
Starz Media	364	(93)	321	(189)	254	(143)
Corporate and other	285	(82)	293	(108)	231	(67)

	649	(175)	614	(297)	485	(210)

Consolidated Liberty	$10,158	1,853	9,817	1,548	9,378	1,733

Other Information

	December 31,
	2009			2008
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$14,751	2	181	21,567	8	144
Corporate and other	2,592	893	27	3,755	893	22
Intra-group eliminations	—	—	—	(7,835)	—	—

	17,343	895	208	17,487	901	166

Starz Group
Starz Entertainment	1,607	—	10	1,462	—	7
Corporate and other	591	—	—	14,890	12	—

	2,198	—	10	16,352	12	7

Capital Group
Starz Media	610	—	2	654	—	3
Corporate and other	8,763	135	44	7,707	223	26

	9,373	135	46	8,361	223	29

Inter-group eliminations	(283)	—	—	(297)	—	—

Consolidated Liberty	$28,631	1,030	264	41,903	1,136	202

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,853	1,548	1,733
Stock-based compensation	(128)	(49)	(89)
Depreciation and amortization	(666)	(688)	(663)
Impairment of long-lived assets	(9)	(1,569)	(223)
Interest expense	(628)	(667)	(641)
Share of earnings (losses) of affiliates	(58)	(1,263)	9
Realized and unrealized gains (losses) on derivative instruments, net	(155)	(260)	1,269
Gains on dispositions, net	284	15	646
Other than temporary declines in fair value of investments	(9)	(441)	(33)
Other, net	137	343	264

Earnings (loss) from continuing operations before income taxes	$621	(3,031)	2,272

Revenue by Geographic Area

        Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2009	2008	2007
	amounts in millions
United States	$7,662	7,315	7,138
Germany	944	956	870
Other foreign countries	1,552	1,546	1,370

Consolidated Liberty	$10,158	9,817	9,378

Long-lived Assets by Geographic Area

	December 31,
	2009	2008
	amounts in millions
United States	$761	769
Germany	251	269
Other foreign countries	293	290

Consolidated Liberty	$1,305	1,328

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(21) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	amounts in millions, except per share amounts
2009:
Revenue	$2,253	2,434	2,302	3,169

Operating income	$212	322	167	349

Earnings (loss) from continuing operations	$(148)	396	(100)	489

Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$(160)	201	(132)	218

Series A and Series B Liberty Starz common stock	$81	149	2	5,845

Series A and Series B Liberty Interactive common stock	$(57)	128	(6)	193

Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.09	(1.38)	2.27

Series A and Series B Liberty Starz common stock	$.12	.11	.06	.22

Series A and Series B Liberty Interactive common stock	$(.10)	.22	(.01)	.32

Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.07	(1.38)	2.22

Series A and Series B Liberty Starz common stock	$.12	.11	.06	.21

Series A and Series B Liberty Interactive common stock	$(.10)	.21	(.01)	.32

Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.09	(1.38)	2.27

Series A and Series B Liberty Starz common stock	$.16	.29	—	19.42

Series A and Series B Liberty Interactive common stock	$(.10)	.22	(.01)	.32

Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.07	(1.38)	2.22

Series A and Series B Liberty Starz common stock	$.16	.29	—	19.29

Series A and Series B Liberty Interactive common stock	$(.10)	.21	(.01)	.32

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	amounts in millions, except per share amounts
2008:
Revenue	$2,316	2,406	2,299	2,796

Operating income (loss)	$226	240	64	(1,288)

Earnings (loss) from continuing operations	$(10)	146	(295)	(2,130)

Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$(105)	(30)	(112)	(279)

Series A and Series B Liberty Starz common stock	$35	63	147	(861)

Series A and Series B Liberty Interactive common stock	$125	92	(283)	(715)

Old Series A and Series B Liberty Capital common stock	$5,402	—	—	—

Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(.81)	(.24)	(1.03)	(2.85)

Series A and Series B Liberty Starz common stock	$.03	.15	.18	(2.23)

Series A and Series B Liberty Interactive common stock	$.21	.15	(.48)	(1.20)

Old Series A and Series B Liberty Capital common stock	$(.46)	—	—	—

Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(.81)	(.24)	(1.03)	(2.85)

Series A and Series B Liberty Starz common stock	$.03	.14	.18	(2.23)

Series A and Series B Liberty Interactive common stock	$.21	.15	(.48)	(1.20)

Old Series A and Series B Liberty Capital common stock	$(.46)	—	—	—

Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(.81)	(.24)	(1.03)	(2.85)

Series A and Series B Liberty Starz common stock	$.07	.12	.28	(1.67)

Series A and Series B Liberty Interactive common stock	$.21	.15	(.48)	(1.20)

Old Series A and Series B Liberty Capital common stock	$41.88	—	—	—

Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(.81)	(.24)	(1.03)	(2.85)

Series A and Series B Liberty Starz common stock	$.07	.12	.28	(1.67)

Series A and Series B Liberty Interactive common stock	$.21	.15	(.48)	(1.20)

Old Series A and Series B Liberty Capital common stock	$41.55	—	—	—

PART III.

        The following required information is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders presently scheduled to be held in the second quarter of 2010:

Item 10.    Directors, Executive Officers and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Item 14.    Principal Accounting Fees and Services

        We expect to file our definitive proxy statement for our 2010 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 29, 2010.

III-1

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements
Included in Part II of this Report:
Liberty Media Corporation:		Page No.
	Report of Independent Registered Public Accounting Firm	II-39
	Consolidated Balance Sheets, December 31, 2009 and 2008	II-40
	Consolidated Statements of Operations, Years ended December 31, 2009, 2008 and 2007	II-42
	Consolidated Statements of Comprehensive Earnings, Years ended December 31, 2009, 2008 and 2007	II-44
	Consolidated Statements of Cash Flows, Years Ended December 31, 2009, 2008 and 2007	II-45
	Consolidated Statements of Equity, Years ended December 31, 2009, 2008 and 2007	II-46
	Notes to Consolidated Financial Statements, December 31, 2009, 2008 and 2007	II-47
(a)(2)	Financial Statement Schedules
(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii) Separate financial statements for Expedia, Inc.:
	Report of Independent Registered Public Accounting Firm	IV-7
	Consolidated Statements of Operations, Years ended December 31, 2009, 2008 and 2007	IV-8
	Consolidated Balance Sheets, December 31, 2009 and 2008	IV-9
	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), Years ended December 31, 2009, 2008 and 2007	IV-10
	Consolidated Statements of Cash Flows, Years ended December 31, 2009, 2008 and 2007	IV-12
	Notes to Consolidated Financial Statements	IV-13
(a)(3)	Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2—Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Agreement and Plan of Merger, dated as of May 3, 2009, by and among Liberty, Liberty Entertainment, Inc. ("LEI"), The DIRECTV Group, Inc. ("Old DTV"), DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 to Old DTV's Current Report of Form 8-K (File No: 001-31945) as filed on May 4, 2009 (the "Old DTV 8-K")).

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 29, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on July 30, 2009 (the "July 2009 8-K")).

2.3

Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 2, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on October 2, 2009 (the "October 2009 8-K")).

3—Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Company, dated November 19, 2009 ((incorporated by reference to Exhibit 3.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on November 20, 2009).

3.2	Bylaws of the Company (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33982) as filed on August 14, 2008).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for shares of the Registrant's Liberty Interactive Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to Liberty's Registration Statement on Form S-4 (File No. 333-145936) as filed on September 7, 2007 (the "September 2007 S-4")).

4.2	Specimen certificate for shares of the Registrant's Liberty Interactive Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the September 2007 S-4).
4.3	Specimen certificate for shares of the Registrant's Liberty Capital Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the September 2007 S-4).
4.4	Specimen certificate for shares of the Registrant's Liberty Capital Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the September 2007 S-4).
4.5

Specimen certificate for shares of the Registrant's Series A Liberty Starz common stock, par value $.01 per share ((incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Liberty's Registration Statement on Form 8-A (File No: 001-33982) as filed on November 20, 2009 (the "Starz Form 8-A/A")).

4.6	Specimen certificate for shares of the Registrant's Series B Liberty Starz common stock, par value $.01 per share ((incorporated by reference to Exhibit 4.2 to the Starz Form 8-A/A).
4.7	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
10.1

Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC ("Old Liberty"), Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.2

First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.3

Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications,  Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.4

Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.5

Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.6

Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.7

Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.8

Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.9

Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.10

Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.11

Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Old Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Old Liberty and John C. Malone (collectively, the "Malone Employment Agreement").*

10.12	Second Amendment to Malone Employment Agreement effective January 1, 2003.*
10.13

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009) (the "Liberty 2008 10-K")).

10.14	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty 2008 10-K).

10.15	Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan").*
10.16	Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan").*
10.17	Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients].*
10.18	Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for all other award recipients].*
10.19	Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients].*
10.20	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan.*
10.21	Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (the "Director Plan").*
10.22	Form of Stock Appreciation Rights Agreement under the Director Plan.*
10.23	Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).
10.24	Termination Agreement, dated as of March 27, 2009, between Old Liberty and Robert R. Bennett.*
10.25

Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

10.26

Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Liberty 2008 10-K).

10.27	Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement.*
10.28

Credit Agreement, dated as of October 4, 2006, as amended and restated as of June 16, 2009, among QVC, Inc., Wachovia Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America, N.A., as syndication agents, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Scotland PLC, Fortis Bank SA/NV, New York Branch and Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on June 19, 2009 (the "Liberty June 2009 8-K")).

10.29

Credit Agreement, dated as of March 3, 2006, as amended and restated as of June 16, 2009, among QVC, Inc., JP Morgan Chase Bank, N.A., as administrative agent, Wachovia Capital Markets, LLC as syndication agent, and JP Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, Mizuho Corporate Bank, Ltd., Calyon New York Branch and Royal Bank of Scotland PLC, as documentation agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.3 to the Liberty June 2009 8-K).

10.30

Form of Indemnification Agreement between Liberty and its executive officers/directors (incorporated by reference to Exhibit 10.37 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007) (the "Liberty 2006 10-K").

10.31	Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News Agreement") (incorporated by reference to Exhibit 10.38 to the Liberty 2006 10-K).
10.32

Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is Exhibit A-I to the News Agreement) (incorporated by reference to Exhibit 10.39 to the Liberty 2006 10-K).

10.33

Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A, as amended on July 29, 2009 (incorporated by reference to Exhibit 10.3 to the Old DTV 8-K).

10.34

Amendment No. 1 to the Voting and Right of First Refusal Agreement, dated as of July 29, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty July 2009 8-K).

10.35

Amendment No. 2 to the Voting and Right of First Refusal Agreement, dated as of October 2, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty October 2009 8-K).

10.36

Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 to Old DTV 8-K).

10.37

Tax Sharing Agreement, dated as of November 19, 2009, by and between Liberty and LEI (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the LEI Registration Statement on Form S-4 (File No: 333-158795) as filed on June 8, 2009).

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Ernst & Young LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2	Reconciliation of Liberty Media Corporation Net Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

*
Filed herewith.

**
Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

        We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, consolidated statements of changes in stockholders' equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board, (FASB) No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, codified in ASC 810, Consolidations, effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Seattle, Washington
February 11, 2010

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenue	$2,955,426	$2,937,013	$2,665,332
Costs and expenses:
Cost of revenue(1)	607,251	638,709	565,056
Selling and marketing(1)	1,027,062	1,105,337	995,215
Technology and content(1)	319,708	287,763	246,063
General and administrative(1)	290,484	268,721	252,360
Amortization of intangible assets	37,681	69,436	77,569
Occupancy tax assessments and legal reserves	67,658	—	—
Restructuring charges	34,168	—	—
Impairment of goodwill	—	2,762,100	—
Impairment of intangible and other long-lived assets	—	233,900	—

Operating income (loss)	571,414	(2,428,953)	529,069
Other income (expense):
Interest income	6,206	30,411	39,418
Interest expense	(84,233)	(71,984)	(52,896)
Other, net	(35,364)	(44,178)	(18,607)

Total other expense, net	(113,391)	(85,751)	(32,085)

Income (loss) before income taxes	458,023	(2,514,704)	496,984
Provision for income taxes	(154,400)	(5,966)	(203,114)

Net income (loss)	303,623	(2,520,670)	293,870
Net (income) loss attributable to noncontrolling interests	(4,097)	2,907	1,994

Net income (loss) attributable to Expedia, Inc.	$299,526	$(2,517,763)	$295,864

Net income (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.04	$(8.80)	$1.00
Diluted	1.03	(8.80)	0.94
Shares used in computing income (loss) per share:
Basic	288,214	286,167	296,640
Diluted	292,141	286,167	314,233

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,285	$2,252	$2,854
Selling and marketing	12,440	10,198	12,162
Technology and content	15,700	15,111	16,116
General and administrative	31,236	33,730	31,717

Total stock-based compensation	$61,661	$61,291	$62,849

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$642,544	$665,412
Restricted cash and cash equivalents	14,072	3,356
Short-term investments	45,849	92,762
Accounts receivable, net of allowance of $14,562 and $12,584	307,817	267,270
Prepaid merchant bookings	88,971	66,081
Prepaid expenses and other current assets	125,796	103,833

Total current assets	1,225,049	1,198,714
Property and equipment, net	236,820	247,954
Long-term investments and other assets	48,262	75,593
Intangible assets, net	823,031	833,419
Goodwill	3,603,994	3,538,569

TOTAL ASSETS	$5,937,156	$5,894,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, merchant	$652,893	$625,059
Accounts payable, other	160,471	150,534
Deferred merchant bookings	679,305	523,563
Deferred revenue	17,204	15,774
Accrued expenses and other current liabilities	325,184	251,238

Total current liabilities	1,835,057	1,566,168
Long-term debt	895,086	894,548
Credit facility	—	650,000
Deferred income taxes, net	223,959	189,541
Other long-term liabilities	233,328	213,028
Commitments and contingencies
Stockholders' equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	343	340
Authorized shares: 1,600,000
Shares issued: 342,812 and 339,525
Shares outstanding: 263,929 and 261,374
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,034,164	5,979,484
Treasury stock—Common stock, at cost	(1,739,198)	(1,731,235)
Shares: 78,883 and 78,151
Retained earnings (deficit)	(1,616,033)	(1,915,559)
Accumulated other comprehensive income (loss)	3,379	(16,002)

Total Expedia, Inc. stockholders' equity	2,682,681	2,317,054
Noncontrolling interest	67,045	63,910

Total stockholders' equity	2,749,726	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,937,156	$5,894,249

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Class B common stock
	Common stock					Treasury stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital			Retained earnings (deficit)		Noncontrolling Interest
	Shares	Amount	Shares	Amount		Shares	Amount				Total
Balance as of December 31, 2006	328,066,276	$328	25,599,998	$26	$5,903,200	22,165,228	$(321,155)	$309,912	$8,475	$65,260	$5,966,046
Net income								295,864		(1,994)	293,870
Components of comprehensive income:
Net gain on derivative contracts									3,018		3,018
Currency translation adjustment									12,203	4,565	16,768
Cumulative effect of adoption of guidance surrounding uncertain tax positions								(3,572)			(3,572)
Settlement of derivative liability					6,579						6,579
Proceeds from exercise of equity instruments	8,990,484	9			54,843						54,852
Withholding taxes for stock option exercises					(121,208)						(121,208)
Tax deficiencies on equity awards					(459)						(459)
Treasury stock activity related to vesting of equity instruments						402,427	(9,389)				(9,389)
Changes in ownership of noncontrolling interest										2,173	2,173
Common stock repurchases						55,000,003	(1,388,289)				(1,388,289)
Stock-based compensation expense					60,333						60,333
Other					(706)						(706)

Balance as of December 31, 2007	337,056,760	337	25,599,998	26	5,902,582	77,567,658	(1,718,833)	602,204	23,696	70,004	4,880,016
Net loss (excludes $1,187 of net income attributable to redeemable noncontrolling interest)								(2,517,763)		(4,094)	(2,521,857)
Components of comprehensive loss:
Net loss on derivative contracts									(339)		(339)
Currency translation adjustment									(39,359)	3,271	(36,088)
Settlement of derivative liability					10,500						10,500
Capital contribution from sale of business					1,624						1,624
Proceeds from exercise of equity instruments	2,468,708	3			6,330						6,333
Tax deficiencies on equity awards					(1,646)						(1,646)
Treasury stock activity related to vesting of equity instruments						583,515	(12,402)				(12,402)
Noncontrolling interest share repurchase										(5,451)	(5,451)
Changes in ownership of noncontrolling interest										180	180
Stock-based compensation expense					60,094						60,094

Balance as of December 31, 2008	339,525,468	340	25,599,998	26	5,979,484	78,151,173	(1,731,235)	(1,915,559)	(16,002)	63,910	2,380,964

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

			Class B common stock
	Common stock					Treasury stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital			Retained earnings (deficit)		Noncontrolling Interest
	Shares	Amount	Shares	Amount		Shares	Amount				Total
Net income (excludes $3,085 of net income attributable to redeemable noncontrolling interest)								299,526		1,012	300,538
Component of comprehensive income:
Currency translation adjustment									19,381	254	19,635
Proceeds from exercise of equity instruments	3,286,532	3			15,749						15,752
Tax deficiencies on equity awards					(13,061)						(13,061)
Treasury stock activity related to vesting of equity instruments						731,595	(7,963)				(7,963)
Adjustment to the fair value of redeemable noncontrolling interest					(7,800)						(7,800)
Changes in ownership of noncontrolling interest										1,869	1,869
Stock-based compensation expense					59,805						59,805
Other					(13)						(13)

Balance as of December 31, 2009	342,812,000	$343	25,599,998	$26	$6,034,164	78,882,768	$(1,739,198)	$(1,616,033)	$3,379	$67,045	$2,749,726

        We had 751 shares of preferred stock outstanding as of December 31, 2009 and 2008.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$303,623	$(2,520,670)	$293,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	102,782	76,800	59,526
Amortization of intangible assets and stock-based compensation	99,342	130,727	140,418
Deferred income taxes	(12,620)	(209,042)	(1,583)
(Gain) loss on derivative instruments assumed at Spin-Off	38	(4,600)	5,748
Equity in (income) loss of unconsolidated affiliates	(1,185)	979	2,614
Impairment of goodwill	—	2,762,100	—
Impairment of intangible and other long-lived assets	—	233,900	—
Foreign exchange (gain) loss on cash and cash equivalents, net	(4,679)	77,958	(12,524)
Realized (gain) loss on foreign currency forwards	(29,982)	55,175	—
Other	11,415	2,967	3,801
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(36,360)	32,208	(44,363)
Prepaid merchant bookings and prepaid expenses	(19,477)	(15,072)	(32,378)
Accounts payable, merchant	26,466	(75,443)	101,068
Accounts payable, other, accrued expenses and other current liabilities	79,552	54,400	51,702
Deferred merchant bookings	155,665	(85,443)	142,608
Deferred revenue	1,424	3,744	1,562

Net cash provided by operating activities	676,004	520,688	712,069

Investing activities:
Capital expenditures, including internal-use software and website development	(92,017)	(159,827)	(86,658)
Acquisitions, net of cash acquired	(45,007)	(538,439)	(59,622)
Purchase of short-term investments	(45,903)	(92,923)	—
Maturities of short-term investments	93,092	—	—
Net settlement of foreign currency forwards	29,982	(55,175)	—
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—
Distributions from Reserve Primary Fund	10,677	64,387	—
Changes in long-term investments, deposits and other	1,357	2,779	(33,226)

Net cash used in investing activities	(47,819)	(859,558)	(179,506)

Financing activities:
Credit facility borrowings	—	740,000	755,000
Credit facility repayments	(650,000)	(675,000)	(170,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	392,348	—
Changes in restricted cash and cash equivalents	(10,716)	11,753	(6,494)
Proceeds from exercise of equity awards	15,794	6,353	55,038
Excess tax benefit on equity awards	1,544	3,191	95,702
Withholding taxes for stock option exercises	—	—	(121,208)
Treasury stock activity	(7,963)	(12,865)	(1,397,173)
Other, net	(8,991)	(979)	(844)

Net cash provided by (used in) financing activities	(660,332)	464,801	(789,979)
Effect of exchange rate changes on cash and cash equivalents	9,279	(77,905)	21,528

Net increase (decrease) in cash and cash equivalents	(22,868)	48,026	(235,888)
Cash and cash equivalents at beginning of year	665,412	617,386	853,274

Cash and cash equivalents at end of year	$642,544	$665,412	$617,386

Supplemental cash flow information
Cash paid for interest	$78,629	$53,459	$49,266
Income tax payments, net	198,368	179,273	78,345

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1—Organization and Basis of Presentation

Description of Business

        Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comTM, the TripAdvisor® Media Network, Expedia Affiliate Network (formerly "Worldwide Travel Exchange and Interactive Affiliate Network"), Classic Vacations, Expedia Local Expert, EgenciaTM, Expedia® CruiseShipCenters®, eLongTM, Inc. ("eLong") and Venere Net SpA ("Venere"). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as "Expedia," the "Company," "us," "we" and "our" in these consolidated financial statements.

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

NOTE 2—Significant Accounting Policies

Consolidation

        Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity's outstanding common stock. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes, for all periods included in our consolidated financial statements, the noncontrolling interest share of net income or loss from eLong as well as net income or loss from our redeemable noncontrolling interest entities for certain periods covered by our consolidated financial statements. eLong is a separately listed company on the NASDAQ and, therefore, subject to its own audit which could result in possible adjustments that are not material to Expedia, Inc. but could be material to eLong.

        On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on noncontrolling interests. The guidance states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. Beginning on January 1, 2009, upon adoption, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of stockholders' equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which are not significant and therefore have been included in other long-term liabilities.

        In addition, certain of our subsidiaries that operate in China, including eLong, have variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restricts foreign investment in the air-ticketing, travel agency and internet content provision businesses. Through a series of contractual agreements with these affiliates and their shareholders, these subsidiaries are the primary beneficiaries of the cash losses or profits of their variable interest affiliates. As such, although we do not own the capital stock of some of our Chinese affiliates, based on our controlling ownership of the subsidiaries and these contractual arrangements, we consolidate their results.

        We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

Accounting Estimates

        We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and indirect taxes, such as potential settlements related to occupancy taxes; loss contingencies; stock-based compensation and accounting for derivative instruments.

Subsequent Events

        We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the time that we filed our financial statements on February 11, 2010.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

Reclassifications

        We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as, historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue.

        The following table presents a summary of the amounts as previously reported and as reclassified in our consolidated statements of operations for the year ended December 31, 2008 and 2007:

	Year ended December 31,
	2008		2007
	As reported	As reclassified	As reported	As reclassified
	(In thousands)
Cost of revenue	$634,744	$638,709	$562,401	$565,056
Selling and marketing	1,101,403	1,105,337	992,560	995,215
Technology and content	208,952	287,763	182,483	246,063
General and administrative	355,431	268,721	321,250	252,360

        There was no change to operating income (loss) as a result of these reclassifications.

Revenue Recognition

        We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

        We also evaluate the presentation of revenue on a gross versus a net basis. The consensus of the authoritative accounting literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our primary transaction-based revenue models, discussed below, we have determined net presentation is appropriate for the majority of revenue transactions.

        We offer travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the media model.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        Under the media model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both the TripAdvisor Media Network and on our transaction-based websites.

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

        We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, we charge the traveler a cancellation fee or penalty that is equal to the amount a hotel may invoice us for the cancellation.

        Merchant Air.    Generally, we determine the ticket price for merchant air transactions. We generally pay the cost of the airline ticket within a few weeks after booking. We record cash paid by the traveler as deferred merchant bookings and the cost of the airline ticket as prepaid merchant bookings. When the flight occurs, we record the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

        When we have nonrefundable and generally noncancelable merchant air transactions, with no significant post-delivery obligations, we record revenue upon booking. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

        Agency Air, Hotel, Car and Cruise.    Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We generally record agency revenue on hotel reservations when the stay occurs. We record agency revenue on cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse, or on receipt of commissions from an individual supplier. We record an allowance for cancellations and chargebacks on this revenue based on historical experience.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        Packages.    Packages assembled by travelers through the packaging model on our websites include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are recognized in accordance with our revenue recognition policies stated above.

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

Prepaid Expenses and Other Current Assets

        At December 31, 2009 and 2008, we had $5 million and $16 million in redemptions of money market holdings due from the Reserve Primary Fund (the "Fund"), which has been liquidating since the fourth quarter of 2008. As of December 31, 2009, we had received $75 million, of the original $80 million we reclassified from cash and cash equivalents to prepaid expenses and other current assets during 2008. In January 2010, we received a $5 million distribution from the Fund.

Property and Equipment

        We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

        We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

        We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition under the authoritative accounting guidance for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. See Note 5—Goodwill and Intangible Assets, Net for discussion of impairment of goodwill and indefinite-lived assets in 2008.

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

        We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Long-term Investments

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        On January 1, 2007, we adopted authoritative guidance issued by the FASB related to uncertain tax positions. This guidance relates to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Occupancy Tax

        Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 14—Commitment and Contingencies for further discussion.

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

        At December 31, 2009 and 2008, our derivative instruments primarily consisted of foreign currency forward contracts. These instruments are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

        Through the third quarter of 2008, we had designated cross currency swap agreements as cash flow hedges of certain inter-company loan agreements denominated in currencies other than the lending subsidiaries' functional currency (the "hedged items"). During the third quarter of 2008, we terminated our cross-currency swap agreements for a cost of $17 million and concurrently capitalized the underlying intercompany loans. As a result of these transactions, we recognized a net gain of less than $1 million. The fair values of our cross-currency swaps were determined using Level 2 valuation techniques and were based on the present value of net future cash payments and receipts, which fluctuated based on changes in market interest rates and the euro/U.S. dollar exchange rate, and the hedges were determined to be highly effective, at designation and up until settlement during the third quarter of 2008. As such, we recorded the total change in the fair value of the hedges in other comprehensive income ("OCI") each period, and concurrently reclassified a portion of the gain or loss

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

to other, net to perfectly offset gains or losses related to transactional remeasurement of the hedged items.

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

        To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, during 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash and accounts receivable for the purpose of economically hedging our foreign currency-denominated operating liabilities. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets (a Level 2 input). As of December 31, 2009 and 2008, we had a net forward asset of less than $1 million recorded in prepaid expenses and other current assets and a net forward liability of $1 million recorded in accrued expenses and other current liabilities. We recorded $32 million in net gains and $56 million in net losses from foreign currency forward contracts during 2009 and 2008.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

revenue based on estimated future redemption rates. We estimate our redemption rates using our historical experience for concession offers.

        Loyalty and Points Based Offers.    We offer certain internally administered traveler loyalty programs to our customers, such as our hotels.com welcomerewards program. Welcomerewards offers travelers one free night at any hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques.

Advertising Expense

        We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2009, 2008 and 2007, our advertising expense was $543 million, $598 million and $539 million. As of both December 31, 2009 and 2008, we had $10 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

        We measure and amortize the fair value of stock options and restricted stock units ("RSUs") as follows:

        Stock Options.    We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of our stock options vest over four years.

        Restricted Stock Units.    RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.

        Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Earnings Per Share

        We compute basic earnings per share by taking net income (loss) attributable to Expedia, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 11—Earnings Per Share.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents and short-term investments reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

Certain Risks and Concentrations

        Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 36% of its total revenue for the year ended December 31, 2008 and approximately 43% of its total revenue for the nine months ended September 30, 2009.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of government and prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Canadian dollars, euros and British pound sterling.

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

New Accounting Pronouncements

        In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

        In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. We are currently evaluating both the timing and the impact the adoption of this guidance will have on our consolidated financial statements.

        In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3—Acquisitions and Other Investments

        In 2009, we acquired a China-based metasearch company as well as a controlling interest in a company we initially invested in during 2007 (see additional disclosure below). The purchase price of these companies totaled $42 million, which was paid in cash during the year. As a result of these

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

acquisitions, we acquired $7 million in cash and minimal net assets and recorded $52 million in goodwill, $24 million of intangible assets with definite lives with a weighted average amortization life of 6.6 years, and $15 million in noncontrolling interest. In addition, during 2009, we paid $10 million of contingent purchase consideration under prior acquisitions as well as other acquisition related-costs.

        The purchase price allocation of these acquisitions is preliminary for up to 12 months after the acquisition dates and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2009 was not significant.

        In 2008, we acquired four online travel media content companies, one corporate travel company and two online travel product and service companies, which includes Venere, an online travel provider based in Italy that focuses on hotel reservations under an agency model. The purchase price of these companies as well as contingent purchase consideration under prior acquisitions and other acquisition-related costs totaled $475 million, of which $465 million was paid in cash and $10 million was accrued as of December 31, 2008. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating loss during 2008 was not significant. The following table summarizes the allocation of the purchase price for all acquisitions made in 2008, in thousands:

Goodwill	$328,449
Intangible assets with definite lives(1)	112,968
Intangible assets with indefinite lives	47,641
Net liabilities and non-controlling interests acquired, which includes $21,480 of cash aquired	(14,486)

Total	$474,572

(1)
Acquired intangible assets primarily consist of supplier relationship assets with a weighted average life of 10.6 years and technology assets with a weighted average life of 3 years. In total, the weighted average life of acquired intangible assets was 8.3 years.

        In one of the 2008 transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. In another of the 2008 transactions, we acquired an 86% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value, or at an adjusted fair value at our option, during a 30-day period beginning October 1, 2012. Future changes in fair value of the shares for which the minority holders may sell to us above the initial noncontrolling interest basis will be recorded to the noncontrolling interest, classified in other long-term liabilities, and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). During 2009, we recorded $8 million related to the change in fair value of redeemable noncontrolling interests. The fair value was determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

        In 2007, we acquired three travel-related companies. The purchase price of these and other acquisition related costs totaled $152 million, $60 million of which we paid in cash and $92 million of which was accrued at December 31, 2007 as a result of the financial performance of one of the

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

acquired companies during 2007. As a result of these acquisitions, we recorded $126 million in goodwill and $18 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated net revenue and operating income during 2007 was not significant. The December 31, 2007 accrued purchase consideration represented $92 million of $100 million total additional purchase price that could be achieved based on the annual results of 2007 or 2008, or the two periods combined. Based on the 2007 and 2008 annual results of the acquiree, we ultimately paid the total additional achievable purchase price of $100 million, $93 million of which was paid in 2008 and $7 million of which was paid in 2009.

        During 2007, we also acquired a 50% ownership interest in a travel company for $26 million in cash. We included this investment in long-term investments and other assets and accounted for it under the equity-method. In 2009, we acquired an additional interest for $3 million in cash, which was included within the 2009 total purchase price above, and resulted in a 60% majority ownership interest and our consolidation of this entity. In conjunction with our acquisition of additional interest, we remeasured our previously held equity interest to fair value and recognized a loss of $5 million in other, net during the period. The fair value of the 40% noncontrolling interest in the company was estimated to be $15 million at the time of acquisition. Both fair value assessments were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs). Our investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, during the first quarter of 2011 and 2013. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as an other long-term liability.

NOTE 4—Property and Equipment, Net

        Our property and equipment consists of the following:

	December 31,
	2009	2008
	(In thousands)
Capitalized software development	$355,088	$286,935
Computer equipment	100,451	103,866
Furniture and other equipment	65,098	57,423
Leasehold improvements	68,832	64,620

	589,469	512,844
Less: accumulated depreciation	(372,050)	(292,650)
Projects in progress	19,401	27,760

Property and equipment, net	$236,820	$247,954

        As of December 31, 2009 and 2008, our recorded capitalized software development costs, net of accumulated amortization, were $125 million and $122 million. For the years ended December 31, 2009, 2008, and 2007, we recorded amortization of capitalized software development costs of $63 million, $47 million and $36 million, most of which is included in technology and content expenses.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 5—Goodwill and Intangible Assets, Net

        The following table presents our goodwill and intangible assets as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Goodwill	$3,603,994	$3,538,569
Intangible assets with indefinite lives	690,028	689,541
Intangible assets with definite lives, net	133,003	143,878

	$4,427,025	$4,371,988

        Impairment Assessments.    We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2009, we had no impairments.

        For 2008, we performed our annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1, 2008 and determined we had no impairment as of that date. However, during the fourth quarter of 2008, we experienced a significant decline in our stock price and operating results in part due to an increased negative impact of foreign exchange rates and the continued weakness in the macroeconomic environment. Based on these and other contributing factors, we concluded that sufficient indicators existed to require us to perform an interim assessment of goodwill and indefinite-lived intangible assets as of December 1, 2008. Accordingly, we performed an interim first step of our impairment assessment for each of our reporting units and determined there was a potential impairment of goodwill in certain reporting units. Therefore, we performed the second step of the assessment in which we compared the implied fair value of those reporting unit's goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

        We measured the fair value of each of our reporting units and both our indefinite-lived and definite lived intangible assets using accepted valuation techniques as described above in Note 2—Significant Accounting Policies. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions were based on the actual historical performance of each of the reporting units and take into account the recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the reporting unit fair values, we reconciled the aggregate fair values of the reporting units determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of our stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate redemption values of our debt. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date and consider such other quantitative and qualitative factors we consider relevant, which may change depending on the date for which the assessment is made. This assessment resulted in

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

the recognition in the fourth quarter of 2008 of a loss on impairment of long-term assets of approximately $3 billion, which consists of $2.8 billion of goodwill and $223 million of indefinite-lived trade names. A deferred tax benefit of $189 million was recognized as a result of these charges. Of the $2.8 billion goodwill impairment charge in 2008, $2.0 billion related to our North America segment, $759 million to our Europe segment and $21 million in our Asia Pacific segment based on our segments for the year ended December 31, 2008. Based on our new segments for 2009, $2.5 billion of the goodwill impairment would have related to our Leisure segment and $282 million to our TripAdvisor Media Network segment. Of the $223 million indefinite-lived trade name impairment charge in 2008, $128 million related to trade names in our North America segment, $73 million in our Europe segment and $22 million in our Asia Pacific segment based on our segments for the year ended December 31, 2008. Based on our new segments for 2009, all such impairments would have related to our Leisure segment.

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

        Goodwill.    The following table presents the changes in goodwill by reportable segment:

	Leisure	TripAdvisor Media Network	Egencia	Total
	(In thousands)
Balance as of January 1, 2009	$2,790,678	$704,749	$43,142	$3,538,569
Additions	23,781	29,505	—	53,286
Foreign exchange translation	8,849	1,002	2,288	12,139

Balance as of December 31, 2009	$2,823,308	$735,256	$45,430	$3,603,994

        In 2009, the additions to goodwill relate primarily to our acquisitions as described in Note 3—Acquisitions and Other Investments.

        Indefinite-lived Intangible Assets.    Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        Intangible Assets with Definite Lives.    The following table presents the components of our intangible assets with definite lives as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$287,469	$(230,732)	$56,737	$280,484	$(220,612)	$59,872
Technology	228,645	(202,997)	25,648	221,166	(195,941)	25,225
Distribution agreements	177,426	(177,426)	—	177,426	(177,155)	271
Affiliate agreements	34,782	(22,243)	12,539	34,782	(18,381)	16,401
Customer lists	28,259	(22,475)	5,784	26,540	(21,895)	4,645
Domain names	11,770	(10,599)	1,171	11,678	(8,500)	3,178
Other	92,902	(61,778)	31,124	81,659	(47,373)	34,286

Total	$861,253	$(728,250)	$133,003	$833,735	$(689,857)	$143,878

        Amortization expense was $38 million, $69 million and $78 million for the years ended December 31, 2009, 2008 and 2007. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2009, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2010	$32,843
2011	24,723
2012	19,180
2013	13,686
2014	9,207
2015 and thereafter	33,364

Total	$133,003

NOTE 6—Debt

        The following table sets forth our outstanding debt:

	December 31, 2009	December 31, 2008
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,086	$394,548
7.456% senior notes due 2018	500,000	500,000

Long-term debt	895,086	894,548
Credit facility	—	650,000

Total long-term indebtedness	$895,086	$1,544,548

Long-term Debt

        Our $400 million of senior unsecured notes outstanding at December 31, 2009 are due in July 2016 and bear interest at 8.5% (the "8.5% Notes"). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

July of each year. The 8.5% Notes include covenants that limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor's and Moody's and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a "make-whole" premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

        Our $500 million in registered senior unsecured notes outstanding at December 31, 2009 are due in August 2018 and bear interest at 7.456% (the "7.456% Notes"). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.

        Based on quoted market prices, the fair value of our 7.456% Notes was approximately $546 million and $365 million as of December 31, 2009 and 2008, and the fair value of the 8.5% Notes was approximately $431 million and $280 million as of December 31, 2009 and 2008.

        The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 19—Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $31 million and $32 million as of December 31, 2009 and 2008.

Credit Facility

        As of December 31, 2009, Expedia, Inc. maintained a $1 billion unsecured revolving credit facility with a group of lenders, which was unconditionally guaranteed by certain Expedia subsidiaries and was expected to expire in August 2010. There were no amounts outstanding as of December 31, 2009. As of December 31, 2008, the $650 million carrying amount of the borrowing approximated its fair value. The facility bore interest based on market interest rates plus a spread, which was determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008. During 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees. The annual fee to maintain the facility ranged from 0.4% to 0.5% on the unused portion of the facility, or approximately $4 million to $5 million if all of the facility was unused. In addition to the minimum interest coverage covenant, the facility also contained a leverage ratio financial covenant.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The amount of stand-by letters of credit ("LOC") issued under the facility reduced the amount available to us. As of December 31, 2009 and 2008, there were $42 million and $58 million of outstanding stand-by LOCs issued under the facility.

        In February 2010, we reached agreement on a new $750 million, three-year unsecured revolving credit facility, replacing our prior credit facility. Pricing is based on the Company's credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points, and undrawn amounts bearing interest at 50 basis points. Financial covenants remain the same under the new facility. We incurred approximately $8 million in fees, which will be amortized over the life of the credit facility. As of February 11, 2010, we had no borrowings outstanding under the facility.

NOTE 7—Employee Benefit Plans

        Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $11 million, $12 million and $9 million for the years ended December 31, 2009, 2008 and 2007.

NOTE 8—Stock-Based Awards and Other Equity Instruments

        Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2009, we had approximately 31 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2007	23,133	$16.52
Exercised	(13,242)	10.30
Cancelled	(216)	29.61

Balance as of December 31, 2007	9,675	24.74
Granted	1,275	8.14
Exercised	(618)	10.14
Cancelled	(498)	29.14

Balance as of December 31, 2008	9,834	23.29
Granted	10,324	7.83
Exercised	(879)	17.88
Cancelled	(1,278)	16.46

Balance as of December 31, 2009	18,001	15.17	5.3	$216,564

Exercisable as of December 31, 2009	3,446	19.21	1.6	24,707

Vested and expected to vest after December 31, 2009	15,610	16.29	5.1	171,683

        The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2009, based on our closing stock price of $25.73 as of the last trading date. The total intrinsic value of stock options exercised was $6 million, $7 million and $299 million for the years ended December 31, 2009, 2008 and 2007.

        During 2009, we awarded stock options as our primary form of stock-based compensation. During 2008, we also granted stock options to certain key employees. The fair value of stock options granted during the year ended December 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	2009	2008
Risk-free interest rate	1.75%	2.18%
Expected volatility	49.96%	45.63%
Expected life (in years)	4.72	4.54
Weighted-average estimated fair value of options granted during the year	$3.31	$3.38

        In 2007, our Chairman and Senior Executive exercised options to purchase 9.5 million shares. 2.3 million shares were withheld and concurrently cancelled by the Company to cover the exercise price of $8.59 per share and 3.5 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 3.7 million shares.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents a summary of our stock options outstanding and exercisable at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Price Per Share	Remaining Contractual Life	Shares	Weighted- Average Exercise Price
	(In thousands)		(In years)	(In thousands)
$ 0.01 - $ 5.00	160	$4.09	3.0	160	$4.09
5.01 - 8.00	9,069	7.38	6.3	66	7.41
8.01 - 12.00	1,622	9.12	6.7	160	9.59
12.01 - 18.00	854	14.98	3.0	668	14.90
18.01 - 25.00	2,074	19.68	1.1	1,970	20.55
25.01 - 35.00	2,728	28.39	5.1	328	27.66
35.01 - 45.00	1,481	38.43	5.2	81	39.72
45.01 - 97.00	13	60.50	0.1	13	60.50

0.01 - 97.00	18,001	15.17	5.3	3,446	19.21

        RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. These awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

        The following table presents a summary of RSU activity:

	RSU's	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2007	7,521	$20.72
Granted	3,768	22.92
Vested and released	(1,538)	21.72
Cancelled	(1,489)	21.20

Balance as of December 31, 2007	8,262	21.43
Granted	4,123	21.78
Vested and released	(1,846)	21.76
Cancelled	(1,493)	22.20

Balance as of December 31, 2008	9,046	21.41
Granted	988	9.10
Vested and released	(2,362)	21.69
Cancelled	(1,107)	21.01

Balance as of December 31, 2009	6,565	19.50

        The total fair value of shares vested and released during the years ended December 31, 2009, 2008 and 2007 was $27 million, $42 million and $37 million. Included in RSUs outstanding at December 31, 2009 are 800,000 of RSUs awarded to our Chief Executive Officer, for which vesting is tied to achievement of performance targets.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        In 2009, 2008 and 2007, we recognized total stock-based compensation expense of $62 million, $61 million and $63 million. The total income tax benefit related to stock-based compensation expense was $20 million, $21 million and $22 million for 2009, 2008 and 2007.

        Cash received from stock-based award exercises for the years ended December 31, 2009 and 2008 was $16 million and $6 million. Our employees that held IAC vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2009 and 2008 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $10 million and $19 million, of which we recorded less than $1 million in 2009 and approximately $2 million in 2008 as a reduction of goodwill.

        As of December 31, 2009, there was approximately $98 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.67 years.

        We have fully vested stock warrants with expiration dates through May 2012 outstanding. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof. We also had certain warrants which were traded on the NASDAQ under the symbols "EXPEW" and "EXPEZ" until their expiration on February 4, 2009.

        The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2008 through December 31, 2009:

Expiration Date	Outstanding Warrants at December 31, 2008	Exercised	Cancelled	Outstanding Warrants at December 31, 2009	Weighted Average Exercise Price
	(In thousands, except per warrant data)
May 2012	16,094	—	—	16,094	$25.56
February 2009	7,295	—	(7,295)	—	—
February 2009	11,080	—	(11,080)	—	—
November 2009 to May 2010	163	(122)	(38)	3	13.75

	34,632	(122)	(18,413)	16,097

NOTE 9—Income Taxes

        The following table presents a summary of our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
U.S	$431,599	$(2,442,297)	$500,624
Foreign	26,424	(72,407)	(3,640)

Total	$458,023	$(2,514,704)	$496,984

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current income tax expense:
Federal	$127,386	$196,072	$182,960
State	15,604	16,029	16,837
Foreign	24,030	2,907	4,900

Current income tax expense	167,020	215,008	204,697
Deferred income tax (benefit) expense:
Federal	(7,468)	(188,901)	(8,041)
State	(1,590)	(7,841)	7,062
Foreign	(3,562)	(12,300)	(604)

Deferred income tax benefit:	(12,620)	(209,042)	(1,583)

Income tax expense	$154,400	$5,966	$203,114

        For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2009, our current income tax payable represents amounts that we will pay to the Internal Revenue Service ("IRS") and other tax authorities based on our taxable income.

        We reduced our current income tax payable by $10 million, $19 million and $121 million for the years ended December 31, 2009, 2008 and 2007, for tax deductions attributable to stock-based compensation. We recorded less than $1 million for 2009, $2 million for 2008 and $9 million for 2007 of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$56,824	$26,395
Deferred revenue	16,620	16,646
Net operating loss and tax credit carryforwards	36,243	31,536
Capitalized R&D expenditures	7,121	10,779
Stock-based compensation	45,210	48,110
Investment impairment	8,572	8,586
Other	13,560	10,360

Total deferred tax assets	184,150	152,412
Less valuation allowance	(45,715)	(32,085)

Net deferred tax assets	$138,435	$120,327

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(53,854)	$(44,647)
Intangible assets	(222,313)	(220,379)
Investment in subsidiaries	(8,421)	(10,449)
Unrealized gains	(14,480)	(12,946)
Property and equipment	(41,849)	(25,848)

Total deferred tax liabilities	$(340,917)	$(314,269)

Net deferred tax liability	$(202,482)	$(193,942)

        At December 31, 2009, we had federal, state and foreign net operating loss carryforwards ("NOLs") of approximately $8 million, $23 million and $88 million. If not utilized, the federal and state NOLs will expire at various times between 2010 and 2029, $81 million foreign NOLs can be carried forward indefinitely, and $7 million foreign NOLs will expire at various times between 2010 and 2029.

        At December 31, 2009, we had a valuation allowance of approximately $46 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of approximately $14 million over the amount recorded as of December 31, 2008 and was primarily attributable to an increase in foreign operating losses.

        We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2009 was $72 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax (benefit) expense at the federal statutory rate of 35%	$160,308	$(880,146)	$173,944
Non-deductible goodwill impairment	—	855,550	—
Worthless stock deduction	(23,124)	—	—
State income taxes, net of effect of federal tax benefit	7,089	11,317	9,844
Unrecognized tax benefits and related interest	3,923	12,525	4,211
Other, net	6,204	6,720	15,115

Income tax expense	$154,400	$5,966	$203,114

        During 2009, we recorded a tax benefit of $23 million related to a worthless stock deduction associated with the closure of a foreign subsidiary.

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

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

Balance at January 1, 2008	$173,593
Increases to tax positions related to the current year	15,883
Decreases to tax positions related to the prior year	(22,520)
Audit settlements paid during 2008	(4,911)
Interest and penalties	17,794

Balance at December 31, 2008	179,839
Increases to tax positions related to the current year	2,117
Increases to tax positions related to the prior year	21,911
Decreases to tax positions related to the prior year	(11,560)
Audit settlements paid during 2009	(4,351)
Interest and penalties	2,752

Balance at December 31, 2009(1)	$190,708

(1)
As of December 31, 2009, we had $191 million of unrecognized tax benefits, of which $190 million is classified as long-term and included in other long-term liabilities.

        Included in the balance at December 31, 2009 and 2008 were $46 million and $68 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. Also included in the balance at December 31, 2009 were $128 million, of which $6 million and

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

$3 million was added in 2009 and 2008, of excess tax benefits that resulted from our Chairman and Senior Executive's exercises of stock options during 2007 and 2005. If the IRS were to make a final determination that IAC and not Expedia were entitled to such deductions, then under the terms of our tax sharing agreement, IAC would pay to Expedia an amount equal to any such tax benefit at such time as it were actually realized by IAC. Therefore, an unfavorable outcome related to this position would not materially impact our cash flows.

        We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, we had approximately $24 million accrued for both periods for the potential payment of estimated interest and penalties. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $(1) million, $12 million and $4 million of interest (income) expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

NOTE 10—Stockholders' Equity

Common Stock and Class B Common Stock

        Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock have been satisfied.

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

        We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of February 11, 2010. The number of shares we may repurchase under this authorization is subject to certain of our debt covenants.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

Dividends on our Common Stock

        On February 10, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock, the first dividend in our history. Future declarations of dividends are subject to final determination of our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax for 2009 and 2008 is comprised of accumulated foreign currency translation adjustments.

Other Comprehensive Income (Loss)

        The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net income (loss)	$303,623	$(2,520,670)	$293,870
Other comprehensive income (loss)
Currency translation adjustments	19,635	(36,088)	16,768
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $(2,058) in 2008 and $2,078 in 2007	—	3,614	(5,545)
Less: reclassification adjustment for net (gains) losses recognized during the period, net of tax effect of $2,255 in 2008 and $(3,210) in 2007	—	(3,953)	8,563

Comprehensive income (loss)	323,258	(2,557,097)	313,656
Less: Comprehensive income attributable to non-controlling interests	(4,351)	(364)	(2,571)

Comprehensive income (loss) attributable to Expedia, Inc.	$318,907	$(2,557,461)	$311,085

NOTE 11—Earnings Per Share

Basic Earnings Per Share

        Basic earnings per share was calculated for the years ended December 31, 2009, 2008 and 2007 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2009 and 2008, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

Diluted Earnings Per Share

        For the years ended December 31, 2009, 2008 and 2007, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

        The following table presents our basic and diluted net income (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$299,526	$(2,517,763)	$295,864
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.04	$(8.80)	$1.00
Diluted	1.03	(8.80)	0.94
Weighted average number of shares outstanding:
Basic	288,214	286,167	296,640
Dilutive effect of:
Options to purchase common stock	2,842	—	7,384
Warrants to purchase common stock	92	—	7,574
Other dilutive securities	993	—	2,635

Diluted	292,141	286,167	314,233

        As we recorded a net loss for 2008, we have revised our diluted earnings per share amounts for that period to exclude the impacts of common stock equivalents, as they are antidilutive. Thus, basic and diluted earnings per share for 2008 are equal.

        The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 12—Restructuring Charges

        In conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges during the year ended December 31, 2009. Restructuring charges related to our brand reorganization were substantially completed by the end of 2009.

        The following table summarizes the restructuring activity for the year ended December 31, 2009:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	31,018	3,150	34,168
Payments	(11,859)	(1,203)	(13,062)
Non-cash items	(103)	(629)	(732)

Accrued liability as of December 31, 2009	$19,056	$1,318	$20,374

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 13—Other Income (Expense)

Other, net

        The following table presents the components of other, net:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Foreign exchange rate losses, net	$(29,900)	$(47,129)	$(22,047)
Equity gain (loss) of unconsolidated affiliates	1,185	(979)	(2,614)
Noncontrolling investment basis adjustment	(5,158)	—	—
Gain (loss) on derivative instruments assumed at Spin-Off	(38)	4,600	(5,748)
Federal excise tax refunds	—	—	12,058
Other	(1,453)	(670)	(256)

Total	$(35,364)	$(44,178)	$(18,607)

        In 2009, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized the resulting loss of $5 million.

        In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate losses, net.

        As a result of the Spin-Off, we assumed certain obligations of IAC related to IAC's Ask Jeeves Notes. When holders of the Ask Jeeves Notes converted their notes, they received shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we were obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. This obligation represented a derivative liability on our consolidated balance sheet because it was not indexed solely to shares of our common stock. We recorded the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of operations in other, net. The estimated fair value of this liability fluctuated primarily based on changes in the price of our common stock. In 2008, the remainder of these notes converted and we released approximately 0.5 million shares of our common stock with a fair value of $11 million to satisfy the final conversion requirements. In 2008 and 2007, we recognized net gains (losses) of $4 million and $(5) million related to these Ask Jeeves Notes. As of June 1, 2008, we had no further obligations related to the Ask Jeeves Notes.

        In 2007, we recorded refunds based on notification from the IRS totaling $15 million related to Federal Excise Tax ("FET") taxes remitted to the IRS but not collected from customers for airline ticket sales by one of our subsidiaries in the third quarter of 2001 through the third quarter of 2004, plus accrued interest thereon. We recorded $3 million to revenue as that amount relates to taxes remitted on airline ticket sales subsequent to our acquisition of the subsidiary. We recorded $12 million to other, net for taxes remitted on airline ticket sales prior to the acquisition and total interest earned on all underlying tax remittances.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 14—Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

        We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2009:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$58,392	$32,255	$26,137	$—	$—
Guarantees	64,998	64,962	36	—	—
Letters of credit	42,033	42,033	—	—	—

	$165,423	$139,250	$26,173	$—	$—

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

        Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2009, 2008 and 2007.

Lease Commitments

        We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2018. For the years ended December 31, 2009, 2008 and 2007, we recorded rental expense of $50 million, $49 million and $33 million.

        The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2009, in thousands:

2010	$37,960
2011	35,082
2012	33,779
2013	29,132
2014	25,515
2015 and thereafter	69,121

$230,589

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

Legal Proceedings

        In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results.

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

        Litigation Relating to Hotel Occupancy Taxes.    Fifty-five lawsuits have been filed by cities and counties involving hotel occupancy taxes. In addition, there are five pending consumer lawsuits relating to taxes or fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, eighteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Seven dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas: Houston, Texas; Louisville, Kentucky; and Township of Lyndhurst, New Jersey) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $21 million and $20 million at December 31, 2009 and 2008, respectively. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.

        In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as "pay-to-play." These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. During 2009, we expensed and paid approximately $48 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. We paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the city's hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest. During the first quarter of 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        Class Action Lawsuit.    We are a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington's Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs' motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied the plaintiffs' motion for summary judgment on their Consumer Protection Act claim. The court concluded that the damages for the alleged breach were approximately $185 million. We have entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit. The Settlement Agreement was approved by the court on December 1, 2009. The court's order approving the Settlement Agreement has been appealed by third parties. We have denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and are settling the case to avoid costly and time-consuming litigation. We have estimated the range of possible loss associated with the settlement to be $19 million to $134 million and have $19 million accrued as of December 31, 2009, our best estimate of the low end of the range of the probable costs associated with the settlement. The terms of the Settlement Agreement provided the class members the option to elect settlement in cash. For those not electing cash, amounts will be settled in coupons. The period during which to make this election ended on January 1, 2010. The $19 million settlement liability includes an estimated coupon redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

        In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2009 and 2008, the net basis in our ownership interest was $17 million and $18 million recorded in long-term investments and other assets. In 2009 and 2008, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were nominal.

        On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, our related party transactions with the newly constituted IAC have been immaterial and we expect this trend to continue on a go-forward basis.

NOTE 16—Segment Information

        Beginning in the first quarter of 2009, we have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. The change from two reportable segments, North America and Europe, was a result of the reorganization of our business around our global brands. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is Operating Income Before Amortization ("OIBA"). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group. We base the allocations

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations.

        Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and hotels.com in the United States and localized Expedia and hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Network segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions, as well as through its various travel media content properties within the TripAdvisor Media Network. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

        Concurrent with the change to three reportable segments, we have expanded our segment disclosure to include intersegment revenues, which primarily consist of advertising and media services provided by our TripAdvisor Media Network segment to our Leisure segment. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within "Corporate and Eliminations" in the table below.

        Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring charges and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below.

        The following tables present our segment information for the years ended December 31, 2009, 2008 and 2007. As a significant portion of our property and equipment is not allocated to our operating

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,634,766	$212,375	$108,285	$—	$2,955,426
Intersegment revenue	—	139,714	—	(139,714)	—

Revenue	$2,634,766	$352,089	$108,285	$(139,714)	$2,955,426

Operating Income Before Amortization	$856,967	$195,933	$1,350	$(292,718)	$761,532
Amortization of intangible assets	—	—	—	(37,681)	(37,681)
Stock-based compensation	—	—	—	(61,661)	(61,661)
Restructuring charges	—	—	—	(34,168)	(34,168)
Occupancy tax assessments and legal reserves	—	—	—	(67,658)	(67,658)
Realized loss on revenue hedges	—	—	—	11,050	11,050

Operating income (loss)	$856,967	$195,933	$1,350	$(482,836)	571,414

Other expense, net					(113,391)

Income before income taxes					458,023
Provision for income taxes					(154,400)

Net income					303,623
Net income attributable to noncontrolling interests					(4,097)

Net income attributable to Expedia, Inc.					$299,526

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2008
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,626,814	$200,578	$109,621	$—	$2,937,013
Intersegment revenue	—	97,668	—	(97,668)	—

Revenue	$2,626,814	$298,246	$109,621	$(97,668)	$2,937,013

Operating Income Before Amortization	$844,546	$150,036	$4,763	$(301,571)	$697,774
Amortization of intangible assets	—	—	—	(69,436)	(69,436)
Impairment of goodwill	—	—	—	(2,762,100)	(2,762,100)
Impairment of intangible and other long-lived assets	—	—	—	(233,900)	(233,900)
Stock-based compensation	—	—	—	(61,291)	(61,291)

Operating income (loss)	$844,546	$150,036	$4,763	$(3,428,298)	(2,428,953)

Other expense, net					(85,751)

Loss before income taxes					(2,514,704)
Provision for income taxes					(5,966)

Net loss					(2,520,670)
Net loss attributable to noncontrolling interests					2,907

Net loss attributable to Expedia, Inc.					$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2007
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,448,851	$125,211	$91,270	$—	$2,665,332
Intersegment revenue	—	77,180	—	(77,180)	—

Revenue	$2,448,851	$202,391	$91,270	$(77,180)	$2,665,332

Operating Income Before Amortization	$842,302	$103,939	$2,732	$(279,486)	$669,487
Amortization of intangible assets	—	—	—	(77,569)	(77,569)
Stock-based compensation	—	—	—	(62,849)	(62,849)

Operating income (loss)	$842,302	$103,939	$2,732	$(419,904)	529,069

Other expense, net					(32,085)

Income before income taxes					496,984
Provision for income taxes					(203,114)

Net income					293,870
Net loss attributable to noncontrolling interests					1,994

Net income attributable to Expedia, Inc.					$295,864

Geographic Information

        The following table presents revenue by geographic area, the United States and all other countries, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue
United States	$1,865,996	$1,937,068	$1,811,922
All other countries	1,089,430	999,945	853,410

	$2,955,426	$2,937,013	$2,665,332

        The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(In thousands)
Property and equipment, net
United States	$208,190	$219,543
All other countries	28,630	28,411

	$236,820	$247,954

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 17—Valuation and Qualifying Accounts

        The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards "charged-back" due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$12,584	$4,879	$629	$(3,530)	$14,562
Other reserves	5,842				6,599
2008
Allowance for doubtful accounts	$6,081	$6,121	$1,974	$(1,592)	$12,584
Other reserves	6,300				5,842
2007
Allowance for doubtful accounts	$4,874	$4,289	$395	$(3,477)	$6,081
Other reserves	6,046				6,300

NOTE 18—Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2009
Revenue	$635,712	$769,768	$852,428	$697,518
Operating income	92,947	114,642	222,974	140,851
Net income attributable to Expedia, Inc.	39,384	40,902	117,014	102,226
Basic earnings per share(1)	$0.14	$0.14	$0.41	$0.35
Diluted earnings per share(1)	0.14	0.14	0.40	0.35
Year ended December 31, 2008
Revenue	$687,817	$795,048	$833,337	$620,811
Operating income (loss)(2)	89,998	170,541	199,586	(2,889,078)
Net income (loss) attributable to Expedia, Inc.(2)	51,306	96,089	94,824	(2,759,982)
Basic earnings per share(1)	$0.18	$0.34	$0.33	$(9.62)
Diluted earnings per share(1)	0.17	0.33	0.33	(9.62)

(1)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year. As we recorded a net loss for the fourth quarter of 2008, we have revised our diluted earnings per share amounts for that period to exclude the impacts of common stock equivalents, as they are antidilutive. Thus, basic and diluted earnings per share for the fourth quarter of 2008 are equal.

(2)
Included as part of operating loss and net loss attributable to Expedia, Inc. for the fourth quarter of 2008 is an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets. In addition, the fourth quarter of 2008 was impacted by a $7 million adjustment related to intangible amortization which should have been included in prior quarterly periods of 2008.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,512,127	$844,657	$(401,358)	$2,955,426
Costs and expenses:
Cost of revenue	—	498,963	112,545	(4,257)	607,251
Selling and marketing	—	1,012,265	411,697	(396,900)	1,027,062
Technology and content	—	253,386	66,340	(18)	319,708
General and administrative	—	179,014	111,653	(183)	290,484
Amortization of intangible assets	—	10,599	27,082	—	37,681
Occupancy tax assessments and legal reserves	—	67,658	—	—	67,658
Restructuring charges	—	8,761	25,407	—	34,168

Operating income	—	481,481	89,933	—	571,414
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	347,786	21,715	—	(369,501)	—
Other, net	(72,780)	(5,129)	(35,482)	—	(113,391)

Total other income (expense), net	275,006	16,586	(35,482)	(369,501)	(113,391)

Income before income taxes	275,006	498,067	54,451	(369,501)	458,023
Provision for income taxes	24,520	(147,124)	(31,796)	—	(154,400)

Net income	299,526	350,943	22,655	(369,501)	303,623
Net income attributable to noncontrolling interests	—	—	(4,097)	—	(4,097)

Net income attributable to Expedia, Inc.	$299,526	$350,943	$18,558	$(369,501)	$299,526

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,618,064	$740,027	$(421,078)	$2,937,013
Costs and expenses:
Cost of revenue	—	534,330	108,928	(4,549)	638,709
Selling and marketing	—	1,080,596	441,189	(416,448)	1,105,337
Technology and content	—	234,444	53,103	216	287,763
General and administrative	—	174,935	94,083	(297)	268,721
Amortization of intangible assets	—	52,928	16,508	—	69,436
Impairment of goodwill	—	2,592,672	169,428	—	2,762,100
Impairment of intangible and other long-lived assets	—	198,541	35,359	—	233,900

Operating loss	—	(2,250,382)	(178,571)	—	(2,428,953)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(2,490,324)	(138,939)	—	2,629,263	—
Other, net	(50,648)	(13,719)	(21,384)	—	(85,751)

Total other expense, net	(2,540,972)	(152,658)	(21,384)	2,629,263	(85,751)

Loss before income taxes	(2,540,972)	(2,403,040)	(199,955)	2,629,263	(2,514,704)
Provision for income taxes	23,209	(83,849)	54,674	—	(5,966)

Net loss	(2,517,763)	(2,486,889)	(145,281)	2,629,263	(2,520,670)
Net loss attributable to noncontrolling interests	—	—	2,907	—	2,907

Net loss attributable to Expedia, Inc.	$(2,517,763)	$(2,486,889)	$(142,374)	$2,629,263	$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,439,218	$598,594	$(372,480)	$2,665,332
Operating expenses:
Cost of revenue	—	474,500	95,449	(4,893)	565,056
Selling and marketing	—	998,769	364,213	(367,767)	995,215
Technology and content	—	205,721	40,362	(20)	246,063
General and administrative	—	173,928	78,232	200	252,360
Amortization of intangible assets	—	69,828	7,741	—	77,569

Operating income	—	516,472	12,597	—	529,069
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	326,003	8,230	—	(334,233)	—
Other, net	(44,080)	12,448	(462)	9	(32,085)

Total other income (expense), net	281,923	20,678	(462)	(334,224)	(32,085)

Income before income taxes	281,923	537,150	12,135	(334,224)	496,984

Provision for income taxes	13,941	(207,877)	(9,178)	—	(203,114)

Net income	295,864	329,273	2,957	(334,224)	293,870
Net loss attributable to noncontrolling interests	—	—	1,994	—	1,994

Net income attributable to Expedia, Inc.	$295,864	$329,273	$4,951	$(334,224)	$295,864

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$95,846	$1,643,085	$420,379	$(934,261)	$1,225,049
Investment in subsidiaries	4,163,845	590,536	—	(4,754,381)	—
Intangible assets, net	—	684,367	138,664	—	823,031
Goodwill	—	3,057,942	546,052	—	3,603,994
Other assets, net	3,128	199,838	82,116	—	285,082

TOTAL ASSETS	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$618,007	$1,621,449	$529,862	$(934,261)	$1,835,057
Long-term debt	895,086	—	—	—	895,086
Other liabilities	—	377,821	79,466	—	457,287
Stockholders' equity	2,749,726	4,176,498	577,883	(4,754,381)	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,799,986	545,401	—	(4,345,387)	—
Intangible assets, net	—	687,786	145,633	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities	—	355,561	47,008	—	402,569
Stockholders' equity	2,380,964	3,809,505	535,882	(4,345,387)	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$586,275	$89,729	$676,004

Investing activities:
Capital expenditures, including internal-use software and website development	—	(74,015)	(18,002)	(92,017)
Purchase of short-term investments	—	—	(45,903)	(45,903)
Maturities of short-term investments	—	—	93,092	93,092
Acquisitions, net of cash acquired	—	—	(45,007)	(45,007)
Other, net	—	49,339	(7,323)	42,016

Net cash used in investing activities	—	(24,676)	(23,143)	(47,819)

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	(9,149)	1,178	7,971	—
Other, net	9,149	(10,213)	(9,268)	(10,332)

Net cash used in financing activities	—	(659,035)	(1,297)	(660,332)
Effect of exchange rate changes on cash and cash equivalents	—	(22,050)	31,329	9,279

Net increase (decrease) in cash and cash equivalents	—	(119,486)	96,618	(22,868)
Cash and cash equivalents at beginning of year	—	538,341	127,071	665,412

Cash and cash equivalents at end of year	$—	$418,855	$223,689	$642,544

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$241,282	$279,406	$520,688

Investing activities:
Capital expenditures, including internal-use software and website development	—	(133,842)	(25,985)	(159,827)
Acquisitions, net of cash acquired	—	—	(538,439)	(538,439)
Purchase of short-term investments	—	—	(92,923)	(92,923)
Net settlement of foreign currency forwards	—	(55,175)	—	(55,175)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Distribution from Reserve Primary Fund	—	64,387	—	64,387
Other, net	—	(157)	2,936	2,779

Net cash used in investing activities	—	(205,147)	(654,411)	(859,558)

Financing activities:
Credit facility borrowings	—	740,000	—	740,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	—	392,348
Transfers (to) from related parties	(386,108)	115,955	270,153	—
Other, net	(6,240)	12,035	1,658	7,453

Net cash provided by financing activities	—	192,990	271,811	464,801
Effect of exchange rate changes on cash and cash equivalents	—	(69,983)	(7,922)	(77,905)

Net increase (decrease) in cash and cash equivalents	—	159,142	(111,116)	48,026
Cash and cash equivalents at beginning of year	—	379,199	238,187	617,386

Cash and cash equivalents at end of year	$—	$538,341	$127,071	$665,412

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$610,105	$101,964	$712,069

Investing activities:
Capital expenditures, including internal-use software and website development	—	(72,263)	(14,395)	(86,658)
Other, net	—	(39,695)	(53,153)	(92,848)

Net cash used in investing activities	—	(111,958)	(67,548)	(179,506)

Financing activities:
Borrowings on credit facility	—	755,000	—	755,000
Repayments on credit facility	—	(170,000)	—	(170,000)
Treasury stock activity	(1,397,173)	—	—	(1,397,173)
Transfers (to) from related parties	1,399,386	(1,399,386)	—	—
Excess tax benefit on equity awards	95,702	—	—	95,702
Withholding taxes for stock option exercises	(121,208)	—	—	(121,208)
Other, net	23,293	14,798	9,609	47,700

Net cash provided by (used in) financing activities	—	(799,588)	9,609	(789,979)
Effect of exchange rate changes on cash and cash equivalents	—	22,100	(572)	21,528

Net increase (decrease) in cash and cash equivalents	—	(279,341)	43,453	(235,888)
Cash and cash equivalents at beginning of year	—	658,540	194,734	853,274

Cash and cash equivalents at end of year	$—	$379,199	$238,187	$617,386

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Dated: February 25, 2010	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE John C. Malone	Chairman of the Board and Director	February 25, 2010
/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director, Chief Executive Officer and President	February 25, 2010
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	February 25, 2010
/s/ DONNE F. FISHER Donne F. Fisher	Director	February 25, 2010
/s/ M. IAN G. GILCHRIST M. Ian G. Gilchrist	Director	February 25, 2010
/s/ EVAN D. MALONE Evan D. Malone	Director	February 25, 2010
/s/ DAVID E. RAPLEY David E. Rapley	Director	February 25, 2010
/s/ M. LAVOY ROBISON M. LaVoy Robison	Director	February 25, 2010
/s/ LARRY E. ROMRELL Larry E. Romrell	Director	February 25, 2010
/s/ DAVID J.A. FLOWERS David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	February 25, 2010
/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2010

EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2—Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Agreement and Plan of Merger, dated as of May 3, 2009, by and among Liberty, Liberty Entertainment, Inc. ("LEI"), The DIRECTV Group, Inc. ("Old DTV"), DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 to Old DTV's Current Report of Form 8-K (File No: 001-31945) as filed on May 4, 2009 (the "Old DTV 8-K")).

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 29, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on July 30, 2009 (the "July 2009 8-K")).

2.3

Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 2, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on October 2, 2009 (the "October 2009 8-K")).

3—Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Company, dated November 19, 2009 ((incorporated by reference to Exhibit 3.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on November 20, 2009).

3.2	Bylaws of the Company (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33982) as filed on August 14, 2008).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for shares of the Registrant's Liberty Interactive Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to Liberty's Registration Statement on Form S-4 (File No. 333-145936) as filed on September 7, 2007 (the "September 2007 S-4")).

4.2	Specimen certificate for shares of the Registrant's Liberty Interactive Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the September 2007 S-4).
4.3	Specimen certificate for shares of the Registrant's Liberty Capital Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the September 2007 S-4).
4.4	Specimen certificate for shares of the Registrant's Liberty Capital Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the September 2007 S-4).
4.5

Specimen certificate for shares of the Registrant's Series A Liberty Starz common stock, par value $.01 per share ((incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Liberty's Registration Statement on Form 8-A (File No: 001-33982) as filed on November 20, 2009 (the "Starz Form 8-A/A")).

4.6	Specimen certificate for shares of the Registrant's Series B Liberty Starz common stock, par value $.01 per share ((incorporated by reference to Exhibit 4.2 to the Starz Form 8-A/A).

4.7	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
10.1

Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC ("Old Liberty"), Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.2

First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.3

Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.4

Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.5

Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.6

Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.7

Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.8

Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.9

Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.10

Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof.*

10.11

Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Old Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Old Liberty and John C. Malone (collectively, the "Malone Employment Agreement").*

10.12	Second Amendment to Malone Employment Agreement effective January 1, 2003.*
10.13

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009) (the "Liberty 2008 10-K")).

10.14	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty 2008 10-K).
10.15	Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan").*
10.16	Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan").*
10.17	Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients].*
10.18	Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for all other award recipients].*
10.19	Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients].*
10.20	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan.*
10.21	Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (the "Director Plan").*
10.22	Form of Stock Appreciation Rights Agreement under the Director Plan.*
10.23	Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).
10.24	Termination Agreement, dated as of March 27, 2009, between Old Liberty and Robert R. Bennett.*
10.25

Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

10.26

Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Liberty 2008 10-K).

10.27	Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement.*

10.28

Credit Agreement, dated as of October 4, 2006, as amended and restated as of June 16, 2009, among QVC, Inc., Wachovia Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bank of America, N.A., as syndication agents, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Scotland PLC, Fortis Bank SA/NV, New York Branch and Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on June 19, 2009 (the "Liberty June 2009 8-K")).

10.29

Credit Agreement, dated as of March 3, 2006, as amended and restated as of June 16, 2009, among QVC, Inc., JP Morgan Chase Bank, N.A., as administrative agent, Wachovia Capital Markets, LLC as syndication agent, and JP Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, Mizuho Corporate Bank,  Ltd., Calyon New York Branch and Royal Bank of Scotland PLC, as documentation agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.3 to the Liberty June 2009 8-K).

10.30

Form of Indemnification Agreement between Liberty and its executive officers/directors (incorporated by reference to Exhibit 10.37 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007) (the "Liberty 2006 10-K").

10.31	Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News Agreement") (incorporated by reference to Exhibit 10.38 to the Liberty 2006 10-K).
10.32

Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is Exhibit A-I to the News Agreement) (incorporated by reference to Exhibit 10.39 to the Liberty 2006 10-K).

10.33

Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A, as amended on July 29, 2009 (incorporated by reference to Exhibit 10.3 to the Old DTV 8-K).

10.34

Amendment No. 1 to the Voting and Right of First Refusal Agreement, dated as of July 29, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty July 2009 8-K).

10.35

Amendment No. 2 to the Voting and Right of First Refusal Agreement, dated as of October 2, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty October 2009 8-K).

10.36

Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 to Old DTV 8-K).

10.37

Tax Sharing Agreement, dated as of November 19, 2009, by and between Liberty and LEI (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the LEI Registration Statement on Form S-4 (File No: 333-158795) as filed on June 8, 2009).

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
99.2	Reconciliation of Liberty Media Corporation Net Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

*
Filed herewith.

**
Furnished herewith.