Form 10-Q
period 2010-03-31
LIBERTY MEDIA CORP
filed 2010-05-07
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2010 was:

	Series A	Series B
Liberty Capital common stock	87,965,714	7,381,311
Liberty Interactive common stock	568,101,194	29,250,069
Liberty Starz common stock	48,909,740	2,363,545

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2010	December 31, 2009
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$5,216	4,835
Trade and other receivables, net	1,293	1,518
Inventory, net	1,007	985
Program rights	507	469
Financial instruments (note 8)	340	752
Other current assets	194	168

Total current assets	8,557	8,727

Investments in available-for-sale securities and other cost investments, including $913 million and $851 million pledged as collateral for share borrowing arrangements (note 6)	4,343	4,120
Investments in affiliates, accounted for using the equity method (note 7)	959	1,030
Property and equipment, at cost	2,163	2,163
Accumulated depreciation	(885)	(858)

	1,278	1,305

Intangible assets not subject to amortization (note 9):
Goodwill	6,192	6,225
Trademarks	2,508	2,508
Other	153	153

	8,853	8,886

Intangible assets subject to amortization, net (note 9)	2,915	3,027
Other assets, at cost, net of accumulated amortization	1,542	1,536

Total assets	$28,447	28,631

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, continued

(unaudited)

	March 31, 2010	December 31, 2009
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$547	598
Accrued liabilities	972	1,037
Financial instruments (note 8)	1,068	1,002
Current portion of debt (note 10)	1,203	1,932
Current deferred income tax liabilities	1,248	1,247
Other current liabilities	429	360

Total current liabilities	5,467	6,176

Long-term debt, including $2,322 million and $2,254 million measured at fair value (note 10)	8,031	7,842
Deferred income tax liabilities	2,715	2,675
Other liabilities	1,681	1,700

Total liabilities	17,894	18,393

Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 89,927,424 shares at March 31, 2010 and 89,814,862 shares at December 31, 2009	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,381,311 shares at March 31, 2010 and 7,405,151 shares at December 31, 2009	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 48,886,240 shares at March 31, 2010 and 49,673,954 shares at December 31, 2009	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,363,545 shares at March 31, 2010 and 2,365,545 shares at December 31, 2009	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 567,853,237 shares at March 31, 2010 and 567,044,845 shares at December 31, 2009	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,268,069 shares at March 31, 2010 and 29,276,689 shares at December 31, 2009	—	—
Additional paid-in capital	8,914	8,900
Accumulated other comprehensive earnings, net of taxes	272	352
Retained earnings	1,239	850

Total stockholders' equity	10,432	10,109
Noncontrolling interests in equity of subsidiaries	121	129

Total equity	10,553	10,238

Commitments and contingencies (note 13)
Total liabilities and equity	$28,447	28,631

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended March 31,
	2010	2009
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$2,025	1,831
Communications and programming services	473	422

	2,498	2,253

Operating costs and expenses:
Cost of sales	1,294	1,183
Operating	456	427
Selling, general and administrative, including stock-based compensation (note 3)	346	258
Depreciation and amortization	162	173

	2,258	2,041

Operating income	240	212
Other income (expense):
Interest expense	(170)	(137)
Share of earnings (losses) of affiliates, net (note 7)	9	(105)
Realized and unrealized gains (losses) on financial instruments, net (note 8)	167	(264)
Gains (losses) on dispositions, net (note 6)	363	(2)
Other, net	(2)	11

	367	(497)

Earnings (loss) from continuing operations before income taxes	607	(285)
Income tax benefit (expense)	(208)	137

Earnings (loss) from continuing operations	399	(148)
Earnings from discontinued operations, net of taxes (note 2)	—	21

Net earnings (loss)	399	(127)
Less net earnings attributable to the noncontrolling interests	10	9

Net earnings (loss) attributable to Liberty Media Corporation shareholders	$389	(136)

Net earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$22	(160)
Liberty Starz common stock	57	81
Liberty Interactive common stock	310	(57)

	$389	(136)

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations, continued

(unaudited)

	Three months ended March 31,
	2010	2009
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.23	(1.67)
Series A and Series B Liberty Starz common stock	$1.14	.12
Series A and Series B Liberty Interactive common stock	$.52	(.10)
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.22	(1.67)
Series A and Series B Liberty Starz common stock	$1.10	.12
Series A and Series B Liberty Interactive common stock	$.51	(.10)
Basic net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.23	(1.67)
Series A and Series B Liberty Starz common stock	$1.14	.16
Series A and Series B Liberty Interactive common stock	$.52	(.10)
Diluted net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.22	(1.67)
Series A and Series B Liberty Starz common stock	$1.10	.16
Series A and Series B Liberty Interactive common stock	$.51	(.10)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended March 31,
	2010	2009
	amounts in millions
Net earnings (loss)	$399	(127)

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(52)	(87)
Unrealized holding gains (losses) arising during the period	65	(2)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	(112)	2
Share of other comprehensive earnings (loss) of equity affiliates	5	(15)
Other comprehensive loss from discontinued operations	—	(1)
Other	13	17

Other comprehensive loss	(81)	(86)

Comprehensive earnings (loss)	318	(213)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	9	(4)

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders	$309	(209)

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$82	(157)
Liberty Starz common stock	57	80
Liberty Interactive common stock	170	(132)

	$309	(209)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended March 31,
	2010	2009
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$399	(127)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Earnings from discontinued operations	—	(21)
Depreciation and amortization	162	173
Stock-based compensation	39	28
Cash payments for stock-based compensation	(29)	—
Noncash interest expense	25	18
Share of (earnings) losses of affiliates, net	(9)	105
Cash receipts from returns on equity investments	5	—
Realized and unrealized (gains) losses on financial instruments, net	(167)	264
Losses (gains) on disposition of assets, net	(363)	2
Deferred income tax (benefit) expense	91	(201)
Other noncash charges, net	43	39
Changes in operating assets and liabilities
Current and other assets	99	258
Payables and other current liabilities	42	(298)

Net cash provided by operating activities	337	240

Cash flows from investing activities:
Cash proceeds from dispositions	509	71
Proceeds from settlement of financial instruments, net	414	61
Investments in and loans to cost and equity investees	(176)	(418)
Repayment of loan by equity investee	25	—
Capital expended for property and equipment	(61)	(35)
Net sales of short term investments	35	35
Net (increase) decrease in restricted cash	(44)	12
Other investing activities, net	(8)	(11)

Net cash provided (used) by investing activities	694	(285)

Cash flows from financing activities:
Borrowings of debt	1,059	1,970
Repayments of debt	(1,667)	(355)
Repurchases of Liberty common stock	(44)	(3)
Other financing activities, net	13	(22)

Net cash provided (used) by financing activities	(639)	1,590

Effect of foreign currency exchange rates on cash	(11)	(37)

Net cash provided by discontinued operations:
Cash provided by operating activities	—	5
Cash provided by investing activities	—	10
Cash provided by financing activities	—	—
Change in available cash held by discontinued operations	—	27

Net cash provided by discontinued operations	—	42

Net increase in cash and cash equivalents	381	1,550
Cash and cash equivalents at beginning of period	4,835	3,060

Cash and cash equivalents at end of period	$5,216	4,610

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2010

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive			Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred stock							Additional paid-in capital		Retained earnings		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2010	$—	1	—	—	—	6	—	8,900	352	850	129	10,238
Net earnings	—	—	—	—	—	—	—	—	—	389	10	399
Other comprehensive loss	—	—	—	—	—	—	—	—	(80)	—	(1)	(81)
Stock compensation	—	—	—	—	—	—	—	54	—	—	—	54
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	4	—	—	—	4
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Other	—	—	—	—	—	—	—	—	—	—	2	2

Balance at March 31, 2010	$—	1	—	—	—	6	—	8,914	272	1,239	121	10,553

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010
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

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2009.

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

(2)   Tracking Stocks

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has three tracking stocks—Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which are intended to track and reflect the economic performance of the Interactive Group, Starz Group and Capital Group, respectively. While the Interactive Group, the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

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

        LEI held Liberty's 57% interest in DIRECTV (which had a carrying value of $13,475 million at the time of the Split-Off), 100% interest in Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with Liberty and continue to be attributed to the Entertainment Group, which Liberty redesignated as the Starz Group. The businesses that were held by LEI are accounted for as discontinued operations for periods prior to the Split-Off.

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

        Liberty has reflected the Reattribution prospectively in the unaudited attributed financial information. This change in attribution had no effect on the assets and liabilities attributed to the Starz Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding") and BuySeasons, Inc. ("BuySeasons") and its noncontrolling interest in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Tree.com, Inc. ("Lending Tree") and IAC/InterActiveCorp ("IAC"). In addition, Liberty has attributed $3,556 million principal amount (as of March 31, 2010) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz Entertainment, LLC ("Starz Entertainment") and $720 million of corporate cash (as of March 31, 2010). The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty has attributed $2,480 million of cash, including subsidiary cash, and $2,267 million principal amount (as of March 31, 2010) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

        During the second quarter of 2009, each of the Starz Group and the Capital Group made intergroup loans to the Interactive Group in the amount of $250 million. In the first quarter of 2010, the Interactive Group repaid the remaining balance of the intergroup loans by making payments of $158 million to each the Starz Group and Capital Group.

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

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2010	$39
March 31, 2009	$28

        In March of 2010, Liberty granted, primarily to QVC employees, 3.5 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $5.38 per share. These options vest semi-annually over the 4 year vesting period.

        During the three months ended March 31, 2010, Liberty granted, primarily to Starz Entertainment employees, 209,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $16.16 per share. These options vest quarterly over the 4 year vesting period.

        In addition, during the three months ended March 31, 2010 Liberty granted 6.2 million options to purchase shares of Series A Liberty Interactive common stock, 1.1 million options to purchase shares of Series A Liberty Capital common stock and 651,000 options to purchase shares of Series A Liberty Starz common stock, as a long-term incentive grant to Liberty officers. Such options had a weighted average grant-date fair value of $8.07, $19.38 and $22.94 per share, respectively. These options vest one third each on June 30, 2013, June 30, 2014 and December 31, 2015.

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

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2010	5,069	$14.45	40,832	$11.30	2,595	$43.13
Granted	1,087	$34.39	9,702	$14.03	860	$51.17
Exercised	(182)	$13.74	(636)	$4.06	(36)	$30.75
Forfeited/Cancelled/Exchanged	(23)	$11.13	(293)	$6.43	(11)	$35.06

Outstanding at March 31, 2010	5,951	$18.13	49,605	$11.96	3,408	$45.32

Exercisable at March 31, 2010	2,164	$11.94	15,806	$17.48	597	$29.77

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table provides additional information about outstanding options to purchase Liberty common stock at March 31, 2010.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	5,951	$18.13	5.9 years	$108,625	2,164	$11.94	$52,961
Series A Interactive	49,605	$11.96	5.7 years	$241,380	15,806	$17.48	$34,917
Series B Interactive	7,491	$23.41	1.2 years	$—	7,491	$23.41	$—
Series A Starz	3,408	$45.32	6.7 years	$39,026	597	$29.77	$14,948
Series B Starz	599	$31.33	1.2 years	$13,386	599	$31.33	$13,386

        As of March 31, 2010, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $236 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3 years.

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

Series A and Series B Liberty Capital Common Stock

        Liberty Capital basic EPS for the three months ended March 31, 2010 and 2009 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (97 million and 96 million, respectively). Fully diluted EPS for the three months ended March 31, 2010 and 2009 includes 2 million and less than 1 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2010 are approximately 1 million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Starz Common Stock

        Liberty Starz basic EPS for the three months ended March 31, 2010 and 2009 was computed by dividing the net earnings attributable to the Starz Group by the weighted average outstanding shares of Liberty Starz common stock for the period (50 million and 517 million, respectively). Fully diluted EPS for the three months ended March 31, 2010 and 2009 includes 2 million and 1 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2010 are approximately 1 million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Interactive Common Stock

        Liberty Interactive basic EPS for the three months ended March 31, 2010 and 2009 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (595 million and 594 million, respectively). Fully diluted EPS for the three months ended March 31, 2010 and 2009 includes 7 million and 2 million common stock equivalents, respectively. Excluded from diluted EPS for the three months

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

ended March 31, 2010 are approximately 31 million potential common shares because their inclusion would be anti-dilutive.

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2010
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,313	3,934	379	—
Financial instrument assets	$340	—	340	—
Financial instrument liabilities	$1,106	913	193	—
Debt	$2,322	—	2,322	—

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

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $3,211 million as of March 31, 2010.

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	March 31, 2010	December 31, 2009
	amounts in millions
Capital Group
Time Warner Inc.(1)	$1,070	997
Time Warner Cable Inc.(1)	458	356
Sprint Nextel Corporation ("Sprint")(1)	270	260
Motorola, Inc.(1)	364	403
Viacom, Inc.	261	226
Live Nation(2)	360	—
CenturyTel, Inc./Embarq Corporation(1)	191	195
Other AFS equity securities(1)	218	220
Sirius debt securities(3)	450	300
Other AFS debt securities	379	376
Other cost investments and related receivables	22	22

Total attributed Capital Group	4,043	3,355

Interactive Group
IAC(4)	292	492
Other(5)	7	242

Total attributed Interactive Group	299	734

Starz Group
Other	1	31

Total attributed Starz Group	1	31

Consolidated Liberty	$4,343	4,120

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)
On January 25, 2010, Live Nation, Inc. and Ticketmaster Entertainment, Inc. completed a merger transaction. Liberty owned approximately 29% of the outstanding common stock of Ticketmaster and received 1.474 shares of Live Nation for each share of Ticketmaster. As a result of the merger Liberty now owns approximately 15% of the combined entity and accounts for the new investment as an AFS security. Liberty recorded the transaction at fair value and recorded a $178 million gain. At the time of the merger the investment was attributed to the Interactive Group. As a result of the reattribution the Live Nation investment is attributed to the Capital Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(3)
During the three months ended March 31, 2010, Liberty acquired $150 million of Sirius 8.75% bonds due April 15, 2015 at par.

(4)
During the three months ended March 31, 2010, Liberty sold approximately 3.7 million shares of IAC in the open market for cash proceeds of approximately $77 million. Liberty also physically settled a derivative by delivering 7.5 million shares of IAC for proceeds of $153 million. The combined gain on the disposition of IAC shares, recorded in gains (losses) on dispositions, net, was $53 million.

(5)
During the three months ended March 31, 2010, QVC sold its investment in GSI Commerce for aggregate cash proceeds of $220 million. QVC recognized a $132 million gain on the sale.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2010		December 31, 2009
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$188	71	258	69
Gross unrealized holding losses	$—	(3)	—	—

(7)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2010 and the carrying amount at December 31, 2009:

	March 31, 2010		December 31, 2009
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
Expedia	24%	634	631
Other	various	207	264
Capital Group
Sirius	40%	22	33
Other	various	96	102

		$959	1,030

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2010	2009
	amounts in millions
Interactive Group
Expedia	14	9
Other	9	(104)
Capital Group
Sirius	(8)	—
Other	(6)	(8)
Starz Group
Other	—	(2)

	$9	(105)

Expedia

        The market value of the Company's investment in Expedia was $1,727 million and $1,781 million at March 31, 2010 and December 31, 2009, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	amounts in millions
Current assets	$1,713	1,225
Property and equipment	236	237
Goodwill	3,584	3,604
Intangible assets	809	823
Other assets	78	48

Total assets	$6,420	5,937

Current liabilities	$2,444	1,835
Deferred income taxes	230	224
Long-term debt	895	895
Other liabilities	244	233
Noncontrolling interest	68	67
Equity	2,539	2,683

Total liabilities and equity	$6,420	5,937

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Three months ended March 31,
	2010	2009
	amounts in millions
Revenue	$718	636
Cost of revenue	(158)	(144)

Gross profit	560	492
Selling, general and administrative expenses	(439)	(381)
Amortization	(9)	(9)
Restructuring charges and other	—	(9)

Operating income	112	93
Interest expense	(21)	(22)
Other income (expense), net	1	(4)
Income tax expense	(32)	(27)

Net earnings	60	40
Net earnings attributable to noncontrolling interests	(1)	(1)

Net earnings attributable to Expedia, Inc.	$59	39

Sirius XM Radio Inc.

        During 2009, Liberty made equity contributions and loans to SIRIUS XM and made open market purchases of SIRIUS XM public debt.

        In the first quarter of 2009, Liberty and SIRIUS XM entered into a senior secured loan agreement (the "Senior Loan") whereby Liberty loaned SIRIUS XM $250 million and made a commitment to loan an additional $30 million to fund qualifying expenditures by SIRIUS XM (the "Purchase Money Commitment"). In exchange for making the Senior Loan, Liberty received a $30 million origination fee. Liberty accounted for the origination fee as a discount to the Senior Loan. On March 6, 2009, Liberty (i) purchased $100 million of a new senior loan facility of a subsidiary of SIRIUS XM ("Subsidiary Senior Loan"), (ii) purchased $61 million of bank debt of such subsidiary directly from the lending group and (iii) committed to make a loan of $150 million to such subsidiary in December 2009 ("Subsidiary Commitment"). In addition, Liberty received voting preferred stock of SIRIUS XM (the "SIRIUS XM Preferred Stock"), which has substantially the same rights and preferences as common shareholders of SIRIUS XM, for a cash payment of $12,500. The SIRIUS XM Preferred Stock is convertible into common stock equal to 40% of the outstanding common shares after giving effect to such conversion.

        Liberty allocated the total consideration paid for the Subsidiary Senior Loan, the Subsidiary Commitment and the SIRIUS XM Preferred Stock to each of the instruments based on their relative fair values.

        During the first quarter of 2010, Liberty purchased an additional $150 million of Sirius 8.75% debt securities due April 15, 2015 at par. As of March 31, 2010, Liberty owns $429 million principal amount of SIRIUS XM public bonds, which are accounted for as AFS securities and have a fair market value of $450 million, and the SIRIUS XM Preferred Stock. Subsequent to quarter end SIRIUS XM

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

repurchased and retired certain public bonds of which Liberty owned approximately $55 million of the principal amount.

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of December 31, 2009 SIRIUS XM had total assets and liabilities of $7,264 million and $7,226 million, respectively. SIRIUS XM's net loss attributable to common shareholders was $529 million for the year ended December 31, 2009.

        As of March 31, 2010, the SIRIUS XM Preferred Stock had a market value of $2,251 million based on the value of the common stock into which it is convertible.

        Liberty's investment in SIRIUS XM has been attributed to the Capital Group.

(8)   Financial Instruments

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The Company's financial instruments are summarized as follows:

Type of financial instrument	March 31, 2010	December 31, 2009
	amounts in millions
Assets
Equity collars(1)	$340	752

Liabilities
Borrowed shares(2)	$913	851
Other	193	283

	1,106	1,134
Less current portion	(1,068)	(1,002)

	$38	132

(1)
Represents the Company's Sprint equity collars at March 31, 2010 which mature in the current year. The Company has made borrowings against substantially all of the future cash proceeds to be received by the Company upon expiration of these equity collars.

(2)
The market values of borrowed shares are as follows:

	March 31, 2010	December 31, 2009
	amounts in millions
Time Warner	$95	88
Time Warner Cable	40	31
Sprint	167	125
Motorola	364	403
CenturyTel	107	84
Other	140	120

	$913	851

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2010	2009
	amounts in millions
Non-strategic Securities	$209	10
Exchangeable senior debentures	(70)	(235)
Equity collars	2	(70)
Borrowed shares	(3)	5
Other	29	26

	$167	(264)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2010	$5,395	132	698	6,225
Foreign currency translation adjustments	(32)	—	—	(32)
Other	—	—	(1)	(1)

Balance at March 31, 2010	$5,363	132	697	6,192

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $116 million and $124 million for the three months ended March 31, 2010 and 2009, respectively. Based on its amortizable intangible assets as of March 31, 2010, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2010	$362
2011	$444
2012	$406
2013	$370
2014	$353

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Long-Term Debt

        Debt, excluding intergroup debt, is summarized as follows:

		Carrying value
	Outstanding principal March 31, 2010
		March 31, 2010	December 31, 2009
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,138	1,211	1,157
4% Exchangeable Senior Debentures due 2029	—	—	243
3.75% Exchangeable Senior Debentures due 2030	—	—	237
3.5% Exchangeable Senior Debentures due 2031	—	—	297
Liberty bank facility	750	750	750
Liberty derivative loan	379	379	838
Subsidiary debt	106	106	131

Total attributed Capital Group debt	2,373	2,446	3,653

Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
4% Exchangeable Senior Debentures due 2029	469	248	—
3.75% Exchangeable Senior Debentures due 2030	460	230	—
3.5% Exchangeable Senior Debentures due 2031	492	295	—
3.25% Exchangeable Senior Debentures due 2031	541	338	320
QVC 7.125% Senior Secured Notes due 2017	500	500	—
QVC 7.5% Senior Secured Notes due 2019	1,000	984	983
QVC 7.375% Senior Secured Notes due 2020	500	500	—
QVC Bank Credit Facilities	1,996	1,996	2,996
Other subsidiary debt	64	64	188

Total attributed Interactive Group debt	7,616	6,741	6,073

Starz Group
Subsidiary debt	47	47	48

Total attributed Starz Group debt	47	47	48

Total consolidated Liberty debt	$10,036	9,234	9,774

Less current maturities		(1,203)	(1,932)

Total long-term debt		$8,031	7,842

Senior Notes and Debentures

        In May of 2010, Liberty commenced a cash tender offer for up to $400 million aggregate principal amount of the outstanding 5.7% senior notes due 2013. The total consideration payable under the tender offer will be determined based on a modified "Dutch Auction" procedure. The settlement of the tender offer is expected to occur in the second quarter of 2010.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Exchangeable Senior Debentures

        As discussed in Note 2, effective February 25, 2010 the Board of Directors of Liberty reattributed the 4%, 3.75% and 3.5% Exchangeable Senior Debentures from the Liberty Capital Group to the Liberty Interactive group which was reflected on a prospective basis.

QVC 7.125% Senior Secured Notes due 2017

        During the first quarter of 2010, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par. QVC used the proceeds from such offering to retire certain outstanding term loans under QVC's Bank Credit Facilities that were to mature on various dates between 2010 and 2014.

QVC 7.375% Senior Secured Notes due 2020

        During the first quarter of 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. QVC used the proceeds from such offering to retire certain outstanding term loans under QVC's Bank Credit Facilities that were to mature on various dates between 2010 and 2014.

QVC Bank Credit Facilities

        As noted above, QVC retired outstanding term loans under its Amended Credit Agreements with proceeds from the issuance of the QVC Senior Secured Notes due 2017 and 2020, respectively. The remaining $1,996 million outstanding principal matures between June 2010 and March 2014 as follows: $175 million due in 2010; $452 million due in 2011; $400 million due in 2012; $400 million due in 2013; and $569 million due in 2014.

        QVC was in compliance with all of its debt covenants at March 31, 2010.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. These swap arrangements provide for QVC to make fixed payments at rates ranging from 4.96% to 5.29% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011. Until December 2008, Liberty accounted for these swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, these swaps no longer qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR. These swap arrangements do not qualify as cash flow hedges under GAAP.

Other Subsidiary Debt

        Other subsidiary debt at March 31, 2010 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2010 is as follows (amounts in millions):

Senior notes	$811
Senior debentures	$738
QVC senior secured notes	$2,024

        Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at March 31, 2010.

(11) Stockholders' Equity

        As of March 31, 2010, Liberty reserved for issuance upon exercise of outstanding stock options the following:

	Series A	Series B
	amounts in millions
Liberty Capital common stock	6.0	—
Liberty Interactive common stock	49.6	7.5
Liberty Starz common stock	3.4	0.6

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Starz common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Starz common stock, respectively, authorized for issuance. As of March 31, 2010, no shares of any Series C common stock were issued or outstanding.

        As of March 31, 2010, put options with respect to 12.6 million shares of LINTA with a weighted average put price of $17.27 remained outstanding. Such put options expire before November 15, 2010.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(12) Transactions with Related Parties

        As discussed in note 2, Liberty previously held an investment in DIRECTV. During the three months ended March 31, 2009, subsidiaries of Liberty recognized aggregate revenue of $75 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $8 million to DIRECTV for carriage and marketing.

(13) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at March 31, 2010 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2010 is payable as follows: $120 million in 2010 $5 million in 2011 and $2 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at March 31, 2010. Starz Entertainment is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz Entertainment has agreed to pay Sony Pictures Entertainment ("Sony") a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension. In December 2008, Starz Entertainment entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $284 million in 2010; $235 million in 2011; $93 million in 2012; $84 million in 2013; $67 million in 2014 and $145 million thereafter.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At March 31, 2010, Liberty's guarantees for obligations for films released by such date aggregated $673 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

        In connection with agreements for the sale of assets by Liberty or its subsidiaries, Liberty may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2010 aggregated $196 million, which is payable as follows: $77 million in 2010, $67 million in 2011 and $50 million in 2012 and $2 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

        For the three months ended March 31, 2010, Liberty has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Performance Measures

	Three months ended March 31,
	2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,757	366	1,588	317
Corporate and other	268	15	243	24

	2,025	381	1,831	341

Starz Group
Starz Entertainment	305	106	296	108
Corporate and other	2	(3)	1	(4)

	307	103	297	104

Capital Group
Starz Media	144	(7)	102	5
Corporate and other	22	(36)	23	(37)

	166	(43)	125	(32)

Consolidated Liberty	$2,498	441	2,253	413

Other Information

	March 31, 2010
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$14,562	2	51
Corporate and other	2,587	839	8

	17,149	841	59

Starz Group
Starz Entertainment	1,677	—	—
Corporate and other	756	—	—

	2,433	—	—

Capital Group
Starz Media	623	—	1
Corporate and other	8,313	118	1

	8,936	118	2

Inter-group eliminations	(71)	—	—

Consolidated Liberty	$28,447	959	61

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2010	2009
	amounts in millions
Consolidated segment Adjusted OIBDA	$441	413
Stock-based compensation	(39)	(28)
Depreciation and amortization	(162)	(173)
Interest expense	(170)	(137)
Share of earnings (losses) of affiliates, net	9	(105)
Realized and unrealized gains (losses) on financial instruments, net	167	(264)
Gains (losses) on dispositions, net	363	(2)
Other, net	(2)	11

Earnings (loss) from continuing operations before income taxes	$607	(285)

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, BuySeasons, Inc., Starz Media, LLC, Atlanta National League Baseball Club, Inc. and TruePosition, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, body building and fitness. BuySeasons operates websites that offer costumes, accessories, décor and party supplies. Starz Media develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.

        In addition to the foregoing businesses, we hold ownership interests in Expedia, Inc. and SIRIUS XM, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, IAC, Sprint Nextel Corporation and Live Nation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has three tracking stocks—Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which are intended to track and reflect the economic performance of the Interactive Group, Starz Group and Capital Group, respectively. While the Interactive Group, the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        On November 19, 2009, Liberty completed its previously announced split-off (the "Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The Split-Off was accomplished by a redemption (the "Redemption") of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with our company and continue to be attributed to the Entertainment Group, which we have redesignated as the Starz Group. The businesses that were held by LEI are accounted for as discontinued operations for the periods prior to the Split-off.

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

        Liberty has reflected the Reattribution prospectively in the unaudited attributed financial information. This change in attribution had no effect on the assets and liabilities attributed to the Starz Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons and our interests in Expedia, HSN, Interval, Lending Tree and IAC. In addition, we have attributed $3,556 million principal amount (as of March 31, 2010) of our public debt to the Interactive Group. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that we have attributed to it. The Starz Group consists primarily of our subsidiary Starz Entertainment and $720 million of corporate cash (as of March 31, 2010).

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities that we have attributed to it. The Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media, ANLBC, Leisure Arts, TruePosition and WFRV TV Station, and minority equity investments in SIRIUS XM, Live Nation, Time Warner Inc. and Sprint Nextel Corporation. In addition, as of March 31, 2010, we have attributed $2,480 million of cash, including subsidiary cash, and $2,267 million principal amount of our exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group.

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

Consolidated Operating Results

	Three months ended March 31,
	2010	2009
	amounts in millions
Revenue
Interactive Group
QVC	$1,757	1,588
Corporate and other	268	243

	2,025	1,831

Starz Group
Starz Entertainment	305	296
Corporate and other	2	1

	307	297

Capital Group
Starz Media	144	102
Corporate and other	22	23

	166	125

Consolidated Liberty	$2,498	2,253

Adjusted OIBDA
Interactive Group
QVC	$366	317
Corporate and other	15	24

	381	341

Starz Group
Starz Entertainment	106	108
Corporate and other	(3)	(4)

	103	104

Capital Group
Starz Media	(7)	5
Corporate and other	(36)	(37)

	(43)	(32)

Consolidated Liberty	$441	413

Operating Income (Loss)
Interactive Group
QVC	$232	177
Corporate and other	(14)	7

	218	184

Starz Group
Starz Entertainment	99	95
Corporate and other	(7)	(14)

	92	81

Capital Group
Starz Media	(9)	2
Corporate and other	(61)	(55)

	(70)	(53)

Consolidated Liberty	$240	212

        Revenue.    Our consolidated revenue increased 10.9% for the three month period ended March 31, 2010, as compared to the corresponding prior year period. The three month increase is due primarily to increases for QVC ($169 million) with additional increases from Starz Media ($42 million), our e-commerce businesses ($25 million) and Starz Entertainment ($9 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        Consolidated Adjusted OIBDA increased $28 million or 6.8% for the three months ended March 31, 2010 as compared to the corresponding prior year period. The three month increase is due to an increase at QVC ($49 million) offset by decreases at Starz Media ($12 million), the e-commerce businesses ($9 million) and Starz Entertainment ($2 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        We recorded $39 million and $28 million of stock compensation expense for the three months ended March 31, 2010 and 2009, respectively. The increase in stock compensation expense in 2010 relates to our liability classified awards due to an increase in our stock prices and to increased amortization of outstanding option awards. As of March 31, 2010, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $236 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 3 years.

        Operating income.    Our consolidated operating income increased $28 million for the three months ended March 31, 2010 as compared to the corresponding prior year period. The three month increase is primarily the net result of the increases for QVC ($55 million) and Starz Entertainment ($4 million) with offsets from Starz Media ($11 million), the e-commerce businesses ($9 million) and an increase in our corporate stock compensation.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2010	2009
	amounts in millions
Interest expense
Interactive Group	$(147)	(96)
Starz Group	—	(1)
Capital Group	(23)	(40)

Consolidated Liberty	$(170)	(137)

Share of earnings (losses) of affiliates
Interactive Group	$23	(95)
Starz Group	—	(2)
Capital Group	(14)	(8)

Consolidated Liberty	$9	(105)

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$25	(72)
Starz Group	(1)	7
Capital Group	143	(199)

Consolidated Liberty	$167	(264)

Gains (losses) on dispositions, net
Interactive Group	$364	(2)
Starz Group	—	—
Capital Group	(1)	—

Consolidated Liberty	$363	(2)

Other, net
Interactive Group	$(22)	(8)
Starz Group	—	(7)
Capital Group	20	26

Consolidated Liberty	$(2)	11

        Interest expense.    Consolidated interest expense increased 24.1% for the three months ended March 31, 2010 as compared to the corresponding prior year period. The overall increases in interest expense related to higher interest rates on variable rate debt, the additional borrowings at higher fixed rates due to the longer term nature which were used to pay down lower rate debt that is closer to maturity. These increases were offset slightly by lower interest expense related to borrowings against our derivative positions that were repaid during the quarter.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2010	2009
	amounts in millions
Interactive Group
Expedia	$14	9
Other	9	(104)
Capital Group
Sirius	(8)	—
Other	(6)	(8)
Starz Group
Other	—	(2)

	$9	(105)

        The share of losses attributed to the Interactive Group in 2009 include $46 million for Ticketmaster and $48 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our first quarter 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that were in excess of other than temporary impairment charges that we recorded in the fourth quarter of 2008 related to those investments. No impairments were necessary in 2010.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2010	2009
	amounts in millions
Non-strategic Securities	$209	10
Exchangeable senior debentures	(70)	(235)
Equity collars(1)	2	(70)
Borrowed shares(1)	(3)	5
Other derivatives	29	26

	$167	(264)

(1)
Changes in fair value are due primarily to changes in the market prices of the underlying marketable securities.

        Gains (losses) on dispositions.    Gains on dispositions in 2010 include a $178 million gain related to the Ticketmaster and Live Nation merger, a gain related to the sale of our GSI commerce shares of $132 million and a gain of $53 million related to the disposition of IAC shares.

        Income taxes.    Our effective tax rate for the three months ended March 31, 2010 is 34.3% which is only slightly less than the U.S. federal income tax rate of 35% due to the net impact of state taxes offset by gains on Liberty puts excluded from taxable income.

        Net earnings (loss).    We had net earnings of $399 million and a net loss of $127 million for the three months ended March 31, 2010 and 2009, respectively, and were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

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

        As of March 31, 2010 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and A1/P1 rated commercial paper.

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

        Interactive Group.    During the three months ended March 31, 2010, the Interactive Group's primary uses of cash were $1,142 million of debt repayments, the repayment of $316 million in intergroup notes and $59 million of capital expenditures. These uses of cash were funded primarily with $1,000 million from the issuance of QVC bonds, $163 million of cash provided by operating activities, which is net of $72 million of intercompany tax payments to the Capital Group, $807 million of cash reattributed from the Capital Group and $451 million of cash proceeds from the disposition of certain investments. As of March 31, 2010, the Interactive Group had a cash balance of $1,731 million.

        The projected uses of Interactive Group cash for the remainder of 2010 include approximately $360 million for interest payments on QVC and parent debt attributed to the Interactive Group, up to $420 million for the debt tender offer commenced subsequent to quarter end, $175 million in principal payments on other outstanding QVC debt, $215 million for capital expenditures, additional tax payments to the Capital Group and potential payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. However, we do not have any commitments to make new investments at this time.

        We expect that the Interactive Group will fund its 2010 cash needs with cash on hand and cash provided by operating activities. In addition, at March 31, 2010, unused capacity under the QVC Amended Credit Agreements aggregated $427 million.

        QVC was in compliance with its debt covenants as of March 31, 2010.

        Starz Group.    During the three months ended March 31, 2010, the Starz Group's primary uses of cash were the repurchases of Liberty Starz common stock for $40 million and stock based compensation payments of $28 million. The uses of cash were funded by a repayment of the outstanding intergroup loan of $158 million by the Interactive Group and cash from operations. As of March 31, 2010, the Starz Group had a cash balance of $1,005 million.

        The projected uses of Starz Group cash in 2010 include an estimated payment on account of the exercise of stock appreciation rights by the founder and former CEO of Starz with respect to which we have accrued a liability of $116 million and tax payments to the Capital Group. In addition, we may make additional repurchases of Liberty Starz common stock and additional investments in existing or new businesses and attribute such investments to the Starz Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2010.

        Capital Group.    During the three months ended March 31, 2010, the Capital Group's primary uses of cash were $807 million cash reattributed to the Interactive Group and the repayment of $524 million in outstanding debt, primarily the derivative loans. The uses of cash were funded by cash proceeds of $445 million from the settlement of derivatives and the repayment of the outstanding intergroup loan of $158 million by the Interactive Group.

        The projected uses of Capital Group cash for the remainder of 2010 include approximately $35 million for interest payments and repayment of $379 million on our derivative loans. We may also make additional repurchases of Liberty Capital common stock and additional investments in existing or new businesses and attribute such investments to the Capital Group.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At March 31, 2010, the Capital Group's sources of liquidity include $2,480 million in cash and $2,619 million of non-strategic AFS securities including related derivatives. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below. This table amends the year-end table to reflect the impacts of the Reattribution as if it had happened as of December 31, 2009.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	amounts in millions
Attributed Starz Group contractual obligations
Long-term debt(1)	$48	4	8	9	27
Interest payments(2)	18	3	5	5	5
Programming fees(3)	1,033	511	226	151	145
Operating lease obligations	9	1	2	2	4
Purchase orders and other obligations	8	8	—	—	—

Total Starz Group	1,116	527	241	167	181

Attributed Capital Group contractual obligations
Long-term debt(1)	2,858	971	759	9	1,119
Interest payments(2)	489	47	78	71	293
Long-term financial instruments	2	—	2	—	—
Operating lease obligations	87	13	24	21	29
Purchase orders and other obligations	247	128	117	2	—

Total Capital Group	3,683	1,159	980	103	1,441

Attributed Interactive Group contractual obligations
Long-term debt(1)	7,741	561	1,127	2,279	3,774
Interest payments(2)	4,161	453	740	537	2,431
Long-term financial instruments	130	—	130	—	—
Operating lease obligations	132	32	45	26	29
Purchase orders and other obligations	1,065	1,037	28	—	—

Total Interactive Group	13,229	2,083	2,070	2,842	6,234

Consolidated contractual obligations
Long-term debt(1)	10,647	1,536	1,894	2,297	4,920
Interest payments(2)	4,668	503	823	613	2,729
Programming fees(3)	1,033	511	226	151	145
Long-term financial instruments	132	—	132	—	—
Operating lease obligations	228	46	71	49	62
Purchase orders and other obligations	1,320	1,173	145	2	—

Total consolidated	$18,028	3,769	3,291	3,112	7,856

(1)
Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Also includes capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2009, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2009 rates and (iii) assume that our existing debt is repaid at maturity.

(3)
Does not include Programming fees for films not yet released theatrically, as such amounts cannot be estimated.

        See note 13 to the accompanying condensed consolidated financial statements for further discussion of our commitments and contingencies.

Results of Operations—Tracking Stock Groups

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and BuySeasons, our interests in IAC, Expedia, HSN, Interval, Lending Tree and $3,556 million principal amount (as of March 31, 2010) of our publicly-traded debt.

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

Results of Operations

	Three months ended March 31,
	2010	2009
	amounts in millions
Revenue
QVC	$1,757	1,588
E-commerce businesses	268	243
Corporate and other	—	—

	$2,025	1,831

Adjusted OIBDA
QVC	$366	317
E-commerce businesses	18	27
Corporate and other	(3)	(3)

	$381	341

Operating Income (Loss)
QVC	$232	177
E-commerce businesses	4	13
Corporate and other	(18)	(6)

	$218	184

Operating Results by Business

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is aired through its nationally televised shopping network 24 hours a day ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming and QVC-Germany and QVC-Japan each broadcast live 24 hours a day. Additionally, QVC expects to launch its programming in Italy in the fourth quarter of 2010.

        QVC's operating results are as follows:

	Three months ended March 31,
	2010	2009
	amounts in millions
Net revenue	$1,757	$1,588
Cost of sales	(1,125)	(1,031)

Gross profit	632	557
Operating expenses	(165)	(158)
SG&A expenses (excluding stock-based compensation)	(101)	(82)

Adjusted OIBDA	366	317
Stock-based compensation	(5)	(4)
Depreciation and amortization	(129)	(136)

Operating income	$232	$177

        Net revenue is generated in the following geographical areas:

	Three months ended March 31,
	2010	2009
	amounts in millions
QVC-US	$1,156	$1,048
QVC-UK	127	117
QVC-Germany	240	223
QVC-Japan	234	200

	$1,757	$1,588

        Net Revenue.    QVC's net revenue increased 10.6% during the three months ended March 31, 2010, as compared to the corresponding prior year period. Such increase is comprised of $171 million related to an increase in the number of units sold, $32 million due to higher net shipping and handling revenue and $31 million due to favorable foreign currency rates. These increases were partially offset by a $32 million decrease due to a 0.8% decrease in the average sales price per unit ("ASP") and a decrease of $32 million due to an increase in estimated product returns. Returns as a percent of gross product revenue increased to 19.3% from 18.9%.

        During the three months ended March 31, 2010 and 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase in net revenue
	Three months ended March 31, 2010
	U.S. dollars	Local currency
QVC-US	10.3%	10.3%
QVC-UK	8.5%	0.1%
QVC-Germany	7.6%	1.5%
QVC-Japan	17.0%	13.4%

        For the second consecutive quarter, QVC's net revenue increased in local currency in each geographical area compared to the corresponding prior year period. QVC-US growth in net revenue for the quarter ended March 31, 2010 is due primarily to an increase in gross shipped sales as well as higher shipping and handling revenue, partially offset by an increase in return rates. Shipped sales increased due to growth in sales in the accessories and home product areas, and to a lesser extent, the apparel product area. Shipping and handling revenue increased due to increased customer usage of prepaid return labels. The UK showed increased sales in the apparel and beauty product areas but experienced softness in the fine jewelry and the home areas, particularly electronics. QVC-Germany's net revenue increased as it continued to see growth in the beauty, accessories and home product areas. These sales increases were somewhat offset by a decline in jewelry sales and an increase in return rates. QVC-Japan has shown an increase in net revenue due primarily to an increase in fashion and health and beauty product areas.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., UK and Germany. In addition, the rate of growth in households is expected to diminish in Japan. Therefore, future sales growth will primarily depend on expansion into new countries, sales growth from our e-commerce platform, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        Gross profit.    QVC's gross profit percentage increased to 36.0% from 35.1% during the three months ended March 31, 2010 as compared to the corresponding prior year period primarily due to higher initial product margins in the apparel, jewelry and accessories product areas.

        Operating expenses.    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased 4.4% for the three months ended March 31, 2010, as compared to the corresponding prior year period. The increase in 2010 operating expenses is due primarily to increased commissions and credit card fee expenses due to the increase in sales. As a percent of net revenue, operating expenses were 9.4% and 9.9% for the three months ended March 31, 2010 and 2009, respectively. The 2010 decrease in operating expenses as a percent of revenue is due primarily to lower customer service expenses due to staff efficiencies as well as an increase in online and automated touch phone ordering.

        SG&A expenses.    QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased 23.2% during the three months ended March 31, 2010 as compared to the corresponding prior year period. This increase is due primarily to an $11 million increase in personnel expenses primarily related to management bonus compensation, and a $7 million increase in the bad debt provision. Also included in QVC's SG&A results are $3 million of costs related to the expected launch of the QVC-Italy service. QVC expects that QVC-Italy will incur an Adjusted OIBDA loss in 2010 of $30-$40 million. QVC continues to experience an increase in write-offs and reserves related to its installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the more recent recessionary economic conditions. These increases were partially offset by an increase in credit card income.

        Depreciation and amortization.    QVC's depreciation and amortization primarily consists of amortization of affiliate agreements and customer relationships ($81 and $84 million in 2010 and 2009, respectively) recorded through purchase accounting. QVC has typical property, plant and equipment depreciation of $32 million in each of the three months ended March 31, 2010 and 2009, respectively. Additionally, QVC has software and channel placement related amortization that amounted to $16 million in 2010 and $20 million in 2009.

        E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and BuySeasons. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $25 million or 10.3% for the three months ended March 31, 2010, as compared to the corresponding prior year period, as each company reported an increase in revenue for the three months, with the exception of Backcountry which reported slightly less revenue than the prior year. Overall revenue growth was partially offset by lower commission revenue earned when customers sign-up for third-party on-line discount services. In the first quarter of 2010, a decision was made to change the way these promotions are offered which reduced the revenue earned in the quarter by $7 million. These changes are expected to continue adversely impacting commission revenue throughout 2010. For the year ended December 31, 2009, the revenue earned associated with these commissions was approximately $32 million. Revenue earned from the commissions yielded significantly higher margins than product sales, and therefore, the reduction in this revenue more negatively impacted Adjusted OIBDA on a percentage basis. Adjusted OIBDA for the e-commerce businesses decreased 33.3% for the three month period in 2010 and represented 6.7% of revenue in 2010, as compared to 11.1% in 2009. Additionally, for the three months ended March 31, 2010, more costs were incurred associated with two start-ups, LOCKERZ and The Right Start, with limited revenue. These negative impacts offset the growth in product related Adjusted OIBDA that was achieved by our other e-commerce businesses.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz Entertainment and $720 million of corporate cash.

        The following discussion and analysis provides information concerning the attributed results of operations of the Starz Group. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended March 31,
	2010	2009
	amounts in millions
Revenue
Starz Entertainment	$305	296
Corporate and other	2	1

	$307	297

Adjusted OIBDA
Starz Entertainment	$106	108
Corporate and other	(3)	(4)

	$103	104

Operating Income (Loss)
Starz Entertainment	$99	95
Corporate and other	(7)	(14)

	$92	81

        Revenue.    The Starz Group's revenue increased $10 million or 3.4% for the three months ended March 31, 2010 as compared to the corresponding prior year period.

        Adjusted OIBDA.    The Starz Group's Adjusted OIBDA remained relatively flat with a slight decrease of $1 million or 1.0% for the three months ended March 31, 2010 as compared to the corresponding prior year period.

        Operating income.    Operating income for the Starz Group increased $11 million or 13.6% for the three months ended March 31, 2010 as compared to the corresponding prior year period. The reduced operating loss for corporate and other for the three months ended March 31, 2010 is primarily due to a decrease in stock compensation.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies and original programming to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services ("consignment agreements"). Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2010 through 2013. During the three months ended March 31, 2010, 56.0% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        Starz Entertainment's operating results are as follows:

	Three months ended March 31,
	2010	2009
	amounts in millions
Revenue	$305	296
Operating expenses	(163)	(161)
SG&A expenses	(36)	(27)

Adjusted OIBDA	106	108
Stock-based compensation	(3)	(9)
Depreciation and amortization	(4)	(4)

Operating income	$99	95

        Starz Entertainment's revenue increased 3.0% for the three months ended March 31, 2010 as compared to the corresponding prior year period. The three month increase is comprised of $3 million due to a higher effective rate for Starz Entertainment's services and $6 million due to growth in the average number of subscriptions. The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions decreased 5.3% for the three months ended March 31, 2010; and EMP average subscriptions decreased 3.1% for the quarter. Such average decreases are the net result of increases in subscriptions under consignment agreements and decreases in subscriptions under fixed-rate agreements which do not impact revenue. Approximately 33% of Starz Entertainment's revenue in 2010 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses were relatively flat for the three months ended March 31, 2010 as compared to the corresponding prior year period.

        Starz Entertainment's SG&A expenses increased 33.3% for the three months ended March 31, 2010 as compared to the corresponding prior year period. The three month increase is due primarily to higher sales and marketing primarily due to the promotion of a Starz original production Spartacus, which premiered in January 2010.

        Starz Entertainment has outstanding phantom stock appreciation rights (PSARs) held by its founder and former chief executive officer which were exercised in the fourth quarter of 2009. No additional compensation was recorded in the current period related to those rights. The process for determining the final amount owed for the PSARs will be determined by independent third parties and we have begun this process.

Capital Group

        The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Interactive Group or the Starz Group, including controlling interests in Starz Media, ANLBC, TruePosition, as well as minority investments in Sirius, Time Warner Inc., Time Warner Cable Inc., Sprint, Live Nation and other public and private companies. In addition, we have attributed $2,480 million of cash, including subsidiary cash, and $2,267 million principal amount (as of March 31, 2010) of our exchangeable senior debentures and other parent debt to the Capital Group.

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

Results of Operations

	Three months ended March 31,
	2010	2009
	amounts in millions
Revenue
Starz Media	$144	102
Corporate and other	22	23

	$166	125

Adjusted OIBDA
Starz Media	$(7)	5
Corporate and other	(36)	(37)

	$(43)	(32)

Operating Income (Loss)
Starz Media	$(9)	2
Corporate and other	(61)	(55)

	$(70)	(53)

        Revenue.    The Capital Group's combined revenue increased 32.8% for the three months ended March 31, 2010 as compared to the corresponding prior year period. The three month increase in revenue is due primarily to a $20 million increase in theatrical revenue and a $21 million increase in home video revenue. Theatrical revenue increased due to the wide release (in excess of 1900 screens) of two films, The Crazies and Brooklyn's Finest, as compared to one theatrical release, Sunshine Cleaning, on a limited basis (approximately 600 screens) in the prior year. Home video revenue increased as the result of four films (Law Abiding Citizen, The Men Who Stare at Goats, Pandorum and Capitalism:A Love Story) released on DVD in the first quarter of 2010 as compared to only two (Righteous Kill and Henry Poole is Here) in the same period last year.

        Included in Capital Group's corporate and other revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date, and payments aggregated $6 million for each of the three month periods ended March 31, 2010 and 2009.

        Adjusted OIBDA.    The Capital Group's Adjusted OIBDA decreased $11 million for the three months ended March 31, 2010 as compared to the corresponding prior year period. Starz Media's Adjusted OIBDA decreased $12 million for the three months ended March 31, 2010 primarily due to the number and timing of films released theatrically and on home video by Overture Films of theatrical and home video revenue and related expenses associated with these films. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. The wide release of two films in the three months ended March 31, 2010 as compared to one release on a limited basis in the prior year increased these costs by $33 million. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video, premium television and other distribution, which revenue may be earned over several years, will exceed the costs associated with the film. We are currently evaluating strategic alternatives for Starz Media. While a final decision has not been made regarding the future of Starz Media, we do not expect it to incur annual operating losses in the future of the same magnitude that it has experienced in recent years.

        Operating loss.    The Capital Group's operating loss increased in 2010 due to the aforementioned timing of films released by Starz Media in the theatrical and home video markets and additional stock compensation as compared to the prior period.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2010, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$2,006	4.5%	$4,735	6.0%
Capital Group	$1,233	0.7%	$1,213	3.1%
Starz Group	$—	N/A	$47	5.5%

        In addition, QVC has entered into (i) interest rate swaps with an aggregate notional amount of $2,200 million pursuant to which it pays a fixed rate of 5.0-5.3% and receives variable payments at 3-month LIBOR which expire in March 2011 and (ii) interest rate swaps with an aggregate notion al amount of $600 million pursuant to which it pays a fixed rate of 3.1% and receives variable payments at 3-month LIBOR which expire in October 2010.

        The Interactive and Capital groups are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

        At March 31, 2010, the fair value of our AFS equity securities attributed to the Capital Group was $4,021 million. Had the market price of such securities been 10% lower at March 31, 2010, the aggregate value of such securities would have been $402 million lower. Such decrease would be partially offset by an increase in the value of our AFS Derivatives. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

        The Interactive Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, the Interactive Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

        On several occasions our board of directors authorized share repurchase programs for our Series A and Series B Liberty Capital common stock, Series A and Series B Liberty Starz common stock and Series A and Series B Interactive common stock. On each of March 10, 2008 and August 13, 2008 our board authorized $300 million of share repurchases of Series A Liberty Capital common stock for a total of $600 million. On November 9, 2009 our board authorized the repurchase of $500 million Series A and Series B Liberty Starz common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. Approximately $740 million may yet be purchased under such Liberty Interactive common stock repurchase programs.

        A summary of the repurchase activity for the three months ended March 31, 2010 is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
March 1-31, 2010	123,051	$35.68	123,051	$113 million	(1)

Total	123,051		123,051

(1)
On May 6, 2010 the Liberty board of directors authorized the repurchase of an additional $500 million Series A and Series B Liberty Capital common stock.

	Series A Liberty Starz Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1-31, 2010	295,681	$48.72	295,681	$472 million
February 1-28, 2010	472,500	$47.22	472,500	$450 million
March 1-31, 2010	67,470	$48.72	67,470	$447 million

Total	835,651		835,651

        In addition to the shares listed in the table above, 7,393 shares of Series A Liberty Capital common stock, 123,412 shares of Series A Liberty Interactive common stock and 2,722 shares of Series A Liberty Starz common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation New Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date: May 7, 2010	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: May 7, 2010	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: May 7, 2010	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation New Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets, continued (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations, continued (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
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
LIBERTY MEDIA CORPORATION
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX