Form 10-Q
period 2010-06-30
LIBERTY MEDIA CORP
filed 2010-08-09
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of July 30, 2010 was:

	Series A	Series B
Liberty Capital common stock	80,096,717	7,379,094
Liberty Interactive common stock	568,838,611	29,247,036
Liberty Starz common stock	48,916,150	2,360,545

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2010	December 31, 2009
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$4,106	4,835
Trade and other receivables, net	1,327	1,518
Inventory, net	956	985
Program rights	508	469
Financial instruments (note 8)	—	752
Other current assets	560	168

Total current assets	7,457	8,727

Investments in available-for-sale securities and other cost investments, including $904 million and $851 million pledged as collateral for share borrowing arrangements (note 6)	4,070	4,120
Investments in affiliates, accounted for using the equity method (note 7)	1,017	1,030
Property and equipment, at cost	2,165	2,163
Accumulated depreciation	(912)	(858)

	1,253	1,305

Intangible assets not subject to amortization (note 9):
Goodwill	6,157	6,225
Trademarks	2,494	2,508
Other	153	153

	8,804	8,886

Intangible assets subject to amortization, net (note 9)	2,824	3,027
Other assets, at cost, net of accumulated amortization	1,422	1,536

Total assets	$26,847	28,631

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, continued

(unaudited)

	June 30, 2010	December 31, 2009
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$467	598
Accrued liabilities	910	1,037
Financial instruments (note 8)	1,074	1,002
Current portion of debt (note 10)	791	1,932
Current deferred income tax liabilities	1,322	1,247
Other current liabilities	601	360

Total current liabilities	5,165	6,176

Long-term debt, including $2,235 million and $2,254 million measured at fair value (note 10)	7,364	7,842
Deferred income tax liabilities	2,583	2,675
Other liabilities	1,509	1,700

Total liabilities	16,621	18,393

Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 83,323,278 shares at June 30, 2010 and 89,814,862 shares at December 31, 2009	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,381,311 shares at June 30, 2010 and 7,405,151 shares at December 31, 2009	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 48,911,983 shares at June 30, 2010 and 49,673,954 shares at December 31, 2009	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,363,545 shares at June 30, 2010 and 2,365,545 shares at December 31, 2009	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 568,839,391 shares at June 30, 2010 and 567,044,845 shares at December 31, 2009	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,249,336 shares at June 30, 2010 and 29,276,689 shares at December 31, 2009	—	—
Additional paid-in capital	8,686	8,900
Accumulated other comprehensive earnings, net of taxes	140	352
Retained earnings	1,276	850

Total stockholders' equity	10,109	10,109
Noncontrolling interests in equity of subsidiaries	117	129

Total equity	10,226	10,238

Commitments and contingencies (note 13)
Total liabilities and equity	$26,847	28,631

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$2,053	1,936	4,078	3,767
Communications and programming services	511	498	984	920

	2,564	2,434	5,062	4,687

Operating costs and expenses:
Cost of sales	1,284	1,208	2,578	2,391
Operating	558	477	1,014	904
Selling, general and administrative, including stock-based compensation (note 3)	271	264	617	522
Depreciation and amortization	164	163	326	336

	2,277	2,112	4,535	4,153

Operating income	287	322	527	534
Other income (expense):
Interest expense	(174)	(143)	(344)	(280)
Share of earnings (losses) of affiliates, net (note 7)	39	14	48	(91)
Realized and unrealized gains (losses) on financial instruments, net (note 8)	(81)	266	86	2
Gains on dispositions, net (note 6)	25	113	388	111
Other, net	2	81	—	92

	(189)	331	178	(166)

Earnings from continuing operations before income taxes	98	653	705	368
Income tax expense	(57)	(257)	(265)	(120)

Earnings from continuing operations	41	396	440	248
Earnings from discontinued operations, net of taxes (note 2)	—	90	—	111

Net earnings	41	486	440	359
Less net earnings attributable to the noncontrolling interests	4	8	14	17

Net earnings attributable to Liberty Media Corporation shareholders	$37	478	426	342

Net earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$(82)	201	(60)	41
Liberty Starz common stock	61	149	118	230
Liberty Interactive common stock	58	128	368	71

	$37	478	426	342

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations, continued

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(.86)	2.09	(.63)	.43
Series A and Series B Liberty Starz common stock	$1.22	.11	2.36	.23
Series A and Series B Liberty Interactive common stock	$.10	.22	.62	.12
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(.86)	2.07	(.63)	.42
Series A and Series B Liberty Starz common stock	$1.20	.11	2.31	.23
Series A and Series B Liberty Interactive common stock	$.10	.21	.61	.12
Basic net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(.86)	2.09	(.63)	.43
Series A and Series B Liberty Starz common stock	$1.22	.29	2.36	.44
Series A and Series B Liberty Interactive common stock	$.10	.22	.62	.12
Diluted net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(.86)	2.07	(.63)	.42
Series A and Series B Liberty Starz common stock	$1.20	.29	2.31	.44
Series A and Series B Liberty Interactive common stock	$.10	.21	.61	.12

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Net earnings	$41	486	440	359

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(50)	74	(102)	(13)
Unrealized holding gains (losses) arising during the period	(67)	21	(2)	19
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	(14)	—	(126)	2
Share of other comprehensive earnings (loss) of equity affiliates	(6)	5	(1)	(10)
Other, net	12	20	25	37
Other comprehensive loss from discontinued operations	—	(5)	—	(6)

Other comprehensive earnings (loss)	(125)	115	(206)	29

Comprehensive earnings (loss)	(84)	601	234	388
Less comprehensive earnings attributable to the noncontrolling interests	11	11	20	7

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders	$(95)	590	214	381

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$(170)	212	(88)	55
Liberty Starz common stock	61	144	118	224
Liberty Interactive common stock	14	234	184	102

	$(95)	590	214	381

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended June 30,
	2010	2009
	amounts in millions
Cash flows from operating activities:
Net earnings	$440	359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(111)
Depreciation and amortization	326	336
Stock-based compensation	60	63
Cash payments for stock-based compensation	(40)	(11)
Noncash interest expense	50	74
Share of (earnings) losses of affiliates, net	(48)	91
Cash receipts from returns on equity investments	10	—
Realized and unrealized gains on financial instruments, net	(86)	(2)
Gains on disposition of assets, net	(388)	(111)
Deferred income tax (benefit) expense	106	(59)
Other noncash charges (credits), net	112	(16)
Changes in operating assets and liabilities
Current and other assets	88	383
Payables and other current liabilities	(99)	(147)

Net cash provided by operating activities	531	849

Cash flows from investing activities:
Cash proceeds from dispositions	518	420
Proceeds from settlement of financial instruments, net	719	61
Investments in and loans to cost and equity investees	(257)	(609)
Repayment of loan by cost and equity investees	98	—
Capital expended for property and equipment	(129)	(93)
Net sales (purchases) short term investments	(307)	59
Net (increase) decrease in restricted cash	(30)	24
Other investing activities, net	(2)	(40)

Net cash provided (used) by investing activities	610	(178)

Cash flows from financing activities:
Borrowings of debt	1,136	1,979
Repayments of debt	(2,738)	(1,735)
Repurchases of Liberty common stock	(326)	(3)
Other financing activities, net	73	(66)

Net cash provided (used) by financing activities	(1,855)	175

Effect of foreign currency exchange rates on cash	(15)	(24)

Net cash provided by discontinued operations:
Cash used by operating activities	—	(3)
Cash used by investing activities	—	(17)
Cash provided by financing activities	—	—
Change in available cash held by discontinued operations	—	45

Net cash provided by discontinued operations	—	25

Net increase (decrease) in cash and cash equivalents	(729)	847
Cash and cash equivalents at beginning of period	4,835	3,060

Cash and cash equivalents at end of period	$4,106	3,907

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2010

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive			Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred stock							Additional paid-in capital		Retained earnings		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2010	$—	1	—	—	—	6	—	8,900	352	850	129	10,238
Net earnings	—	—	—	—	—	—	—	—	—	426	14	440
Other comprehensive loss	—	—	—	—	—	—	—	—	(212)	—	6	(206)
Stock compensation	—	—	—	—	—	—	—	80	—	—	—	80
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	9	—	—	—	9
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(286)	—	—	—	(286)
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	14	14
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	—	—	—	—	23	—	—	—	23

Balance at June 30, 2010	$—	1	—	—	—	6	—	8,686	140	1,276	117	10,226

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
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

        On November 19, 2009, Liberty completed its previously announced split-off (the "DTV Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The DTV Split-Off was accomplished by a redemption (the "Redemption") of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares.

        LEI held Liberty's 57% interest in DIRECTV (which had a carrying value of $13,475 million at the time of the DTV Split-Off), 100% interest in Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with Liberty and continue to be attributed to the Entertainment Group, which Liberty redesignated as the Starz Group. The businesses that were held by LEI are accounted for as discontinued operations for periods prior to the DTV Split-Off.

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective as of that date (the "Reattribution"):

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

        Liberty reflected the Reattribution prospectively in the unaudited attributed financial information. This change in attribution had no effect on the assets and liabilities attributed to the Starz Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), BuySeasons, Inc. ("BuySeasons") and Commerce Technologies, Inc. ("CommerceHub") and its noncontrolling interest in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Tree.com, Inc. ("Lending Tree") and IAC/InterActiveCorp ("IAC"). In addition, Liberty has attributed $3,127 million principal amount (as of June 30, 2010) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz Entertainment, LLC ("Starz Entertainment") and $583 million of corporate cash (as of June 30, 2010). The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media, LLC ("Starz Media"), Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc. ("Time Warner"), Time Warner Cable Inc. ("Time Warner Cable"), Sprint Nextel Corporation ("Sprint") and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty has attributed $2,060 million of cash, including subsidiary cash, and $1,888 million principal amount (as of June 30, 2010) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

        During the second quarter of 2009, each of the Starz Group and the Capital Group made intergroup loans to the Interactive Group in the amount of $250 million. In the first quarter of 2010, the Interactive Group repaid the remaining balance of the intergroup loans by making payments of $158 million to each the Starz Group and Capital Group.

        During the second quarter of 2010, Liberty announced that its board of directors has authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold substantially all the assets and be subject to substantially all the liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock at a meeting called to consider the redemption, each voting as a separate class.

        On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media, LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media, LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in late 2010 or early 2011.

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

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
June 30, 2010	$21
June 30, 2009	$35
Six months ended:
June 30, 2010	$60
June 30, 2009	$63

        During the six months ended June 30, 2010, Liberty granted, primarily to QVC employees, 3.8 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $5.57 per share. These options vest semi-annually over the 4 year vesting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        During the six months ended June 30, 2010, Liberty granted, primarily to Starz Entertainment employees, 224,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $16.70 per share. These options vest quarterly over the 4 year vesting period.

        In addition, during the six months ended June 30, 2010 Liberty granted 6.2 million options to purchase shares of Series A Liberty Interactive common stock, 1.1 million options to purchase shares of Series A Liberty Capital common stock and 651,000 options to purchase shares of Series A Liberty Starz common stock, as a long-term incentive grant to Liberty officers. Such options had a weighted average grant-date fair value of $8.07, $19.38 and $22.94 per share, respectively. These options vest one third each on June 30, 2013, June 30, 2014 and December 31, 2015.

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

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2010	5,069	$14.45	40,832	$11.30	2,595	$43.13
Granted	1,116	$34.57	10,016	$14.03	875	$51.23
Exercised	(307)	$14.05	(930)	$4.25	(41)	$31.21
Forfeited/Cancelled	(24)	$13.84	(338)	$6.56	(17)	$42.24

Outstanding at June 30, 2010	5,854	$18.31	49,580	$12.00	3,412	$45.36

Exercisable at June 30, 2010	2,177	$11.65	16,801	$16.88	663	$30.33

        The following table provides additional information about outstanding options to purchase Liberty common stock at June 30, 2010.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	5,854	$18.31	5.4 years	$138,183	2,177	$11.65	$65,911
Series A Interactive	49,580	$12.00	5.2 years	$101,270	16,801	$16.88	$24,711
Series B Interactive	7,491	$23.41	0.9 years	$—	7,491	$23.41	$—
Series A Starz	3,412	$45.36	6.0 years	$29,867	663	$30.33	$14,349
Series B Starz	599	$31.33	0.9 years	$12,565	599	$31.33	$12,565

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        As of June 30, 2010, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $223 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3 years.

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

Series A and Series B Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2010 are 1 million potential common shares because their inclusion would be antidilutive.

	Liberty Capital Common Stock
	Three months ended June 30, 2010	Six months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2009
	numbers of shares in millions
Basic EPS	95	95	96	96
Stock options	—	—	1	1

Diluted EPS	95	95	97	97

Series A and Series B Liberty Starz Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2010 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Starz Common Stock
	Three months ended June 30, 2010	Six months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2009
	numbers of shares in millions
Basic EPS	50	50	517	517
Stock options	1	1	4	3

Diluted EPS	51	51	521	520

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Series A and Series B Liberty Interactive Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2010 are 27 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended June 30, 2010	Six months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2009
	numbers of shares in millions
Basic EPS	595	595	594	594
Stock options	10	6	4	3

Diluted EPS	605	601	598	597

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2010
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,063	3,659	404	—
Financial instrument liabilities	$1,142	904	238	—
Debt	$2,235	—	2,235	—

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

Notes to Condensed Consolidated Financial Statements (Continued)

valuation adjustments were not significant, the Company continues to report its equity collars, interest rate swaps and put options as Level 2.

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $3,097 million as of June 30, 2010.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	June 30, 2010	December 31, 2009
	amounts in millions
Capital Group
Time Warner(1)	$990	997
Time Warner Cable(1)	447	356
Sprint ("Sprint")(1)	301	260
Motorola, Inc.(1)	339	403
Viacom, Inc.	238	226
Live Nation(2)	260	—
CenturyLink, Inc.(1)	179	195
Other AFS equity securities(1)	179	220
SIRIUS XM debt securities(3)	399	300
Other AFS debt securities	429	376
Other cost investments and related receivables	7	22

Total attributed Capital Group	3,768	3,355

Interactive Group
IAC(4)	281	492
Other(5)	—	242

Total attributed Interactive Group	281	734

Starz Group
Other AFS securities	21	31

Total attributed Starz Group	21	31

Consolidated Liberty	$4,070	4,120

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

(3)
During the six months ended June 30, 2010, Liberty acquired $150 million of SIRIUS XM 8.75% bonds due April 15, 2015 at par and SIRIUS XM repurchased and retired certain public bonds of which Liberty owned approximately $55 million of the principal amount. Proceeds from the repurchase were approximately $58 million.

(4)
During the six months ended June 30, 2010, Liberty sold approximately 3.7 million shares of IAC in the open market for cash proceeds of approximately $77 million. Liberty also physically settled a derivative by delivering 7.5 million shares of IAC for proceeds of $153 million. The combined gain on the disposition of IAC shares, recorded in gains (losses) on dispositions, net, was $53 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(5)
During the six months ended June 30, 2010, QVC sold its investment in GSI Commerce, Inc. for aggregate cash proceeds of $220 million. QVC recognized a $132 million gain on the sale.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities, not accounted for using the fair value option, are summarized below.

	June 30, 2010		December 31, 2009
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$79	49	258	69
Gross unrealized holding losses	$—	(3)	—	—

(7)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2010 and the carrying amount at December 31, 2009:

	June 30, 2010		December 31, 2009
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
Expedia	24%	650	631
Other	various	215	264
Capital Group
SIRIUS XM	40%	50	33
Other	various	102	102

		$1,017	1,030

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Interactive Group
Expedia	$28	10	42	19
Other	8	2	17	(102)
Capital Group
SIRIUS XM	8	4	—	4
Other	(5)	—	(11)	(8)
Starz Group
Other	—	(2)	—	(4)

	$39	14	48	(91)

Expedia

        The market value of the Company's investment in Expedia was $1,300 million and $1,781 million at June 30, 2010 and December 31, 2009, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	amounts in millions
Current assets	$1,816	1,225
Property and equipment	257	237
Goodwill	3,597	3,604
Intangible assets	801	823
Other assets	152	48

Total assets	$6,623	5,937

Current liabilities	$2,587	1,835
Deferred income taxes	227	224
Long-term debt	895	895
Other liabilities	247	233
Noncontrolling interest	61	67
Equity	2,606	2,683

Total liabilities and equity	$6,623	5,937

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Six months ended June 30,
	2010	2009
	amounts in millions
Revenue	$1,552	1,405
Cost of revenue	(327)	(292)

Gross profit	1,225	1,113
Selling, general and administrative expenses	(902)	(798)
Amortization	(17)	(18)
Restructuring charges and other	—	(89)

Operating income	306	208
Interest expense	(41)	(42)
Other income (expense), net	3	(22)
Income tax expense	(92)	(62)

Net earnings	176	82
Net earnings attributable to noncontrolling interests	(2)	(2)

Net earnings attributable to Expedia, Inc.	$174	80

Sirius XM Radio Inc.

        During 2009, Liberty made equity investments and loans to SIRIUS XM and made open market purchases of SIRIUS XM public debt.

        In the first quarter of 2009, Liberty and SIRIUS XM entered into a senior secured loan agreement (the "Senior Loan") whereby Liberty loaned SIRIUS XM $250 million and made a commitment to loan an additional $30 million to fund qualifying expenditures by SIRIUS XM (the "Purchase Money Commitment"). In exchange for making the Senior Loan, Liberty received a $30 million origination fee. Liberty accounted for the origination fee as a discount to the Senior Loan. On March 6, 2009, Liberty (i) purchased $100 million of a new senior loan facility of a subsidiary of SIRIUS XM ("Subsidiary Senior Loan"), (ii) purchased $61 million of bank debt of such subsidiary directly from the lending group and (iii) committed to make a loan of $150 million to such subsidiary in December 2009 ("Subsidiary Commitment"). Also on March 6, 2009 Liberty purchased voting preferred stock of SIRIUS XM (the "SIRIUS XM Preferred Stock"), which has substantially the same rights and preferences as common shareholders of SIRIUS XM, for a cash payment of $12,500. The SIRIUS XM Preferred Stock is convertible into common stock equal to 40% of the outstanding common shares after giving effect to such conversion.

        Liberty allocated the total consideration paid for the Subsidiary Senior Loan, the Subsidiary Commitment and the SIRIUS XM Preferred Stock to each of the instruments based on their relative fair values.

        During the first quarter of 2010, Liberty purchased an additional $150 million of SIRIUS XM 8.75% debt securities due April 15, 2015 at par. During the second quarter of 2010 SIRIUS XM repurchased and retired certain public bonds of which Liberty owned approximately $55 million of the principal amounts. As of June 30, 2010, Liberty owns $374 million principal amount of SIRIUS XM

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

public bonds, which are accounted for as AFS securities and have a fair market value of $399 million, and the SIRIUS XM Preferred Stock.

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of March 31, 2010 SIRIUS XM had total assets and liabilities of $7,740 million and $7,588 million, respectively. SIRIUS XM's net income attributable to common shareholders was $42 million for the three months ended March 31, 2010.

        As of June 30, 2010, the SIRIUS XM Preferred Stock had a market value of $2,458 million based on the value of the common stock into which it is convertible.

(8)   Financial Instruments

Equity Collars

        The Company has entered into equity collars and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments. Currently the Company has no equity collars outstanding.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The Company's financial instruments are summarized as follows:

Type of financial instrument	June 30, 2010	December 31, 2009
	amounts in millions
Assets
Equity collars(1)	$—	752

Liabilities
Borrowed shares(2)	$904	851
Other	238	283

	1,142	1,134
Less current portion	(1,074)	(1,002)

	$68	132

(1)
The Company's Sprint/CenturyLink, Inc. equity collars were physically settled using borrowed shares during the six months ended June 30, 2010 for total proceeds of $864 million (including cash for shares delivered). Proceeds from the settlement were used to repay the outstanding derivative loan. Following this transaction the Company no longer has any equity collars outstanding.

(2)
The market values of borrowed shares are as follows:

	June 30, 2010	December 31, 2009
	amounts in millions
Time Warner	$87	88
Time Warner Cable	39	31
Sprint	222	125
Motorola	339	403
CenturyLink, Inc.	119	84
Other	98	120

	$904	851

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Non-strategic Securities	$(179)	635	30	645
Exchangeable senior debentures	86	(98)	16	(333)
Equity collars	(4)	(75)	(2)	(145)
Borrowed shares	64	(176)	61	(171)
Other	(48)	(20)	(19)	6

	$(81)	266	86	2

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2010	$5,395	132	698	6,225
Foreign currency translation adjustments	(67)	—	—	(67)
Other	(9)	—	8	(1)

Balance at June 30, 2010	$5,319	132	706	6,157

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $235 million and $250 million for the six months ended June 30, 2010 and 2009, respectively. Based on its amortizable intangible assets as of June 30, 2010, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2010	$247
2011	$461
2012	$422
2013	$385
2014	$355

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Long-Term Debt

        Debt, excluding intergroup debt, is summarized as follows:

		Carrying value
	Outstanding principal June 30, 2010
		June 30, 2010	December 31, 2009
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,138	1,178	1,157
4% Exchangeable Senior Debentures due 2029	—	—	243
3.75% Exchangeable Senior Debentures due 2030	—	—	237
3.5% Exchangeable Senior Debentures due 2031	—	—	297
Liberty bank facility	750	750	750
Liberty derivative loan	—	—	838
Subsidiary debt	86	86	131

Total attributed Capital Group debt	1,974	2,014	3,653

Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	374	373	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
4% Exchangeable Senior Debentures due 2029	469	243	—
3.75% Exchangeable Senior Debentures due 2030	460	232	—
3.5% Exchangeable Senior Debentures due 2031	492	261	—
3.25% Exchangeable Senior Debentures due 2031	541	321	320
QVC 7.125% Senior Secured Notes due 2017	500	500	—
QVC 7.5% Senior Secured Notes due 2019	1,000	984	983
QVC 7.375% Senior Secured Notes due 2020	500	500	—
QVC Bank Credit Facilities	1,825	1,825	2,996
Other subsidiary debt	71	71	188

Total attributed Interactive Group debt	7,023	6,095	6,073

Starz Group
Subsidiary debt	46	46	48

Total attributed Starz Group debt	46	46	48

Total consolidated Liberty debt	$9,043	8,155	9,774

Less current maturities		(791)	(1,932)

Total long-term debt		$7,364	7,842

Senior Notes and Debentures

        During the second quarter of 2010, Liberty completed a cash tender offer for $410 million aggregate principal amount of the outstanding 5.7% senior notes due 2013. The total consideration payable under the tender offer was determined based on a modified "Dutch Auction" procedure and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

resulted in a purchase price of 103% of par value. In addition Liberty made open market purchases to retire another $19 million during the quarter.

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

QVC Bank Credit Facilities

        As noted above, QVC retired outstanding term loans under its Amended Credit Agreements with proceeds from the issuance of the QVC Senior Secured Notes due 2017 and 2020, respectively. The remaining $1,825 million outstanding principal matures between March 2011 and March 2014 as follows: $452 million due in 2011; $400 million due in 2012; $400 million due in 2013; and $573 million due in 2014.

        QVC was in compliance with all of its debt covenants at June 30, 2010.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. These swap arrangements provide for QVC to make fixed payments at rates ranging from 4.96% to 5.29% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011. Until December 2008, Liberty accounted for these swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, these swaps no longer qualify as cash flow hedges under GAAP and the unrecognized losses on the instruments accounted for in accumulated other comprehensive earnings are being amortized over the remaining contract period to interest expense. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

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

Other Subsidiary Debt

        Other subsidiary debt at June 30, 2010 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2010 is as follows (amounts in millions):

Senior notes	$379
Senior debentures	$729
QVC senior secured notes	$1,988

        Due to its variable rate nature and the absence of significant change to Liberty's credit quality, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at June 30, 2010.

(11) Stockholders' Equity

        As of June 30, 2010, Liberty reserved for issuance upon exercise of outstanding stock options the following:

	Series A	Series B
	amounts in millions
Liberty Capital common stock	5.9	—
Liberty Interactive common stock	49.6	7.5
Liberty Starz common stock	3.4	0.6

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Starz common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Starz common stock, respectively, authorized for issuance. As of June 30, 2010, no shares of any Series C common stock were issued or outstanding.

        As of June 30, 2010, put options with respect to 12.6 million shares of Series A Liberty Interactive common stock with a weighted average put price of $17.27 remained outstanding. Such put options expire before November 15, 2010.

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

(12) Transactions with Related Parties

        As discussed in note 2, Liberty previously held an investment in DIRECTV. During the six months ended June 30, 2009, subsidiaries of Liberty recognized aggregate revenue of $168 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $16 million to DIRECTV for carriage and marketing.

(13) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at June 30, 2010 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2010 is payable as follows: $133 million in 2010 $6 million in 2011 and $1 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at June 30, 2010. Starz Entertainment is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz Entertainment has agreed to pay Sony Pictures Entertainment ("Sony") a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension. In December 2008, Starz Entertainment entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz Entertainment's estimate of amounts payable for rights to future programming, including the Disney and Sony agreements, is as follows: $160 million in 2010; $375 million in 2011; $94 million in 2012; $84 million in 2013; $67 million in 2014 and $145 million thereafter.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At June 30, 2010, Liberty's guarantees for obligations for films released by such date aggregated $725 million. While the guarantee amount for films not yet released is not determinable, such amount

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2010 aggregated $186 million, which is payable as follows: $67 million in 2010, $67 million in 2011 and $50 million in 2012 and $2 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

        For the six months ended June 30, 2010, Liberty has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Performance Measures

	Six months ended June 30,
	2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$3,515	769	3,267	688
Corporate and other	563	40	500	65

	4,078	809	3,767	753

Starz Group
Starz Entertainment	613	213	592	213
Corporate and other	5	(7)	4	(5)

	618	206	596	208

Capital Group
Starz Media	228	(61)	192	22
Corporate and other	138	(41)	132	(50)

	366	(102)	324	(28)

Consolidated Liberty	$5,062	913	4,687	933

	Three months ended June 30,
	2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,758	403	1,679	371
Corporate and other	295	25	257	41

	2,053	428	1,936	412

Starz Group
Starz Entertainment	308	107	296	105
Corporate and other	3	(4)	3	(1)

	311	103	299	104

Capital Group
Starz Media	84	(54)	90	17
Corporate and other	116	(5)	109	(13)

	200	(59)	199	4

Consolidated Liberty	$2,564	472	2,434	520

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Other Information

	June 30, 2010
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$14,093	2	107
Corporate and other	2,227	863	16

	16,320	865	123

Starz Group
Starz Entertainment	1,757	—	1
Corporate and other	740	—	—

	2,497	—	1

Capital Group
Starz Media	586	—	1
Corporate and other	7,600	152	4

	8,186	152	5

Inter-group eliminations	(156)	—	—

Consolidated Liberty	$26,847	1,017	129

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Consolidated segment Adjusted OIBDA	$472	520	913	933
Stock-based compensation	(21)	(35)	(60)	(63)
Depreciation and amortization	(164)	(163)	(326)	(336)
Interest expense	(174)	(143)	(344)	(280)
Share of earnings (losses) of affiliates, net	39	14	48	(91)
Realized and unrealized gains (losses) on financial instruments, net	(81)	266	86	2
Gains on dispositions, net	25	113	388	111
Other, net	2	81	—	92

Earnings from continuing operations before income taxes	$98	653	705	368

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

        On November 19, 2009, Liberty completed its previously announced split-off (the "DTV Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The DTV Split-Off was accomplished by a redemption (the "Redemption") of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with our company and continue to be attributed to the Entertainment Group, which we have redesignated as the Starz Group. The businesses that were held by LEI are accounted for as discontinued operations for the periods prior to the DTV Split-off.

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

        Liberty reflected the Reattribution prospectively in the unaudited attributed financial information. This change in attribution had no effect on the assets and liabilities attributed to the Starz Group.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding, BuySeasons and CommerceHub and our interests in Expedia, HSN, Interval, Lending Tree and IAC. In addition, we have attributed $3,127 million principal amount (as of June 30, 2010) of our public debt to the Interactive Group. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that we have attributed to it. The Starz Group consists primarily of our subsidiary Starz Entertainment and $583 million of corporate cash (as of June 30, 2010).

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities that we have attributed to it. The Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media, ANLBC, TruePosition and minority equity investments in SIRIUS XM, Live Nation, Time Warner Inc. and Sprint Nextel Corporation. In addition, as of June 30, 2010, we have attributed $2,060 million of cash, including subsidiary cash, and $1,888 million principal amount of our exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group.

        During the second quarter of 2010, Liberty announced that its board of directors has authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold substantially all the assets and be subject to substantially all the liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock at a meeting called to consider the redemption, each voting as a separate class.

        On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media, LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media, LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in late 2010 or early 2011.

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

Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
Interactive Group
QVC	$1,758	1,679	3,515	3,267
Corporate and other	295	257	563	500

	2,053	1,936	4,078	3,767

Starz Group
Starz Entertainment	308	296	613	592
Corporate and other	3	3	5	4

	311	299	618	596

Capital Group
Starz Media	84	90	228	192
Corporate and other	116	109	138	132

	200	199	366	324

Consolidated Liberty	$2,564	2,434	5,062	4,687

Adjusted OIBDA
Interactive Group
QVC	$403	371	769	688
Corporate and other	25	41	40	65

	428	412	809	753

Starz Group
Starz Entertainment	107	105	213	213
Corporate and other	(4)	(1)	(7)	(5)

	103	104	206	208

Capital Group
Starz Media	(54)	17	(61)	22
Corporate and other	(5)	(13)	(41)	(50)

	(59)	4	(102)	(28)

Consolidated Liberty	$472	520	913	933

Operating Income (Loss)
Interactive Group
QVC	$270	241	502	418
Corporate and other	4	25	(10)	32

	274	266	492	450

Starz Group
Starz Entertainment	102	92	201	187
Corporate and other	(6)	(17)	(13)	(31)

	96	75	188	156

Capital Group
Starz Media	(55)	15	(64)	17
Corporate and other	(28)	(34)	(89)	(89)

	(83)	(19)	(153)	(72)

Consolidated Liberty	$287	322	527	534

        Revenue.    Our consolidated revenue increased 5.3% and 8.0% for the three and six month periods ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The six month increase is due primarily to increases for QVC ($248 million) with additional increases from our e-commerce businesses ($63 million), Starz Media ($36 million) and Starz Entertainment ($21 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        Consolidated Adjusted OIBDA decreased $48 million or 9.2% and $20 million or 2.1% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The three and six month decreases are primarily due to decreases at Starz Media ($71 million and $83 million, respectively) and the e-commerce businesses ($16 million and $25 million, respectively) offset by increases at QVC ($32 million and $81 million, respectively). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        We recorded $60 million and $63 million of stock compensation expense for the six months ended June 30, 2010 and 2009, respectively. The decrease in stock compensation expense in 2010 relates to our liability classified awards due to a decrease in our stock prices partially offset by increased amortization of outstanding option awards. As of June 30, 2010, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $223 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 3 years.

        Operating income.    Our consolidated operating income decreased $35 million and $7 million for the three and six months ended June 30, 2010 as compared to the corresponding prior year periods. The decrease is primarily the net result of the increased losses for Starz Media ($70 million and $81 million, respectively) and the e-commerce businesses ($23 million and $32 million, respectively) with offsetting operating income growth from QVC ($29 million and $84 million, respectively), Starz Entertainment ($10 million and $14 million, respectively) and Corporate and other in the Starz group ($11 million and $18 million, respectively), due to decreases in stock compensation. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Interest expense
Interactive Group	$(163)	(110)	(310)	(206)
Starz Group	(1)	—	(1)	(1)
Capital Group	(10)	(33)	(33)	(73)

Consolidated Liberty	$(174)	(143)	(344)	(280)

Share of earnings (losses) of affiliates
Interactive Group	$36	12	59	(83)
Starz Group	—	(2)	—	(4)
Capital Group	3	4	(11)	(4)

Consolidated Liberty	$39	14	48	(91)

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$7	25	32	(47)
Starz Group	—	2	(1)	9
Capital Group	(88)	239	55	40

Consolidated Liberty	$(81)	266	86	2

Gains (losses) on dispositions, net
Interactive Group	$—	(1)	364	(3)
Starz Group	—	1	—	1
Capital Group	25	113	24	113

Consolidated Liberty	$25	113	388	111

Other, net
Interactive Group	$(21)	41	(43)	33
Starz Group	—	1	—	(6)
Capital Group	23	39	43	65

Consolidated Liberty	$2	81	—	92

        Interest expense.    Consolidated interest expense increased 21.7% and 22.9% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year period. The overall increases in interest expense related to higher interest rates on variable rate debt and additional borrowings at higher fixed rates due to the longer term nature which were used to pay down lower rate debt that was closer to maturity. These increases were offset slightly by lower interest expense related to borrowings against our derivative positions that were repaid during the year.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Interactive Group
Expedia	$28	10	42	19
Other	8	2	17	(102)
Capital Group
Sirius	8	4	—	4
Other	(5)	—	(11)	(8)
Starz Group
Other	—	(2)	—	(4)

	$39	14	48	(91)

        The share of losses attributed to the Interactive Group in 2009 include $44 million for Ticketmaster and $47 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our six months ended June 30, 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that were in excess of other than temporary impairment charges that we recorded in the fourth quarter of 2008 related to those investments. No impairments were necessary in 2010.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Non-strategic Securities(1)	$(179)	635	30	645
Exchangeable senior debentures(1)	86	(98)	16	(333)
Equity collars(1)	(4)	(75)	(2)	(145)
Borrowed shares(1)	64	(176)	61	(171)
Other derivatives	(48)	(20)	(19)	6

	$(81)	266	86	2

(1)
Changes in fair value are due primarily to changes in the market prices of the underlying marketable securities.

        Gains on dispositions.    Gains on dispositions in 2010 include a $178 million gain related to the Ticketmaster and Live Nation merger, a gain related to the sale of our GSI Commerce, Inc. shares of $132 million and a gain of $53 million related to the disposition of IAC shares.

        Income taxes.    Our effective tax rate for the six months ended June 30, 2010 is 37.6% which is only slightly greater than the U.S. federal income tax rate of 35% due to the net impact of state taxes offset slightly by gains on put options sold on Liberty Interactive stock excluded from taxable income.

        Net earnings.    We had net earnings of $440 million and $359 million for the six months ended June 30, 2010 and 2009, respectively, and were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

        As of June 30, 2010 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and A1/P1 rated commercial paper.

        The following are potential sources of liquidity for each group to the extent the identified asset or transaction has been attributed to such group: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio, debt and equity issuances, and dividend and interest receipts.

        Standard & Poor's Ratings Services and Moody's Investors Services each lowered their rating on our corporate credit in previous periods. These rating services put our corporate ratings on credit watch with developing implications and possible downgrade, respectively, following the Company's proposed split-off announcement in June of 2010. In the event we need to obtain external debt financing at the corporate level, such possible downgrades could negatively impact our ability to obtain financing at the corporate level and could increase the cost of any financing we are able to obtain.

        Interactive Group.    During the six months ended June 30, 2010, the Interactive Group's primary uses of cash were $1,763 million of debt repayments, the repayment of $316 million in intergroup notes and $123 million of capital expenditures. These uses of cash were funded primarily with $1,000 million from the issuance of QVC bonds, $200 million of cash provided by operating activities, which is net of $190 million of intercompany tax payments to the Capital Group, $807 million of cash reattributed from the Capital Group and $459 million of cash proceeds from the disposition of certain investments. As of June 30, 2010, the Interactive Group had a cash balance of $1,100 million.

        The projected uses of Interactive Group cash for the remainder of 2010 include approximately $250 million for interest payments on QVC and parent debt attributed to the Interactive Group, $146 million for capital expenditures, additional tax payments to the Capital Group and potential payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. One of our subsidiaries, attributed to the Interactive Group, acquired an on-line personalized gift company, for approximately $35 million, in July of 2010. We do not have any other commitments to make new investments at this time.

        Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Money Bank, who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC and GE Money Bank share the net revenue of the credit card program according to percentages that vary with the performance of the portfolio and 3 month LIBOR and are settled monthly. Net revenue includes finance charges and late fees, less write-offs of uncollectible accounts and other expenses. The new agreement, which will expire in August 2015, is substantially different than the expired agreement, under which we retained the rights to all of the net credit card revenue and paid a fee to GE Money Bank to service the revolving credit accounts. QVC estimates that operating income (and adjusted OIBDA) would have been negatively impacted by approximately $20-25 million per year over the previous 3 years based on the terms of the new contract as compared to the expired contract. QVC also recovered its noninterest bearing deposit maintained as collateral under the old agreement with GE Money Bank in the amount of $501 million. This deposit had previously been recorded as a component of accounts receivable. QVC's liquidity and capital resources have been significantly strengthened due to this increase in cash. As a result, QVC expects that the overall net economics of the new agreement will not have a material negative impact to its cash flows as compared to the prior agreement based on the potential uses for the cash on hand. For example, although there is no requirement to do so, QVC could reduce its interest expense if it were to use the additional cash resources to retire a portion of its existing indebtedness.

        We expect that the Interactive Group will fund its 2010 cash needs with cash on hand and cash provided by operating activities. In addition, at June 30, 2010, unused capacity under the QVC Amended Credit Agreements aggregated $423 million.

        QVC was in compliance with its debt covenants as of June 30, 2010.

        Starz Group.    During the six months ended June 30, 2010, the Starz Group's primary uses of cash were the repurchases of Liberty Starz common stock for $40 million and stock based compensation payments of $29 million. The uses of cash were funded by a repayment of the outstanding intergroup loan of $158 million by the Interactive Group and cash from operations. As of June 30, 2010, the Starz Group had a cash balance of $946 million.

        The projected uses of Starz Group cash in 2010 include an estimated payment for the settlement of stock appreciation rights exercised by the founder and former CEO of Starz with respect to which we have accrued a liability of $116 million and tax payments to the Capital Group. In addition, we may make additional repurchases of Liberty Starz common stock and additional investments in existing or new businesses and attribute such investments to the Starz Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2010.

        Capital Group.    During the six months ended June 30, 2010, the Capital Group's primary uses of cash were $807 million cash reattributed to the Interactive Group and the repayment of $973 million in outstanding debt, primarily the derivative loans, $286 million in Liberty Capital tracking stock repurchases and $257 million of additional investments in cost to equity investees. The uses of cash were funded by cash on hand, cash proceeds of $750 million from the settlement of derivatives and the repayment of the outstanding intergroup loan of $158 million by the Interactive Group.

        The projected uses of Capital Group cash for the remainder of 2010 include approximately $20 million for interest payments. We may also make additional repurchases of Liberty Capital common stock and additional investments in existing or new businesses and attribute such investments to the Capital Group.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At June 30, 2010, the Capital Group's sources of liquidity include $2,060 million in cash and $2,097 million of non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        See note 13 to the accompanying condensed consolidated financial statements for further discussion of our commitments and contingencies.

Results of Operations—Tracking Stock Groups

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding, BuySeasons and CommerceHub our interests in IAC, Expedia, HSN, Interval, Lending Tree and $3,127 million principal amount (as of June 30, 2010) of our publicly-traded debt.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
QVC	$1,758	1,679	3,515	3,267
E-commerce businesses	295	257	563	500
Corporate and other	—	—	—	—

	$2,053	1,936	4,078	3,767

Adjusted OIBDA
QVC	$403	371	769	688
E-commerce businesses	28	44	46	71
Corporate and other	(3)	(3)	(6)	(6)

	$428	412	809	753

Operating Income (Loss)
QVC	$270	241	502	418
E-commerce businesses	8	31	12	44
Corporate and other	(4)	(6)	(22)	(12)

	$274	266	492	450

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

        QVC's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Net revenue	$1,758	1,679	3,515	3,267
Cost of sales	(1,105)	(1,061)	(2,230)	(2,092)

Gross profit	653	618	1,285	1,175
Operating expenses	(166)	(160)	(331)	(318)
SG&A expenses (excluding stock-based compensation	(84)	(87)	(185)	(169)

Adjusted OIBDA	403	371	769	688
Stock-based compensation	(4)	(3)	(9)	(7)
Depreciation and amortization	(129)	(127)	(258)	(263)

Operating income	$270	241	502	418

        Net revenue is generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
QVC-US	$1,193	1,152	2,349	2,200
QVC-UK	135	129	262	246
QVC-Germany	196	196	436	419
QVC-Japan	234	202	468	402

	$1,758	1,679	3,515	3,267

        Net Revenue.    QVC's consolidated net revenue increased 4.7% and 7.6% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year period. The three month increase in net revenue is comprised of $80 million due to a 3.9% increase in units shipped, $28 million due to a 2% increase in the average sales price per unit ("ASP") and $11 million due to an increase in shipping and handling revenue. These increases were partially offset by a decrease of $35 million due to an increase in estimated product returns and a decrease of $5 million due to unfavorable foreign currency rates. Returns as a percent of gross product revenue increased to 19.1% from 18.4%. The six month increase in revenue is comprised of $246 million due to a 6.2% increase in units shipped, $41 million due to an increase in shipping and handling revenue, $25 million due to favorable foreign currency rates and $3 million due to a 1% increase in ASP. These increases were partially offset by $67 million due to an increase in estimated product returns. Returns as a percent of gross product revenue increased to 19.2% from 18.7%.

        During the three and six months ended June 30, 2010 and 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future,

QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase in net revenue
	Three months ended June 30, 2010		Six months ended June 30, 2010
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	3.6%	3.6%	6.8%	6.8%
QVC-UK	4.7%	8.1%	6.5%	4.1%
QVC-Germany	—%	6.9%	4.1%	4.0%
QVC-Japan	15.8%	9.8%	16.4%	11.5%

        For the third consecutive quarter, QVC's net revenue increased in local currency in each geographical area compared to the corresponding prior year period. QVC-US growth in net revenue for the three and six month period ended June 30, 2010 is due primarily to an increase in gross shipped sales as well as higher shipping and handling revenue, partially offset by an increase in return rates. Shipped sales increased due to growth in sales in the home, accessories and apparel product areas offset by a lower jewelry sales. Shipping and handling revenue increased due to increased customer usage of prepaid return labels as well as less promotional offers. For the three and six months ended June 30, 2010, UK showed increased sales in the beauty and apparel product areas partially offset with decreased jewelry and electronics sales. QVC-Germany's sales increase in local currency for the three and six months ended June 30, 2010 is due primarily to increases in the beauty, accessories and electronics areas with a decline experienced in the jewelry product area. For both periods, QVC-Japan has shown sales growth in each product category partially offset with softness in the jewelry product area.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK and Germany. In addition, in Japan, analog customers are expected to be converted to a digital environment in July 2011. It is likely that such conversion will have a negative impact on the overall number of subscribers viewing the program. QVC is currently evaluating the possible impact on QVC-Japan's results as well as opportunities to acquire subscribers via other distribution channels that will aid in mitigating the impact of the conversion. QVC's future sales growth will primarily depend on expansions into new countries, sales growth from our e-commerce platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        Gross profit.    QVC's gross profit percentage increased from 36.8% to 37.1% and from 36.0% to 36.6% during the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year period. These increases are due primarily to lower inventory obsolescence provisions. For the six months ended June 30, the increase is also due to higher initial product margins in the apparel and to a lesser extent, the jewelry product areas.

        Operating expenses.    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased 3.8% and 4.1% for the three and six months ended June 30, 2010, as compared to the corresponding prior year period. The increase in 2010 operating expenses is due primarily to increased commissions and credit card fee expenses. As a percent of net revenue, operating expenses were 9.4% and 9.5% for the three months ended June 30, 2010 and 2009, respectively and 9.4% and 9.7% for the six months ended June 30, 2010 and 2009, respectively. The 2010 decrease in operating expenses as a percent of net revenue is due primarily to lower customer service expenses due to staff efficiencies as well as an increase in online and automated touch phone ordering.

        SG&A expenses.    QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased 3.4% and increased 9.5% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year period. Included in QVC's SG&A results are $3 million and $6 million of costs for the three and six months ended June 30, 2010, respectively, related to the expected launch of the QVC-Italy service. This is an increase over the prior year of $3 million for the three months ended June 30, 2010 and $5 million for the six months ended June 30, 2010. QVC expects that QVC-Italy will incur an Adjusted OIBDA loss in 2010 of $30-40 million. Excluding the impact of Italy, the decrease in the three months ended June 30, 2010 is due primarily to a $9 million increase in credit card income, a $5 million decrease in personnel expenses and a $3 million decrease in franchise tax expense. The decrease in personnel expenses primarily relate to management bonus compensation and benefits expense. These decreases are partially offset by a $7 million increase in bad debt expense and a $3 million increase in software expense and outside services. QVC continues to experience an increase in write-offs and reserves related to its installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the more recent recessionary economic conditions. Excluding the impact of Italy, the increase in the six months ended June 30, 2010 is due primarily to a $15 million increase in bad debt expense, a $6 million increase in personnel expenses primarily related to increased management bonus compensation and a $3 million increase in marketing expenses primarily related to internet marketing initiatives. These increases were partially offset by a $15 million increase in credit card income.

        As discussed in the Material Changes in Financial Condition section, QVC entered into a new agreement with GE Money Bank, who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. QVC estimates that the terms of the new agreement will negatively impact Adjusted OIBDA but believes the overall cash flow impact will not be material.

        Depreciation and amortization.    Depreciation and amortization consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Purchase accounting:
Affiliate agreements	38	38	76	75
Customer relationships	43	44	86	91

	81	82	162	166
Property, plant and equipment	31	28	63	60
Software amortization	12	10	24	24
Channel placement amortization	5	7	9	13

Total depreciation and amortization	129	127	258	263

        E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and BuySeasons. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $38 million or 14.8% and $63 million or 12.6% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. Overall revenue growth was partially offset by lower commission revenue earned when customers sign-up for third-party on-line discount services. In the first quarter of 2010, a decision was made to change the way these promotions are offered which reduced the revenue earned in the three and six months by $11 million and $18 million, respectively. These changes are expected to continue adversely impacting commission revenue throughout 2010. For the year ended December 31, 2009, the revenue earned associated with these commissions was approximately $32 million. Revenue earned from the commissions yielded significantly higher margins than product sales, and therefore, the reduction in this revenue more negatively impacted Adjusted OIBDA on a percentage basis. Additionally, during the period increased marketing spend helped grow revenue and new customer names but impacted the margin percentage negatively. Adjusted OIBDA for the e-commerce businesses decreased 35.2% for the six month period in 2010 and represented 8.2% of revenue in 2010, as compared to 14.2% in 2009. Additionally, for the three and six months ended June 30, 2010, approximately $4 million and $9 million, respectively, of adjusted OIBDA losses were incurred associated with two start-up operations. These negative impacts offset the growth in product related Adjusted OIBDA that was achieved by our other e-commerce businesses.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz Entertainment and $583 million of corporate cash.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
Starz Entertainment	$308	296	613	592
Corporate and other	3	3	5	4

	$311	299	618	596

Adjusted OIBDA
Starz Entertainment	$107	105	213	213
Corporate and other	(4)	(1)	(7)	(5)

	$103	104	206	208

Operating Income (Loss)
Starz Entertainment	$102	92	201	187
Corporate and other	(6)	(17)	(13)	(31)

	$96	75	188	156

        Revenue.    The Starz Group's revenue increased $12 million or 4.0% and $22 million or 3.7% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods.

        Adjusted OIBDA.    The Starz Group's Adjusted OIBDA remained relatively flat with a slight decrease of $1 million or 1.0% and $2 million or 1.0% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods.

        Operating income.    Operating income for the Starz Group increased $21 million or 28.0% and $32 million or 20.5% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The reduced operating loss for the six months ended June 30, 2010 is primarily due to a decrease in stock compensation.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies and original programming to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services ("consignment agreements"). Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2010 through 2017. During the six months ended June 30, 2010, 55.7% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        Starz Entertainment's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Revenue	$308	296	613	592
Operating expenses	(169)	(157)	(332)	(318)
SG&A expenses	(32)	(34)	(68)	(61)

Adjusted OIBDA	107	105	213	213
Stock-based compensation	(1)	(8)	(4)	(17)
Depreciation and amortization	(4)	(5)	(8)	(9)

Operating income	$102	92	201	187

        Starz Entertainment's revenue increased 4.1% and 3.5% for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year period. The six month increase is comprised of $6 million due to a higher effective rate for Starz Entertainment's services and $15 million due to growth in the number of subscriptions under consignment deals. The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions decreased 3.4% and 3.8% and EMP average subscriptions decreased 1.0% and 1.8% for the three and six months ended June 30, 2010, respectively. Such average decreases are the net result of increases in subscriptions under consignment agreements and decreases in subscriptions under fixed-rate agreements which do not impact revenue. Approximately 33% of Starz Entertainment's revenue in 2010 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses increased $12 million or 7.6% and $14 million or 4.4% for the three and six months ended June 30, 2010 as compared to the corresponding prior year periods. Operating expenses for the three and six months ended June 30, 2010 increased due primarily to increased amortization and impairments on two original programs (Party Down and Gravity) which were cancelled during the quarter.

        Starz Entertainment's SG&A expenses were relatively flat for the three months ended June 30, 2010 and increased $7 million or 11.5% for the six months ended June 30, 2010 as compared to the corresponding prior year period. The six month increase is due primarily to the promotion of a Starz original production Spartacus in the first quarter of 2010.

        Starz Entertainment has outstanding phantom stock appreciation rights (PSARs) held by its founder and former chief executive officer which were exercised in the fourth quarter of 2009. No additional compensation was recorded in the current period related to those rights. The determination of the final amount owed for the PSARs will be made by independent third parties and the process for making that determination has been initiated.

Capital Group

        The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Interactive Group or the Starz Group, including controlling interests in Starz Media, ANLBC and TruePosition as well as minority investments in Sirius, Time Warner Inc., Time Warner Cable Inc., Sprint, Live Nation and other public and private companies. In addition, we have attributed $2,060 million of cash, including subsidiary cash, and $1,888 million principal amount (as of June 30, 2010) of our exchangeable senior debentures and other parent debt to the Capital Group.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
Starz Media	$84	90	228	192
Corporate and other	116	109	138	132

	$200	199	366	324

Adjusted OIBDA
Starz Media	$(54)	17	(61)	22
Corporate and other	(5)	(13)	(41)	(50)

	$(59)	4	(102)	(28)

Operating Income (Loss)
Starz Media	$(55)	15	(64)	17
Corporate and other	(28)	(34)	(89)	(89)

	$(83)	(19)	(153)	(72)

        Revenue.    The Capital Group's combined revenue increased 0.5% for the three months ended June 30, 2010 and increased 13.0% for the six months ended June 30, 2010 as compared to the corresponding prior year periods. The six month increase in revenue is due primarily to a $19 million increase in theatrical revenue and a $30 million increase in home video revenue. Theatrical revenue increased due to the wide release (in excess of 1900 screens) of two films, The Crazies and Brooklyn's Finest, as compared to one theatrical release, Sunshine Cleaning, on a limited basis (approximately 600 screens) in the prior year. Home video revenue increased as the result of five films (Law Abiding Citizen, The Men Who Stare at Goats, Pandorum, Capitalism:A Love Story and The Crazies) released on DVD in the first quarter of 2010 as compared to only three (Righteous Kill, Henry Poole is Here and Last Chance Harvey) in the same period last year. The revenue from Starz Media decreased for the three months ended June 30, 2010, due to a $14 million decrease in television revenue resulting from pay television revenue recorded in the 2009 period related to Space Chimps, partially offset by an $8 million increase in home video revenue related to the DVD releases described above.

        During the second quarter of 2010 TruePosition delivered the final specified upgrade in accordance with one of its agreements under which revenue and costs were being deferred. The delivery of this item allows TruePosition to recognize previously deferred revenue and costs ($641 million and $202 million, respectively) into operations over the remaining useful life of the equipment delivered. The estimated original life of the equipment was determined to be seven years and the weighted average amortization period, based on the remaining useful life, for revenue and costs is 3.5 years. In addition, any current revenue will be recognized as delivered and no longer deferred.

        Included in Capital Group's corporate and other revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date, and payments aggregated $12 million for each of the six month periods ended June 30, 2010 and 2009.

        Adjusted OIBDA.    The Capital Group's Adjusted OIBDA decreased $63 million and $74 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. Starz Media's Adjusted OIBDA decreased $83 million for the six months ended June 30, 2010 due in part to the number and timing of films released theatrically and on home video and television by Starz Media and Overture Films and the corresponding fluctuations of theatrical, home video and television revenue and related expenses associated with these films. In addition, Starz Media determined that a number of its titles were impaired due to lower theatrical, home video and television revenue than previously anticipated, and recorded approximately $42 million of impairments during the second quarter of 2010. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. The wide release of two films in the six months ended June 30, 2010 as compared to one release on a limited basis in the prior year increased these costs by $32 million. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video, premium television and other distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        In July 2010, we announced that the marketing and distribution units of Overture were being transferred to Relativity Media, LLC ("Relativity"), effective July 27, 2010. As part of this arrangement, Relativity will handle the theatrical release of Overture's final three films. We will continue to exploit the films in Overture's library, as well as the three unreleased films, and the net margin earned on these films will be used to service the outstanding debt associated with these films. We are currently evaluating strategic alternatives for the remaining Starz Media businesses. While a final decision has not been made regarding the future of Starz Media, we do not expect it to incur annual operating losses in the future of the same magnitude that it has experienced in recent years given our decision with respect to Overture.

        Operating loss.    The Capital Group's operating loss increased in 2010 due to the aforementioned timing of films released by Starz Media in the theatrical and home video markets, impairments in the second quarter of 2010 offset slightly by decreased stock compensation as compared to the prior period.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2010, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$1,847	4.68%	$4,248	5.95%
Capital Group	$835	0.70%	$1,180	3.13%
Starz Group	$—	N/A	$46	5.5%

        In addition, QVC has entered into (i) interest rate swaps with an aggregate notional amount of $2,200 million pursuant to which it pays a fixed rate of 5.0-5.3% and receives variable payments at 3-month LIBOR which expire in March 2011 and (ii) interest rate swaps with an aggregate notional amount of $600 million pursuant to which it pays a fixed rate of 3.1% and receives variable payments at 3-month LIBOR which expire in October 2010.

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

        At June 30, 2010, the fair value of our AFS equity securities attributed to the Capital Group was $3,761 million. Had the market price of such securities been 10% lower at June 30, 2010, the aggregate value of such securities would have been $376 million lower. Such decrease would be partially offset by an increase in the value of our borrowed shares. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

        On several occasions our board of directors authorized share repurchase programs for our Series A and Series B Liberty Capital common stock, Series A and Series B Liberty Starz common stock and Series A and Series B Interactive common stock. On each of March 10, 2008 and August 13, 2008 our board authorized $300 million of share repurchases of Series A Liberty Capital common stock and an additional authorization of $500 million in share repurchases on May 6, 2010 for a total of $1,100 million. On November 9, 2009 our board authorized the repurchase of $500 million Series A and Series B Liberty Starz common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. Approximately $740 million may yet be purchased under such Liberty Interactive common stock repurchase programs.

        A summary of the repurchase activity for the three months ended June 30, 2010 is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
April 1-30, 2010	2,044,992	$40.45	2,044,992	$30 million
May 1-31, 2010	2,812,780	$41.59	2,812,780	$413 million
June 1-30, 2010	1,888,200	$43.31	1,888,200	$331 million

Total	6,745,972		6,745,972

        In addition to the shares listed in the table above, 5,207 shares of Series A Liberty Capital common stock, 16,708 shares of Series A Liberty Interactive common stock and 2,610 shares of Series A Liberty Starz common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2010.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Executive Employment Agreement, dated December 19, 2009, between Gregory B. Maffei and Liberty Media Corporation*
10.2	Liberty Media Corporation 2010 Incentive Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation New Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date: August 9, 2010	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: August 9, 2010	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: August 9, 2010	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Executive Employment Agreement, dated as of December 19, 2009, between Gregory B. Maffei and Liberty Media Corporation*
10.2	Liberty Media Corporation 2010 Incentive Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation New Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

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