Form 10-Q
period 2010-09-30
LIBERTY MEDIA CORP
filed 2010-11-05
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of October 29, 2010 was:

	Series A	Series B
Liberty Capital common stock	77,196,890	7,364,839
Liberty Interactive common stock	569,223,553	29,080,216
Liberty Starz common stock	49,042,721	2,590,180

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2010	December 31, 2009
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,531	4,835
Trade and other receivables, net	798	1,518
Inventory, net	1,109	985
Program rights	504	469
Financial instruments (note 8)	—	752
Other current assets	735	168

Total current assets	6,677	8,727

Investments in available-for-sale securities and other cost investments, including $1,148 million and $851 million pledged as collateral for share borrowing arrangements (note 6)	4,530	4,120
Investments in affiliates, accounted for using the equity method (note 7)	1,027	1,030
Property and equipment, at cost	2,281	2,163
Accumulated depreciation	(986)	(858)

	1,295	1,305

Intangible assets not subject to amortization (note 9):
Goodwill	6,233	6,225
Trademarks	2,492	2,508
Other	153	153

	8,878	8,886

Intangible assets subject to amortization, net (note 9)	2,763	3,027
Other assets, at cost, net of accumulated amortization	1,415	1,536

Total assets	$26,585	28,631

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, continued

(unaudited)

	September 30, 2010	December 31, 2009
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$602	598
Accrued liabilities	943	1,037
Financial instruments (note 8)	1,251	1,002
Current portion of debt, including $319 million and $297 million measured at fair value (note 10)	477	1,932
Current deferred income tax liabilities	1,232	1,247
Other current liabilities	549	360

Total current liabilities	5,054	6,176

Long-term debt, including $2,102 million and $1,957 million measured at fair value (note 10)	7,042	7,842
Deferred income tax liabilities	2,757	2,675
Other liabilities	1,476	1,700

Total liabilities	16,329	18,393

Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 77,184,602 shares at September 30, 2010 and 89,814,862 shares at December 31, 2009	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,364,839 shares at September 30, 2010 and 7,405,151 shares at December 31, 2009	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 49,032,088 shares at September 30, 2010 and 49,673,954 shares at December 31, 2009	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,590,180 shares at September 30, 2010 and 2,365,545 shares at December 31, 2009	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 568,905,438 shares at September 30, 2010 and 567,044,845 shares at December 31, 2009	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,095,216 shares at September 30, 2010 and 29,276,689 shares at December 31, 2009	—	—
Additional paid-in capital	8,410	8,900
Accumulated other comprehensive earnings, net of taxes	275	352
Retained earnings	1,455	850

Total stockholders' equity	10,147	10,109
Noncontrolling interests in equity of subsidiaries	109	129

Total equity	10,256	10,238

Commitments and contingencies (note 13)
Total liabilities and equity	$26,585	28,631

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$1,968	1,827	6,046	5,594
Communications and programming services	570	475	1,554	1,395

	2,538	2,302	7,600	6,989

Operating costs and expenses:
Cost of sales	1,254	1,182	3,832	3,573
Operating	535	492	1,549	1,396
Selling, general and administrative, including stock-based compensation (note 3)	287	297	904	819
Depreciation and amortization	168	164	494	500

	2,244	2,135	6,779	6,288

Operating income	294	167	821	701
Other income (expense):
Interest expense	(170)	(177)	(514)	(457)
Share of earnings (losses) of affiliates, net (note 7)	(23)	10	25	(81)
Realized and unrealized gains (losses) on financial instruments, net (note 8)	2	(167)	88	(165)
Gains (losses) on dispositions, net (note 6)	28	(13)	416	98
Other, net	35	16	35	108

	(128)	(331)	50	(497)

Earnings (loss) from continuing operations before income taxes	166	(164)	871	204
Income tax benefit (expense)	28	63	(237)	(57)

Earnings (loss) from continuing operations	194	(101)	634	147
Earnings (loss) from discontinued operations, net of taxes (note 2)	—	(26)	—	85

Net earnings (loss)	194	(127)	634	232
Less net earnings attributable to the noncontrolling interests	15	9	29	26

Net earnings (loss) attributable to Liberty Media Corporation shareholders	$179	(136)	605	206

Net earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$26	(132)	(34)	(91)
Liberty Starz common stock	48	2	166	232
Liberty Interactive common stock	105	(6)	473	65

	$179	(136)	605	206

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations, continued

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.30	(1.38)	(.37)	(.95)
Series A and Series B Liberty Starz common stock	$.96	.05	3.32	.28
Series A and Series B Liberty Interactive common stock	$.18	(.01)	.79	.11
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.29	(1.38)	(.37)	(.95)
Series A and Series B Liberty Starz common stock	$.92	.05	3.19	.28
Series A and Series B Liberty Interactive common stock	$.17	(.01)	.78	.11
Basic net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.30	(1.38)	(.37)	(.95)
Series A and Series B Liberty Starz common stock	$.96	—	3.32	.45
Series A and Series B Liberty Interactive common stock	$.18	(.01)	.79	.11
Diluted net earnings (loss) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$.29	(1.38)	(.37)	(.95)
Series A and Series B Liberty Starz common stock	$.92	—	3.19	.45
Series A and Series B Liberty Interactive common stock	$.17	(.01)	.78	.11

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Net earnings (loss)	$194	(127)	634	232

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	74	36	(28)	23
Unrealized holding gains arising during the period	37	171	35	190
Recognition of previously unrealized gains on available-for-sale securities, net	—	(2)	(126)	—
Share of other comprehensive earnings (loss) of equity affiliates	8	(1)	7	(11)
Other, net	21	(3)	46	34
Other comprehensive earnings from discontinued operations	—	20	—	14

Other comprehensive earnings (loss)	140	221	(66)	250

Comprehensive earnings	334	94	568	482
Less comprehensive earnings attributable to the noncontrolling interests	20	17	40	24

Comprehensive earnings attributable to Liberty Media Corporation shareholders	$314	77	528	458

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$29	(112)	(45)	(57)
Liberty Starz common stock	48	23	166	247
Liberty Interactive common stock	237	166	407	268

	$314	77	528	458

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended September 30,
	2010	2009
	amounts in millions
Cash flows from operating activities:
Net earnings	$634	232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(85)
Depreciation and amortization	494	500
Stock-based compensation	85	98
Cash payments for stock-based compensation	(57)	(11)
Noncash interest expense	87	115
Share of (earnings) losses of affiliates, net	(25)	81
Realized and unrealized (gains) losses on financial instruments, net	(88)	165
Gains on disposition of assets, net	(416)	(98)
Cash receipts from return on equity investments	14	—
Deferred income tax (benefit) expense	105	(173)
Other noncash charges (credits), net	163	(10)
Changes in operating assets and liabilities
Current and other assets	448	147
Payables and other current liabilities	(73)	(47)

Net cash provided by operating activities	1,371	914

Cash flows from investing activities:
Cash proceeds from dispositions	518	290
Proceeds from settlement of financial instruments, net	719	1,095
Investments in and loans to cost and equity investees	(288)	(728)
Repayment of loan by cost and equity investees	101	409
Capital expended for property and equipment	(186)	(148)
Net sales (purchases) short term investments	(427)	58
Net (increase) decrease in restricted cash	(32)	63
Other investing activities, net	(53)	(40)

Net cash provided by investing activities	352	999

Cash flows from financing activities:
Borrowings of debt	3,096	3,094
Repayments of debt	(5,536)	(3,915)
Repurchases of Liberty common stock	(627)	(3)
Other financing activities, net	31	112

Net cash used by financing activities	(3,036)	(712)

Effect of foreign currency exchange rates on cash	9	(13)

Net cash provided by discontinued operations:
Cash used by operating activities	—	156
Cash used by investing activities	—	(17)
Cash provided by financing activities	—	(146)
Change in available cash held by discontinued operations	—	38

Net cash provided by discontinued operations	—	31

Net increase (decrease) in cash and cash equivalents	(1,304)	1,219
Cash and cash equivalents at beginning of period	4,835	3,060

Cash and cash equivalents at end of period	$3,531	4,279

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2010

	Stockholders' Equity
		Common stock
						Liberty Interactive
		Liberty Capital		Liberty Starz					Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred stock							Additional paid-in capital		Retained earnings		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2010	$—	1	—	—	—	6	—	8,900	352	850	129	10,238
Net earnings	—	—	—	—	—	—	—	—	—	605	29	634
Other comprehensive loss	—	—	—	—	—	—	—	—	(77)	—	11	(66)
Stock compensation	—	—	—	—	—	—	—	106	—	—	—	106
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	19	—	—	—	19
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(587)	—	—	—	(587)
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2	2
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Other	—	—	—	—	—	—	—	12	—	—	2	14

Balance at September 30, 2010	$—	1	—	—	—	6	—	8,410	275	1,455	109	10,256

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2010
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

        On November 19, 2009, Liberty completed the split-off (the "DTV Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The DTV Split-Off was accomplished by a redemption (the "Redemption") of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares.

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

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective as of that date (the "February Reattribution"):

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

        On September 16, 2010, Liberty Media's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from its Capital Group to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by Liberty Media's Capital Group to its Starz Group has been extinguished, and its Starz Group has become attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by Liberty Media's Capital Group that may be realized from any future sale or other disposition of that business by Liberty Media's Starz Group will remain attributed to its Capital Group.

        Liberty reflected these reattributions prospectively in the unaudited attributed financial information. These changes in attribution have no effect on the balance sheet and results of operations of Liberty on a consolidated basis.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), BuySeasons, Inc. ("BuySeasons") and Commerce Technologies, Inc. ("CommerceHub") and its noncontrolling interest in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Tree.com, Inc. ("Lending Tree") and IAC/InterActiveCorp ("IAC"). In addition, Liberty has attributed $3,075 million principal amount (as of September 30, 2010) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz Entertainment, LLC ("Starz Entertainment"), and $635 million of corporate cash (as of September 30, 2010). In addition, as noted above, as of September 30, 2010 Starz Media, LLC ("Starz Media") is attributed to the Starz Group. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media through September 30, 2010, Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc. ("Time Warner"), Time Warner Cable Inc. ("Time Warner Cable"), Sprint Nextel Corporation ("Sprint") and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty has attributed $1,581 million of cash, including subsidiary cash, and $1,888 million principal amount (as of September 30, 2010) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

        During the second quarter of 2009, each of the Starz Group and the Capital Group made intergroup loans to the Interactive Group in the amount of $250 million. In the first quarter of 2010, the Interactive Group repaid the remaining balance of the intergroup loans by making payments of $158 million to each of the Starz Group and Capital Group.

        During the second quarter of 2010, Liberty announced that its board of directors has authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold substantially all the assets and be subject to substantially all the liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups, other than a to-be-determined amount of cash, exchangeable debt in the principal amount of $1.1 billion and the stock into which such debt is exchangeable which will be reattributed from Liberty Capital to Liberty Interactive prior to the completion of the proposed split-off. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, at a meeting called to consider the redemption. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the first half of 2011.

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

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2010	$25
September 30, 2009	$35
Nine months ended:
September 30, 2010	$85
September 30, 2009	$98

        During the nine months ended September 30, 2010, Liberty granted to QVC employees, 3.5 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $5.38 per share. These options vest semi-annually over the 4 year vesting period. Additionally, Liberty granted, primarily to BuySeasons employees, 221,000 options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $4.49 per share. These options vest quarterly over the 4 year vesting period.

        During the nine months ended September 30, 2010, Liberty granted, primarily to Starz Entertainment employees, 209,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $16.17 per share. These options vest quarterly over the 4 year vesting period.

        In addition, during the nine months ended September 30, 2010 Liberty granted 6.5 million options to purchase shares of Series A Liberty Interactive common stock, 1.1 million options to purchase shares of Series A Liberty Capital common stock and 667,000 options to purchase shares of Series A Liberty Starz common stock, as a long-term incentive grant to Liberty officers. Such options had a weighted average grant-date fair value of $8.05, $19.48 and $22.97 per share, respectively. These options vest one third each on June 30, 2013, June 30, 2014 and December 31, 2015.

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

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2010	5,069	$14.45	40,832	$11.30	2,595	$43.13
Granted	1,116	$34.57	10,231	$13.96	875	$51.23
Exercised	(866)	$13.38	(1,092)	$4.35	(148)	$31.98
Forfeited/Cancelled	(25)	$13.78	(1,167)	$16.54	(20)	$44.24

Outstanding at September 30, 2010	5,294	$18.87	48,804	$11.88	3,302	$45.78

Exercisable at September 30, 2010	1,757	$11.11	17,686	$15.90	628	$30.61

        The following table provides additional information about outstanding options to purchase Liberty common stock at September 30, 2010.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	5,294	$18.87	5.2 years	$175,705	1,757	$11.11	$71,990
Series A Interactive	48,804	$11.88	4.9 years	$185,202	17,686	$15.90	$46,579
Series B Interactive	7,491	$23.41	0.7 years	$—	7,491	$23.41	$—
Series A Starz	3,302	$45.78	5.7 years	$68,285	628	$30.61	$21,606
Series B Starz	370	$31.15	0.8 years	$12,374	370	$31.15	$12,374

        As of September 30, 2010, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $201 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.3 years.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Series A and Series B Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the nine months ended September 30, 2010 are 2 million potential common shares because their inclusion would be antidilutive.

	Liberty Capital Common Stock
	Three months ended September 30, 2010	Nine months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2009
	numbers of shares in millions
Basic EPS	86	92	96	96
Stock options	3	—	—	—

Diluted EPS	89	92	96	96

Series A and Series B Liberty Starz Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the nine months ended September 30, 2010 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Starz Common Stock
	Three months ended September 30, 2010	Nine months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2009
	numbers of shares in millions
Basic EPS	50	50	518	517
Stock options	2	2	5	4

Diluted EPS	52	52	523	521

Series A and Series B Liberty Interactive Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the nine months ended September 30, 2010 are 30 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended September 30, 2010	Nine months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2009
	numbers of shares in millions
Basic EPS	596	596	594	594
Stock options	8	7	—	5

Diluted EPS	604	603	594	599

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2010
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,521	4,114	407	—
Financial instrument liabilities	$1,342	1,148	194	—
Debt	$2,421	—	2,421	—

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

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $3,492 million as of September 30, 2010.

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	September 30, 2010	December 31, 2009
	amounts in millions
Capital Group
Time Warner(1)	$1,049	997
Time Warner Cable(1)	464	356
Sprint(1)	329	260
Motorola, Inc.(1)	443	403
Viacom, Inc.	275	226
Live Nation(2)	270	—
CenturyLink, Inc.(1)	212	195
Other AFS equity securities(1)	287	220
SIRIUS XM debt securities(3)	422	300
Other AFS debt securities	433	376
Other cost investments and related receivables	9	22

Total attributed Capital Group	4,193	3,355

Interactive Group
IAC(4)	336	492
Other(5)	—	242

Total attributed Interactive Group	336	734

Starz Group
Other AFS securities	1	31

Total attributed Starz Group	1	31

Consolidated Liberty	$4,530	4,120

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)
On January 25, 2010, Live Nation and Ticketmaster Entertainment, Inc. ("Ticketmaster") completed a merger transaction. Liberty owned approximately 29% of the outstanding common stock of Ticketmaster and received 1.474 shares of Live Nation for each share of Ticketmaster. As a result of the merger Liberty now owns approximately 15% of the combined entity and accounts for the new investment as an AFS security. Liberty recorded the transaction at fair value and recorded a $178 million gain. At the time of the merger the investment was attributed to the Interactive Group. As a result of the February Reattribution the Live Nation investment is attributed to the Capital Group.

(3)
During the nine months ended September 30, 2010, Liberty acquired $150 million of SIRIUS XM 8.75% bonds due April 15, 2015 at par and SIRIUS XM repurchased and retired certain public

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  bonds of which Liberty owned approximately $55 million of the principal amount. Proceeds from the repurchase were approximately $58 million.

(4)
During the nine months ended September 30, 2010, Liberty sold approximately 3.7 million shares of IAC in the open market for cash proceeds of approximately $77 million. Liberty also physically settled a derivative by delivering 7.5 million shares of IAC for proceeds of $153 million. The combined gain on the disposition of IAC shares, recorded in gains (losses) on dispositions, net, was $53 million.

(5)
During the nine months ended September 30, 2010, QVC sold its investment in GSI Commerce, Inc. for aggregate cash proceeds of $220 million. QVC recognized a $132 million gain on the sale.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities, not accounted for using the fair value option, are summarized below.

	September 30, 2010		December 31, 2009
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$134	67	258	69
Gross unrealized holding losses(a)	$(16)	—	—	—

(a)
The investment in an unrealized loss position has not been in a continuous loss position for more than 12 months.

(7)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2010 and the carrying amount at December 31, 2009:

	September 30, 2010		December 31, 2009
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
Expedia	25%	698	631
Other	various	235	264
Capital Group
SIRIUS XM	40%	—	33
Other	various	94	102

		$1,027	1,030

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Interactive Group
Expedia	$43	28	85	47
Other	(7)	8	10	(94)
Capital Group
SIRIUS XM	(51)	(18)	(51)	(14)
Other	(8)	(4)	(19)	(12)
Starz Group
Other	—	(4)	—	(8)

	$(23)	10	25	(81)

Expedia

        The market value of the Company's investment in Expedia was $1,954 million and $1,781 million at September 30, 2010 and December 31, 2009, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	amounts in millions
Current assets	$2,208	1,225
Property and equipment	262	237
Goodwill	3,634	3,604
Intangible assets	804	823
Other assets	225	48

Total assets	$7,133	5,937

Current liabilities	$2,380	1,835
Deferred income taxes	237	224
Long-term debt	1,645	895
Other liabilities	99	233
Noncontrolling interest	62	67
Equity	2,710	2,683

Total liabilities and equity	$7,133	5,937

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Nine months ended September 30,
	2010	2009
	amounts in millions
Revenue	$2,540	2,258
Cost of revenue	(517)	(462)

Gross profit	2,023	1,796
Selling, general and administrative expenses	(1,415)	(1,234)
Amortization	(25)	(28)
Restructuring charges and other	—	(103)

Operating income	583	431
Interest expense	(69)	(64)
Other expense, net	(8)	(26)
Income tax expense	(152)	(142)

Net earnings	354	199
Net earnings attributable to noncontrolling interests	(4)	(2)

Net earnings attributable to Expedia, Inc.	$350	197

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

        During the first quarter of 2010, Liberty purchased an additional $150 million of SIRIUS XM 8.75% debt securities due April 15, 2015 at par. During the second quarter of 2010, SIRIUS XM repurchased and retired certain public bonds of which Liberty owned approximately $55 million of the principal amounts. As of September 30, 2010, Liberty owns $374 million principal amount of SIRIUS XM public bonds, which are accounted for as AFS securities and have a fair value of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

$422 million, including related interest, and the SIRIUS XM Preferred Stock. In October of 2010 pursuant to a tender offer by SIRIUS XM, Liberty tendered $87 million principal amount of SIRIUS XM's 11.25% Senior Secured Notes due 2013. Liberty acquired an additional $50 million principal amount of SIRIUS XM's 7.625% Senior Notes due 2018.

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of June 30, 2010 SIRIUS XM had total assets and liabilities of $7,201 million and $7,021 million, respectively. SIRIUS XM's net income attributable to common shareholders was $57 million for the six months ended June 30, 2010.

        When Liberty applied its initial equity method accounting on the SIRIUS XM investment, Liberty's basis in the investment was different than the underlying equity in the net assets of SIRIUS XM. As a result, Liberty established an excess basis account and allocated the differences to certain fair value adjustments to the outstanding debt (at the time of our initial investment) and certain intangible assets. Even though SIRIUS XM had net income during the current year the amortization of the excess basis resulted in Liberty recording share of losses. In the third quarter of 2010 these share of losses were accelerated as SIRIUS XM refinanced certain debt which had an associated discount recorded in Liberty's excess basis account. As SIRIUS XM repays certain debt issuances where Liberty has established debt discounts, the extinguishment typically results in a loss on the retirement of Liberty's excess basis account. Liberty has suspended taking losses of our basis in SIRIUS XM below zero as Liberty does not have any funding commitments.

        As of September 30, 2010, the SIRIUS XM Preferred Stock had a fair value of $3,111 million based on the value of the common stock into which it is convertible.

(8)   Financial Instruments

Equity Collars

        The Company has entered into equity collars (which may be structured as variable share forward sale contracts or similar instruments) and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments. Currently the Company has no equity collars outstanding.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.

        The Company's financial instruments are summarized as follows:

Type of financial instrument	September 30, 2010	December 31, 2009
	amounts in millions
Assets
Equity collars(1)	$—	752

Liabilities
Borrowed shares(2)	$1,148	851
Other	194	283

	1,342	1,134
Less current portion	(1,251)	(1,002)

	$91	132

(1)
The Company's remaining Sprint/CenturyLink, Inc. equity collars were physically settled using borrowed shares during the nine months ended September 30, 2010 for total proceeds of $864 million (including cash for shares delivered). Proceeds from the settlement were used to repay the outstanding derivative loan. Following this transaction the Company no longer has any equity collars outstanding.

(2)
The market values of borrowed shares are as follows:

	September 30, 2010	December 31, 2009
	amounts in millions
Time Warner	$93	88
Time Warner Cable	41	31
Sprint	242	125
Motorola	443	403
CenturyLink, Inc.	141	84
Other	188	120

	$1,148	851

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Non-strategic Securities	$392	363	422	1,008
Exchangeable senior debentures	(187)	(438)	(171)	(771)
Equity collars	—	12	(2)	(133)
Borrowed shares	(244)	(143)	(183)	(314)
Other	41	39	22	45

	$2	(167)	88	(165)

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2010	$5,395	132	698	6,225
Foreign currency translation adjustments	(16)	—	—	(16)
Acquisitions(1)	—	—	27	27
Other	(9)	—	6	(3)

Balance at September 30, 2010	$5,370	132	731	6,233

(1)
During the third quarter of 2010, Provide acquired 100% of the equity of Personal Creations, a catalog and on-line gift retailer, for net cash consideration of $33 million. Such goodwill is subject to adjustment pending the completion of Liberty's purchase price allocation process.

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $354 million and $359 million for the nine months ended September 30, 2010 and 2009, respectively. Based on its amortizable intangible assets as of September 30, 2010, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2010	$122
2011	$465
2012	$427
2013	$397
2014	$356

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Long-Term Debt

        Debt, excluding intergroup debt, is summarized as follows:

		Carrying value
	Outstanding principal September 30, 2010
		September 30, 2010	December 31, 2009
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,138	1,255	1,157
4% Exchangeable Senior Debentures due 2029	—	—	243
3.75% Exchangeable Senior Debentures due 2030	—	—	237
3.5% Exchangeable Senior Debentures due 2031	—	—	297
Liberty bank facility	750	750	750
Liberty derivative loan	—	—	838
Subsidiary debt	—	—	131

Total attributed Capital Group debt	1,888	2,005	3,653

Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	324	323	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
4% Exchangeable Senior Debentures due 2029	469	249	—
3.75% Exchangeable Senior Debentures due 2030	460	247	—
3.5% Exchangeable Senior Debentures due 2031	490	319	—
3.25% Exchangeable Senior Debentures due 2031	541	351	320
QVC 7.125% Senior Secured Notes due 2017	500	500	—
QVC 7.5% Senior Secured Notes due 2019	1,000	984	983
QVC 7.375% Senior Secured Notes due 2020	500	500	—
QVC Bank Credit Facilities	1,080	1,080	2,996
Other subsidiary debt	77	77	188

Total attributed Interactive Group debt	6,232	5,415	6,073

Starz Group
Subsidiary debt	99	99	48

Total attributed Starz Group debt	99	99	48

Total consolidated Liberty debt	$8,219	7,519	9,774

Less current maturities		(477)	(1,932)

Total long-term debt		$7,042	7,842

Senior Notes and Debentures

        During the second quarter of 2010, Liberty completed a cash tender offer for $410 million aggregate principal amount of the outstanding 5.7% senior notes due 2013. The total consideration payable under the tender offer was determined based on a modified "Dutch Auction" procedure and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

resulted in a purchase price of 103% of par value. In addition Liberty made open market purchases to retire another $69 million during the nine months ended September 30, 2010.

Exchangeable Senior Debentures

        As discussed in Note 2, effective February 25, 2010 the Board of Directors of Liberty reattributed the 4%, 3.75% and 3.5% Exchangeable Senior Debentures from the Liberty Capital Group to the Liberty Interactive Group, that reattribution was reflected on a prospective basis.

        Additionally, as discussed in Note 2, prior to the completion of the proposed Split-Off the 3.125% Exchangeable Senior Debentures will be reattributed to the Liberty Interactive Group as Liberty Media LLC, the legal obligor on those debentures, will remain a subsidiary of Liberty.

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

QVC Bank Credit Facilities

        During the third quarter of 2010, QVC-US entered into a new credit agreement which provides for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. QVC may elect that the loans extended under the revolving credit agreement bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the credit agreement, plus a margin of 0.50% to 3.00% depending on various factors. The credit facility is a multi-currency facility and there is no prepayment penalty. The loans are scheduled to mature in September of 2015. The proceeds drawn under the new credit facility were used to repay outstanding indebtedness under the previous bank facilities which are no longer outstanding.

        QVC was in compliance with all of its debt covenants at September 30, 2010.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. These swap arrangements provide for QVC to make fixed payments at rates ranging from 4.96% to 5.29% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011. Until December 2008, Liberty accounted for these swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, these swaps no longer qualify as cash flow hedges under GAAP and the remaining unrecognized losses

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

on the instruments accounted for in accumulated other comprehensive earnings were realized in the third quarter of 2010 with the refinancing of the bank facility. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

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

Other Subsidiary Debt

        Other subsidiary debt at September 30, 2010 is comprised of capitalized satellite transponder lease obligations and bank debt of various subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2010 is as follows (amounts in millions):

Senior notes	$334
Senior debentures	$773
QVC senior secured notes	$2,062

        Due to the variable rate nature and the absence of significant change to Liberty's credit quality, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at September 30, 2010.

(11) Stockholders' Equity

        As of September 30, 2010, Liberty reserved for issuance upon exercise of outstanding stock options the following:

	Series A	Series B
	amounts in millions
Liberty Capital common stock	5.3	—
Liberty Interactive common stock	48.8	7.5
Liberty Starz common stock	3.3	.4

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Starz common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Series C Liberty Starz common stock, respectively, authorized for issuance. As of September 30, 2010, no shares of any Series C common stock were issued or outstanding.

        As of September 30, 2010, put options with respect to 12.6 million shares of Series A Liberty Interactive common stock with a weighted average put price of $17.31 remained outstanding. Such put options expire before the end of March in 2011.

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

(12) Transactions with Related Parties

        As discussed in note 2, Liberty previously held an investment in DIRECTV. During the nine months ended September 30, 2009, subsidiaries of Liberty recognized aggregate revenue of $226 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $27 million to DIRECTV for carriage and marketing.

(13) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2010 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2010 is payable as follows: $76 million in 2010, $12 million in 2011 and $2 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2010. Starz Entertainment is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz Entertainment has agreed to pay Sony Pictures Entertainment ("Sony") a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension. In December 2008, Starz Entertainment entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz Entertainment's estimate of amounts payable for rights to future programming (that has been released), including the Disney and Sony

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

agreements, is as follows: $30 million in 2010; $507 million in 2011; $94 million in 2012; $81 million in 2013; $67 million in 2014 and $145 million thereafter.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2010, Liberty's guarantees for obligations for films released by such date aggregated $694 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2010 aggregated $124 million, which is payable as follows: $2 million in 2010, $68 million in 2011 and $52 million in 2012 and $2 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Operating Leases

        Liberty and its subsidiaries lease business offices, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

Tax

        In 2009, Liberty settled various variable share forward sale contracts relating to Sprint and Century Link shares using borrowed shares. Liberty received $177 million when it entered into those contracts in 2001 and $1,180 million in connection with the settlement of such contracts in 2009. Liberty treated the settlement as an open transaction and deferred approximately $1,203 million in gain for tax purposes. For financial statement purposes, Liberty recorded approximately $421 million in current deferred income taxes as a result of the settlement. In connection with its review of Liberty's 2009 tax return the IRS questioned whether the gain realized on the settlement of the forward sale contracts should be deferred. In October 2010 the IRS and Liberty reached an agreement with respect to this issue. The agreement will result in Liberty making current federal payments totaling approximately

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

$210 million. For financial statement purposes, Liberty expects to record a current tax expense of approximately $210 million and record a deferred income tax benefit of approximately $421 million during the fourth quarter of 2010. As a result of this agreement, Liberty will be able to unwind the related share borrowing arrangements by delivering shares that it actually owns without incurring any additional federal taxable income.

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

        Subsequent to quarter end, TruePosition, attributed to the Liberty Capital Group, received $48 million in cash in settlement of a patent infringement matter.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

For the nine months ended September 30, 2010, Liberty has identified the following businesses as its reportable segments:

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

  •
  Starz Media—consolidated subsidiary attributed to the Capital Group (through September 30, 2010) that develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. The Starz Media Reattribution has been reflected prospectively, and the activity of Starz Media, for the nine months ended September 30, 2010, remains attributed to the Capital Group and the assets and liabilities are attributed to the Starz Group as of September 30, 2010.

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

Performance Measures

	Nine months ended September 30,
	2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$5,286	1,138	4,929	1,029
Corporate and other	760	44	665	69

	6,046	1,182	5,594	1,098

Starz Group
Starz Entertainment	929	305	893	306
Corporate and other	8	(10)	7	(6)

	937	295	900	300

Capital Group
Starz Media	317	(67)	248	(49)
Corporate and other	300	(10)	247	(50)

	617	(77)	495	(99)

Consolidated Liberty	$7,600	1,400	6,989	1,299

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,771	369	1,662	341
Corporate and other	197	4	165	4

	1,968	373	1,827	345

Starz Group
Starz Entertainment	316	92	301	93
Corporate and other	3	(3)	3	(1)

	319	89	304	92

Capital Group
Starz Media	89	(6)	56	(71)
Corporate and other	162	31	115	—

	251	25	171	(71)

Consolidated Liberty	$2,538	487	2,302	366

Other Information

	September 30, 2010
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,745	2	147
Corporate and other	2,284	931	29

	16,029	933	176

Starz Group
Starz Entertainment and Media	2,164	—	2
Corporate and other	572	—	—

	2,736	—	2

Capital Group
Starz Media	—	—	2
Corporate and other	7,881	94	6

	7,881	94	8

Inter-group eliminations	(61)	—	—

Consolidated Liberty	$26,585	1,027	186

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Consolidated segment Adjusted OIBDA	$487	366	1,400	1,299
Stock-based compensation	(25)	(35)	(85)	(98)
Depreciation and amortization	(168)	(164)	(494)	(500)
Interest expense	(170)	(177)	(514)	(457)
Share of earnings (losses) of affiliates, net	(23)	10	25	(81)
Realized and unrealized gains (losses) on financial instruments, net	2	(167)	88	(165)
Gains on dispositions, net	28	(13)	416	98
Other, net	35	16	35	108

Earnings (loss) from continuing operations before income taxes	$166	(164)	871	204

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

Overview

        We own controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are QVC, Inc., Starz Entertainment, LLC and Starz Media, LLC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Media develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, BuySeasons, Inc., Atlanta National League Baseball Club, Inc. and TruePosition, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, body building and fitness. BuySeasons operates websites that offer costumes, accessories, décor and party supplies. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.

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

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective immediately (the "February Reattribution"):

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

        On September 16, 2010, Liberty Media's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from its Capital Group to its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by Liberty Media's Capital Group to its Starz Group has been extinguished, and its Starz Group has become attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by Liberty Media's Capital Group that may be realized from any future sale or other disposition of that business by Liberty Media's Starz Group will remain attributed to its Capital Group.

        Liberty reflected the reattributions prospectively in the unaudited attributed financial information. This change in attribution had no effect on the balance sheet and results of operations of Liberty on a consolidated basis.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that we have attributed to it. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding, BuySeasons and CommerceHub and our interests in Expedia, HSN, Interval, Lending Tree and IAC. In addition, we have attributed $3,075 million principal amount (as of September 30, 2010) of our public debt to the Interactive Group. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that we have attributed to it. The Starz Group consists primarily of our subsidiary Starz Entertainment and $635 million of corporate cash (as of September 30, 2010). In addition, as noted above, as of September 30, 2010 Starz Media is attributed to the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities that we have attributed to it. The Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media through September 30, 2010, ANLBC, TruePosition and minority equity investments in SIRIUS XM, Live Nation, Time Warner and Sprint. In addition, as of September 30, 2010, we have attributed $1,581 million of cash, including subsidiary cash, and $1,888 million principal amount of our exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group.

        During the second quarter of 2010, Liberty announced that its board of directors has authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold substantially all the assets and be subject to substantially all the liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups, other than a to-be-determined amount of cash, exchangeable debt in the principal amount of $1.1 billion and the stock into which such debt is exchangeable which will be reattributed from Liberty Capital to Liberty Interactive prior to the completion of the proposed split-off. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, at a meeting called to consider the redemption. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the first half of 2011.

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

Consolidated Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
Interactive Group
QVC	$1,771	1,662	5,286	4,929
Corporate and other	197	165	760	665

	1,968	1,827	6,046	5,594

Starz Group
Starz Entertainment	316	301	929	893
Corporate and other	3	3	8	7

	319	304	937	900

Capital Group
Starz Media	89	56	317	248
Corporate and other	162	115	300	247

	251	171	617	495

Consolidated Liberty	$2,538	2,302	7,600	6,989

Adjusted OIBDA
Interactive Group
QVC	$369	341	1,138	1,029
Corporate and other	4	4	44	69

	373	345	1,182	1,098

Starz Group
Starz Entertainment	92	93	305	306
Corporate and other	(3)	(1)	(10)	(6)

	89	92	295	300

Capital Group
Starz Media	(6)	(71)	(67)	(49)
Corporate and other	31	—	(10)	(50)

	25	(71)	(77)	(99)

Consolidated Liberty	$487	366	1,400	1,299

Operating Income (Loss)
Interactive Group
QVC	$235	208	737	626
Corporate and other	(15)	(14)	(25)	18

	220	194	712	644

Starz Group
Starz Entertainment	87	78	288	265
Corporate and other	(10)	(11)	(23)	(42)

	77	67	265	223

Capital Group
Starz Media	(7)	(73)	(71)	(56)
Corporate and other	4	(21)	(85)	(110)

	(3)	(94)	(156)	(166)

Consolidated Liberty	$294	167	821	701

        Revenue.    Our consolidated revenue increased 10.3% and 8.7% for the three and nine month periods ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The nine month increase is due primarily to increases for QVC ($357 million) with additional increases from our E-commerce businesses ($95 million), Starz Media ($69 million) and Starz Entertainment ($36 million). The three month increase is due primarily to increases at QVC ($109 million) along with increases from our Starz Media ($33 million), E-commerce businesses ($32 million) and TruePosition (included in Corporate and Other in the Capital Group of $50 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        Consolidated Adjusted OIBDA increased $121 million or 33.1% and $101 million or 7.8% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The three month increase is primarily due to increases at QVC ($28 million), Capital Group Corporate and Other ($31 million primarily due to the recognition of deferred revenue and deferred costs at TruePosition) and decreased Adjusted OIBDA losses at Starz Media ($65 million). The nine month increase is primarily due to increases at QVC ($109 million) and decreased Adjusted OIBDA losses at the Capital Group Corporate and Other ($40 million primarily due to the recognition of deferred revenue and deferred costs at TruePosition) offset by decreases at the E-commerce businesses ($22 million) and increased Adjusted OIBDA losses at Starz Media ($18 million).

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

        We recorded $85 million and $98 million of stock compensation expense for the nine months ended September 30, 2010 and 2009, respectively. The decrease in stock compensation expense in 2010 relates to decreased stock compensation at Starz Entertainment related to an outstanding phantom stock appreciation right held by its founder and former CEO offset slightly by greater stock compensation expense throughout the period related to outstanding options granted during the period. As of September 30, 2010, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $201 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 3.3 years.

        Operating income.    Our consolidated operating income increased $127 million and $120 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The increase for the three months is primarily due to decreased losses at Starz Media ($66 million) and the Capital Group Corporate and other ($25 million primarily due to the recognition of deferred revenue and deferred costs at TruePosition) and increases at QVC ($27 million) and Starz Entertainment ($9 million). The nine month increase is primarily due to increases at QVC ($111 million) and Starz Entertainment ($23 million) and decreased operating losses at the Capital Group Corporate and other ($25 million primarily due to the recognition of deferred revenue and deferred costs at TruePosition) offset by decreases at the E-commerce businesses ($25 million) and increased operating losses at Starz Media ($15 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Interest expense
Interactive Group	$(158)	(147)	(468)	(353)
Starz Group	—	(1)	(1)	(2)
Capital Group	(12)	(29)	(45)	(102)

Consolidated Liberty	$(170)	(177)	(514)	(457)

Share of earnings (losses) of affiliates
Interactive Group	$36	36	95	(47)
Starz Group	—	(4)	—	(8)
Capital Group	(59)	(22)	(70)	(26)

Consolidated Liberty	$(23)	10	25	(81)

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(68)	(67)	(36)	(114)
Starz Group	—	(2)	(1)	7
Capital Group	70	(98)	125	(58)

Consolidated Liberty	$2	(167)	88	(165)

Gains (losses) on dispositions, net
Interactive Group	$30	3	394	—
Starz Group	(2)	1	(2)	2
Capital Group	—	(17)	24	96

Consolidated Liberty	$28	(13)	416	98

Other, net
Interactive Group	$5	(21)	(38)	12
Starz Group	3	(1)	3	(7)
Capital Group	27	38	70	103

Consolidated Liberty	$35	16	35	108

        Interest expense.    Consolidated interest expense decreased 4.0% for the three months ended September 30, 2010 and increased 12.5% for the nine months ended September 30, 2010, as compared to the corresponding prior year periods. The decrease for the three months is the net result of decreased interest at the Liberty Capital Group due to the February Reattribution and retirement of other outstanding debt and a slight increase at QVC due to higher interest rates on debt with longer maturities offset by interest expense reduction due to a lower debt balance. The increase for the nine months is the net impact of higher interest rates on Liberty Interactive Group attributed debt with longer maturities offset by a reduction in interest expense due to less principal amount of debt outstanding during the period and the impact of the February Reattribution for the Liberty Capital Group.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Interactive Group
Expedia	$43	28	85	47
Other	(7)	8	10	(94)
Capital Group
Sirius	(51)	(18)	(51)	(14)
Other	(8)	(4)	(19)	(12)
Starz Group
Other	—	(4)	—	(8)

	$(23)	10	25	(81)

        The share of losses attributed to the Interactive Group in 2009 include $42 million for Ticketmaster and $43 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our nine months ended September 30, 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that were in excess of other than temporary impairment charges that we recorded in the fourth quarter of 2008 related to those investments. No impairments were necessary in 2010.

        When Liberty applied its initial equity method accounting on the SIRIUS XM investment, Liberty's basis in the investment was different than the underlying equity in the net assets of SIRIUS XM. As a result, Liberty established an excess basis account and allocated the differences to certain fair value adjustments to the outstanding debt (at the time of our initial investment) and certain intangible assets. Even though SIRIUS XM had net income during the current year the amortization of the excess basis resulted in Liberty recording share of losses. In the third quarter of 2010 these share of losses were accelerated as SIRIUS XM refinanced certain debt which had an associated discount recorded in Liberty's excess basis account. As SIRIUS XM repays certain debt issuances where Liberty has established debt discounts, the extinguishment typically results in a loss on the retirement of Liberty's excess basis account. Liberty has suspended taking losses of our basis in SIRIUS XM below zero as Liberty does not have any funding commitments.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Non-strategic Securities(1)	$392	363	422	1,008
Exchangeable senior debentures(1)	(187)	(438)	(171)	(771)
Equity collars(1)	—	12	(2)	(133)
Borrowed shares(1)	(244)	(143)	(183)	(314)
Other derivatives	41	39	22	45

	$2	(167)	88	(165)

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

        Income taxes.    Our effective tax rate for the nine months ended September 30, 2010 is 27.2% which is less than the U.S. federal income tax rate of 35% due to the impact of foreign tax credits claimed during the third quarter of 2010 on previous tax returns and gains on put options sold on Liberty Interactive stock excluded from taxable income.

        Net earnings.    We had net earnings of $634 million and $232 million for the nine months ended September 30, 2010 and 2009, respectively, which were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

        As of September 30, 2010, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds and other highly rated securities.

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

        Interactive Group.    During the nine months ended September 30, 2010, the Interactive Group's primary uses of cash were $4,518 million of debt repayments, the repayment of $316 million in intergroup notes and $176 million of capital expenditures. These uses of cash were funded primarily with $1,905 million of borrowings under the new QVC bank facility, $1,000 million from the issuance of QVC bonds, $951 million of cash provided by operating activities (including a $501 million noninterest bearing cash deposit returned from GE Money Bank (discussed below) and net of $194 million of intercompany tax payments to the Capital Group), $807 million of cash reattributed from the Capital Group and $459 million of cash proceeds from the disposition of certain investments. As of September 30, 2010, the Interactive Group had a cash balance of $935 million.

        The projected uses of Interactive Group cash for the remainder of 2010 include approximately $125 million for interest payments on QVC and parent debt attributed to the Interactive Group, $100 million for capital expenditures, additional tax payments to the Capital Group and potential payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. We do not have any commitments to make new investments at this time.

        Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Money Bank, who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The new agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties. QVC estimates operating income (and adjusted OIBDA) would have been negatively impacted by approximately $20-25 million per year over the previous three years based on the terms of the new contract as compared to the expired contract. QVC also recovered its noninterest bearing cash deposit maintained in connection with the prior arrangement in the amount of $501 million. This deposit had previously been recorded as a component of accounts receivable. QVC's liquidity and capital resources have been significantly strengthened due to this increase in cash. As a result, QVC expects the overall net economics of the new agreement will not have a material negative impact to its cash flows as the cash from the arrangement was used to lower interest costs by paying down a portion of its outstanding bank facility.

        We expect that the Interactive Group will fund its remaining 2010 cash needs with cash on hand and cash provided by operating activities. In addition, at September 30, 2010, unused capacity under the QVC Amended Credit Agreements aggregated $920 million.

        QVC was in compliance with its debt covenants as of September 30, 2010.

        Starz Group.    During the nine months ended September 30, 2010, the Starz Group's primary uses of cash were investments in short-term marketable securities of $149 million, the repurchases of Liberty Starz common stock for $40 million and stock based compensation payments of $34 million. The uses of cash were funded by a repayment of the outstanding intergroup loan of $158 million by the Interactive Group and cash from operations. As of September 30, 2010, the Starz Group had a cash balance of $1,015 million.

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

        Capital Group.    During the nine months ended September 30, 2010, the Capital Group's primary uses of cash were $843 million cash reattributed to the Interactive and Starz Groups and the repayment of $1,015 million in outstanding debt, primarily the derivative loans, $587 million in Liberty Capital tracking stock repurchases and $566 million of additional funding to cost investments, equity method affiliates and short-term marketable securities. The uses of cash were funded by cash on hand, cash proceeds of $750 million from the settlement of derivatives and the repayment of the outstanding intergroup loan of $158 million by the Interactive Group.

        The projected uses of Capital Group cash for the remainder of 2010 include interest payments of approximately $20 million and federal and state tax payments. In October 2010, Liberty reached a settlement with the IRS with respect to certain disputed items reported on our 2009 income tax return. In 2009, Liberty settled various variable share forward sale contracts relating to Sprint and Century Link shares using borrowed shares. Liberty received $177 million when it entered into those contracts in 2001 and $1,180 million in connection with the settlement of such contracts in 2009. Liberty treated the settlement as an open transaction and deferred approximately $1,203 million in gain for tax purposes. For financial statement purposes, Liberty recorded approximately $421 million in current deferred income taxes as a result of the settlement. In connection with its review of Liberty's 2009 tax return the IRS questioned whether the gain realized on the settlement of the forward sale contracts should be deferred. In October 2010 the IRS and Liberty reached an agreement with respect to this issue. The agreement will result in Liberty making current federal payments totaling approximately $210 million. For financial statement purposes, Liberty expects to record a current tax expense of approximately $210 million and record a deferred income tax benefit of approximately $421 million during the fourth quarter of 2010. As a result of this agreement, Liberty will be able to unwind the related share borrowing arrangements by delivering shares that it actually owns without incurring any additional federal taxable income.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At September 30, 2010, the Capital Group's sources of liquidity include $1,581 million in cash and $3,492 million of non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        See note 13 to the accompanying condensed consolidated financial statements for further discussion of our commitments and contingencies.

Results of Operations—Tracking Stock Groups

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding, BuySeasons and CommerceHub, our interests in IAC, Expedia, HSN, Interval, Lending Tree and $3,075 million principal amount (as of September 30, 2010) of our corporate publicly-traded debt.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
QVC	$1,771	1,662	5,286	4,929
E-commerce businesses	197	165	760	665
Corporate and other	—	—	—	—

	$1,968	1,827	6,046	5,594

Adjusted OIBDA
QVC	$369	341	1,138	1,029
E-commerce businesses	10	7	56	78
Corporate and other	(6)	(3)	(12)	(9)

	$373	345	1,182	1,098

Operating Income (Loss)
QVC	$235	208	737	626
E-commerce businesses	—	(7)	12	37
Corporate and other	(15)	(7)	(37)	(19)

	$220	194	712	644

Operating Results by Business

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is distributed via its nationally televised shopping network 24 hours a day, 364 days a year ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK distributes its program 24 hours a day with 17 hours of live programming and QVC-Germany and QVC-Japan each distribute live programming 24 hours a day. On October 1, 2010, QVC launched a shopping network in Italy that provides programming 24 hours a day with 17 hours of live programming.

        QVC's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Net revenue.	$1,771	1,662	5,286	4,929
Cost of sales	(1,126)	(1,073)	(3,356)	(3,165)

Gross profit	645	589	1,930	1,764
Operating expenses	(172)	(162)	(503)	(480)
SG&A expenses (excluding stock-based compensation	(104)	(86)	(289)	(255)

Adjusted OIBDA	369	341	1,138	1,029
Stock-based compensation	(5)	(4)	(14)	(11)
Depreciation and amortization	(129)	(129)	(387)	(392)

Operating income	$235	208	737	626

        Net revenue is generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
QVC-US	$1,167	1,093	3,516	3,293
QVC-UK	148	148	410	394
QVC-Germany	213	216	649	635
QVC-Japan	243	205	711	607

	$1,771	1,662	5,286	4,929

        QVC's consolidated net revenue increased 6.6% and 7.2% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year period. The three month increase in net revenue is comprised of $134 million due to a 7.3% increase in units shipped, a $9 million increase in shipping and handling revenue and $4 million due to a slight increase of 0.2% in average selling price per unit ("ASP"). These increases were partially offset by a $26 million increase in estimated product returns due to increased sales and $12 million due to unfavorable foreign currency rates. Returns as a percent of gross product revenue decreased to 19.5% from 19.9%. The nine month increase in revenue is comprised of $358 million due to a 6.6% increase in units shipped, a $50 million increase in shipping and handling revenue, $29 million due to a 0.5% increase in ASP and $13 million due to favorable foreign currency rates. These increases were partially offset by a $93 million increase in estimated product returns. Returns as a percent of gross product revenue increased to 19.3% from 19.1%.

        During the three and nine months ended September 30, 2010 and 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase in net revenue
	Three months ended September 30, 2010		Nine months ended September 30, 2010
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	6.8%	6.8%	6.8%	6.8%
QVC-UK	—%	6.2%	4.1%	4.8%
QVC-Germany	(1.4)%	9.4%	2.2%	5.7%
QVC-Japan	18.5%	8.8%	17.1%	10.6%

        For the fourth consecutive quarter, QVC's net revenue increased in local currency in each geographical area compared to the corresponding prior year period. QVC-US growth in net revenue for the three and nine months ended September 30, 2010 is due primarily to an increase in gross shipped sales as well as higher shipping and handling revenue, partially offset by an increase in return rates. For both periods, shipped sales increased due to growth in sales in the apparel and accessories product areas and to a lesser extent, home product sales, offset by lower jewelry sales. For the three and nine months ended September 30, 2010, QVC-UK reported increased sales in the beauty and apparel product areas partially offset by decreased fine jewelry sales. QVC-Germany's sales increase in local currency for the three and nine months ended September 30, 2010 is due primarily to increases in the accessories and home areas, in particular home décor and health and fitness, with softness experienced in the jewelry product area. For both periods, QVC-Japan's sales growth has been largely driven by sales in apparel and beauty products.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK and Germany. In addition, in Japan, analog customers are expected to be converted to a digital environment in July 2011. However, to comply with local regulations, cable operators are required to carry an analog signal by converting the digital signal at their head-end to continue analog viewership until 2015. It is likely that such conversion will have a negative impact on the overall number of subscribers viewing QVC-Japan's programming. QVC is currently evaluating the possible impact on QVC-Japan's results as well as opportunities to acquire subscribers via other distribution channels that will aid in mitigating the impact of the conversion. QVC's future sales growth will primarily depend on expansions into new countries, sales growth from our e-commerce platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage increased from 35.4% to 36.4% and from 35.8% to 36.5% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year period. These increases are due primarily to lower inventory obsolescence provisions.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased 6.2% and 4.8% for the three and nine months ended September 30, 2010, as compared to the corresponding prior year period. The increase in 2010 operating expenses is due primarily to increased commissions and credit card fee expenses. Included in the three and nine months ended September 30, 2010 operating expenses are increases of $3 million and $6 million, respectively, in commissions and production costs related to the 2010 QVC-Italy launch. Despite the Italy expense, as a percent of net revenue, operating expenses remained consistent at 9.7% for the three months ended September 30, 2010 and 2009, respectively, and declined to 9.5% from 9.7% for the nine months ended September 30, 2010 and 2009, respectively. The year to date 2010 decrease in operating expenses as a percent of net revenue is due primarily to lower customer service expenses because of an improvement in staff efficiencies as well as an increase in online ordering.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased 20.9% and 13.3% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year period.

        Included in QVC's SG&A results are $5 million and $10 million of costs for the three and nine months ended September 30, 2010, respectively, related to the launch of the QVC-Italy service. This is an increase over the prior year of $4 million for the three months ended September 30, 2010 and $9 million for the nine months ended September 30, 2010. QVC expects that QVC-Italy will incur an Adjusted OIBDA loss in 2010 of $30-40 million.

        Net credit card operations income increased $4 million for the three months ended September 30, 2010 and $17 million for the nine months ended September 30, 2010. Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Money Bank, who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The new agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties.

QVC's operating income (and adjusted OIBDA) will be negatively impacted due to the terms of the new agreement. However, QVC has used the $501 million of cash proceeds from the recovery of its noninterest bearing cash deposit maintained at GE Money Bank in connection with the prior arrangement to retire a portion of its outstanding bank facility.

        Excluding the impact of Italy and net credit card operations, QVC's SG&A expense increased $18 million or 18.4% for the three months ended September 30, 2010 and $42 million or 14.3% for the nine months ended September 30, 2010. The increase in the three months ended September 30, 2010 is due primarily to an $8 million increase in franchise and sales tax expense due to favorable audit settlements in the prior year, a $4 million increase in marketing expense related to online marketing initiatives as well as public relations events including Fashion's Night Out in New York, a $3 million increase in personnel expenses primarily related to management bonus compensation and a $3 million increase in software expense.

        Excluding the impact of Italy and net credit card operations, the increase in the nine months ended September 30, 2010 is due primarily to a $10 million increase in bad debt expense, a $9 million increase in personnel expenses primarily related to increased management bonus compensation, a $6 million increase in marketing expenses for reasons indicated above, a $6 million increase in outside services, a $5 million increase in software expense and a $6 million increase in franchise and sales tax due primarily to favorable audit settlements recorded in the prior year.

        Depreciation and amortization.    Depreciation and amortization consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Purchase accounting:
Affiliate agreements	37	38	113	113
Customer relationships	43	43	129	134

	80	81	242	247
Property, plant and equipment	31	31	94	91
Software amortization	13	12	37	36
Channel placement amortization	5	5	14	18

Total depreciation and amortization	129	129	387	392

        E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and BuySeasons. Revenue for the E-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the E-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $32 million or 19.4% and $95 million or 14.3% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. Overall revenue growth was partially offset by lower commission revenue earned when customers sign-up for third-party on-line discount services. In the first quarter of 2010, a decision was made to change the way these promotions are offered which reduced the revenue earned in the three and nine months by $2 million and $20 million, respectively. These changes are expected to continue adversely impacting commission revenue throughout 2010. For the year ended December 31, 2009, the revenue earned associated with these commissions was approximately $32 million. Revenue earned from the commissions yielded significantly higher margins than product sales, and therefore, the reduction in this revenue more negatively impacted Adjusted OIBDA on a percentage basis. Additionally, during the period increased marketing spend helped grow revenue and new customer names but impacted the margin percentage negatively. Adjusted OIBDA for the E-commerce businesses decreased 28.2% for the nine month period in 2010 and represented 7.4% of revenue in 2010, as compared to 11.7% in 2009. Additionally, for the three and nine months ended September 30, 2010, approximately zero and $9 million, respectively, of Adjusted OIBDA losses were incurred associated with two start-up operations (Lockerz and The Right Start). We deconsolidated Lockerz based on a change in the governance of the entity through an issuance of new equity at the subsidiary level. The results of Lockerz for the three months ended September 30, 2010 are reflected in our Share of Earnings (Losses) and will be reflected in that manner prospectively. These negative impacts offset the growth in product related Adjusted OIBDA that was achieved by our other E-commerce businesses.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz Entertainment and $635 million of corporate cash. In addition, as of September 30, 2010 Starz Media is attributed to the Starz Group and will be included in the results of the Starz Group on a prospective basis. We do not believe the historical results of Starz Media are indicative of the future performance of the Starz Media businesses given the decision made regarding Overture and how the business is expected to be operated in the future.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
Starz Entertainment	$316	301	929	893
Corporate and other	3	3	8	7

	$319	304	937	900

Adjusted OIBDA
Starz Entertainment	$92	93	305	306
Corporate and other	(3)	(1)	(10)	(6)

	$89	92	295	300

Operating Income (Loss)
Starz Entertainment	$87	78	288	265
Corporate and other	(10)	(11)	(23)	(42)

	$77	67	265	223

        Revenue.    The Starz Group's revenue increased $15 million or 4.9% and $37 million or 4.1% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods.

        Adjusted OIBDA.    The Starz Group's Adjusted OIBDA remained relatively flat for the three and nine months ended September 30, 2010 as compared to the corresponding prior year periods.

        Operating income.    Operating income for the Starz Group increased $10 million or 14.9% and $42 million or 18.8% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The reduced operating loss in corporate and other for the nine months ended September 30, 2010 is primarily due to a decrease in stock compensation.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies and original programming to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services ("consignment agreements"). Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2010 through 2018. During the nine months ended September 30, 2010, 55% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        Starz Entertainment's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Revenue	$316	301	929	893
Operating expenses	(188)	(173)	(520)	(491)
SG&A expenses	(36)	(35)	(104)	(96)

Adjusted OIBDA	92	93	305	306
Stock-based compensation	(2)	(12)	(6)	(29)
Depreciation and amortization	(3)	(3)	(11)	(12)

Operating income	$87	78	288	265

        Starz Entertainment's revenue increased 5.0% and 4.0% for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year period. The nine month increase is comprised of $9 million due to a higher effective rate for Starz Entertainment's services, $15 million due to growth in the number of subscriptions under consignment deals and $12 million due to international television and home video revenue associated with original programs (primarily Spartacus: Blood and Sand). The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions were unchanged and EMP average subscriptions increased 2.6% for the three months ended September 30, 2010. For the nine months ended September 30, 2010 Starz average subscriptions decreased 2.7% and EMP average subscriptions decreased 0.3%. Such change in average subscriptions are the net result of increases in subscriptions under consignment agreements and decreases in subscriptions under fixed-rate agreements which do not impact revenue. Approximately 33% of Starz Entertainment's revenue in 2010 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses increased $15 million or 8.7% and $29 million or 5.9% for the three and nine months ended September 30, 2010 as compared to the corresponding prior year period. Operating expenses for the three and nine months ended September 30, 2010 increased due to additional programming costs associated with our original programming (The Pillars of the Earth and Spartacus: Blood and Sand), overall rate increases due to the box office performance of programming acquired and aired during the period and costs associated with the revenue earned on original programs, including increased amortization. Operating expenses for the nine months ended

September 30, 2010 were also impacted by impairments on two original programs (Party Down and Gravity) which were cancelled during the first half of the year.

        Starz Entertainment's SG&A expenses were relatively flat for the three months ended September 30, 2010 and increased $8 million or 8.3% for the nine months ended September 30, 2010 as compared to the corresponding prior year period. The nine month increase is due primarily to increased marketing support incurred under affiliation agreements.

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

Capital Group

        The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Interactive Group or the Starz Group, including controlling interests in Starz Media through September 30, 2010 (results of Starz Media will be included in the Starz Group prospectively), ANLBC and TruePosition as well as minority investments in SIRIUS XM, Time Warner, Time Warner Cable, Sprint, Live Nation and other public and private companies. In addition, we have attributed $1,581 million of cash, including subsidiary cash, and $1,888 million principal amount (as of September 30, 2010) of our exchangeable senior debentures and other parent debt to the Capital Group.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	amounts in millions
Revenue
Starz Media	$89	56	317	248
Corporate and other	162	115	300	247

	$251	171	617	495

Adjusted OIBDA
Starz Media	$(6)	(71)	(67)	(49)
Corporate and other	31	—	(10)	(50)

	$25	(71)	(77)	(99)

Operating Income (Loss)
Starz Media	$(7)	(73)	(71)	(56)
Corporate and other	4	(21)	(85)	(110)

	$(3)	(94)	(156)	(166)

        Revenue.    The Capital Group's combined revenue increased 46.8% for the three months ended September 30, 2010 and increased 24.6% for the nine months ended September 30, 2010 as compared to the corresponding prior year period. The nine month increase in revenue is due primarily to a $18 million increase in theatrical revenue and a $51 million increase in home video revenue at Starz Media. Theatrical revenue increased due to the performance of two films (The Crazies and Brooklyn's Finest) released in 2010 which exceeded the performance of the four films released in 2009 (Sunshine Cleaning, Paper Hearts, Capitalism: A Love Story and Pandorum). Home video revenue increased as the result of the performance of six films (Law Abiding Citizen, The Men Who Stare at Goats, Pandorum, Capitalism: A Love Story, The Crazies and Brooklyn's Finest) released on DVD during the nine months ended September 30, 2010 exceeding the performance of the four films (Righteous Kill, Henry Poole is Here, Last Chance Harvey and Sunshine Cleaning) released during the same period last year. The revenue from Starz Media increased for the three months ended September 30, 2010, due primarily to a $21 million increase in home video revenue related to the DVD releases described above.

        During the second quarter of 2010 TruePosition delivered the final specified upgrade in accordance with one of its agreements under which revenue and costs were being deferred. The delivery of this item caused TruePosition to recognize previously deferred revenue and costs ($52 million and $18 million, respectively) into operations during the three months ended September 30, 2010. In addition, any current revenue under this agreement will be recognized as delivered and no longer deferred.

        Included in Capital Group's corporate and other revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date, and payments aggregated $18 million for each of the nine month periods ended September 30, 2010 and 2009.

        Adjusted OIBDA.    The Capital Group's Adjusted OIBDA losses decreased $96 million and $22 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. Starz Media's Adjusted OIBDA losses increased $18 million for the nine months ended September 30, 2010 due in part to the number and timing of films released theatrically and on home video by Starz Media and Overture Films and the corresponding fluctuations of theatrical, home video revenue and related expenses associated with these films. In addition, Starz Media determined that a number of its titles were impaired due to lower expected revenue than previously anticipated, and recorded approximately $42 million of impairments during the second quarter of 2010. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video, premium television and other distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        In July 2010, we announced that the marketing and distribution units of Overture were being transferred to Relativity Media, LLC ("Relativity"), effective July 27, 2010. As part of this arrangement, Relativity will handle the theatrical release of Overture's final three films. We will continue to exploit the films in Overture's library and the net margin earned on these films will be used to service the outstanding debt associated with these films. Further, as discussed above, Starz Media is attributed to the Starz Group as of September 30, 2010 and will be reflected in the results of the Starz Group prospectively.

        Additionally as discussed above, TruePosition recognized deferred revenue and costs during the period that impacted Adjusted OIBDA by approximately $34 million.

        Operating loss.    The Capital Group's operating loss decreased in 2010 due to the aforementioned timing of films released by Starz Media in the theatrical and home video markets, impairments in the second quarter of 2010 offset by deferred revenue and cost recognition at TruePosition and decreased stock compensation as compared to the prior period.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2010, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$1,102	2.75%	$5,130	5.95%
Capital Group	$750	0.65%	$1,138	3.13%
Starz Group	$53	2.43%	$46	5.55%

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

        At September 30, 2010, the fair value of our AFS equity securities attributed to the Capital Group was $4,171 million. Had the market price of such securities been 10% lower at September 30, 2010, the aggregate value of such securities would have been $417 million lower. Such decrease would be partially offset by an increase in the value of our borrowed shares. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On August 6, 2010, the Company and its subsidiary Liberty Media LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Media LLC's public indebtedness. The Company filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requests a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Company's Liberty Capital and Liberty Starz tracking stock groups will not constitute a disposition of all or substantially all of the assets of Liberty Media LLC under the Indenture and that, therefore, no "Event of Default" will arise as a result of Liberty Media LLC remaining the obligor under the Indenture following the proposed split-off. The second amended complaint further requests that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY has filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery does not have subject matter jurisdiction over the dispute and that it should be litigated in a different court in Delaware. BNY also seeks to dismiss based on the theory that there is not a case or controversy for a court to resolve. That motion is presently scheduled for oral argument. The parties have commenced discovery and that process is ongoing. The company intends to prosecute the matter vigorously.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

        On several occasions our board of directors authorized share repurchase programs for our Series A and Series B Liberty Capital common stock, Series A and Series B Liberty Starz common stock and Series A and Series B Interactive common stock. On each of March 10, 2008 and August 13, 2008 our board authorized $300 million of share repurchases of Series A Liberty Capital common stock, an authorization of $500 million in share repurchases on May 6, 2010 and an additional authorization of $500 million in share repurchases on September 16, 2010 for a total of $1,600 million. On November 9, 2009 our board authorized the repurchase of $500 million Series A and Series B Liberty Starz common stock of which $447 million is available for future repurchases. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. Approximately $740 million may yet be purchased under such Liberty Interactive common stock repurchase programs.

        A summary of the repurchase activity for the three months ended September 30, 2010 is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
July 1-31, 2010	3,285,600	$44.29	3,285,600	$186 million
August 1-31, 2010	2,430,988	$46.44	2,430,988	$73 million
September 1-30, 2010	905,096	$47.08	905,096	$530 million

Total	6,621,684		6,621,684

        In addition to the shares listed in the table above, 7,028 shares of Series A Liberty Capital common stock, 18,625 shares of Series A Liberty Interactive common stock and 2,603 shares of Series A Liberty Starz common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2010.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Credit Agreement, dated as of September 2, 2010, among QVC, Inc., as Borrower; Wells Fargo Securities, LLC, as Lead Arranger and Lead Bookrunner; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents; and the parties named therein as Lenders (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 001-33982) filed on September 3, 2010).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation New Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date: November 5, 2010	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: November 5, 2010	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: November 5, 2010	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Credit Agreement, dated as of September 2, 2010, among QVC, Inc., as Borrower; Wells Fargo Securities, LLC, as Lead Arranger and Lead Bookrunner; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents; and the parties named therein as Lenders (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 001-33982) filed on September 3, 2010).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation New Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

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