Form 10-K
period 2010-12-31
LIBERTY MEDIA CORP
filed 2011-02-28
CIK 1355096

Use these links to rapidly review the document

Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2010, was approximately $11.9 billion.

          The number of shares outstanding of Liberty Media Corporation's common stock as of January 31, 2011 was:

Series A Liberty Capital Common Stock—74,236,804;
Series B Liberty Capital Common Stock—7,360,492;
Series A Liberty Interactive Common Stock—570,762,287;
Series B Liberty Interactive Common Stock—29,054,371;
Series A Liberty Starz Common Stock—49,131,696; and
Series B Liberty Starz Common Stock—2,917,815 shares.

Documents Incorporated by Reference
 None.

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

        On November 19, 2009, we completed a split-off (the "LEI Split-Off") of our wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among our company, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The LEI Split-Off was accomplished by a partial redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. LEI held our 57% interest in DIRECTV, a 100% interest in Liberty Sports Holdings, LLC, a 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with our company and continue to be attributed to the Entertainment Group, which we have redesignated as the Starz Group. The businesses that were held by LEI are accounted for as discontinued operations in the periods presented.

        Immediately following the LEI Split-Off, we, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company named DIRECTV ("Holdings"). Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Media, LEI and DIRECTV, and certain related persons (collectively, "the Malones") contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

        During the second quarter of 2010, Liberty announced that its board of directors had authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold all the assets and be subject to all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups. In February of 2011 we changed the attribution of approximately $264 million of cash, exchangeable debt in the principal amount of $1.1 billion and the stock into which such debt is exchangeable from Liberty Capital to Liberty Interactive. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting at a meeting called to consider the redemption. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the first half of 2011.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to that group. The assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Inc., Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC and Celebrate Interactive Holdings, Inc., and our interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc. and Tree.com, Inc. The Interactive Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as we may acquire for the Interactive Group. In addition, we have attributed $3,075 million principal amount (as of December 31, 2010) of our senior notes and debentures to the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to that group. The Starz Group focuses primarily on video programming and includes our subsidiaries, Starz, LLC and Liberty Sports Interactive, Inc. In addition, we have attributed approximately $878 million (as of December 31, 2010) of cash and cash equivalents, including subsidiary cash, to the Starz Group. As of September 30, 2010 Starz Media, LLC ("Starz Media") is attributed to the Starz Group and the remaining businesses are included in Starz, LLC. The Starz Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Starz Group, including such other businesses as we may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include our subsidiaries: Starz Media through September 30, 2010, Atlanta National League Baseball Club, Inc. and TruePosition, Inc.; and our interests in Sirius XM Radio, Inc., Live Nation Entertainment, Inc., Time Warner Inc. and Sprint Nextel Corporation. The Capital Group will also include such other businesses, assets and liabilities that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as we may acquire for the Capital Group. In addition, we have attributed $1,212 million of cash, including subsidiary cash, and $1,888 million principal amount (as of December 31, 2010) of our senior exchangeable debentures and other parent debt to the Capital Group.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

  Recent Developments

        As discussed above, during 2010 we announced a plan to separate the Liberty Capital and the Liberty Starz tracking stock groups from the Liberty Interactive tracking stock group.

        During 2010 we also reattributed certain assets, businesses and debt between the tracking stock groups.

        In February of 2010, we made the following changes in attribution between the Capital Group and the Interactive Group:

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

  •
  $469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

  •
  $460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables");

  •
  $492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables");

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

        In September of 2010, we changed the attribution of Starz Media, LLC along with $15 million in cash from the Liberty Capital tracking stock group to the Liberty Starz tracking stock group, effective September 30, 2010. This change in attribution extinguished a $55 million intergroup payable owed by the Capital Group to the Starz Group and the Starz Group additionally became attributed with $54 million in bank debt, interest rate swaps and any shut down costs associated with winding down Overture Films' business.

        During 2010 QVC issued $1 billion principal amount of Senior Notes and used the proceeds to retire outstanding term loans. Additionally, QVC entered into a new credit agreement for a revolving credit facility and drew funds under the new credit facility to repay the remaining outstanding term loans under the previous bank facility.

        In December of 2010 we exchanged our entire interest in InterActiveCorp ("IAC") for all of the capital stock of a wholly-owned subsidiary of IAC that holds the Evite and Gifts.com businesses, and approximately $218 million in cash.

        On February 9, 2011, Liberty Media's board approved a change in attribution of $1,138 million in principal amount of the 3.125% Exchangeable Senior Debentures due 2023, the stock of Time Warner Inc., Time Warner Cable, Inc. and AOL, Inc., into which such debt is exchangeable, and cash of approximately $264 million from the Capital Group to the Interactive Group (the "TWX Reattribution").

* * * * *

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at QVC, Inc. and Starz, LLC; losses to be incurred by QVC-Italy; anticipated programming and marketing costs at Starz, LLC; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

  Interactive Group

  Consolidated Subsidiaries
  QVC, Inc.
  Provide Commerce, Inc.
  Backcountry.com, Inc.
  Bodybuilding.com, LLC
  Celebrate Interactive Holdings, Inc.
  LMC Right Start, Inc.

  Equity and Cost Method Investments
  Expedia, Inc. (Nasdaq:EXPE)
  HSN, Inc. (Nasdaq:HSNI)
  Interval Leisure Group, Inc. (Nasdaq:IILG)
  Tree.com, Inc. (Nasdaq:TREE)

  Starz Group

  Consolidated Subsidiaries
  Starz, LLC
  Liberty Sports Interactive, Inc.

  Capital Group

  Consolidated Subsidiaries
  Atlanta National League Baseball Club, Inc.
  TruePosition, Inc.

  Equity and Cost Method Investments
  Sirius XM Radio Inc. (Nasdaq:SIRI)
  Live Nation Entertainment, Inc. (NYSE:LYV)
  Time Warner Inc. (NYSE:TWX)(1)

(1)
Represents an available-for-sale security in which we have less than a 5% ownership interest and that we consider a non-strategic financial asset in our portfolio.

Interactive Group

        The Interactive Group is focused on video and on-line commerce through its interests in QVC and the e-commerce businesses. Our strategy is to continue QVC's organic growth in its existing markets while exploring opportunities for expansion in additional international markets. In this regard, QVC has launched programming in Italy in the fall of 2010. We will also seek to acquire e-commerce businesses and leverage their strengths as on-line retailers. In this regard, we acquired Provide Commerce and BuySeasons in 2006, Backcountry.com and Bodybuilding.com in 2007 and in 2010 we exchanged our ownership interest in IAC for a subsidiary of IAC which owns the Evite and Gift.com businesses. The BuySeasons businesses were combined with these new businesses into Celebrate Interactive Holdings, Inc.

  QVC, Inc.

        QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily through live televised shopping programs and via the Internet through its U.S. and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest who is knowledgeable about the merchandise, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC television programs, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2010, approximately 33% of QVC's U.S. revenue and approximately 28% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

        QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into four groups: home (including electronics), apparel, accessories (including beauty products) and jewelry. For the year ended December 31, 2010, home, apparel, accessories and jewelry accounted for approximately 48%, 14%, 25% and 13%, respectively, of QVC's net revenue generated by its United States operations. In 2009, such percentages for home, apparel, accessories and jewelry were 47%, 13%, 24% and 16%, respectively. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand names and other products also available from other retailers. QVC's products are often endorsed by celebrities, designers and other well known personalities who often join QVC's hosts to personally promote their products. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

        QVC distributes its television programs, via satellite or optical fiber, to multichannel television distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan, Italy and neighboring countries that receive QVC's programming signals. In the U.S. QVC uplinks its analog programming from its uplink facility in Pennsylvania and uplinks its digital transmission using a third-party service. Both transmissions are uplinked to a protected, non-preemptible transponder on a U.S. satellite. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status". QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on five international satellites. QVC's transponder service agreement for its U.S. transponder expires at the end of the life of the satellite, which is currently estimated to be in 2019. QVC's transponder service agreements for its international transponders expire in 2011 through 2020.

        QVC enters into long-term affiliation agreements with certain of its multichannel television distributors who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2011 to 2019. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. In this regard, QVC's affiliation agreement with Comcast Corporation, which accounts for approximately 23% of QVC's U.S. distribution, expired in June 2009. QVC is currently operating under a quarterly self-renewing extension of the original agreement that will be in effect until either party gives 30 days notice.

        In return for carrying the QVC signals, each programming distributor in the United States receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In the United Kingdom, Germany, Japan and Italy programming distributors receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC may also make payments to distributors for carriage and to secure favorable positioning on channel 35 or below or in the general entertainment area on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "surfing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, QVC continues to monitor optimal channel placement and attempts to negotiate agreements with their distributors to maximize the viewership of their television programming.

        QVC's shopping program is telecast live 24 hours a day to approximately 100 million homes in the United States. QVC Shopping Channel reaches approximately 24 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany, reaches approximately 40 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 24 million households and is broadcast live 24 hours a day. QVC's shopping network in Italy reaches approximately 18 million households and is broadcast live 17 hours a day on satellite and public television and an additional 7 hours a day of recorded programming on satellite television. QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has three U.S. phone centers, one phone center in each of the United Kingdom, Japan and Italy and two call centers in Germany. QVC's U.S. and Germany phone centers can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. Each market, except Italy, also utilizes home agents allowing staffing flexibility for peak hours. QVC additionally utilizes computerized voice response units, which handle approximately 34% of all orders taken. QVC is in the process of implementing a Call Center Management and Customer Relationship Management Analytics System to continuously monitor its customers' buying patterns to facilitate up-sell and cross-sell of its product offerings.

        In addition to taking orders from its customers through phone centers and online, QVC continues to explore new ordering technologies. For example, QVC's United Kingdom customers can order products directly through a television remote control "buy button." Customers in Japan placed approximately 9% of all orders directly through their mobile phones. QVC is also expanding mobile phone ordering capabilities in the U.S. and has launched several mobile applications, including text to order, a WAP (wireless application protocol) website and marketing alerts. QVC has eight distribution centers worldwide and is able to ship approximately 91% of its orders within 48 hours.

        QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned 22%-24% of its revenue in each of the first three quarters of the year and 29%-33% of its revenue in the fourth quarter of the year.

  Provide Commerce, Inc.

        Provide Commerce, Inc., a wholly-owned subsidiary that we acquired in February 2006, operates an e-commerce marketplace of websites that offers high-quality perishable products direct from suppliers to consumers. In addition to its perishable products, Provide Commerce sells a wide range of unique and personalized gifts through its RedEnvelope and Personal Creations brands, which it acquired in 2008 and 2010, respectively. Provide Commerce combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with FedEx Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide Commerce derives its revenue from the sale of flowers and plants on its proflowers.com and proplants.com websites and from the sale of gourmet foods from its branded websites: Cherry Moon Farms, for fresh premium fruits; Shari's Berries, for chocolate-dipped berries and related gifting products; and from the sale of gifts on RedEnvelope and Personal Creations.

        Provide Commerce initially launched its marketplace to sell and deliver flowers which continues to be its most significant product. Provide Commerce later expanded its offerings to include fresh premium fruits and confections and unique personalized gifts. Provide Commerce's business is highly seasonal due largely to purchases of flowers and other gifts for Valentine's Day and Mother's Day. In 2010, Provide Commerce earned approximately 65% of its revenue in the first half of the year. Provide Commerce depends on three suppliers for approximately 50% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

        Provide Commerce believes that one of the keys to its success is its ability to deliver products on time and fresher than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

  Backcountry.com, Inc.

        We acquired 81% of the equity of Backcountry.com, Inc. in June 2007. Backcountry is an e-commerce marketplace for outdoor adventure, cycling and action sports gear and clothing. Its nine separate websites cater to a variety of outdoor enthusiasts. Four of the sites offer name-brand products at retail prices, one closeout site and four offer substantial discounts to online shoppers on a one-deal-at-a-time basis.

        Backcountry's primary site, Backcountry.com, offers over 500 brands and over 60,000 items of high-end gear and clothing for backpacking, camping, trail running, skiing, rock climbing, kayaking and other outdoor sports. Backcountry's snowboarding-specific site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. HucknRoll.com and RealCyclist.com sell mountain bikes and road bikes, respectively, at retail prices. Backcountry's online outlet store, DepartmentOfGoods.com, sells discounted clothing and gear from past seasons. Backcountry's one-deal-at-a-time sites, SteepandCheap.com, WhiskeyMilitia.com, Chainlove.com and BonkTown.com, feature a limited quantity of one highly discounted item at a time until such item sells out or times out, at which time it is immediately replaced with a new item. SteepandCheap.com serves backcountry adventurers and outdoor enthusiasts. WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders and wakeboarders. Chainlove.com is geared toward mountain bikers. BonkTown.com sells road bike gear.

        Backcountry's business is seasonal, with approximately 40% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its distribution centers, located in Salt Lake City, Utah. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

  Bodybuilding.com, LLC

        On December 31, 2007, we acquired 82.9% of Bodybuilding.com, LLC. On December 29, 2010 the Company acquired an additional 2.8% of the Company, giving us overall ownership of 85.7%. Bodybuilding.com is an Internet retailer of sports, fitness and nutritional supplements. It also hosts an informational SuperSite which contains free content about fitness, work-out programs, overall health & nutrition and motivation. The online e-retail model combines detailed product information and real-time user reviews on more than 12,000 health & fitness supplements and accessories to help more than 7.5 million people each month achieve their health, fitness and appearance goals.

        Bodybuilding.com's customers include gym-goers, sport specific focused athletes, tri-athletes, weightlifters and bodybuilders, and any individual wanting to improve his or her overall mental or physical wellbeing. Unlike other online health and fitness supplement retailers, Bodybuilding.com is truly a holistic experience for those looking to achieve their goals. BodySpace is an inclusive social networking site within Bodybuilding.com that allows people of varying health and fitness levels to discuss goal setting, techniques, supplementation and achievements.

        Bodybuilding.com launched its primary web-site in 1999 and now has over 25,000 pages of editorial content, more than 12,500 pages of store content, 3.3 million forum threads, 60 million forum posts and more than 700,000 BodySpace members. Bodybuilding.com stands above the rest with the world's largest social fitness network and the industry's largest Forum.

        Bodybuilding.com earns revenue primarily from the sale of health & fitness supplements and accessories on its website. Bodybuilding.com's business is slightly seasonal with the first quarter of the year being its busiest as people start to implement their health and fitness New Year resolutions.

  Celebrate Interactive Holdings, Inc.

        Celebrate Interactive Holdings Inc. ("Celebrate") is a wholly-owned subsidiary that was created in December 2010 to reflect our positioning as the internet Celebrations leader. This new entity intends to provide a more streamlined party offering by giving individuals the resources necessary to plan, execute and attend a wide variety of celebrations and costuming events. These resources include, event planning services, which are free to Evite customers as revenue is driven primarily through online advertising, party supplies primarily through the Celebrate Express brands, including an offering of proprietary product from exclusive license agreements, costumes for a wide variety of occasions (primary occasion is Halloween) and a search engine for gifts of any occasion. While over 70% of the costume and accessory products, offered on our website, are also available from other on-line and traditional brick-and-mortar retailers, Celebrate believes that no other single retailer offers the range of costume and party supplies that Celebrate offers to its customers. Celebrate purchases its products from various suppliers, both domestic and international. Celebrate depends on three suppliers for approximately 31% of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact Celebrate.

        Celebrate believes that it has a competitive advantage due to the combination of a large assortment of on-line products, value pricing and a high level of customer service. Celebrate's business is highly seasonal with over 50% of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express, Celebrate has seen the seasonality decrease due to significantly higher sales of birthday party supplies which is a less seasonal business. Additionally, with the acquisition of Evite and Gifts.com it is anticipated that seasonality will continue to decrease slightly as these businesses are integrated into Celebrate's operations. Celebrate maintains a customer service center at its corporate headquarters, and customer service representatives are available 18 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable, and Celebrate employs seasonal labor to react to higher volume during the peak Halloween season.

  CommerceHub

        CommerceHub is a drop ship solution for online retailers that would like to expand their product offering but may not have the capacity for warehousing and fulfillment of products. CommerceHub is a one stop solution for both sides of the transaction and allows each of the systems, at the vendor and retailer, to seamlessly share information.

  LMC Right Start, Inc.

        LMC Right Start, Inc., a wholly-owned subsidiary created in May 2009, is a leading retailer of juvenile products for infants through toddlers. Right Start offers an internet retailing experience combined with traditional brick-and-mortar destinations including six stores in California, two stores in Texas and one in Illinois.

        Right Start offers a carefully selected assortment of the finest quality strollers, car seats, developmental toys, books, videos, music, nursery accessories, and home safety items, plus a complete assortment of care products. In addition, it offers both on-line and on-site expertise, as well as a premier baby registry experience, designed to assist with parenting decisions, right from the start.

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

        We indirectly own an approximate 25% equity interest and 58% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, has voted our shares of Expedia, subject to certain limitations. Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

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

        We own approximately 32% of the outstanding common stock of HSN. We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors. Two of the current nine board members are our nominees.

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

        We own approximately 29% of the outstanding common stock of Interval Leisure Group. We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to nominate 20% of the members of Interval Leisure Group's board of directors. Two of the current nine board members are our nominees.

  Tree.com, Inc.

        Tree.com is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com, GetSmart.com, RealEstate.com, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other financial products from multiple business and professionals who compete for their business. Tree.com is headquartered in Charlotte, North Carolina.

        We own approximately 25% of the outstanding common stock of Tree.com. We have entered into an agreement with Tree.com pursuant to which, among other things, we have the right to nominate 20% of the members of Tree.com's board of directors. We have not yet exercised this right.

Starz Group

        The Starz Group focuses primarily on video programming businesses.

  Starz, LLC

        Starz, LLC ("Starz"), a wholly-owned subsidiary, provides premium networks which are distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the

United States and develops, produces and acquires entertainment content and distributes such content to consumers in the United States and throughout the world. Starz is managed based on the following business units: Starz Channels (legacy Starz Entertainment business) and Home Video, Television, Digital Media and Theatrical (legacy Starz Media businesses).

        Starz Channels' principal service offerings are (1) Starz, which is a first-run movie service that generally includes Starz plus five multiplex channels branded with the Starz name, each of which exhibits original programming series and mini-series and movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six additional thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz can be purchased by subscribers as an à-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore can be purchased by subscribers as part of a digital package, which includes other movie services or a variety of general entertainment digital networks. Distributors may also sell Encore on an à-la-carte basis or packaged with Starz. Starz services also include MoviePlex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; IndiePlex, featuring art house and independent films; RetroPlex, featuring "classic" movies; Starz On Demand; Encore on Demand; MoviePlex On Demand; high definition feeds of several Starz and Encore channels and high definition versions of each of Starz On Demand, Encore On Demand and MoviePlex On Demand. Starz also offers Starz Online, Encore Online, MoviePlex Online and Starz Play which are Internet complements to Starz and Encore, to cable and telephone companies who offer high speed services and other distributors. As of December 31, 2010, Starz Entertainment had 18.2 million subscribers to its linear Starz channels and 32.8 million subscribers to its linear Encore channels. The Starz subscriber numbers do not include subscribers who receive Starz programming over the Internet.

        Programming networks, such as Starz, distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television, telephone networks and the Internet. Programming services may be delivered to subscribers as part of a video distributor's package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Premium services may be scheduled or "on-demand." Additionally, single programs or movies may be delivered on a pay-per-view basis for a per program fee. Whether a programming service is basic, premium or pay-per-view, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Programmers may also provide their pay-per-view and subscription on-demand services directly to consumers via the Internet. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Their continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements. Premium and pay-per-view services do not sell advertising and primarily generate their revenue from subscriber fees.

        The majority of Starz Channels' revenue is derived from the delivery of premium programming services comprised of movies and original programming to subscribers under affiliation agreements with cable operators, direct broadcast satellite operators and telephone companies, including AT&T, Cablevision Systems, Cequel Communications, Charter Communications, Comcast Cable, Cox Communications, DIRECTV, DISH Network, The National Cable Television Cooperative, Mediacom Communications, Time Warner Cable and Verizon Communications. Certain of Starz Channels' affiliation agreements provide for payments based on the number of subscribers that receive Starz Channels' services. Starz Channels also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Channels' affiliation agreements expire between now and May 2018. For the year ended December 31, 2010, 56% of Starz Channels' total revenue was generated by its three largest customers, Comcast, DIRECTV, and DISH Network, each of which individually generated at least 10% of Starz Entertainment's revenue for such period.

        The cost of acquiring rights to programming, including Internet rights, represents Starz Channels' largest expense. In order to exhibit theatrical motion pictures, Starz Channels enter into agreements to acquire rights from major motion picture producers including Disney's Hollywood Pictures, Touchstone Pictures, Miramax Films, Disney Pictures, Pixar, Walt Disney Studios, Marvel Entertainment, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. Starz Channels also has exclusive rights to air first-run output from Overture Films, a wholly owned subsidiary of Starz which is included in the Theatrical business unit. These output agreements expire between 2012 and 2016.

        Starz Channels uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. Starz Channels leases these transponders under long-term lease agreements. At December 31, 2010, these transponder leases had termination dates ranging from 2018 to 2021. Starz Channels transmits to these transponders from its uplink center in Englewood, Colorado.

        The legacy Starz Media businesses develop, produce and acquire live-action and animated content for theatrical, DVD, television, and Internet distribution (including the Starz Channels' original programming). In addition, Starz's Animation business unit provides 2D and 3D animation development and production services, primarily on a for hire basis.

        DVD's are sold or rented by Starz's Home Video business unit through its Anchor Bay Entertainment subsidiary, utilizing the Anchor Bay and Manga brands, in the United States, Canada, United Kingdom and Australia. Anchor Bay develops and produces certain of its content and also acquires and licenses various titles from third parties. Anchor Bay also distributes Overture Film's titles (as further discussed below) and other titles acquired or produced by Starz Media, including the Starz Channels' original programming content. These titles are distributed through regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy and Amazon. Generally, these retailers have the right to return unsold products.

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

        Starz's Television business unit receives license fees from networks and basic/pay cable television channels, in the United States and throughout the world, related to exploitation of its titles (including the Starz Channels' original programming content) on free or pay television. The productions are also exploited via the Internet. Amortization of production costs represents the single largest operating expense related to the exploitation of its titles on free or pay television.

        The Starz's Animation business unit, through its subsidiary Film Roman, develops and produces 2D animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies. At its animation studio located in Toronto, Starz also develops and produces 3D animated content on a for-hire and proprietary basis.

        For-hire revenue is recognized for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

        In July 2010, Starz determined that it would shut down its theatrical production and distribution operations conducted by its subsidiary Overture Films. As part of this decision, Starz transferred Overture Films' marketing and distribution operations and employees to Relativity Media, LLC and Relativity agreed to release Overture Films' final three films during the fourth quarter of 2010. The Overture Films' film library was retained and will continue to be exploited by Starz.

        Overture Films produced and acquired live action theatrical motion pictures for release domestically and throughout the world and prior to the Relativity arrangement, distributed its movies theatrically in the United States. Starz performs television distribution in the United States and, through its subsidiary Anchor Bay Entertainment, performs home video distribution also in the United States. Overture Films has entered into distribution agreements with Paramount Pictures and Alliance Atlantis to distribute its product internationally to the extent Overture Films controls such rights. Overture Films' 2010 theatrical releases were The Crazies, Brooklyn's Finest, Jack Goes Boating, Stone and Let Me In. All of Overture Films' films appear on Starz Channels' networks during their pay television windows.

        Overture Films records revenue from the theatrical release of its films. The domestic box office receipts are divided between the theatrical exhibitors and Overture Films based upon contractual arrangements on a film-by-film basis. Paramount Vantage and Alliance Atlantis contract with foreign distributors and receive a distribution fee for their services. Overture Films records revenue related to home video distribution of its films net of a reserve for estimated future returns. The theatrical business receives license fees from Starz Channels related to the pay television agreement that covers the appearance of those films on Starz Channels' networks during their pay television windows. Fees are also earned from both domestic and foreign networks/basic cable channels related to the exploitation of the titles on free television. Other revenue sources include video on demand/pay-per-view, syndication and exploitation of the titles in a non-theatrical manner such as the Internet and airlines. Significant expenses related to Overture Films include the amortization of film acquisition and production costs and the print and advertising expenses related to the release of each film, as well as the home video manufacturing and related distribution and advertising expenses.

        In the U.S., Overture Films incurred significant marketing, advertising and print costs before and during the theatrical release of a film in an effort to generate awareness of the film, to increase the consumer's intent to view the film, and to generate significant consumer interest in subsequent home video and other ancillary markets. These costs were expensed as incurred. Therefore, Starz incurred losses prior to theatrical release of a film. The foreign distributors are normally responsible for the marketing and advertising of films in each of their respective territories.

  Liberty Sports Interactive, Inc.

        Liberty Sports Interactive, Inc., a wholly-owned subsidiary, develops, operates and licenses fantasy sports games, fantasy sports league-hosting software and fantasy sports content delivered via broadband, as well as providing free online games, information and entertainment for sports fans.

        Subsequent to December 31, 2010 it was determined that Liberty Sports Interactive, Inc. would wind down operations and cease offering its services.

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

        ANLBC derives revenue from the sale of tickets for games played at Turner Field, as well as from game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games. ANLBC has long-term local broadcasting agreements with Turner Broadcasting, Inc., Turner Regional Entertainment Network, Inc. and Sportsouth Network, Ltd., and through Major League Baseball ("MLB"), has entered into national broadcasting agreements with ESPN, Turner Broadcasting, Inc. and Fox Sports.

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

  TruePosition, Inc.

        TruePosition, Inc. is a wholly-owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. AT&T began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers are deploying TruePosition's technology and using the technology for E-911 and selected other services. In addition, as of December 31, 2010, nine smaller wireless carriers and government agencies had deployed or are deploying TruePosition's technology.

        TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has contractual rights to earn additional revenue from its deployed product base if its customers use such deployed equipment to provide commercial services. However, to date, TruePosition has not earned any significant revenue from other location-based services. Substantially all of TruePosition's reported revenue through November 2006 was derived from AT&T. At that time, TruePosition amended its contract with AT&T to include, among other things, delivery of specified elements in the future. In accordance with the software revenue recognition rules under generally accepted accounting principles, TruePosition ceased recognition of certain revenue from AT&T pending delivery of the specified elements. Recognition of revenue earned from T-Mobile is similarly deferred pending delivery of specified elements, which to date have not been delivered. In

June of 2010, TruePosition delivered the final undelivered specified element under the contract with AT&T and recommenced recognition of previously deferred revenue and costs. In February of 2011 TruePosition signed an amended contract that materially changed the terms of the existing AT&T contract. Due to the transition provisions of the new revenue recognition rules a contract that is materially modified is subject to the new accounting standard (see discussion of Recent Accounting Pronouncements in Management's Discussion and Analysis section). Therefore, the Company is currently analyzing the impacts of the material modification and believes that recognition of a significant portion of the deferred revenue and deferred cost associated with that contract may be required in the first quarter of 2011, under the new provisions. As of December 31, 2010, deferred revenue and deferred cost under the AT&T arrangement were $576 million and $168 million, respectively.

        TruePosition's location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented uplink time difference of arrival (U-TDOA) and angle of arrival (AOA) technology, TruePosition's location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. TruePosition's offerings cover major wireless air interfaces including Time Division Multiple Access (TDMA), Advanced Mobile Phone System (AMPS), Code Division Multiple Access (CDMA), Global System Mobile (GSM) and Universal Mobile Telecommunications System (UMTS).

        TruePosition is investing in the development of new location-based services and technologies through its subsidiary EmFinders. EmFinders has developed and markets devices to be worn by persons with medical impairments, such as Alzheimer's disease, Down syndrome or autism, which can enable public safety agencies to locate and recover individuals if they wander off or become lost.

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

        As of December 31, 2010, we owned $337 million principal amount of SIRIUS XM's public debt, as well as preferred stock of SIRIUS XM which is convertible into common stock representing approximately 40% of SIRIUS XM's fully diluted equity.

  Live Nation Entertainment, Inc.

        We owned approximately 18% of Live Nation Entertainment, Inc. ("Live Nation") outstanding common stock as of December 31, 2010. Subsequent to year end we acquired an additional 1% interest for $18.8 million and we have committed to acquire an additional 5.5 million shares for approximately $57.7 million subject to Live Nation shareholder approval and other customary closing conditions. Live Nation is considered the largest live entertainment company in the world and seeks to innovate and enhance the live entertainment experience for artists and fans: before, during and after the show. In 2009, Live Nation sold 140 million tickets, promoted 21,000 concerts, partnered with 850 sponsors and averaged 25 million unique monthly visitors to its e-commerce sites.

        Live Nation is organized into five business segments: Concerts, Artist Nation, Ticketing, Sponsorship and E-Commerce. The Concerts segment involves the promotion of live music events globally in the Company's owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The Ticketing segment principally involves the management of the Company's ticketing operations. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The E-Commerce segment provides online access for customers relating to ticket sales and event information and is responsible for the Company's primary websites, www.livenation.com and www.ticketmaster.com.

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

        Regulation of Program Licensing.    The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines that the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. In 2007, the FCC extended the prohibition on exclusive programming contracts until 2012 and amended the program access complaint rules. The FCC also has initiated a rulemaking proceeding to consider additional revisions to its program access rules, including, among others, further changes in the complaint procedures, restrictions on the bundling of programming services to distributors and the extension of the rules to terrestrially-delivered programming. In 2010, the FCC revised the program access rules to permit complainants to pursue program access claims involving terrestrially-delivered, cable-affiliated programming similar to the claims that they may pursue regarding satellite-delivered, cable-affiliated programming, where the purpose or the effect of a challenged act is to hinder significantly or prevent a complainant from providing satellite cable programming or satellite broadcast programming. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. As explained below in "Other Regulation," we are also subject to the program access rules as a condition of FCC approval of our transaction with News Corporation in 2008.

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

        Regulation of Ownership.    The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. After conducting a further rulemaking regarding this ownership limitation, in 2007, the FCC again adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide. However, in 2009, the Court of Appeals again vacated the thirty percent limit.

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

        With the completion of the digital transition in 2009, full service broadcast television stations must transmit only digital signals and may not transmit analog signals. On November 30, 2010, the FCC initiated a rulemaking proceeding to consider rules to allow the repurposing of specific frequency bands used by the broadcast television service for fixed and mobile wireless communications services, including mobile broadband. The FCC also proposes to permit two or more television stations to share a six megahertz channel, among other things. The adoption of these or similar proposals by the FCC could have a significant impact on broadcast television licensees.

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

        Goods sold over the Internet also must comply with traditional regulatory requirements, such as the Federal Trade Commission requirements regarding truthful and accurate claims. To the extent that

Bodybuilding.com, for example, markets or sells nutritional or dietary supplements, its activities may be regulated by the United States Food and Drug Administration ("FDA") in certain respects. Dietary supplement distributors must comply with FDA regulations regarding supplement labeling and reporting.

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

        On December 21, 2010, the FCC adopted rules in its open Internet proceeding that require all broadband providers to disclose network management practices, restrict broadband providers from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting lawful network traffic. The open Internet rules could restrict the ability of broadband providers to block or otherwise disadvantage our Internet businesses. An appeal of the FCC's open Internet rules has been noticed at the United States Court of Appeals.

  Other Regulation

        On June 16, 2010 Dr. John C. Malone and DIRECTV completed a transaction that eliminated Dr. Malone's and our attributable interests in DIRECTV. However, except for the condition requiring the elimination of the attributable interests between DIRECTV Puerto Rico and LCPR we remain subject to the other conditions adopted by the FCC in approving our 2008 transaction with News Corporation. Those conditions include program access and non-discrimination, program carriage, RSN arbitration and retransmission consent arbitration conditions.

        SIRIUS XM operates satellite systems and must comply with the FCC's regulations regarding satellite licensing, the prevention of interference and other matters. For example, SIRIUS XM must apply for renewal of its satellite licenses prior to the expiration of the current license terms. SIRIUS XM also must obtain FCC equipment certifications for certain satellite radios. As a result of the 2008 merger transaction between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings, Inc., SIRIUS XM must implement voluntary commitments regarding matters such as a la carte programming, rates and channels set asides for independently-owned entities. Other aspects of SIRIUS XM's operations, such as the export of satellite radio system components and technical data, are subject to U.S. export licensing requirements.

        We also have ownership interests in other entities, such as Sprint Nextel Corporation, which are extensively regulated. For example, Sprint Nextel is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

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

        Starz competes with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect Starz by reducing the number of distributors to whom it sells its programming, subjecting more of its programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, Starz competes for viewers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Starz also competes for creative talent and programming content. We believe that the principal competitive factors for Starz are prices charged for programming, the quantity, quality, exclusivity and variety of the programming offered and the effectiveness of marketing efforts.

        Starz also faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. Anchor Bay competes with the home video/DVD distribution divisions of major theatrical production studios, as well as with several other independent home video/DVD distribution companies.

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

Employees

        As of December 31, 2010, we had 73 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 24,000 full and part-time employees. We believe that our employee relations are good.

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

        We could be required to use assets attributed to one group to pay liabilities attributed to another group or groups.    The assets attributed to one group are potentially subject to the liabilities attributed to the other groups, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group(s). While our current management and allocation policies provide that reattributions of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting reattribution of cash or other assets, no provision of our amended charter prevents us from satisfying liabilities of one group with assets of another group, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

        Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock.    Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Interactive Group, the Starz Group and the Capital Group. Our officers and directors owe fiduciary duties to all of our stockholders. The fiduciary duties owed by such officers and directors are to our company as a whole, and decisions deemed to be in the best interest of our company may not be in the best interest of a particular group when considered independently. Examples include:

  •
  decisions as to the terms of any business relationships that may be created between and among the Interactive Group, the Capital Group and/or the Starz Group or the terms of any reattributions of assets between or among the groups;

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

        Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.    Principles of Delaware law and the provisions of our amended charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the stockholders of one of our groups if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

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

        We may dispose of assets of the Interactive Group, the Capital Group or the Starz Group without your approval.    Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our amended charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Interactive Group, the Capital Group or the Starz Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval. Based on the composition of the groups, we believe that a sale of all or substantially all of the assets attributed to any group, on a stand alone basis, would not be considered a sale of substantially all of the assets of our company requiring stockholder approval.

        If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we would be required, if the disposition is not an exempt disposition under the terms of our amended charter, to choose one or more of the following three alternatives:

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

  •
  establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

  •
  requiring stockholder approval by holders of at least 66 2/3% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter; and

  •
  the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

        Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 34% of the aggregate voting power in our company, due to his beneficial ownership of approximately 83% of the outstanding shares of Series B Liberty Capital common stock, 94% of the outstanding shares of Series B Liberty Interactive common stock and approximately 83% of the Series B Liberty Starz common stock.

Factors Relating to our Company, the Interactive Group, the Starz Group and the Capital Group

        The risks described below apply to our company and to the businesses and assets attributable to the Interactive Group, the Starz Group and the Capital Group.

        The historical financial information of the Interactive Group, the Starz Group and the Capital Group may not necessarily reflect their results had they been separate companies.    One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, investors should recognize that the historical financial information of the Interactive Group, the Starz Group and the Capital Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Interactive Group's, the Capital Group's and the Starz Group's results of operations, financial condition and cash flows would have been had the Interactive Group, the Starz Group and the Capital Group been separate, stand-alone entities pursuing independent strategies during the periods presented.

        Our programming and e-commerce subsidiaries as well as some of our business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in

these relationships could adversely affect our results of operations and those attributed to any of our groups.    An important component of the success of our programming and e-commerce subsidiaries as well as some of our business affiliates is their ability to maintain their existing, as well as build new, relationships with a limited number of local and national cable and satellite providers, suppliers and advertisers, among other parties. There can be no assurance that our programming suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all. Similarly, there can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or advertising arrangements on commercially reasonable terms or at all. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations and those attributed to our groups.

        Rapid technological advances could render the products and services offered by our groups' subsidiaries and business affiliates obsolete or non-competitive.    The subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers and may adversely affect the group to which they are attributed, thereby adversely impacting our revenue and operating income.

        The subsidiaries and business affiliates attributable to each group are subject to risks of adverse government regulation.    Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our Interactive Group subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by the subsidiaries of our Interactive Group and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will become subject to increased expenses or more stringent restrictions as a result of any by future legislation, new regulation or deregulation.

        The success of our programming subsidiaries as well as certain of our business affiliates attributed to each group depends on audience acceptance of its programs and services which is difficult to predict.    Entertainment content production, premium subscription television program services, and satellite radio services are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a cable program, premium subscription television service or satellite radio program depends upon the quality and acceptance of competing programs and other entertainment content available in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television programs are important factors when cable television and direct-to-home (DTH) satellite providers negotiate affiliation agreements and, in the case of ad-supported programming and satellite radio service, when advertising rates are negotiated. Consequently, low public acceptance of the programs and services offered by our subsidiaries and business affiliates will have an adverse effect on our results of operations and could hurt the ability of our programming subsidiaries and certain of our business affiliates to maintain rates charged to affiliates, subscribers and advertisers.

        Our Interactive Group subsidiaries and business affiliates conduct their businesses under highly competitive conditions.    Although QVC and HSN are two of the nation's largest home shopping networks, they and our e-commerce companies have numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If our Interactive Group subsidiaries and business affiliates do not compete effectively with regard to these factors, their results of operations could be materially and adversely affected.

        The sales and operating results of our Interactive Group subsidiaries and business affiliates depend on their ability to predict or respond to consumer preferences.    The sales and operating results of our Interactive Group subsidiaries and business affiliates depend in part on their ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. QVC and e-commerce companies develop new retail concepts and continuously adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the businesses of our Interactive Group subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and Internet companies, consumer confidence and preferences, and general economic conditions.

        Increased programming and content costs may adversely affect profits.    Two of our subsidiaries, QVC and Starz, and one of our business affiliates, HSN, produce programming and other content and incur costs for all types of creative talent including writers, producers, actors and other on-air talent. Starz also acquires programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming and other content may lead to decreased profitability.

        Continuingly weak economic conditions may reduce consumer demand for our products and services.    The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue across our tracking stock groups including lagging retail sales, potential downgrades by satellite and cable television subscribers, reduced live-entertainment expenditures (such as for concerts and sporting events) and a drastic slowdown in auto sales (which is an important source of satellite radio subscribers). Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

        The success of two of our subsidiaries, QVC and Starz, depend in large part on their ability to recruit and retain key personnel.    QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing, fulfillment and the Internet. In addition, as Starz's original programming continues to gain greater market share, the key talent associated with this original programming will become difficult to replace. We cannot assure you that if QVC or Starz experience turnover of these key persons, they will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited.

        Our subsidiary, QVC, has operations outside of the United States that are subject to numerous operational and financial risks.    QVC has operations in countries other than the United States and are subject to the following risks inherent in international operations:

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

        The success of our Interactive Group subsidiaries and certain of our business affiliates depends on maintaining the integrity of their systems and infrastructure.    A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. If the security measures of any of our Interactive Group subsidiaries or our business affiliates engaged in online commerce were to be compromised, it could have a detrimental effect on their reputation and adversely affect their ability to attract customers. Computer viruses transmitted over the Internet have significantly increased in recent years, thereby increasing the possibility of disabling attacks on and damage to websites of our Interactive Group subsidiaries and those of our business affiliates whose businesses are dependent on the Internet. In addition, certain of these businesses rely on third-party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in these services, or a deterioration in their performance, could impair the ability of these businesses to process transactions for their customers and the quality of service they can offer to them.

        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to act in a manner that we deem desirable.    We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake) attributed to the Interactive Group, including HSN and Expedia, and the Capital Group, including Sirius, Live Nation. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken.

        The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.    Included among the assets attributable to the Capital group and the Interactive Group are equity interests in one or more publicly-traded companies which are not consolidated subsidiaries. The value of these interests may be affected by economic and market conditions that are beyond our control. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

        A substantial portion of the consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.    As of December 31, 2010, our wholly-owned subsidiary Liberty Media LLC had $4,213 billion principal amount of publicly-traded debt outstanding. Liberty Media LLC is a holding company for all of our subsidiaries and investments. In addition, we have $750 million of bank and other debt that is held above the operating subsidiary level. Our ability to meet the financial obligations of Liberty Media LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty Media LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty Media LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company or Liberty Media LLC.

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

        QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia, Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia, Rocky Mount, North Carolina, Florence, South Carolina and Sakura-shi, Chiba, Japan. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany, Japan and Italy for retail outlet stores, office space, warehouse space and call center locations.

        Starz owns its corporate headquarters in Englewood, Colorado. In addition, Starz leases office space for executive offices, distribution and sales operations in Burbank, California; Troy, Michigan; Beverly Hills, California; Media, Pennsylvania; Atlanta, Georgia; New York, New York; Toronto, Ontario, London, England and Melbourne and Sydney, Australia.

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

Item 3.    Legal Proceedings.

        On August 6, 2010, Liberty and its subsidiary Liberty Media LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Media LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups will not constitute a disposition of all or substantially all of the assets of Liberty Media LLC under the Indenture and that, therefore, no "Event of Default" will arise as a result of Liberty Media LLC remaining the obligor under the Indenture following the proposed split-off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery does not have subject matter jurisdiction over the dispute and that it should be litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there is not a case or controversy for a court to resolve. The motion to dismiss was denied. Trial was held the week of February 21, 2011, and the parties are currently preparing post-trial briefs and awaiting a decision.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Information

        We have three tracking stocks outstanding as of December 31, 2010. Our Series A and Series B Liberty Interactive tracking stock (LINTA and LINTB) have been outstanding since May 2006. Our Series A and Series B Liberty Capital tracking stock (LCAPA and LCAPB) and our Series A and Series B Liberty Starz tracking stock (formerly Liberty Entertainment tracking stock) (LSTZA and LSTZB, formerly LMDIA and LMDIB) have been outstanding since March 4, 2008 when each share of our previous Liberty Capital tracking stock was reclassified into one share of the same series of new Liberty Capital and four shares of the same series of Liberty Entertainment. On November 19, 2009, we completed the split off (the "LEI Split-Off") of our subsidiary Liberty Entertainment, Inc. ("LEI"). The LEI Split-Off was accomplished by a redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI. LEI had been attributed to the Entertainment Group. Subsequent to the LEI Split-Off, the Entertainment Group was renamed the Starz Group. Each series of our common stock trades on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2010 and 2009.

	Liberty Capital
	Series A (LCAPA)		Series B (LCAPB)
	High	Low	High	Low
2009
First quarter	$7.46	4.35	10.60	4.46
Second quarter	$15.42	6.61	15.98	6.30
Third quarter	$23.52	11.04	23.68	12.46
Fourth quarter	$25.05	20.35	25.01	20.46
2010
First quarter	$37.16	23.62	37.00	23.50
Second quarter	$46.05	36.48	45.94	37.50
Third quarter	$53.25	40.42	52.74	41.42
Fourth quarter	$63.67	52.01	63.28	51.62

	Liberty Interactive
	Series A (LINTA)		Series B (LINTB)
	High	Low	High	Low
2009
First quarter	$3.99	2.42	3.81	1.75
Second quarter	$7.34	2.83	7.27	2.89
Third quarter	$11.48	4.53	11.40	4.31
Fourth quarter	$12.81	9.82	12.79	10.23
2010
First quarter	$15.41	10.20	15.25	10.29
Second quarter	$16.65	10.45	16.65	10.79
Third quarter	$14.00	10.08	13.76	10.35
Fourth quarter	$16.22	13.63	16.10	13.51

	Liberty Starz
	Series A (LSTZA)		Series B (LSTZB)
	High	Low	High	Low
2009
First quarter	$20.94	16.03	20.10	15.25
Second quarter	$27.07	19.54	27.23	19.58
Third quarter	$31.38	24.68	31.11	24.43
Fourth quarter (thru November 19)	$36.26	29.86	36.10	30.01
Fourth quarter (beginning November 20)	$51.50	46.10	50.34	46.86
2010
First quarter	$54.73	46.04	53.67	46.64
Second quarter	$57.12	48.17	57.04	48.90
Third quarter	$65.56	49.89	67.00	51.50
Fourth quarter	$69.15	60.12	69.15	61.84

  Holders

        As of January 31, 2011, there were approximately 1,900 and 100 record holders of our Series A and Series B Liberty Capital common stock, respectively, approximately 2,800 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively, and approximately 1,500 and 100 record holders of our Series A and Series B Liberty Starz common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

  Dividends

        We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

  Securities Authorized for Issuance Under Equity Compensation Plans

        Information required by this item will be filed in an amendment to this Form 10-K with the Securities and Exchange Commission on or before April 29, 2011.

  Purchases of Equity Securities by the Issuer

Share Repurchase Programs

        On several occasions our board of directors authorized share repurchase programs for our Series A and Series B Liberty Capital common stock, Series A and Series B Liberty Starz common stock and Series A and Series B Interactive common stock. On November 9, 2009 our board authorized the repurchase of $500 million Series A and Series B Liberty Starz common stock of which $447 million is available for future repurchases. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. Approximately $740 million may yet be purchased under such Liberty Interactive common stock repurchase programs. On each of March 10, 2008 and August 13, 2008 our board authorized $300 million of share repurchases of Series A Liberty Capital common stock, an authorization of $500 million in share repurchases on May 6, 2010 and an additional authorization of $500 million in share repurchases on September 16, 2010 for a total of $1.6 billion.

Fourth quarter repurchases and remaining availability under the repurchase program for Liberty Capital is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2010	—	N/A	—	$530 million
November 1 - 30, 2010	754,800	$58.10	754,800	$486 million
December 1 - 31, 2010	1,387,200	$60.13	1,387,200	$403 million

Total	2,142,000		2,142,000

        In addition to the shares listed in the table above, 7,199 shares of Series A Liberty Capital common stock, 20,958 shares of Series A Liberty Interactive common stock and 2,628 shares of Series A Liberty Starz common stock were surrendered in the fourth quarter of 2010 by certain of our officers to pay withholding taxes in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.

        The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2010	2009	2008	2007	2006
	amounts in millions
Summary Balance Sheet Data:
Cash	$3,179	4,835	3,060	3,128	3,098
Investments in available-for-sale securities and other cost investments	$4,551	4,120	2,857	6,920	10,462
Investment in affiliates	$1,040	1,030	1,136	1,568	1,589
Assets of discontinued operations	$—	—	14,211	11,050	12,012
Total assets	$26,600	28,631	41,903	45,649	47,638
Deferred tax liabilities, current	$864	1,247	773	93	—
Long-term debt(1)	$6,788	7,842	9,630	11,524	8,909
Deferred tax liabilities, noncurrent	$2,211	2,675	3,143	5,033	6,071
Equity	$11,442	10,238	19,757	20,452	21,923

	Years ended December 31,
	2010	2009	2008	2007	2006
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue	$10,982	10,158	9,817	9,378	8,592
Operating income (loss)(2)	$1,303	1,050	(758)	758	1,158
Realized and unrealized gains (losses) on financial instruments, net	$232	(155)	(260)	1,269	(279)
Gains on dispositions, net	$569	284	15	646	607
Other than temporary declines in fair value of investments	$—	(9)	(441)	(33)	(4)
Earnings (loss) from continuing operations(2)(3):
Liberty Capital common stock	$812	127	(526)	—	—
Liberty Starz common stock	206	213	(967)	—	—
Liberty Interactive common stock	919	297	(737)	470	521
Old Liberty Capital common stock	—	—	(59)	1,489	125
Liberty common stock	—	—	—	—	178

	$1,937	637	(2,289)	1,959	824

Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share(4):
Series A and Series B Liberty Capital common stock	$9.06	1.32	(4.65)	—	—
Series A and Series B Liberty Starz common stock	$4.12	.46	(1.87)	—	—
Series A and Series B Liberty Interactive common stock	$1.46	.43	(1.31)	.70	.73
Old Series A and Series B Liberty Capital common stock	$—	—	(.46)	11.19	.91
Liberty common stock	$—	—	—	—	.06
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share(4):
Series A and Series B Liberty Capital common stock	$8.76	1.31	(4.65)	—	—
Series A and Series B Liberty Starz common stock	$3.96	.46	(1.87)	—	—
Series A and Series B Liberty Interactive common stock	$1.44	.43	(1.31)	.69	.73
Old Series A and Series B Liberty Capital common stock	$—	—	(.46)	11.11	.91
Liberty common stock	$—	—	—	—	.06

(1)
Excludes the call option portion of our exchangeable debentures for periods prior to January 1, 2007.

(2)
Includes $1,569 million of long-lived asset impairment charges in 2008.

(3)
Includes earnings from continuing operations attributable to the noncontrolling interests of $45 million, $39 million, $44 million, $41 million and $33 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

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

Overview

        We own controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC, Inc. and Starz, LLC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its U.S. and international websites. Starz provides premium networks which are distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in the United States and throughout the world.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Atlanta National League Baseball Club, Inc. ("ANLBC"), TruePosition, Inc. and Celebrate Interactive Holdings, Inc. ("Celebrate"). Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users. Celebrate operates websites that offer costumes, accessories, décor, party supplies, on-line party invitations and gifts.

        In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio Inc. ("SIRIUS XM"), Expedia, Inc. and HSN, Inc., which we account for as equity method investments, and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, Motorola, Inc., Live Nation Entertainment, Inc. ("Live Nation") and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

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

        On November 19, 2009, we completed a split-off (the "LEI Split-Off") of our wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among our company, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The LEI Split-Off was accomplished by a partial redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. LEI held our 57% interest in DIRECTV, 100% interest in Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with our company and continue to be attributed to the Entertainment Group, which we have redesignated as the Starz Group.

        Immediately following the LEI Split-Off, we, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company named DIRECTV ("Holdings"). Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Media, LEI and DIRECTV, and certain related persons (collectively, "the Malones") contributed each of their shares of LEI Series B common stock to Holdings for 1.1113 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.1113 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

        Because the LEI Split-Off was conditioned on, among other matters, satisfaction and waiver of all conditions to the DTV Business Combination, the LEI Split-Off and the DTV Business Combination have been recorded at fair value, and we recognized an approximate $5.9 billion gain on the transaction. Such gain is included in earnings from discontinued operations in our accompanying consolidated statement of operations.

        During the second quarter of 2010, Liberty announced that its board of directors had authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold all the assets and be subject to all the liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups. In February of 2011 we changed the attribution of approximately $264 million of cash, exchangeable debt in the principal amount of $1.1 billion and the stock into which such debt is exchangeable from Liberty Capital to Liberty Interactive. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions, including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting at a meeting called to consider the redemption. In August 2010, Liberty filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the first half of 2011.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. As of December 31, 2010, the assets and businesses we have attributed to the Interactive Group are those engaged in video and on-line commerce, and include our subsidiaries QVC, Provide, Backcountry, Bodybuilding and Celebrate and our interests in Expedia, HSN, Inc., Interval Leisure Group, Inc. and Tree.com, Inc. In addition, we have attributed $3,075 million principal amount (as of December 31, 2010) of our public debt to the Interactive Group. The Interactive Group will also include such other businesses that our board of directors may in the future determine to attribute to the Interactive Group, including such other businesses as we may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which we have attributed to it. The Starz Group is comprised primarily of our subsidiary Starz, LLC and approximately $878 million (as of December 31, 2010) of cash, including subsidiary cash.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of our businesses, assets and liabilities which we have attributed to it. The Capital Group has attributed to it all of our businesses, assets and liabilities not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media through September 30, 2010, ANLBC and TruePosition, and our investments in SIRIUS XM, Live Nation Entertainment, Inc., Time Warner Inc., Time Warner Cable and Sprint Nextel Corporation. In addition, we have attributed $1,212 million of cash, including subsidiary cash and $1,888 million principal amount (as of December 31, 2010) of our exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses that our board of directors may in the future determine to attribute to the Capital Group, including such other businesses as we may acquire for the Capital Group.

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

        The Liberty Media board determined that the February Reattribution would enable the Liberty Interactive Group to obtain long-term debt financing on better terms than would have been available to it in the capital markets at that time and improve the liquidity of the Liberty Interactive Group. In addition, the Liberty Interactive Group's generation of meaningful taxable income would better position it to utilize more directly and efficiently the tax benefits associated with the Exchangeable Notes. Previously, the Liberty Interactive Group was using these tax benefits, which were then attributed to the Liberty Capital Group, and compensating the Liberty Capital Group for such use. Lastly, the Liberty Media board believed that Liberty Media's equity interests in Live Nation Entertainment should be reattributed to the Liberty Capital Group in order to position it to take advantage of potential synergies associated with the Liberty Capital Group's interests in Sirius XM Radio.

        In establishing the terms of the February Reattribution, the Liberty Media board reviewed, among other things, (i) a range of estimated values for the Exchangeable Notes (between $482 million and $526 million), which took into account the trading prices of the Exchangeable Notes and their unique tax attributes, among other things, and (ii) the estimated value of Liberty Media's equity interests in Live Nation Entertainment (approximately $298 million), which was based on the $12 per share offer price in Liberty Media's tender offer for additional shares of Live Nation during February 2010. Consistent with Liberty Media's Management and Allocation Policies, the Liberty Media board determined that the exchange of assets and liabilities between the two groups in the February Reattribution was completed on a fair value basis.

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

        The Starz Media Reattribution enabled the Liberty Starz Group to acquire the complementary Starz Media business. Starz Entertainment had been engaging in mutually beneficial content distribution and programming arrangements with Starz Media, and it was inefficient for these arrangements to be treated as inter-group transactions. Accordingly, the Liberty Media board reattributed Starz Media, and its related debt, from the Liberty Capital Group to the Liberty Starz

Group. This also enabled the Liberty Capital Group to repay indebtedness it owed to the Liberty Starz Group without using any of its cash reserves.

        In establishing the terms of the Starz Reattribution, the Liberty Media board considered, among other things, (i) a range of estimated values for the Starz Media assets (between $95 million and $122 million), (ii) the $53.7 million in Starz Media liabilities to be assumed and (iii) the $54.9 million payable owed by the Liberty Capital Group to the Liberty Starz Group. Consistent with Liberty Media's Management and Allocation Policies, the Liberty Media board determined that the exchange of assets and liabilities between the two groups in the Starz Reattribution was completed on a fair value basis.

        On February 9, 2011, Liberty Media's Board of Directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Media LLC's 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) 21,785,130 shares of Time Warner Inc. common stock, 5,468,254 shares of Time Warner Cable Inc. common stock and 1,980,425 shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable (the "Basket Securities") and (iii) $263.8 million in cash from the Capital Group to the Interactive Group, effective immediately (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Media LLC.

        The Liberty Media board determined to effect the TWX Reattribution in light of the proposed split-off, to eliminate ambiguity regarding the terms of this reattribution and to better align the TWX Exchangeable Notes with the tracking stock group that has the strongest cashflow generation. The reattribution of the TWX Exchangeable Notes was necessary to complete the pending proposed split-off because the obligor thereunder, Liberty Media LLC, will remain with Liberty Media following that split-off. The Liberty Media board believed that waiting to complete this reattribution until an unknowable time when the conditions to the split-off would be satisfied was creating confusion in the marketplace over the terms of the pending reattribution, including the amount of cash to be reattributed. In addition, and irrespective of the split-off, the Liberty Media board believes the Interactive Group is best positioned to fulfill the obligations under the Exchangeable Notes given its strong cash flow and solid credit position. Accordingly, the Liberty Media board decided to complete the TWX Reattribution at its February 9, 2011 board meeting.

        In establishing the terms of the TWX Reattribution, the Liberty Media board reviewed, among other things, (i) the principal amount of the TWX Exchangeable Notes, (ii) a range of values for tax liabilities associated with the delivery of the Basket Securities (between $162 million and $168 million), (iii) a range of values in payment for the risk that the Basket Securities are worth less than the face amount of the TWX Exchangeable Notes at the first date on which the TWX Exchangeable Notes can be redeemed, which is March 30, 2013 (between $36 million to $55 million), and (iv) the estimated value of the Basket Securities, using closing market prices on February 8, 2011 ($1.2 billion in the aggregate).

        We accounted for the reattributions prospectively in our unaudited attributed financials. The changes in attribution, which are intended to be value neutral, had no effect on the consolidated assets and liabilities of Liberty Media Corporation.

        See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for our tracking stock groups.

Strategies and Challenges of Business Units

        QVC.    During 2010, QVC continued to see improved economic conditions and operating results. In 2010 QVC continues to adjust its product mix, improve its programming, enhance and optimize its website and invest in multi-media opportunities.

        During 2010, QVC continued to see improved operating results despite continued economic uncertainty.QVC continued to adjust its product mix, improve its programming, enhance and optimize its website and invest in multi-media opportunities. All established markets have grown their ecommerce sales and penetration percentage. The count of new customers increased 8% worldwide and QVC's revenue from new customers increased 11%.

        In 2010, each of QVC's international businesses showed improved operating results in local currency, but QVC-UK and QVC-Germany were negatively impacted by a stronger U.S. dollar, while QVC-Japan was helped by a stronger Japanese yen.

        QVC's goal is to become the preeminent global multimedia shopping community and to deliver a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the Internet and mobile Internet. In 2011, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (1) extend the breadth, relevance and exposure of the QVC brand, (2) source products that represent unique quality and value, (3) create engaging presentation content in televised programming, mobile and online, (4) leverage customer loyalty and continue multi-platform expansion and (5) create a compelling and differentiated customer experience. In addition, QVC expects to leverage its existing systems, infrastructure and skills.

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

        QVC's programming service is already received by substantially all of the multichannel television households in the US, UK and Germany. QVC's future net revenue growth will primarily depend on additions of new customers from households already receiving our television programming, growth in sales to existing customers and international expansion. QVC's future net revenue may also be affected by (1) the willingness of multichannel television distributors to continue carrying QVC's programming service, (2) the ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (3) changes in television viewing habits because of the proliferation of personal video recorders, video-on-demand and Internet video services and (4) general economic conditions.

        Starz, LLC.    Starz's focus in 2011 will be directed to several initiatives. First, Starz will continue to differentiate itself from other pay television programmers by investing in, producing and airing original programming on its Starz Channels. Secondly, Starz will continue to work with its distributors to package its channels in lower tier product offerings to gain wider distribution. Thirdly, Starz will continue to explore and invest in additional distribution channels and products, including on demand, high definition, Internet and mobile Internet products. Finally, Starz has finalized new affiliation agreements with certain distributors whose agreements had expired and will continue to work to finalize new affiliation agreements with other distributors whose agreements have expired or are about to expire.

        Starz faces certain challenges in its attempt to meet these goals, including: (1) cable operators' promotion of bundled service offerings rather than premium video services; (2) the impact on viewer habits of new technologies such as Internet capable televisions and blu-ray players; (3) potential consolidation in the broadband and satellite distribution industries; (4) an increasing number of alternative movie and programming sources and (5) loss of subscribers due to economic conditions.

Results of Operations

        General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Interactive Group", "Starz Group" and "Capital Group" below. As discussed more fully in Management's Discussion and Analysis for the Starz Group the Starz Media Reattribution impacted the year-ended December 31, 2010 presentation for the Starz Group and Capital Group due to the change in attribution of the Starz Media businesses to the Starz Group as of September 30, 2010. The results for Starz Media remain in the Capital Group for the nine months ended September 30, 2010, the period those businesses were attributed to that group, and are included in the Starz Group for the final three months of the year in the results of Starz, LLC (the combined entity).

Consolidated Operating Results

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Revenue
Interactive Group
QVC	$7,807	7,352	7,285
Corporate and other	1,125	953	794

	8,932	8,305	8,079

Starz Group
Starz, LLC	1,329	1,193	1,111
Corporate and other	13	11	13

	1,342	1,204	1,124

Capital Group
Starz Media	317	364	321
Corporate and other	391	285	293

	708	649	614

Consolidated Liberty	$10,982	10,158	9,817

Adjusted OIBDA
Interactive Group
QVC	$1,671	1,556	1,494
Corporate and other	75	98	61

	1,746	1,654	1,555

Starz Group
Starz, LLC	415	384	301
Corporate and other	(14)	(10)	(11)

	401	374	290

Capital Group
Starz Media	(67)	(93)	(189)
Corporate and other	(10)	(82)	(108)

	(77)	(175)	(297)

Consolidated Liberty	$2,070	1,853	1,548

Operating Income (Loss)
Interactive Group
QVC	$1,130	1,014	951
Corporate and other	(22)	27	(45)

	1,108	1,041	906

Starz Group
Starz, LLC	358	330	(975)
Corporate and other	(31)	(58)	(38)

	327	272	(1,013)

Capital Group
Starz Media	(71)	(100)	(395)
Corporate and other	(61)	(163)	(256)

	(132)	(263)	(651)

Consolidated Liberty	$1,303	1,050	(758)

        Revenue.    Our consolidated revenue increased 8.1% in 2010 and 3.5% in 2009, as compared to the corresponding prior year. The increase in 2010 is due to increases for most of our subsidiaries including QVC ($455 million), our e-commerce businesses ($172 million) and TruePosition ($111 million). The increase in 2009 is due to increases for most of our subsidiaries including our e-commerce businesses ($155 million), Starz, LLC ($82 million) and QVC ($67 million). See Management's Discussion and Analysis for the Interactive Group, Starz Group and Capital Group below for a more complete discussion of the respective results of operations.

        In November 2006, TruePosition signed an amendment to its existing services contract with AT&T Corp. that required TruePosition to develop and deliver additional software features. Under generally accepted accounting principles TruePosition was required to defer recognition of revenue under that contract until all contracted items had been delivered. In the second quarter of 2010 TruePosition delivered the final specified upgrade in accordance with the amended AT&T contract. The delivery of this upgrade caused TruePosition to commence recognizing previously deferred revenue and costs into operations for the year ended December 31, 2010 ($117 million and $40 million, respectively). In February of 2011 TruePosition signed an amended contract that materially changed the terms of the existing AT&T contract. Due to the transition provisions of the new revenue recognition rules a contract that is materially modified is subject to the new accounting standard (see discussion in Recent Accounting Pronouncements). Therefore, the Company is currently analyzing the impacts of the material modification and believe that recognition of a significant portion of the deferred revenue and deferred cost associated with that contract may be required in the first quarter of 2011, under the new provisions. As of December 31, 2010, deferred revenue and deferred cost under the AT&T arrangement were $576 million and $168 million, respectively.

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

        Consolidated Adjusted OIBDA increased $217 million or 11.7% and $305 million or 19.7% in 2010 and 2009, respectively, as compared to the corresponding prior year. The 2010 increase is due to improvements at QVC ($115 million), TruePosition ($74 million) and the combined Starz results. The 2009 increase is due primarily to improvements for Starz Media, Starz Entertainment, QVC and our e-commerce companies. See Management's Discussion and Analysis for the Interactive Group, Starz Group and Capital Group below for a more complete discussion of the respective results.

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

        We recorded $150 million, $128 million and $49 million of stock compensation expense for the years ended December 31, 2010, 2009, and 2008, respectively. The 2010 increase in stock compensation is partially due to the increased number of options granted during the year and the related expense for the year associated with such grants. A portion of the options granted had an extended vesting term as a long-term incentive for Liberty officers. Additionally, the 2010 increase was partially due to the settlement of PSARs at Starz Entertainment held by the founder and former CEO. The fluctuations in stock compensation expense in 2009 related to our SARs and Starz Entertainment's PSAR plans and are due to changes in our stock prices and the value of Starz Entertainment and to the vesting of Starz Entertainment PSARs. As of December 31, 2010, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $191 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years.

        Included in earnings from discontinued operations for the year ended December 31, 2009 is $55 million of stock-based compensation related to stock options and restricted stock, the vesting of which was accelerated in connection with the closing of the DTV Business Combination.

        Impairment of long-lived assets.    No significant impairments were recorded in 2010 and 2009.

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

$1,569

        While Starz Entertainment had increasing revenue and Adjusted OIBDA in the years leading up to the 2008 test, it failed the Step 1 Test due to lower future growth expectations and the compression of market multiples. In performing the Step 2 Test, Starz Entertainment allocated a significant portion of its estimated fair value to amortizable intangibles such as affiliation agreements and trade names which have little or no carrying value. The resulting residual goodwill was significantly less than its carrying value. Accordingly, Starz Entertainment recorded an impairment charge. The impairment loss for Starz Media was due primarily to a lowered long-term forecast for its home video distribution reporting unit resulting from the poor economic conditions in 2008.

        Operating income.    We generated consolidated operating income of $1,303 million and $1,050 million in 2010 and 2009, respectively, and a consolidated operating loss of $758 million in 2008. The operating loss in 2008 is largely due to the $1,569 million of impairment charges discussed above.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below: The attribution of these items to our tracking stock groups assumes the Reclassification had occurred as of January 1, 2008.

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Interest expense
Interactive Group	$(582)	(496)	(473)
Starz Group	(2)	(2)	(22)
Capital Group	(63)	(130)	(172)

Consolidated Liberty	$(647)	(628)	(667)

Dividend and interest income
Interactive Group	$4	8	22
Starz Group	2	2	16
Capital Group	86	115	136

Consolidated Liberty	$92	125	174

Share of earnings (losses) of affiliates
Interactive Group	$114	(14)	(1,192)
Starz Group	—	(10)	(7)
Capital Group	(64)	(34)	(64)

Consolidated Liberty	$50	(58)	(1,263)

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(28)	(121)	(240)
Starz Group	(2)	8	272
Capital Group	262	(42)	(292)

Consolidated Liberty	$232	(155)	(260)

Gains (losses) on dispositions, net
Interactive Group	$533	42	2
Starz Group	(2)	27	(3)
Capital Group	38	215	16

Consolidated Liberty	$569	284	15

Other than temporary declines in fair value of investments
Interactive Group	$—	—	(440)
Starz Group	—	—	—
Capital Group	—	(9)	(1)

Consolidated Liberty	$—	(9)	(441)

Other, net
Interactive Group	$(48)	7	177
Starz Group	2	(6)	(12)
Capital Group	5	11	4

Consolidated Liberty	$(41)	12	169

        Interest expense.    Consolidated interest expense increased 3.0% and decreased 5.8% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. The increase in 2010 is due to the addition of longer term debt with higher interest rates replacing shorter term debt primarily at QVC. We note the change in interest expense between the groups was the result of the February Reattribution whereas longer term debt was moved to the Interactive Group from the Capital Group. The decrease in 2009 is due to retirements of Liberty public debt, partially offset by higher interest rates on the QVC debt.

        Dividend and interest income.    Interest income decreased in 2010 and 2009 primarily due to lower invested cash balances and lower interest rates.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Interactive Group
Expedia	$103	72	(726)
Other	11	(86)	(466)
Starz Group
Other	—	(10)	(7)
Capital Group
SIRIUS XM	(41)	(28)	—
Other	(23)	(6)	(64)

	$50	(58)	(1,263)

        When we applied our initial equity method accounting on the SIRIUS XM investment, our basis in the investment was different than the underlying equity in the net assets of SIRIUS XM. As a result, we established an excess basis account and allocated the differences to certain fair value adjustments to the outstanding debt (at the time of our initial investment) and certain intangible assets. Even though SIRIUS XM had net income during the current year the amortization of the excess basis resulted in us recording share of losses. In the third quarter of 2010 these share of losses were accelerated as SIRIUS XM refinanced certain debt which had an associated discount recorded in our excess basis account. As SIRIUS XM repays certain debt issuances where we have established debt discounts, the extinguishment typically results in a loss on the retirement of our excess basis account.

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

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Non-strategic Securities(1)(4)(5)	$669	1,074	(2,882)
Exchangeable senior debentures(2)(4)	(257)	(856)	1,509
Equity collars(4)	(2)	(132)	870
Borrowed shares(4)(5)	(254)	(301)	791
Other derivatives(3)	76	60	(548)

	$232	(155)	(260)

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

(4)
Changes in fair value are due to improvements in the equity and debt markets in 2010 and 2009 and declines in such markets in 2008.

(5)
The unrealized gains (losses) on non-strategic securities for the years ended December 31, 2010, 2009 and 2008 included gains of $254 million and $301 million and losses of $791 million, respectively, related to securities pledged as collateral under the share borrowing arrangements.

        Gains (losses) on dispositions.    In December of 2010 we exchanged our ownership interest in IAC for a subsidiary of IAC that owns Evite and Gifts.com along with $218 million in cash which were attributed to the Interactive Group. This exchange resulted in the recognition of $165 million in gain on disposition. In the first quarter of 2010 Ticketmaster and Live Nation merged whereby our ownership interest decreased from 29% in Ticketmaster to approximately 15% in the new entity Live Nation Entertainment, Inc. The transaction was recorded at fair value and a gain of $178 million was recorded. Additionally, in the first quarter of 2010 QVC disposed of its investment in GSI Commerce for a gain of $105 million. The Capital Group's 2009 gains from dispositions are due primarily to (i) the sale of our interest in WildBlue Communications Corp. to ViaSat, Inc. ($128 million) and our transactions with SIRIUS XM ($85 million).

        See notes 7 and 8 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

        Other than temporary declines in fair value of investments.    During 2009 and 2008, we determined that certain of our cost investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as other than temporary declines in fair value of investments in our consolidated statements of operations. Our 2008 other than temporary declines for the Interactive Group related to our investment in IAC.

        Income taxes.    We had pre-tax income from continuing operations of $1,558 million and $621 million and a tax benefit of $379 million and $16 million in 2010 and 2009, respectively. Our effective tax rate was 24.5% in 2008. The 2010 tax benefit was primarily due to three significant changes in deferred taxes as follows:

  •
  In October 2010, we recognized a net federal tax benefit of $211 million as we reached an agreement with the IRS with respect to certain disputed items reported on our 2009 income tax return. In 2009, we settled various variable share forward sale contracts relating to Sprint and CenturyLink shares using borrowed shares. We received $177 million when we entered into those contracts in 2001 and $1,180 million in connection with the settlement of such contracts in 2009. We treated the settlement as an open transaction and deferred approximately $1,203 million in gain for tax purposes. For financial statement purposes, we recorded approximately $421 million in current deferred federal income tax expense as a result of the settlement. In connection with its review of our 2009 tax return the IRS questioned whether the gain realized on the settlement of the forward sale contracts should be deferred. In October 2010 we and the IRS reached an agreement with respect to this issue. Pursuant to that agreement we made federal income tax payments totaling approximately $210 million. For financial statement purposes, we recorded a current tax expense of approximately $210 million and we recorded a deferred federal income tax benefit of approximately $421 million during the fourth quarter of 2010. We have settled other derivative positions in the same manner and we may be required to make tax payments associated with these transactions if we are required to unwind share borrowing arrangements or if it were determined that the delivery of borrowed shares to settle derivative instruments was not effective to defer the recognition of taxable gain for federal income tax purposes. We have recorded current deferred tax liabilities associated with these borrowed share settlements of approximately $760 million as of December 31, 2010.

  •
  During the fourth quarter of 2010 we recognized a deferred tax benefit of $462 million from the sale of certain consolidated subsidiaries. In 2005 we acquired all the equity in two corporations in tax-free reorganizations. For tax purposes, our outside tax basis in the shares of the corporations was approximately $1,323 million. Under relevant accounting literature we were required to recognize as a deferred tax asset only the tax basis of the assets held by the two corporations ("inside" tax basis) which could be realized. As of December 2010 this inside tax basis was significantly less than the tax basis in the stock of the subsidiaries. In December 2010 we sold all the stock of the two corporations and realized a capital loss of approximately $1,317 million which is being carried forward. For financial statement purposes this resulted in the recognition of a federal income tax benefit of approximately $462 million based on the difference between the outside tax basis realized and the inside tax basis.

  •
  In the fourth quarter of 2010 we exchanged our ownership interest in IAC for a subsidiary of IAC that owns Evite, Gifts.com and $218 million in cash. This exchange qualified as an IRC Section 355 transaction and therefore did not trigger federal or state income tax obligations. In addition upon consummation of this exchange federal deferred taxes previously recorded for the difference between our book and tax bases in our IAC investments of $112 million were reversed with the offset to federal income tax benefit.

        The 2010 matters are currently being reviewed by the IRS under the CAP (Compliance Assurance Process) program. We believe the positions that we have taken, with respect to these matters, are appropriate but there can be no assurance that we would prevail if the IRS were to dispute our treatment of these matters.

        In 2009, due to the completion of audits with taxing authorities, we recognized previously unrecognized tax benefits of $201 million.

        Our 2008 effective tax rate was lower than the U.S. federal income tax rate of 35% due primarily to the impairment of goodwill which is not deductible for income tax purposes.

        Net earnings.    Our net earnings were $1,937 million, $6,501 million and $3,523 million for the years ended December 31, 2010, 2009 and 2008, respectively, and were the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings from discontinued operations of $5,864 million and $5,812 million for the years ended December 31, 2009 and 2008, respectively. Our 2009 earnings from discontinued operations include a $5,927 million gain that we recognized in connection with the LEI Split-Off and DTV Business Combination. Earnings from discontinued operations in 2008 includes a $3,665 million gain and a $1,791 million tax benefit related to our exchange of our News Corporation investment for certain assets and businesses of News Corporation.

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

        As of December 31, 2010, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.

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

        Consolidated Liberty.    As of December 31, 2010 Liberty had a cash balance of $3,179 million along with additional sources of liquidity of $509 million in short term marketable securities and $2,212 million of unpledged non-strategic available-for-sale securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, more than $1 billion in operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future years.

        The projected uses of Liberty cash are the costs to service outstanding debt, continued capital improvement spending and the potential buyback of common stock under the approved share buyback programs. Additionally, we may make investments in existing or new businesses, however, we do not have any investment commitments at this time. We expect that we will be able to use a combination of cash on hand, cash from operations and other liquid sources to fund future cash needs of Liberty.

        Interactive Group.    During the year ended December 31, 2010, the Interactive Group's primary uses of cash were $5,107 million of debt repayments, including the repayment of $316 million in intergroup notes and $258 million of capital expenditures. These uses of cash were funded primarily with $1,905 million of borrowings under the new QVC bank facility, $1,000 million from the issuance of

QVC bonds, $1,256 million of cash provided by operating activities (including a $501 million noninterest bearing cash deposit returned from GE Money Bank (discussed below) and net of $162 million of intercompany tax payments to the Capital Group), $807 million of cash reattributed from the Capital Group and $459 million of cash proceeds from the disposition of certain investments. Additionally, the exchange of our ownership interest in IAC for a subsidiary of IAC added $218 million of cash to the Interactive Group. As of December 31, 2010, the Interactive Group had a cash balance of $1,089 million.

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

        Additionally, during the third quarter of 2010 QVC entered into a new credit agreement which provides for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. Proceeds drawn under the new facility were used to repay outstanding indebtedness under the previous bank facilities which are no longer outstanding.

        The projected uses of Interactive Group cash for 2011 include approximately $380 million for interest payments on QVC and parent debt attributed to the Interactive Group, capital expenditures of approximately $330 million and additional tax payments. In addition, we may make repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group. We do not have any commitments to make new investments at this time.

        We expect that the Interactive Group will fund its 2011 cash needs with cash reattributed in the TWX Reattribution, cash on hand and cash provided by operating activities. In addition, at December 31, 2010, unused capacity under the QVC Bank Credit Facility aggregated $1,215 million.

        QVC was in compliance with its debt covenants as of December 31, 2010 and based on current projections we do not see any compliance issues in the foreseeable future.

        Starz Group.    During the year ended December 31, 2010, the Starz Group's primary uses of cash were investments in marketable securities of $243 million, the payment of $196 million associated with stock-based compensation, including $150 million to settle PSARs held by the founder and former CEO of Starz Entertainment, and the repurchases of Liberty Starz common stock for $40 million. The uses of cash were funded by a repayment of the outstanding intergroup loan of $158 million by the Interactive Group and cash from operations. As of December 31, 2010, the Starz Group had a cash balance of $878 million.

        The projected uses of Starz Group cash in 2011 include additional investments in original programming and tax payments to the Capital Group. In addition, we may make additional repurchases of Liberty Starz common stock and additional investments in existing or new businesses and attribute such investments to the Starz Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand, cash from operations and short term marketable securities to fund Starz Group cash needs in 2011.

        Capital Group.    During the year ended December 31, 2010, the Capital Group's primary uses of cash were the repayment of $1,015 million in outstanding debt primarily the derivative loans, $843 million of cash reattributed to the Interactive and Starz Groups, $714 million in Liberty Capital tracking stock repurchases, $704 million of additional investments in cost investments, equity method affiliates and short-term marketable securities and income tax payments of $461 million. In October 2010, we reached a settlement with the IRS with respect to certain disputed items reported on our 2009 income tax return. In 2009, we settled various variable share forward sale contracts relating to Sprint and Century Link shares using borrowed shares. We received $177 million when we entered into those contracts in 2001 and $1,180 million in connection with the settlement of such contracts in 2009. We treated the settlement as an open transaction and deferred approximately $1,203 million in gain for tax purposes. For financial statement purposes, we recorded approximately $421 million in current deferred federal income taxes as a result of the settlement. In connection with its review of our 2009 tax return the IRS questioned whether the gain realized on the settlement of the forward sale contracts should be deferred. In October 2010 we and the IRS reached an agreement with respect to this issue. Pursuant to that agreement we made federal income tax payments totaling approximately $210 million. We have settled other derivative positions in the same manner and we may be required to make tax payments associated with these transactions if we are required to unwind share borrowing arrangements or if it were determined that the delivery of borrowed shares to settle derivative instruments was not effective to defer the recognition of taxable gain for federal income tax purposes. We have recorded current deferred tax liabilities associated with these borrowed share settlements of approximately $760 million as of December 31, 2010.

        The uses of cash, described above, were funded by cash on hand, cash proceeds of $751 million from the settlement of derivatives and the repayment of the outstanding intergroup loan of $158 million by the Interactive Group.

        The projected uses of Capital Group cash for 2011 include the reattribution of approximately $264 million to the Interactive Group as a result of the TWX Reattribution, interest payments of approximately $40 million, repurchases of Liberty Capital common stock under the approved share repurchase program and federal and state tax payments. In addition we may make investments in existing or new businesses and attribute such investments to the Capital Group. We do not have any commitments to make new investments at this time, except for the commitment to purchase an additional 5.5 million shares of Live Nation for approximately $57.7 million.

        We expect that the Capital Group's cash needs will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At December 31, 2010, the Capital Group's sources of liquidity include $1,212 million in cash along with $334 million in short term marketable securities and $2,212 million of unpledged non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

        See note 19 to the accompanying consolidated financial statements for further discussion of our commitments and contingencies.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

  Starz Group

        The following contingencies and obligations have been attributed to the Starz Group:

        Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz at December 31, 2010 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2010 is payable as follows: $50 million in 2011 and $3 million in 2012.

        Starz has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at December 31, 2010. In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") (i) a total of $190 million in four equal annual installments beginning in 2011 for a contract extension through 2014, and (ii) total of $120 million in three equal annual installments beginning in 2015 for a new output agreement. Starz's estimate of amounts payable under these agreements is as follows: $493 million in 2011; $118 million in 2012; $81 million in 2013; $67 million in 2014; $55 million in 2015 and $90 million thereafter.

        In addition, Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz for exhibition 9 - 12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        Liberty guarantees Starz's film licensing obligations under certain of its studio output agreements. At December 31, 2010, Liberty's guarantees for studio output obligations for films released by such date aggregated $653 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of ours, we have not recorded a separate indirect liability for our guarantees of these obligations.

  Capital Group

        The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2010 aggregated $200 million, which is payable as follows: $83 million in 2011, $71 million in 2012, $20 million in 2013, $13 million in 2014 and $13 million in 2015. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below. This table has been prepared as of December 31, 2010, and does not reflect any impacts of the TWX Reattribution.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Attributed Starz Group contractual obligations
Long-term debt(1)	$105	37	36	10	22
Interest payments(2)	15	4	5	3	3
Programming Fees(3)	904	493	199	122	90
Operating lease obligations	31	6	11	9	5
Purchase orders and other obligations	131	50	31	20	30

Total Starz Group	1,186	590	282	164	150

Attributed Capital Group contractual obligations
Long-term debt(1)	1,888	—	750	—	1,138
Interest payments(2)	439	40	72	72	255
Long-term financial instruments	8	—	8	—	—
Operating lease obligations	47	6	12	10	19
Purchase orders and other obligations	217	93	96	28	—

Total Capital Group	2,599	139	938	110	1,412

Attributed Interactive Group contractual obligations
Long-term debt(1)	5,939	45	348	802	4,744
Interest payments(2)	4,133	380	700	603	2,450
Long-term financial instruments	86	—	86	—	—
Operating lease obligations	281	32	56	38	155
Purchase orders and other obligations	1,337	1,289	34	14	—

Total Interactive Group	11,776	1,746	1,224	1,457	7,349

Consolidated contractual obligations
Long-term debt(1)	7,932	82	1,134	812	5,904
Interest payments(2)	4,587	424	777	678	2,708
Programming Fees(3)	904	493	199	122	90
Long-term financial instruments	94	—	94	—	—
Operating lease obligations	359	44	79	57	179
Purchase orders and other obligations	1,685	1,432	161	62	30

Total consolidated	$15,561	2,475	2,444	1,731	8,911

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

(2)
Amounts (i) are based on our outstanding debt at December 31, 2010, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2010 rates and (iii) assume that our existing debt is repaid at maturity.

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

        We do not believe the impact of these changes will be material upon the initial adoption of the provisions as we have decided to adopt the new revenue recognition rules on a prospective basis. We note that in February of 2011 our subsidiary, TruePosition, Inc., signed an amended contract that materially changed the terms of the existing AT&T contract. Due to the transition provisions of the new revenue recognition rules a contract that is materially modified is subject to the new accounting standards. Therefore, we are currently analyzing the impacts of the material modification and believe that we may be required to recognize a significant portion of deferred revenue and deferred cost associated with that contract in the first quarter of 2011, under the new provisions. As of December 31, 2010, deferred revenue and deferred cost under the AT&T arrangement were $576 million and $168 million, respectively.

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

  Fair Value Measurements

        Financial Instruments.    We record a number of assets and liabilities in our consolidated balance sheet at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value substantially all our AFS securities. As of December 31, 2010, the carrying value of our AFS securities was $4,541 million. As of December 31, 2010, the carrying value of our financial instrument liabilities was $1,358 million. We used quoted market prices in active markets to determine the fair value of $1,219 million of these financial instruments therefore, they fall in Level 1.

        Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2010, the principal amount and carrying value of our exchangeable debentures were $3,098 million and $2,506 million, respectively.

        Level 3 inputs are unobservable inputs for an asset or liability. We currently have no Level 3 financial instrument assets or liabilities.

        Non-Financial Instruments.    Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. In addition, when the equity market capitalization of one of our tracking stock groups is lower than our estimate of the aggregate fair value of the reporting units attributable to such tracking stock group, we reconcile such difference to further support the carrying value of our long-lived assets. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

        As of December 31, 2010, the intangible assets not subject to amortization for each of our significant reporting units was as follows:

	Goodwill	Trademarks	Other	Total
	amounts in millions
QVC	$5,363	2,428	—	7,791
Starz, LLC	132	—	—	132
Other	820	85	153	1,058

Consolidated	$6,315	2,513	153	8,981

        We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31, except for ANLBC which is evaluated as of October 31. With respect to QVC, we performed the Step 1 Test using a discounted cash flow analysis prepared as of December 31, 2010. The cash flow projections (the "2010 Cash Flow Projections") used in our analysis were prepared by QVC management and represent management's estimate of the future cash flows to be generated by QVC's operations during 2011 through 2015 (Years 1-5). For the 5 years ended December 31, 2010, QVC's revenue grew at a compound annual growth rate of approximately 3.7%, including growth of 6.2% in 2010. Similarly, QVC's Adjusted OIBDA grew at a compound annual growth rate of approximately 3.4% for the 5 years ended December 31, 2010, including decreases of .2% in 2007 and 9.2% in 2008. Given the continued improving trends in the economy during 2010, as well as QVC's expansion of its international operations into new markets, the 2010 Cash Flow Projections include growth rates which are higher than QVC's recent historical growth rates and slightly higher than the growth rates used in the 2009 cash flow projections. The growth rates used in the 2010 Cash Flow Projections are considered by management to be appropriate and reflect the current state of the domestic and world wide economies. The 2010 Cash Flow Projections include many assumptions, including the continuation of an economic recovery and the impact of any such recovery on QVC's operations. In this regard, the 2010 Cash Flow Projections are based on the economy continuing to stabilize in 2011 and return to historical levels in future years.

        The projected cash flows for QVC's U.S. business were discounted using a discount rate of 13.3%. Such rate was derived using a weighted average cost of capital approach and compares to a 13.4% rate that was used in 2009. Such decrease is primarily driven by a lower risk-free rate. The discount rates for QVC's international businesses were adjusted to reflect the appropriate risk of operating in international regions and were each slightly higher than the discount rates used in 2009 due to the country specific risks. Terminal growth rates after Year 5 consider the above noted factors for the initial five years forecasted cash flows and forecasted CPI increases.

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

        The foregoing impairment test requires a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Therefore, any value ultimately derived from QVC may differ from our estimate of fair value. Further if the retail environment continues to experience recessionary pressures for an extended period of time, our cash flow projections will need to be revised downward and we could have impairment charges in the future. In this regard, we estimate that if we were to use a compound annual growth rate for QVC's revenue that was as much as 45% lower than the rate currently used in the 2010 Cash Flow Projections and that QVC achieved the margins assumed in the 2010 Cash Flow Projections, we would still not fail the Step 1 Test and would not be required to perform the Step 2 Test to measure any impairment of QVC's goodwill.

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

        Retail Related Adjustments and Allowances.    QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2010, 2009 and 2008, sales returns represented 18.9%, 18.7% and 19.8% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2010, QVC's inventory is $939 million, which is net of the obsolescence adjustment of $103 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations. At December 31, 2010, QVC's trade accounts receivable are $856 million, net of the allowance for doubtful accounts of $66 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Interactive Group

        At December 31, 2010, the Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and Celebrate, our interests in Expedia, HSN, Interval and Tree.com and $3,075 million principal amount (as of December 31, 2010) of our publicly-traded debt.

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

Results of Operations

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Revenue
QVC	$7,807	7,352	7,285
e-commerce businesses	1,125	953	794
Corporate and other	—	—	—

	$8,932	8,305	8,079

Adjusted OIBDA
QVC	$1,671	1,556	1,494
e-commerce businesses	103	112	79
Corporate and other	(28)	(14)	(18)

	$1,746	1,654	1,555

Operating Income (Loss)
QVC	$1,130	1,014	951
e-commerce businesses	40	54	(24)
Corporate and other	(62)	(27)	(21)

	$1,108	1,041	906

Operating Results by Business

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is distributed via its nationally televised shopping network 24 hours a day, 364 days a year ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany"), Japan ("QVC-Japan") and Italy ("QVC-Italy"). QVC-UK distributes its program 24 hours a day with 17 hours of live programming and QVC-Germany and QVC-Japan each distribute live programming 24 hours a day. QVC- Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional 7 hours a day of recorded programming on satellite television.

        QVC's operating results are as follows:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Net revenue	$7,807	7,352	7,285
Cost of sales	(5,006)	(4,748)	(4,713)

Gross profit	2,801	2,604	2,572
Operating expenses	(715)	(684)	(703)
SG&A expenses (excluding stock-based compensation)	(415)	(364)	(375)

Adjusted OIBDA	1,671	1,556	1,494
Stock-based compensation	(18)	(16)	(15)
Depreciation and amortization	(523)	(526)	(528)

Operating income	$1,130	1,014	951

        Net revenue is generated in the following geographical areas:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
QVC-US	$5,235	4,965	4,893
QVC-UK	599	578	660
QVC-Germany	956	942	954
QVC-Japan	1,015	867	778
QVC-Italy	2	—

	$7,807	7,352	7,285

        QVC's consolidated net revenue increased 6.2% and 0.9% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. The 2010 increase in net revenue is comprised of $358 million due to a 4.4% increase in units shipped from 157.8 million to 164.8 million, $193 million increase due to an increase of 2.3% in average selling price per unit ("ASP"), $34 million increase due to an increase in shipping and handling revenue and a $4 million increase due to net favorable foreign currency rates. These increases were partially offset by $134 million increase in estimated product returns. Returns as a percent of gross product revenue increased slightly to 18.9% from 18.7% due primarily to higher return rates experienced in the accessories, jewelry and electronics product categories.

        The 2009 increase is comprised of $120 million due to a 2.1% increase in the ASP, $86 million due to lower estimated product returns and $46 million primarily due to an increase in shipping and handling revenue. These increases were partially offset by a $129 million decrease due to a 2.1% decrease in the number of units sold from 161.1 million to 157.8 million and $56 million due to unfavorable foreign currency rates. Returns as a percent of gross product revenue decreased from 19.8% to 18.7% and reflect a shift in the mix from jewelry and apparel to home and accessories products which typically have lower return rates.

        During the years ended December 31, 2010 and 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Year ended December 31, 2010		Year ended December 31, 2009
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	5.4%	5.4%	1.5%	1.5%
QVC-UK	3.6%	5.3%	(12.4)%	2.2%
QVC-Germany	1.5%	6.7%	(1.3)%	3.1%
QVC-Japan	17.1%	9.7%	11.4%	1.4%

        QVC's net revenue increased in local currency in each geographical area each quarter in the year ended December 31, 2010 as compared to the prior year period. QVC-US growth in net revenue of 5.4% is due primarily to a 4.5% increase in ASP and a 1.7% increase in units sold, as well as higher shipping and handling revenue, partially offset by an increase in return rates. QVC-US shipped sales increased due to growth in sales of electronics, beauty and accessories products. QVC-UK's growth is the result of increased sales in the beauty and apparel product categories. Growth in QVC-Germany is due primarily to increased sales of home and accessories products while QVC-Japan experienced growth in apparel and beauty. Jewelry sales declined in each previously mentioned QVC market. Italy sales consisted of primarily home and beauty products.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK and Germany. In addition, in Japan, analog customers are expected to be converted to a digital environment in July 2011. However, to comply with local regulations, cable operators are required to carry an analog signal by converting the digital signal at their head-end to continue analog viewership until 2015 for those who could not receive a digital signal. It is likely that such analog switch-off will have some negative impact on the overall number of subscribers viewing the program. QVC is currently evaluating the possible impact on QVC-Japan's results as well as opportunities to acquire subscribers via other distribution channels that will aid in mitigating the impact of the conversion. QVC's future sales growth will primarily depend on expansions into new countries, such as Italy, sales growth from our e-commerce platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which has become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage was 35.9%, 35.4% and 35.3% for the three years ended December 31, 2010, 2009 and 2008, respectively. The increase in the gross profit percentage in 2010 is due primarily to lower obsolescence expense as QVC continued to maintain tight inventory control.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased $31 million or 4.5% and decreased $19 million or 2.7% for the years ended December 31, 2010 and 2009, respectively. The increase in 2010 is due primarily to an $11 million increase related to operating expenses for QVC-Italy due to the October 2010 launch. Other increases include an increase in commissions expense due to sales growth, an increase in production personnel expenses and an increase in credit card fees due to sales growth as well as an increase in rates. Despite the Italy expense, as a percent of net revenue, operating expenses declined from 9.3% to 9.2% for the year ended December 31, 2010 compared to the prior year. The 2010 decrease in operating expenses as a percent of net revenue is due primarily to lower customer service expenses due to an improvement in staff efficiencies as well as an increase in online ordering. In addition, telecommunications expense decreased due to more favorable contract rates. The decrease in 2009 operating expense is due primarily to lower customer service expenses due to staff efficiencies.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased 14.0% and decreased 2.9% for years ended December 31, 2010 and 2009, respectively.

        Included in QVC's SG&A results are $18 million and $2 million of costs for years ended December 31, 2010 and 2009, respectively, related to the launch of the QVC-Italy service. QVC-Italy incurred an adjusted OIBDA loss in 2010 and 2009 of $32 million and $5 million, respectively.

        Net credit card operations income increased $3 million for the year ended December 31, 2010. Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Money Bank, who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The new agreement, which will expire in August 2015, is substantially different than the expired agreement. QVC's operating income (and adjusted OIBDA) will be negatively impacted due to the terms of the new agreement. However, QVC has used the $501 million of cash proceeds from the recovery of its noninterest bearing cash deposit maintained at GE Money Bank in connection with the prior arrangement to retire a portion of its outstanding bank facility in order to reduce debt service cost. QVC's net credit card income would have been $14 million more favorable in 2010 based on the terms of the expired contract compared to the new contract.

        Excluding the impact of Italy and net credit card operations, QVC's SG&A expense increased $38 million or 8.4% for the year ended December 31, 2010. The increase is due primarily to an $8 million increase in online marketing and public relations events, a $7 million increase in personnel expenses primarily related to increased management bonus compensation, $7 million increase in software expense, $6 million increase in outside services, $5 million increase in bad debt expense and a $4 million increase in franchise and sales tax due primarily to favorable audit settlements recorded in the prior year.

        SG&A expenses decreased in 2009 as higher bad debt expense of $15 million was more than offset by lower personnel and marketing expenses and higher credit card income.

        e-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $172 million or 18.0% and $159 million or 20.0% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year periods. Overall product revenue growth was partially offset by lower commission revenue earned when customers sign-up for third-party on-line discount services. In the first quarter of 2010, a decision was made to change the way these promotions are offered which we believe caused revenue from this program to be lower for 2010 by $25 million. Revenue earned from the commissions yielded significantly higher margins than product sales, and therefore, the reduction in this revenue more negatively impacted Adjusted OIBDA on a percentage basis. Additionally, during the period increased marketing spend helped grow revenue and new customer names but impacted the margin percentage negatively. These negative impacts offset the growth in product related Adjusted OIBDA that was achieved by our other e-commerce businesses. Adjusted OIBDA for the e-commerce businesses decreased 8.0% for the year ended December 31, 2010 and represented 9.2% of revenue in 2010, as compared to 11.8% in 2009.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz, LLC and approximately $878 million (as of December 31, 2010) of cash, including subsidiary cash.

        The following discussion and analysis provides information concerning the attributed results of operations of the Starz Group and is presented as though the Reclassification had been completed on January 1, 2008. This discussion should be read in conjunction with (1) our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibited 99.1 to this Annual Report on Form 10-K.

Results of Operations

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Revenue
Starz, LLC	$1,329	1,193	1,111
Corporate and other	13	11	13

	$1,342	1,204	1,124

Adjusted OIBDA
Starz, LLC	$415	384	301
Corporate and other	(14)	(10)	(11)

	$401	374	290

Operating Income (Loss)
Starz, LLC	$358	330	(975)
Corporate and other	(31)	(58)	(38)

	$327	272	(1,013)

        Starz, LLC.    Starz, LLC ("Starz") provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in the United States and throughout the world. Additionally, as of September 30, 2010, Starz includes the remaining operations of Starz Media. Starz is managed based on the following lines of business: Starz Channels (legacy Starz Entertainment business, excluding ancillary revenue and expenses related to original programming) and Home Video, Animation, Television, Digital Media and Theatrical (legacy Starz Media businesses). We believe, with the decisions that have been made surrounding the legacy Starz Media businesses, the prospective results of Starz will be largely driven by the results of Starz Channels.

        The following discussion regarding the results of Starz include the twelve months of activity for legacy Starz Entertainment and 3 months of activity for the legacy Starz Media businesses. A large portion of Starz's revenue is derived from the delivery of movies and original programming by Starz Channels. Some of Starz's affiliation agreements provide for payments to Starz based on the number of subscribers that receive the channel services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2011 through 2018. During the year ended December 31, 2010, approximately 56% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of the Starz Channel revenue for such period.

        Starz's operating results are as follows:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Revenue	$1,329	1,193	1,111
Operating expenses	(762)	(677)	(675)
SG&A expenses	(152)	(132)	(135)
Adjusted OIBDA	415	384	301
Stock-based compensation	(41)	(38)	(19)
Depreciation and amortization	(16)	(16)	(18)
Impairment of long-lived assets	—	—	(1,239)

Operating income (loss)	$358	330	(975)

        As discussed above, the year ended December 31, 2010 results for Starz include twelve months of legacy Starz Entertainment business operations and three months of Starz Media operations due to the Starz Media Reattribution being treated prospectively for tracking stock purposes. The historical results for Starz as of December 31, 2009 and 2008 are the historical results of Starz Entertainment. The Starz Media historical operations and results for the nine months ended September 30, 2010 are described in the Liberty Capital tracking stock group results starting at page II-34. For the year ended December 31, 2010 the breakdown of Revenue, Adjusted OIBDA and Operating Income of Starz, LLC between the legacy Starz Entertainment business and the legacy Starz Media business is as follows:

	Starz Entertainment	Starz Media	Intercompany Elimination	Starz, LLC
Revenue	$1,247	$96	$(14)	$1,329
Adjusted OIBDA	$407	$14	$(6)	$415
Operating Income	$352	$12	$(6)	$358

        Starz's revenue increased 11.4% and 7.4% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. The 2010 revenue increase is largely because of the addition of the Starz Media businesses in the fourth quarter. Excluding the Starz Media revenue Starz's revenue increased 4.5% from the same prior year period due to increases in the average number of subscriptions for the Starz Channels' networks as well as rate increases and ancillary revenues. The 2010 increase in revenue is comprised of $19 million due to growth in the weighted average number of subscriptions, $16 million due to a higher effective rate for Starz Channels' services and $18 million due primarily to an increase in ancillary revenue from home video and international television revenue associated with original programs (primarily Spartacus: Blood and Sand). The 2009 increase in revenue is comprised of $30 million due to growth in the weighted average number of subscriptions, $31 million due to a higher effective rate for Starz Channels' services and $21 million due to new products and services.

        Starz, Encore and the Encore thematic multiplex channels ("EMP") are the primary drivers of Starz's revenue. Starz average subscriptions were relatively flat in 2010 and increased 2.8% in 2009; and EMP average subscriptions increased 1.2% in 2010 and were essentially flat in 2009. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate affiliation agreements. In this regard, as of December 31, 2010 subscriptions under fixed-rate agreements were 26.8 million while subscriptions under consignment agreements were 24.2 million. As of December 31, 2009, subscriptions under fixed-rate affiliation agreements were 25.4 million while subscriptions under consignment agreements were 22.1 million.

        Starz's operating expenses increased 12.5% in 2010 and were relatively flat in 2009. The increase in 2010 is primarily due to the Starz Media Reattribution which added $54 million in operating expense in the fourth quarter of 2010. Excluding the impacts of Starz Media operating expenses increased 4.6%. Programming expenses are Starz's primary operating expense and comprised approximately 97%, 98% and 98% of total operating expense for 2010, 2009 and 2008, respectively. In 2010 we note that programming expense as a percentage of operating expense decreased but overall programming increased due primarily to increased original programming aired in the period. We expect that programming costs and home video costs for original programming will continue to increase in the future as Starz continues to invest in original programming.

        Starz's SG&A expenses increased by $20 million in 2010 and decreased slightly in 2009. The 2010 increase was entirely due to the Starz Media Reattribution. The 2009 decrease is due to lower advertising expenses.

        In accordance with the appraisal proceeding, Starz settled the outstanding balance of an equity appreciation right held by the founder and former CEO in December of 2010 for approximately $150 million in cash and recorded an additional $33 million in stock based compensation expense as a result during the fourth quarter of 2010.

        In connection with our 2008 annual evaluation of the recoverability of our goodwill, we estimated the fair value of our reporting units using a combination of discounted cash flows and market comparisons and determined that the carrying value of the goodwill for Starz exceeded its fair value. As a result, we recorded an impairment charge of $1,239 million. See our discussion of our consolidated results of operations above for a more complete description of these impairment charges.

Capital Group

        The Capital Group is comprised of our subsidiaries and assets not attributed to the Interactive Group or the Starz Group, including our subsidiaries Starz Media through September 30, 2010 (results of Starz Media will be included in the Starz Group prospectively), ANLBC and TruePosition, as well as investments in SIRIUS XM, Time Warner Inc., Sprint Nextel Corporation and other public and private companies. In addition, we have attributed $1,888 million principal amount (as of December 31, 2010) of our exchangeable senior debentures and other parent debt to the Capital Group.

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

Results of Operations

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Revenue
Starz Media	$317	364	321
Corporate and other	391	285	293

	$708	649	614

Adjusted OIBDA
Starz Media	$(67)	(93)	(189)
Corporate and other	(10)	(82)	(108)

	$(77)	(175)	(297)

Operating Loss
Starz Media	$(71)	(100)	(395)
Corporate and other	(61)	(163)	(256)

	$(132)	(263)	(651)

        Revenue.    The Capital Group's combined revenue increased 9.1% and 5.7% for the years ended December 31, 2010 and 2009, respectively, as compared to the corresponding prior year. The revenue increase for 2010 was primarily driven by TruePosition's delivery of the final specified upgrade under their AT&T contract. The delivery of this upgrade resulted in TruePosition recognizing previously deferred revenue ($117 million) under that contract in 2010. In February of 2011 TruePosition signed an amended contract that materially changed the terms of the existing AT&T contract. Due to the transition provisions of the new revenue recognition rules a contract that is materially modified is subject to the new accounting standard. Therefore, the Company is currently analyzing the impacts of the material modification and believe that recognition of a significant portion of the deferred revenue and deferred cost associated with that contract may be required in the first quarter of 2011, under the new provisions. As of December 31, 2010, deferred revenue and deferred cost under the AT&T arrangement were $576 million and $168 million, respectively. This revenue growth was offset by Starz Media being reattributed to the Starz Group as of September 30, 2010. Accordingly Starz Media's results were only reflected for nine months in 2010 versus twelve months in 2009. The 2009 increase in Starz Media's revenue is attributable to a $50 million aggregate increase in theatrical, home video and television revenue from movies released by Overture Films, including $17 million of intercompany revenue from Starz Entertainment related to the airing of Overture Films' movies on Starz Channels' networks. Such intercompany revenue is eliminated in corporate and other. The increases for Overture Films were partially offset by lower theatrical, home video and for-hire animation revenue at Starz Media's other divisions. Included in Capital Group's corporate and other revenue are payments from CNBC related to a revenue sharing agreement between our company and CNBC. The agreement has no termination date, and payments aggregated $24 million for all years presented.

        Adjusted OIBDA.    The Capital Group's Adjusted OIBDA loss decreased $98 million and $122 million in 2010 and 2009, respectively, as compared to the corresponding prior year. The primary reason for the decreased Adjusted OIBDA losses for 2010 is the recognition of revenue and costs at TruePosition as described above. Adjusted OIBDA losses for TruePosition decreased by $74 million in 2010 as compared to 2009. The number of movies released and the timing of revenue and expenses related to such movies released by Overture Films primarily drove the lower Adjusted OIBDA loss in 2010 and 2009. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In July 2010, a decision was made to shutdown Overture Films' theatrical and distribution operations. At September 30, 2010, the remaining film library for Overture Films were attributed to the Starz Group in the Starz Media Reattribution. Therefore, the associated revenue and amortization of film costs are reflected in the Starz, LLC operations for the fourth quarter.

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

        Operating loss.    The Capital Group's operating losses decreased in 2010 and in 2009. Such changes are due to the Adjusted OIBDA losses and impairment charges discussed above.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2010, our debt is comprised of the following amounts.

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$813	2.5%	$5,125	6.0%
Capital Group	$750	0.5%	$1,138	3.1%
Starz Group	$60	2.4%	$45	5.5%

        In addition, QVC has entered into (i) interest rate swaps with an aggregate notional amount of $2.2 billion pursuant to which it pays a fixed rate of 5.0-5.3% and receives variable payments at 3-month LIBOR.

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

        At December 31, 2010, the fair value of our AFS securities attributed to the Capital Group was $3,701 million. Had the market price of such securities been 10% lower at December 31, 2010, the aggregate value of such securities would have been $370 million lower. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

        Due to the importance of these derivative instruments to our risk management strategy, we actively monitored the creditworthiness of each of these counterparties.

        At December 31, 2010, we have no derivative assets. Therefore, we have no counterparty credit risk as of December 31, 2010.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-41. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        See page II-39 for Management's Report on Internal Control Over Financial Reporting.

        See page II-40 for Report of Independent Registered Public Accounting Firm for our accountant's attestation regarding our internal control over financial reporting.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

        The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2010, Liberty Media Corporation's internal control over financial reporting is effectively designed and operating effectively.

        Liberty Media Corporation's independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-40 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited Liberty Media Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Liberty Media Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive earnings, cash flows, and equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Denver, Colorado
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive earnings, cash flows, and equity for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 3 to the consolidated financial statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
February 28, 2011

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,179	4,835
Trade and other receivables, net	1,142	1,518
Inventory, net	1,069	985
Program rights	411	469
Financial instruments (note 9)	—	752
Short term marketable securities	509	35
Other current assets	245	133

Total current assets	6,555	8,727

Investments in available-for-sale securities and other cost investments, including $1,219 million and $851 million pledged as collateral for share borrowing arrangements (note 7)	4,551	4,120
Investments in affiliates, accounted for using the equity method (note 8)	1,040	1,030
Property and equipment, at cost	2,297	2,163
Accumulated depreciation	(1,012)	(858)

	1,285	1,305

Intangible assets not subject to amortization (note 10):
Goodwill	6,315	6,225
Trademarks	2,513	2,508
Other	153	153

	8,981	8,886

Intangible assets subject to amortization, net (note 10)	2,759	3,027
Other assets, at cost, net of accumulated amortization	1,429	1,536

Total assets	$26,600	28,631

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2010 and 2009

	2010	2009
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$651	598
Accrued liabilities	995	1,037
Financial instruments (note 9)	1,264	1,002
Current portion of debt (note 11)	530	1,932
Deferred tax liabilities (note 12)	864	1,247
Deferred revenue	347	137
Other current liabilities	88	223

Total current liabilities	4,739	6,176

Long-term debt, including $2,506 million and $2,254 million measured at fair value (note 11)	6,788	7,842
Long-term financial instruments (note 9)	94	132
Deferred tax liabilities (note 12)	2,211	2,675
Deferred revenue	860	1,040
Other liabilities	466	528

Total liabilities	15,158	18,393

Equity
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 75,139,893 shares at December 31, 2010 and 89,814,862 shares at December 31, 2009	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,363,948 shares at December 31, 2010 and 7,405,151 shares at December 31, 2009	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 49,130,652 shares at December 31, 2010 and 49,673,954 shares at December 31, 2009	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,917,815 shares at December 31, 2010 and 2,365,545 shares at December 31, 2009	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 570,731,067 shares at December 31, 2010 and 567,044,845 shares at December 31, 2009	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,059,016 shares at December 31, 2010 and 29,276,689 shares at December 31, 2009	—	—
Additional paid-in capital	8,338	8,900
Accumulated other comprehensive earnings, net of taxes (note 17)	226	352
Retained earnings (deficit)	2,742	850

Total stockholders' equity	11,313	10,109
Noncontrolling interests in equity of subsidiaries	129	129

Total equity	11,442	10,238

Commitments and contingencies (note 19)
Total liabilities and equity	$26,600	28,631

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$8,932	8,305	8,079
Communications and programming services	2,050	1,853	1,738

	10,982	10,158	9,817

Operating costs and expenses:
Cost of sales	5,705	5,332	5,224
Operating	2,083	1,923	1,945
Selling, general and administrative, including stock-based compensation (note 15)	1,274	1,178	1,149
Depreciation	185	189	191
Amortization	476	477	497
Legal settlement	(48)	—	—
Impairment of long-lived assets (note 10)	4	9	1,569

	9,679	9,108	10,575

Operating income (loss)	1,303	1,050	(758)
Other income (expense):
Interest expense	(647)	(628)	(667)
Dividend and interest income	92	125	174
Share of earnings (losses) of affiliates, net (note 8)	50	(58)	(1,263)
Realized and unrealized gains (losses) on financial instruments, net (note 9)	232	(155)	(260)
Gains on dispositions, net (notes 7 and 8)	569	284	15
Other than temporary declines in fair value of investments (note 7)	—	(9)	(441)
Gain (loss) on early extinguishment of debt	(39)	(11)	240
Other, net	(2)	23	(71)

	255	(429)	(2,273)

Earnings (loss) from continuing operations before income taxes	1,558	621	(3,031)
Income tax benefit (note 12)	379	16	742

Earnings (loss) from continuing operations	1,937	637	(2,289)
Earnings from discontinued operations, net of taxes (note 5)	—	5,864	5,812

Net earnings	1,937	6,501	3,523
Less net earnings attributable to the noncontrolling interests	45	39	44

Net earnings attributable to Liberty Media Corporation stockholders	$1,892	6,462	3,479

Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Liberty Capital common stock	$815	127	(526)
Liberty Starz common stock	206	6,077	(616)
Liberty Interactive common stock	871	258	(781)
Old Liberty Capital common stock	—	—	5,402

	$1,892	6,462	3,479

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	amounts in millions, except per share amounts
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$9.06	1.32	(4.65)
Series A and Series B Liberty Starz common stock	$4.12	.46	(1.87)
Series A and Series B Liberty Interactive common stock	$1.46	.43	(1.31)
Old Series A and Series B Liberty Capital common stock	$—	—	(.46)
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (note 3) :
Series A and Series B Liberty Capital common stock	$8.76	1.31	(4.65)
Series A and Series B Liberty Starz common stock	$3.96	.46	(1.87)
Series A and Series B Liberty Interactive common stock	$1.44	.43	(1.31)
Old Series A and Series B Liberty Capital common stock	$—	—	(.46)
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$9.06	1.32	(4.65)
Series A and Series B Liberty Starz common stock	$4.12	13.13	(1.19)
Series A and Series B Liberty Interactive common stock	$1.46	.43	(1.31)
Old Series A and Series B Liberty Capital common stock	$—	—	41.88
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$8.76	1.31	(4.65)
Series A and Series B Liberty Starz common stock	$3.96	13.04	(1.19)
Series A and Series B Liberty Interactive common stock	$1.44	.43	(1.31)
Old Series A and Series B Liberty Capital common stock	$—	—	41.55

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	amounts in millions
Net earnings	$1,937	6,501	3,523

Other comprehensive earnings (loss), net of taxes (note 17):
Foreign currency translation adjustments	(37)	3	(19)
Unrealized holding gains (losses) arising during the period	79	230	(500)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	(219)	(27)	273
Share of other comprehensive earnings (loss) of equity affiliates	7	(5)	(10)
Other	59	43	(62)
Other comprehensive earnings (loss) from discontinued operations	—	31	(2,618)

Other comprehensive earnings (loss)	(111)	275	(2,936)

Comprehensive earnings	1,826	6,776	587
Less comprehensive earnings attributable to the noncontrolling interests	60	32	71

Comprehensive earnings attributable to Liberty Media Corporation stockholders	$1,766	6,744	516

Comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders:
Liberty Capital common stock	$834	167	(537)
Liberty Starz common stock	206	6,108	(649)
Liberty Interactive common stock	726	469	(1,114)
Old Liberty Capital common stock	—	—	2,816

	$1,766	6,744	516

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	amounts in millions
	(see note )
Cash flows from operating activities:
Net earnings	$1,937	6,501	3,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(5,864)	(5,812)
Depreciation and amortization	661	666	688
Impairment of long-lived assets	4	9	1,569
Stock-based compensation	150	128	49
Cash payments for stock-based compensation	(224)	(11)	(24)
Noncash interest expense	90	97	8
Share of losses (earnings) of affiliates, net	(50)	58	1,263
Return on investments	21	—	—
Realized and unrealized losses (gains) on financial instruments, net	(232)	155	260
Gains on disposition of assets, net	(569)	(284)	(15)
Other than temporary declines in fair value of investments	—	9	441
Deferred income tax benefit	(820)	(158)	(997)
Other noncash charges (credits), net	211	75	(80)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current and other assets	209	19	(143)
Payables and other current liabilities	(11)	47	(88)

Net cash provided by operating activities	1,377	1,447	642

Cash flows from investing activities:
Cash proceeds from dispositions	530	557	35
Proceeds from settlement of financial instruments	723	1,374	33
Cash received in exchange transactions	218	—	—
Cash paid for acquisitions, net of cash acquired	(33)	(4)	(77)
Investments in and loans to cost and equity investees	(406)	(750)	(591)
Repayment of loan by equity investee	200	634	—
Capital expended for property and equipment	(274)	(264)	(202)
Net sales (purchases) of short term and other marketable securities	(542)	69	(25)
Net decrease (increase) in restricted cash	(37)	54	383
Other investing activities, net	(28)	(16)	(58)

Net cash provided (used) by investing activities	351	1,654	(502)

Cash flows from financing activities:
Borrowings of debt	3,106	3,338	3,031
Repayments of debt	(5,838)	(4,682)	(2,763)
Repurchases of Liberty common stock	(754)	(18)	(537)
Settlement of financial instruments	(63)	(149)	(346)
Premium proceeds from financial instruments	161	332	—
Distribution to noncontrolling interests, net	(66)	(57)	(17)
Other financing activities, net	56	56	7

Net cash used by financing activities	(3,398)	(1,180)	(625)

Effect of foreign currency exchange rates on cash	14	(25)	17

Net cash provided by (to) discontinued operations:
Cash provided (used) by operating activities	—	(5)	2
Cash used by investing activities	—	(15)	(1,464)
Cash provided by financing activities	—	—	1,930
Change in available cash held by discontinued operations	—	(101)	(68)

Net cash provided by (to) discontinued operations	—	(121)	400

Net increase (decrease) in cash and cash equivalents	(1,656)	1,775	(68)
Cash and cash equivalents at beginning of year	4,835	3,060	3,128

Cash and cash equivalents at end of year	$3,179	4,835	3,060

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2010, 2009 and 2008

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive		Old Liberty Capital
											Accumulated other comprehensive earnings		Noncontrolling interests in equity of subsidiaries
	Preferred stock									Additional paid-in capital		Retained earnings (deficit)		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2008	$—	—	—	—	—	6	—	1	—	25,637	4,073	(10,131)	866	20,452
Net earnings	—	—	—	—	—	—	—	—	—	—	—	3,479	44	3,523
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(2,963)	—	27	(2,936)
Cumulative effects of accounting changes (note 3)	—	—	—	—	—	—	—	—	—	—	(1,040)	1,040	—	—
Distribution of Liberty Entertainment and Liberty Capital common stock to stockholders (note 2)	—	1	—	5	—	—	—	(1)	—	(5)	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	35	—	—	—	35
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(75)	—	—	—	(75)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(462)	—	—	—	(462)
Unwind of special purpose entity	—	—	—	—	—	—	—	—	—	—	—	—	(750)	(750)
Liberty purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	—	—	—	—	—	2	—	—	—	2

Balance at December 31, 2008	—	1	—	5	—	6	—	—	—	25,132	70	(5,612)	155	19,757
Net earnings	—	—	—	—	—	—	—	—	—	—	—	6,462	39	6,501
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	282	—	(7)	275
Split Off of Liberty Entertainment, Inc. (note 2)	—	—	—	(5)	—	—	—	—	—	(16,481)	—	—	—	(16,486)
Stock compensation	—	—	—	—	—	—	—	—	—	158	—	—	—	158
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	117	—	—	—	117
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Other	—	—	—	—	—	—	—	—	—	(8)	—	—	1	(7)

Balance at December 31, 2009	—	1	—	—	—	6	—	—	—	8,900	352	850	129	10,238
Net earnings	—	—	—	—	—	—	—	—	—	—	—	1,892	45	1,937
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(126)	—	15	(111)
Stock compensation	—	—	—	—	—	—	—	—	—	148	—	—	—	148
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	34	—	—	—	34
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(714)	—	—	—	(714)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Other	—	—	—	—	—	—	—	—	—	10	—	—	4	14

Balance at December 31, 2010	$—	1	—	—	—	6	—	—	—	8,338	226	2,742	129	11,442

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

        As more fully described in note 5, on November 19, 2009, Liberty completed its split-off (the "LEI Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The LEI Split-Off was accomplished by a redemption (the "Redemption") of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. Subsequent to the Redemption, Liberty redesignated the Entertainment Group as the Starz Group.

        During the second quarter of 2010, Liberty announced that its board of directors had authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a newly formed company ("Splitco"). Splitco will hold all the assets and be subject to all the liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups, other than approximately $264 million of cash, exchangeable debt in the principal amount of $1.1 billion and the stock into which such debt is exchangeable which were reattributed from Liberty Capital to Liberty Interactive on February 9, 2011. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are attributed to the Liberty Capital group ("Splitco Capital") and the other

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

tracking assets that are attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the receipt of IRS private letter rulings, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting at a meeting called to consider the redemption. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. Resolution of the subject matter of this lawsuit is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the first half of 2011.

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

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. As of December 31, 2010, the assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding") and Celebrate Interactive Holdings, Inc. ("Celebrate") and its interests in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval") and Tree.com, Inc. ("Lending Tree"). In addition, Liberty has attributed $3,075 million principal amount (as of December 31, 2010) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz, LLC ("Starz") and $878 million (as of December 31, 2010) of cash, including subsidiary cash. In addition, as discussed below, as of September 30, 2010 Starz, LLC includes the results of Starz Media, LLC ("Starz Media")

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

which has been reattributed to the Starz Group. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Starz Media through September 30, 2010, Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Live Nation Entertainment, Inc. ("Live Nation"), Time Warner Inc., Time Warner Cable Inc. and Sprint Nextel Corporation. In addition, Liberty has attributed $1,212 million of cash, including subsidiary cash, and $1,888 million principal amount (as of December 31, 2010) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

        During the second quarter of 2009, each of the Starz Group and the Capital Group made intergroup loans to the Interactive Group in the amount of $250 million. These intergroup loans were partially repaid in 2009 and the remaining balance was repaid in the first quarter of 2010.

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

        On September 16, 2010, Liberty Media's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from its Capital Group to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by Liberty Media's Capital Group to its Starz Group was extinguished, and the Starz Group became attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by Liberty Media's Capital Group that may be realized from any future sale or other disposition of that business by Liberty Media's Starz Group will remain attributed to its Capital Group.

        On February 9, 2011, Liberty Media's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable and cash of $264 million from the Capital Group to the Interactive Group (the "TWX Reattribution").

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

Receivables

        Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $99 million and $116 million at December 31, 2010 and 2009, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

		Additions
	Balance beginning of year	Charged to expense	Acquisitions	Deductions- write-offs	Balance end of year
	amounts in millions
2010	$116	79	—	(96)	99

2009	$104	81	—	(69)	116

2008	$80	66	1	(43)	104

Inventory

        Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Program Rights

        Program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Program rights and the related payable are initially recorded at the estimated cost of the programs when the film is available for airing.

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

Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Effective January 1, 2008, U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Previously under GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying December 31, 2010 and 2009 consolidated statement of operations. The amount of unrealized gains related to the Non-strategic Securities and included in accumulated other comprehensive earnings in the Company's balance sheet as of January 1, 2008 aggregated $1,040 million and was reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $3,768 million and $3,063 million as of December 31, 2010 and 2009, respectively.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Derivative Instruments and Hedging Activities

        All of the Company's derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. The Company has entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. Through November 2008, certain of these interest rate swap arrangements were designated as cash flow hedges. The Company assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. In December 2008, the interest rate swaps were determined to be ineffective due to changes in the interest rates on the underlying debt and no longer qualify as cash flow hedges. None of the Company's derivatives are currently designated as hedges.

        In prior years the fair value of the Company's equity collars and other similar derivative instruments were estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period in which equity collars were outstanding, based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Considerable management judgment was required in estimating the Black-Scholes variables.

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

December 31, 2010, 2009 and 2008

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

Impairment of Long-lived Assets

        The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

December 31, 2010, 2009 and 2008

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

Revenue Recognition

        Revenue is recognized as follows:

  •
  Revenue from retail sales is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2010, 2009 and 2008 aggregated $1,792 million, $1,656 million and $1,787 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

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

  •
  Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of DVDs is recognized net of an allowance for estimated returns, on the later of estimated receipt of the product by the customer or after any restrictions on the sale lapse. Revenue from television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement, the license period has begun and is available for telecast or exploitation.

Cost of Sales

        Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

        Advertising costs generally are expensed as incurred. Advertising expense aggregated $350 million, $363 million and $377 million for the years ended December 31, 2010, 2009 and 2008, respectively. Co-operative marketing costs incurred as part of affiliation agreements with distributors are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

Stock-Based Compensation

        As more fully described in note 15, the Company has granted to its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

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

Years ended:
December 31, 2010	$150
December 31, 2009	$128
December 31, 2008	$49

        Included in earnings from discontinued operations for the year ended December 31, 2009 is $55 million of stock-based compensation related to stock options and restricted stock, the vesting of which was accelerated in connection with the closing of the DTV Business Combination.

        As of December 31, 2010, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $191 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Earnings Attributable to Liberty Media Corporation Stockholders and Earnings (Loss) Per Common Share

        Net earnings attributable to Liberty Media Corporation stockholders are comprised of the following:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Earnings (loss) from continuing operations	$1,892	598	(2,333)
Earnings from discontinued operations	—	5,864	5,812

Net earnings	$1,892	6,462	3,479

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Old Series A and Series B Liberty Capital Common Stock

        Old Liberty Capital basic EPS for the period from January 1, 2008 to the Reclassification was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Old Liberty Capital common stock for the period (129 million). Fully diluted EPS for the two months in 2008 includes 1 million common stock equivalents.

Series A and Series B Liberty Interactive Common Stock

        Liberty Interactive basic EPS for the years ended December 31, 2010, 2009 and 2008 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (596 million, 594 million and 594 million, respectively). Fully diluted EPS for the years ended December 31, 2010 include 9 million common stock equivalents. Due to the relative insignificance of the dilutive securities for the years ended December 31, 2009 and 2008, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the year ended December 31, 2010 are approximately 21 million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Starz Common Stock

        Liberty Starz basic EPS for the year ended December 31, 2010 and 2009 and for the period from the Reclassification to December 31, 2008 was computed by dividing the net earnings attributable to the Starz Group by the weighted average outstanding shares of Liberty Starz common stock for the period (50 million, 463 million and 517 million, respectively). Fully diluted EPS for the year ended December 31, 2010 includes 2 million common stock equivalents, respectively. Fully diluted EPS for the years ended December 31, 2009 and 2008 include 3 million common stock equivalents. Excluded from diluted EPS for the year ended December 31, 2010 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Series A and Series B Liberty Capital Common Stock

        Liberty Capital basic and fully diluted EPS for the year ended December 31, 2010 and 2009 and for the period from the Reclassification to December 31, 2008 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (90 million, 96 million and 113 million, respectively). Fully diluted EPS for the years ended December 31, 2010 and 2009 includes 3 million and 1 million common stock equivalents, respectively. Due to the relative insignificance of the dilutive securities for the period from the Reclassification to December 31, 2008, their inclusion does not impact the EPS amount. Excluded from diluted EPS for the year ended December 31, 2010 are less than 1 million potential common shares because their inclusion would be anti-dilutive.

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

December 31, 2010, 2009 and 2008

beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

        Liberty does not believe the impact of these changes will be material upon the initial adoption of the provisions as we have decided to adopt the new revenue recognition rules on a prospective basis. In February of 2011 a wholly owned subsidiary, TruePosition, Inc., signed an amended contract that materially changed the terms of the existing AT&T contract. Due to the transition provisions of the new revenue recognition rules a contract that is materially modified is subject to the new accounting standard. Therefore, the Company is currently analyzing the impacts of the material modification and believe that recognition of a significant portion of deferred revenue and deferred cost associated with that contract may be required in the first quarter of 2011, under the new provisions. As of December 31, 2010, deferred revenue and deferred cost under the AT&T arrangement were $576 million and $168 million, respectively.

(4)   Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$39	3	89
Net liabilities assumed	(1)	—	(29)
Deferred tax liabilities	(5)	—	17
Noncontrolling interest	—	1	—
Common stock issued	—	—	—

Cash paid for acquisitions, net of cash acquired	$33	4	77

Available-for-sale securities exchanged for consolidated subsidiaries	$368	—	—

Cash paid for interest	$542	517	659

Cash paid for income taxes	$461	204	374

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

December 31, 2010, 2009 and 2008

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

        Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheets

December 31, 2009
amounts in millions
Current assets	$5,055
Satellites, net	2,338
Property and equipment, net	4,138
Goodwill	4,164
Intangible assets	1,131
Other assets	1,434

Total assets	$18,260

Current liabilities	$5,701
Deferred income taxes	1,070
Long-term debt	6,500
Other liabilities	1,678
Noncontrolling interest	400
Stockholders' equity	2,911

Total liabilities and equity	$18,260

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

  DIRECTV Consolidated Statements of Operations

	Year ended December 31,
	2009	2008
	amounts in millions
Revenue	$21,565	19,693
Costs of revenue	(10,930)	(9,948)
Selling, general and administrative expenses	(5,322)	(4,730)
Depreciation and amortization	(2,640)	(2,320)

Operating income	2,673	2,695
Interest expense	(423)	(360)
DTV Business Combination	(491)	—
Other income, net	75	136
Income tax expense	(827)	(864)

Income from continuing operations	1,007	1,607
Income from discontinued operations	—	6

Net income	1,007	1,613
Less: Net income attributable to noncontrolling interest	65	92

Net income attributable to DIRECTV	$942	1,521

        On November 19, 2009, Liberty completed the LEI Split-Off of LEI, and the business combination transaction among Liberty, LEI and DIRECTV. LEI held Liberty's 57% interest in DIRECTV (which had a carrying value of $13,475 million at the time of the LEI Split-Off), 100% interest in Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with Liberty and continue to be attributed to the Entertainment Group, which Liberty redesignated as the Starz Group.

        Immediately following the LEI Split-Off, Liberty, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company ("Holdings"), and LEI repaid loans to Liberty in the amount of $226 million. Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Media, LEI and DIRECTV, and certain related persons (collectively, "the Malones") contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

        Because the LEI Split-Off was conditioned on, among other matters, satisfaction and waiver of all conditions to the DTV Business Combination, the LEI Split-Off and the DTV Business Combination have been recorded at fair value, and Liberty recognized an approximate $5.9 billion gain on the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

transaction. Such gain is included in earnings from discontinued operations in the accompanying consolidated statement of operations. Due to the tax-free nature of the LEI Split-Off and the DTV Business Combination, no taxes have been recorded on the gain for financial statement purposes.

        Certain combined statement of operations information for LEI, which is included in earnings from discontinued operations, is as follows:

	Years ended December 31,
	2009	2008
	amounts in millions
Revenue	$240	267
Earnings before income taxes(1)	$5,770	4,274

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,541	4,165	376	—
Financial instrument liabilities	$1,358	1,219	139	—
Debt	$2,506	—	2,506	—

        The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7)   Investments in Available-for-Sale Securities and Other Cost Investments

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	December 31,
	2010	2009
	amounts in millions
Capital Group
Time Warner Inc. ("Time Warner")(1)	$1,101	997
Time Warner Cable Inc. ("Time Warner Cable")(1)	567	356
Sprint Nextel Corporation ("Sprint")(1)	301	260
Motorola, Inc. ("Motorola")(1)	471	403
Live Nation	389	—
Viacom, Inc.	301	226
CenturyLink, Inc. ("CenturyLink")(1)	248	195
Other AFS equity securities(1)	308	220
SIRIUS XM debt securities	384	300
Other AFS debt securities	404	376
Other cost investments and related receivables	9	22

Total attributed Capital Group	4,483	3,355

Interactive Group
IAC/InterActiveCorp ("IAC")	—	492
Other(2)	1	242

Total attributed Interactive Group	1	734

Starz Group
Other	67	31

Total attributed Starz Group	67	31

Consolidated Liberty	$4,551	4,120

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 9.

(2)
QVC sold its ownership interest in GSI Commerce for aggregate cash proceeds of $220 million. QVC recognized a $105 million gain on the sale.

Time Warner

        In March 2009, Time Warner Inc. completed the separation of Time Warner Cable from Time Warner Inc. by way of a dividend to Time Warner Inc. shareholders, including Liberty. Liberty received 8.6 million shares of Time Warner Cable and recorded its investment in Time Warner Cable based on an allocation of its basis in Time Warner Inc. No gain or loss was recognized in connection with this transaction.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

IAC/InterActiveCorp

        In the first quarter of 2008, Liberty purchased additional shares of IAC common stock in a private transaction for cash consideration of $339 million.

        During 2008 it was determined there was an other than temporary decline in value of IAC of $440 million.

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

        In the first quarter of 2010, Liberty sold approximately 3.7 million shares and physically settled a derivative by delivering 7.5 million shares of IAC for aggregate proceeds of $230 million. The combined gains on the disposition of these shares was $53 million.

        During December of 2010 Liberty exchanged its remaining ownership interest in IAC for a subsidiary of IAC that owns Evite and Gifts.com and $218 million in cash. On a proforma historical basis, the results of operations of Evite and Gifts.com are not significant to those of Liberty. The exchange resulted in the recognition of $165 million of gain on disposition.

Live Nation

        On January 25, 2010, Live Nation and Ticketmaster Entertainment, Inc. ("Ticketmaster") completed a merger transaction. Liberty owned approximately 29% of the outstanding common stock of Ticketmaster and received 1.474 shares of Live Nation for each share of Ticketmaster. As a result of the merger Liberty's ownership interest was approximately 15% in the combined entity and accounts for the new investment as an AFS security. Liberty recorded the transaction at fair value and recorded a $178 million gain. At the time of the merger the investment was attributed to the Interactive Group. As a result of the February Reattribution the Live Nation investment is attributed to the Capital Group. Additionally, during the year ended December 31, 2010 Liberty acquired an approximate 3% additional interest in Live Nation. Subsequent to December 31, 2010 Liberty acquired an additional 1% interest and agreed to purchase an additional 5.5 million in shares for $57.7 million subject to Live Nation shareholder approval and other customary closing conditions.

SIRIUS XM

        During the first quarter of 2010, Liberty purchased an additional $150 million of SIRIUS XM 8.75% debt securities due April 15, 2015 at par. During the second quarter of 2010 SIRIUS XM repurchased and retired certain public bonds of which Liberty owned approximately $55 million of the principal amounts. During the fourth quarter SIRIUS XM repurchased and retired additional outstanding public bonds of which Liberty owned approximately $87 million in principal. Additionally, Liberty purchased $50 million of SIRIUS XM 7.625% debt securities due November 1, 2018 at par.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2010		December 31, 2009
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$32	66	258	69

(8)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2010 and the carrying amount at December 31, 2009:

	December 31, 2010		December 31, 2009
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
Expedia	25%	$710	631
Other	various	239	264
Capital Group
SIRIUS XM	40%	5	33
Other	various	86	102
Starz Group
Other	various	—	—

		$1,040	1,030

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Interactive Group
Expedia	$103	72	(726)
Other	11	(86)	(466)
Capital Group
SIRIUS XM	(41)	(28)	—
Other	(23)	(6)	(64)
Starz Group
Other	—	(10)	(7)

	$50	(58)	(1,263)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Expedia

        Our share of losses of Expedia for the year ended December 31, 2008 includes a $119 million other than temporary impairment charge. The market value of the Company's investment in Expedia was $1,737 million and $1,781 million at December 31, 2010 and 2009, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	December 31,
	2010	2009
	amounts in millions
Current assets	$1,702	1,225
Property and equipment	277	237
Goodwill	3,642	3,604
Intangible assets	798	823
Other assets	232	48

Total assets	$6,651	5,937

Current liabilities	$1,889	1,835
Deferred income taxes	248	224
Long-term debt	1,645	895
Other liabilities	132	233
Noncontrolling interest	64	67
Stockholders' equity	2,673	2,683

Total liabilities and equity	$6,651	5,937

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

  Expedia Consolidated Statements of Operations

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Revenue	$3,348	2,955	2,937
Cost of revenue	(693)	(607)	(639)

Gross profit	2,655	2,348	2,298
Selling, general and administrative expenses	(1,880)	(1,637)	(1,662)
Amortization	(37)	(38)	(69)
Impairment of long-lived assets and other	(6)	(102)	(2,996)

Operating income (loss)	732	571	(2,429)
Interest expense	(101)	(84)	(72)
Interest income	7	6	30
Other expense, net	(17)	(35)	(44)
Income tax expense	(195)	(154)	(6)

Net earnings (loss)	426	304	(2,521)
Net (earnings) loss attributable to noncontrolling interests	(4)	(4)	3

Net earnings (loss) attributable to Expedia, Inc.	$422	300	(2,518)

Spin Off Companies from IAC

        As described in note 7, IAC completed the spin off of HSN, Interval, Ticketmaster and Tree.com (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the IAC Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies (other than with respect to the election of directors), and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the IAC Spin Off Companies on a three month lag due to timeliness considerations. Since the spin off occurred in the third quarter of 2008, Liberty recorded its initial share of income or losses for the IAC Spin Off Companies in the fourth quarter of 2008. Such net losses aggregated $464 million, including other than temporary impairment charges of $136 million, $242 million and $85 million related to the Company's investments in Interval, Ticketmaster and HSN, respectively.

        During the first quarter of 2010, Ticketmaster completed a merger with a subsidiary of Live Nation, Inc., and Live Nation, Inc. was renamed Live Nation Entertainment, Inc. ("Live Nation"). Upon completion of the merger, Liberty held an approximate 15% ownership interest in Live Nation and upon the merger the investment in the new entity is now accounted for as an available-for-sale security.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

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

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of September 30, 2010 SIRIUS XM had total assets and liabilities of $7,232 million and $6,963 million, respectively. SIRIUS XM's net income attributable to common shareholders was $124 million for the nine months ended September 30, 2010.

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

        As of December 31, 2010, the SIRIUS XM Preferred Stock had a market value of $4,266 million based on the fair value of the common stock into which it is convertible.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        Liberty's investment in SIRIUS XM has been attributed to the Capital Group.

(9)   Financial Instruments

Equity Collars

        In prior years the Company entered into equity collars and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments were recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, the same number of shares that are owned by Liberty, of the same company as the borrowed shares, have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        The Company's financial instruments are summarized as follows:

	December 31,
Type of financial instrument	2010	2009
	amounts in millions
Assets
Equity collars(1)	$—	752

Liabilities
Borrowed shares(1)	$1,219	851
Other	139	283

	1,358	1,134
Current portion	(1,264)	(1,002)

	$94	132

(1)
Borrowed shares are as follows:

	December 31,
	2010	2009
	amounts in millions
Time Warner	$97	88
Time Warner Cable	50	31
Sprint	221	125
Motorola	471	403
CenturyTel	165	84
Priceline	208	114
Other	7	6

	$1,219	851

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Non-strategic Securities(1)	$669	1,074	(2,882)
Exchangeable senior debentures	(257)	(856)	1,509
Equity collars	(2)	(132)	870
Borrowed shares(1)	(254)	(301)	791
Other derivatives	76	60	(548)

	$232	(155)	(260)

(1)
The unrealized gains (losses) on non-strategic securities for the years ended December 31, 2010, 2009 and 2008 included gains of $254 million, $301 million and losses of $791 million, respectively, related to securities pledged as collateral under the share borrowing arrangements.

(10) Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz, LLC	Other	Total
	amounts in millions
Balance at January 1, 2009	$5,363	132	706	6,201
Impairment	—	—	(3)	(3)
Foreign currency translation adjustments	20	—	—	20
Other	12	—	(5)	7

Balance at December 31, 2009	5,395	132	698	6,225
Acquisitions(1)	—	—	116	116
Impairment	—	—	(2)	(2)
Foreign currency translation adjustments	(23)	—	—	(23)
Other	(9)	—	8	(1)

Balance at December 31, 2010	$5,363	132	820	6,315

As of December 31, 2010, the accumulated impairment losses for Starz, LLC was $2,960 million.

(1)
During the third quarter of 2010 a subsidiary of Liberty acquired 100% of the equity of Personal Creations, a catalog and on-line gift retailer, for net cash consideration of $33 million. Additionally, in December of 2010 Liberty exchanged its ownership interest in IAC for a subsidiary of IAC that owns Evite and Gifts.com and $218 million in cash. Goodwill recorded associated with these acquisitions are subject to change pending the finalization of the purchase price allocation process.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Intangible Assets Subject to Amortization

        Intangible assets subject to amortization are comprised of the following:

	December 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Distribution rights	$2,319	(1,237)	1,082	2,325	(1,069)	1,256
Customer relationships	2,680	(1,379)	1,301	2,650	(1,181)	1,469
Other	1,218	(842)	376	1,051	(749)	302

Total	$6,217	(3,458)	2,759	6,026	(2,999)	3,027

        Distribution rights and customer relationships are amortized primarily over 14 years and 10-14 years, respectively. Amortization expense was $476 million, $477 million and $497 million for the years ended December 31, 2010, 2009 and 2008, respectively. Based on its amortizable intangible assets as of December 31, 2010, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2011	$499
2012	$456
2013	$424
2014	$362
2015	$357

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(11) Long-Term Debt

        Debt is summarized as follows:

		Carrying value December 31,
	Outstanding principal December 31, 2010
		2010	2009
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$1,138	1,283	1,157
4% Exchangeable Senior Debentures due 2029	—	—	243
3.75% Exchangeable Senior Debentures due 2030	—	—	237
3.5% Exchangeable Senior Debentures due 2031	—	—	297
Liberty bank facility	750	750	750
Liberty derivative loan	—	—	838
Subsidiary debt	—	—	131

Total attributed Capital Group debt	1,888	2,033	3,653

Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	324	323	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
4% Exchangeable Senior Debentures due 2029	469	265	—
3.75% Exchangeable Senior Debentures due 2030	460	253	—
3.25% Exchangeable Senior Debentures due 2031	541	376	320
3.5% Exchangeable Senior Debentures due 2031	490	329	—
QVC 7.125% Senior Secured Notes due 2017	500	500	—
QVC 7.5% Senior Secured Notes due 2019	1,000	985	983
QVC 7.375% Senior Secured Notes due 2020	500	500	—
QVC bank credit facilities	785	785	2,996
Other debt	79	79	188

Total attributed Interactive Group debt	5,939	5,180	6,073

Starz Group
Subsidiary debt	105	105	48

Total consolidated Liberty debt	$7,932	7,318	9,774

Current portion		(530)	(1,932)

Total long-term debt		$6,788	$7,842

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        Additionally, as discussed in Note 2, in February of 2011 the 3.125% Exchangeable Senior Debentures were reattributed to the Liberty Interactive Group as Liberty Media LLC, the legal obligor on those debentures, will remain a subsidiary of Liberty.

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

        Each $1,000 debenture of Liberty's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") is exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011. Such exchange value is payable, at Liberty's option, in cash, MMI and MSI stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of a cash distribution made by Liberty in 2007 and principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $816.39, as of December 31, 2010.

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

        Liberty has sold or otherwise disposed of a portion of its shares of Motorola and CBS common stock which underlie the Motorola Exchangeables and Viacom Exchangeables, respectively. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

no longer use shares it owns to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that would be redeemed for cash as a current liability. Such amount aggregated $451 million at December 31, 2010. Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

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

Liberty Bank Facility

        Represents borrowings from a financial institution to be invested by Liberty in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. Due to the investment restrictions contained in the agreements related to these borrowings, the uninvested cash balance of $503 million is included in other assets in the accompanying consolidated balance sheet at December 31, 2010. Borrowings accrue interest at LIBOR plus an applicable margin (0.54% at December 31, 2010).

Liberty Derivative Loan

        During the first quarter of 2009, Liberty made additional net borrowings of $1,638 million against the present value of its Sprint derivatives. As the derivatives expired settlement proceeds were used to offset the outstanding debt. In the first quarter of 2010 the remaining Sprint derivatives expired and Liberty received cash proceeds of $750 million and repaid the remaining outstanding derivative loans.

Senior Notes and Debentures

        Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

        During the second quarter of 2010, Liberty completed a cash tender offer for $410 million aggregate principal amount of the outstanding 5.7% Senior Notes due 2013. The total consideration payable under the tender offer was determined based on a modified "Dutch Auction" procedure and resulted in a purchase price of 103% of par value. In addition Liberty made open market purchases to retire another $69 million during the nine months ended September 30, 2010.

        The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $7 million and $8 million at December 31, 2010 and 2009, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

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

        QVC was in compliance with all of its debt covenants at December 31, 2010.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011. Until December 2008, QVC accounted for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, the swaps no longer qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

        During the third quarter of 2009, QVC entered into seven new forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provide for

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

payments beginning in March 2011 and extending to March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR. These swap arrangements are not accounted for as cash flow hedges.

Other Subsidiary Debt

        Other subsidiary debt at December 31, 2010 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Five Year Maturities

        The U.S. dollar equivalent of the annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2011	$82
2012	$795
2013	$339
2014	$13
2015	$799

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows:

	December 31,
	2010	2009
	amounts in millions
Fixed rate senior notes	$334	774
Senior debentures	$788	722
QVC senior secured notes	$2,103	1,016

        Due to its variable rate nature and the absence of significant change to Liberty's credit quality, Liberty believes that the carrying amount of its subsidiary debt and other parent debt, approximated fair value at December 31, 2010.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Income Taxes

        Income tax benefit (expense) consists of:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Current:
Federal	$(323)	(19)	(143)
State and local	(2)	(36)	(18)
Foreign	(116)	(87)	(94)

	(441)	(142)	(255)

Deferred:
Federal	729	108	858
State and local	77	47	129
Foreign	14	3	10

	820	158	997

Income tax benefit	$379	16	742

        Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Computed expected tax benefit (expense)	$(545)	(217)	1,061
Nontaxable exchange of investments for subsidiary	112	—	—
Disposition of consolidated subsidiaries	462	—	—
Settlements with taxing authorities	211	—	—
State and local income taxes, net of federal income taxes	48	(4)	70
Foreign taxes, net of foreign tax credits	47	(3)	35
Change in valuation allowance affecting tax expense	7	9	(5)
Impairment of goodwill not deductible for tax purposes	—	—	(462)
Nontaxable gains (losses) related to the Company's common stock	27	21	(64)
Recognition of tax benefits (expense) not previously recognized, net	5	201	75
Expenses not deductible for income tax purposes	(8)	(16)	—
Excess tax deductions over book expense	—	19	—
Other, net	13	6	32

Income tax benefit	$379	16	742

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2010	2009
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$630	174
Accrued stock compensation	72	114
Other accrued liabilities	213	226
Deferred revenue	418	420
Other future deductible amounts	82	42

Deferred tax assets	1,415	976
Valuation allowance	(10)	(17)

Net deferred tax assets	1,405	959

Deferred tax liabilities:
Investments	1,319	1,536
Intangible assets	1,824	2,021
Discount on exchangeable debentures	947	963
Deferred gain on debt retirements	321	321
Other	69	40

Deferred tax liabilities	4,480	4,881

Net deferred tax liabilities	$3,075	3,922

        The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2010	2009
	amounts in millions
Current deferred tax liabilities	$864	1,247
Long-term deferred tax liabilities	2,211	2,675

Net deferred tax liabilities	$3,075	3,922

        The Company's valuation allowance decreased $7 million in 2010 all of which affected tax expense.

        At December 31, 2010, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $1,447 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2011: $89 million; 2013: $1 million; 2015: $1,263 million and beyond 2015: $94 million. The foregoing net operating and capital loss carryforwards are subject to certain limitations and may not be currently utilized.

        The significant change in deferred tax assets and one of the significant income tax benefits recognized in the fourth quarter of 2010 is the result of a sale of certain consolidated subsidiaries. In

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2005 Liberty acquired all the equity in two corporations in tax-free reorganizations. For tax purposes, Liberty's outside tax basis in the shares of the corporations was approximately $1,323 million. Under relevant accounting literature Liberty recognized as a deferred tax asset only the tax basis of the assets held by the two corporations ("inside" tax basis). As of December 2010 this inside tax basis was significantly less than the tax basis in the stock of the subsidiaries. In December of 2010 Liberty sold all the stock in the two corporations and realized a capital loss of approximately $1,317 million which is being carried forward. For financial statement purposes this resulted in the recognition of a federal income tax benefit of $462 million based on the difference between the outside tax basis realized and the inside tax basis.

        Additionally, in the fourth quarter Liberty recognized a net federal tax benefit of $211 million due to an agreement with the IRS with respect to certain disputed items reported on the Liberty 2009 tax return. In 2009, we settled various variable share forward sale contracts relating to Sprint and CenturyLink shares using borrowed shares. Upon entering into the contracts in 2001 Liberty received $177 million in proceeds and upon settlement of the contracts in 2009 Liberty received an additional $1,180 million in proceeds. The settlement was treated as an open transaction which resulted in the deferral of $1,203 million in gain for tax purposes. For financial statement purposes this resulted in the recognition of $421 million in federal income tax expense. In October of 2010 the Company and the IRS reached an agreement with respect to this issue. The agreement resulted in a current federal tax payment totaling $210 million. For financial statement purposes, the Company recorded a current federal tax expense of $210 million and a deferred federal tax benefit of $421 million during the fourth quarter of 2010.

        A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2010	2009
	amounts in millions
Balance at beginning of year	$205	396
Additions based on tax positions related to the current year	129	22
Additions for tax positions of prior years	2	26
Reductions for tax positions of prior years	(29)	(229)
Lapse of statute and settlements	(27)	(10)

Balance at end of year	$280	205

        As of December 31, 2010, the Company had recorded tax reserves of $280 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $220 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

        As of December 31, 2010, the Company's 2001 through 2006 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2007 through 2009 tax years. The Company's tax loss carryforwards from its 2004 through 2009 tax years are still subject to adjustment. The Company's 2010 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. The states of California and New York are currently examining

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

the Company's 2003 through 2005 tax years. The Company is currently under audit in the UK and Germany. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $2 million.

        As of December 31, 2010, the Company had recorded $25 million of accrued interest and penalties related to uncertain tax positions.

(13) Stockholders' Equity

Preferred Stock

        Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2010, no shares of preferred stock were issued.

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

        As of December 31, 2010, there were 5.0 million shares of Series A Liberty Capital common stock reserved for issuance under exercise privileges of outstanding stock options.

        As of December 31, 2010, there were 47.6 million and 7.5 million shares of Series A and Series B Liberty Interactive common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        As of December 31, 2010, there were 3.2 million and 36,000 shares of Series A and Series B Liberty Starz common stock, respectively, reserved for issuance under exercise privileges of outstanding stock options.

        In addition to the Series A and Series B Liberty Capital common stock, the Series A and Series B Liberty Interactive common stock and the Series A and Series B Liberty Starz common stock, there are 2.0 billion, 4.0 billion and 4.0 billion shares of Series C Liberty Capital, Series C Liberty Interactive and Series C Liberty Starz common stock, respectively, authorized for issuance. As of December 31, 2010, no shares of any Series C common stock were issued or outstanding.

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

December 31, 2010, 2009 and 2008

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

        During the year ended December 31, 2010 the Company repurchased 15,632,700 shares of Series A Liberty Capital common stock for aggregate cash consideration of $714 million and 835,700 shares of Series A Liberty Starz common stock for aggregate cash consideration of $40 million.

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

        As of December 31, 2010, put options with respect to 12.6 million shares of LINTA with a weighted average put price of $16.83 remained outstanding. Such put options expire on or before May 20, 2011.

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

December 31, 2010, 2009 and 2008

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

Chief Executive Officer Investment in Subsidiary

        During 2009 and 2010, the CEO invested $3.5 million cash in Lockerz, LLC, an equity method affiliate of Liberty, which resulted in an approximate 21% ownership interest at December 31, 2010.

Chairman's Employment Agreement

        On December 12, 2008, the Committee determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 in satisfaction of Liberty's obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the "8% Plan"), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 8% Plan aggregated approximately $2.4 million at December 31, 2008. Under the second plan (the "13% Plan"), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 13% Plan aggregated approximately $20 million at December 31, 2008. Both deferred compensation plans had provided for payment of the amounts owed to him in 240 monthly installments beginning upon termination of his employment. Under his salary continuation plan, the Chairman would have been entitled to receive $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date of the first payment, (the "Base Amount") per month for 240 months beginning upon termination of his employment. The amount owed to the Chairman under the salary continuation plan aggregated approximately $39 million at December 31, 2008. There is no further accrual of interest under the salary continuation plan once payments have begun.

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

December 31, 2010, 2009 and 2008

Stock Purchases from Chairman

        In October 2008, the Company purchased 4.5 million shares of Series A Liberty Capital common stock from its Chairman for $11 per share in cash pursuant to the Company's stock repurchase program.

        Liberty is party to a call agreement with the Company's Chairman, which grants Liberty a right to acquire all of the Series B Liberty Capital, Liberty Starz and Liberty Interactive common stock held by the Chairman in certain circumstances. The price of acquiring such shares is generally limited to the market price of the respective Series A common stock, plus a 10% premium.

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

Liberty—Grants

        Awards granted in 2010, 2009 and 2008 pursuant to the 2000 Plan, the 2007 Plan and the NDIP are summarized as follows:

	Year ended December 31,
	2010		2009		2008
	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value
Series A Liberty Interactive	10,560,743	$7.11	17,519,391	$3.57	9,405,564	$2.30
Series A Liberty Capital	1,135,622	$19.56	1,649,511	$12.17	1,285,787	$1.19
Series A Liberty Starz	887,818	$21.32	2,083,429	$14.33	5,261,721	$5.79

        During the year ended December 31, 2010, Liberty granted to QVC employees, 3.5 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $5.38 per share. These options vest semi-annually over the 4 year vesting period. Additionally, Liberty granted, primarily to Celebrate employees, 551,000 options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

fair value of $6.81 per share. Certain of these options vest quarterly over the 4 year vesting period, while the remainder vest annually over the 3 year vesting period.

        During the year ended December 31, 2010, Liberty granted, primarily to Starz Entertainment employees, 221,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $16.35 per share. These options vest quarterly over the 4 year vesting period.

        In addition, during the year ended December 31, 2010 Liberty granted 6.5 million options to purchase shares of Series A Liberty Interactive common stock, 1.1 million options to purchase shares of Series A Liberty Capital common stock and 667,000 options to purchase shares of Series A Liberty Starz common stock, as a long-term incentive grant to Liberty officers. Such options had a weighted average grant-date fair value of $8.05, $19.48 and $22.97 per share, respectively. These options vest one third each on June 30, 2013, June 30, 2014 and December 31, 2015.

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

        The following table presents the volatilities used by Liberty in the Black-Scholes Model for the 2010, 2009 and 2008 grants.

Volatility
2010 grants
Liberty Capital options	43.9% - 47.9%
Liberty Interactive options	44.8% - 46.4%
Liberty Starz options	31.9% - 33.6%
2009 grants
Liberty Capital options	29.3% - 47.9%
Liberty Interactive options	36.0% - 46.4%
Liberty Starz options	29.3% - 33.6%
2008 grants
Liberty Capital options	19.7% - 29.4%
Liberty Interactive options	25.3% - 36.5%
Liberty Starz options	19.7% - 29.4%

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Liberty—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of certain options and SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2010	5,069	$14.45	40,832	$11.30	2,595	$43.13
Granted	1,135	$35.03	10,560	$13.92	887	$51.44
Exercised	(1,183)	$13.40	(2,384)	$4.54	(243)	$33.51
Forfeited/cancelled	(25)	$13.78	(1,425)	$14.96	(22)	$44.90

Outstanding at December 31, 2010	4,996	$19.38	47,583	$12.10	3,217	$46.15

Exercisable at December 31, 2010	1,579	$10.55	17,722	$16.06	605	$30.35

        There were no grants or exercises of any of the Company's Series B options during 2010, except that 229,708 and 333,597 options for Series B Liberty Starz common stock with an exercise price of $60.38 and $63.73, respectively, were exercised.

        The following table provides additional information about outstanding options to purchase Liberty common stock at December 31, 2010.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,996	$19.38	5.8 years	$215,755	1,579	$10.55	$82,137
Series A Interactive	47,583	$12.10	5.1 years	$238,282	17,722	$16.06	$56,094
Series B Interactive	7,491	$23.41	0.4 years	$—	7,491	$23.41	$—
Series A Starz	3,217	$46.15	6.7 years	$70,140	605	$30.35	$21,871
Series B Starz	36	$26.71	4.4 years	$1,426	36	$26.71	$1,426

Liberty—Exercises

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2010, 2009 and 2008 was $71 million, $68 million and $3 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Liberty—Restricted Stock

        The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company as of December 31, 2010 (numbers of shares in thousands).

	Number of shares	WAFV
Series A Liberty Capital	194	$10.77
Series A Liberty Interactive	2,722	$8.69
Series A Liberty Starz	198	$38.19

        The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2010, 2009 and 2008 was $20 million, $14 million and $4 million, respectively.

Starz

        Starz had fully vested outstanding Phantom Stock Appreciation Rights ("PSARs") held by its founder and former CEO. Effective September 30, 2009, the founder and former CEO elected to exercise all of his remaining PSARs. In December of 2010 Starz paid cash of $150 million to the founder and former CEO for his PSARs which was determined by a valuation process.

Other

        Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(16) Employee Benefit Plans

        Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $28 million, $31 million and $31 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign currency translation adjustments	Unrealized holding gains (losses) on securities	Share of AOCI of equity affiliates	Other	AOCI of discontinued operations	AOCI
	amounts in millions
Balance at January 1, 2008	$264	1,264	4	(46)	2,587	4,073
Other comprehensive loss attributable to Liberty Media Corporation stockholders	(46)	(227)	(10)	(62)	(2,618)	(2,963)
Cumulative effect of accounting change	—	(1,040)	—	—	—	(1,040)

Balance at December 31, 2008	218	(3)	(6)	(108)	(31)	70
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	10	203	(5)	43	31	282

Balance at December 31, 2009	228	200	(11)	(65)	—	352
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(52)	(140)	7	59	—	(126)

Balance at December 31, 2010	$176	60	(4)	(6)	—	226

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2010:
Foreign currency translation adjustments	$(60)	23	(37)
Unrealized holding gains on securities arising during period	127	(48)	79
Reclassification adjustment for holding gains realized in net loss	(353)	134	(219)
Share of other comprehensive loss of equity affiliates	11	(4)	7
Other	95	(36)	59

Other comprehensive earnings	$(180)	69	(111)

Year ended December 31, 2009:
Foreign currency translation adjustments	$5	(2)	3
Unrealized holding gains on securities arising during period	371	(141)	230
Reclassification adjustment for holding gains realized in net loss	(44)	17	(27)
Share of other comprehensive loss of equity affiliates	(8)	3	(5)
Other	69	(26)	43
Other comprehensive earnings from discontinued operations	50	(19)	31

Other comprehensive earnings	$443	(168)	275

Year ended December 31, 2008:
Foreign currency translation adjustments	$(31)	12	(19)
Unrealized holding losses on securities arising during period	(806)	306	(500)
Reclassification adjustment for holding losses realized in net earnings	440	(167)	273
Share of other comprehensive loss of equity affiliates	(16)	6	(10)
Other	(100)	38	(62)
Other comprehensive loss from discontinued operations	(4,223)	1,605	(2,618)

Other comprehensive loss	$(4,736)	1,800	(2,936)

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

        Starz paid Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $46 million in 2008.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(19) Commitments and Contingencies

Film Rights

        Starz, a wholly-owned subsidiary of Liberty, provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz at December 31, 2010 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2010 is payable as follows: $50 million in 2011 and $3 million in 2012.

        Starz has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at December 31, 2010. In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") (i) a total of $190 million in four equal annual installments beginning in 2011 for a contract extension through 2014, and (ii) a total of $120 million in three equal annual installments beginning in 2015 for a new output agreement. Starz's estimate of amounts payable under these agreements is as follows: $493 million in 2011; $118 million in 2012; $81 million in 2013; $67 million in 2014; $55 million in 2015 and $90 million thereafter.

        In addition, Starz is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2012 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2015. Films are generally available to Starz for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

Guarantees

        Liberty guarantees Starz's obligations under certain of its studio output agreements. At December 31, 2010, Liberty's guarantees for studio output obligations for films released by such date aggregated $653 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

December 31, 2010, 2009 and 2008

not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

Employment Contracts

        The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2010 aggregated $200 million, which is payable as follows: $83 million in 2011, $71 million in 2012, $20 million in 2013, $13 million in 2014 and $13 million in 2015. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Operating Leases

        Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $56 million, $53 million and $50 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2010 follows (amounts in millions):

Years ending December 31:
2011	$45
2012	$42
2013	$38
2014	$30
2015	$26
Thereafter	$179

        It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2010.

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

        During the fourth quarter of 2010, TruePosition, attributed to the Liberty Capital Group, received $48 million in cash for settlement of a patent infringement matter.

Other

        During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

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

December 31, 2010, 2009 and 2008

accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

        As discussed in Note 2, effective September 30, 2010, the Company's board of directors approved a change in attribution of Starz Media from the Capital Group to the Starz Group to better align the remaining businesses of Starz Media with the legacy Starz Entertainment business to form a combined Starz entity that we refer to as Starz, LLC. The Starz Media Reattribution did not have any impact on the consolidated results of Liberty and was reflected on prospective basis for Tracking Stock purposes. This change in attribution of Starz Media changed how these entities are reviewed and operated from the Liberty consolidated view point and thus gives rise to a new presentation for segment reporting purposes for both the current and prior year periods.

        Prior its reattribution the biggest driver of the Starz Media business unit was its theatrical production business which is no longer being operated except for the remaining exploitation of its existing film library in non primary markets. As a result, we do not expect the effect of the remaining Starz Media businesses in future periods to materially change Starz, LLC's operations prospectively. Based on this lack of comparability and the importance of maintaining the integrity of the historical tracking stock results we have included a segment reclassification adjustment for both the Starz Group and the Capital Group in order to reconcile to the historical attributed results for each group.

        For the year ended December 31, 2010, Liberty has identified the following businesses as its reportable segments:

  •
  QVC—consolidated subsidiary attributed to the Interactive Group that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its U.S. and international websites.

  •
  Starz, LLC—consolidated subsidiary attributed to the Starz Group that provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops and acquires entertainment content and distributes such content to consumers in the United States and throughout the world.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant accounting policies.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Performance Measures

	Years ended December 31,
	2010		2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$7,807	1,671	7,352	1,556	7,285	1,494
Corporate and other	1,125	75	953	98	794	61

	8,932	1,746	8,305	1,654	8,079	1,555

Starz Group
Starz, LLC	$1,646	348	1,557	291	1,432	112
Corporate and other	13	(14)	11	(10)	13	(11)
Adjustment for Tracking Stock purposes(1)	(317)	67	(364)	93	(321)	189

	1,342	401	1,204	374	1,124	290

Capital Group
Corporate and other	$391	(10)	285	(82)	293	(108)
Adjustment for Tracking Stock purposes(1)	317	(67)	364	(93)	321	(189)

	708	(77)	649	(175)	614	(297)

Consolidated Liberty	$10,982	2,070	10,158	1,853	9,817	1,548

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

Other Information

	December 31,
	2010			2009
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,665	2	220	14,735	2	181
Corporate and other	2,629	947	38	2,608	893	27

	16,294	949	258	17,343	895	208

Starz Group
Starz, LLC	1,708	—	9	2,217	—	12
Corporate and other	831	—	—	591	—	—
Adjustment for Tracking Stock purposes(1)	—	—	(2)	(610)	—	(2)

	2,539	—	7	2,198	—	10

Capital Group
Corporate and other	8,189	91	7	8,763	135	44
Adjustment for Tracking Stock purposes(1)	—	—	2	610	—	2

	8,189	91	9	9,373	135	46

Inter-group eliminations	(422)	—	—	(283)	—	—

Consolidated Liberty	$26,600	1,040	274	28,631	1,030	264

(1)
As discussed above due to the change in segments the prior periods have been changed to reflect the current segment presentation. The adjustment is necessary to align the Tracking Stock subtotals to the Unaudited Attributed Financial Information for Tracking Stock Groups found in Exhibit 99.1, wherein this change in attribution has been reflected prospectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
Consolidated segment Adjusted OIBDA	$2,070	1,853	1,548
Stock-based compensation	(150)	(128)	(49)
Depreciation and amortization	(661)	(666)	(688)
Legal settlement	48	—	—
Impairment of long-lived assets	(4)	(9)	(1,569)
Interest expense	(647)	(628)	(667)
Share of earnings (losses) of affiliates	50	(58)	(1,263)
Realized and unrealized gains (losses) on derivative instruments, net	232	(155)	(260)
Gains on dispositions, net	569	284	15
Other than temporary declines in fair value of investments	—	(9)	(441)
Other, net	51	137	343

Earnings (loss) from continuing operations before income taxes	$1,558	621	(3,031)

Revenue by Geographic Area

        Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2010	2009	2008
	amounts in millions
United States	$8,256	7,662	7,315
Japan	1,020	871	781
Germany	960	944	956
Other foreign countries	746	681	765

Consolidated Liberty	$10,982	10,158	9,817

Long-lived Assets by Geographic Area

	December 31,
	2010	2009
	amounts in millions
United States	$715	761
Japan	182	168
Germany	216	251
Other foreign countries	172	125

Consolidated Liberty	$1,285	1,305

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(21) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	amounts in millions, except per share amounts
2010:
Revenue	$2,498	2,564	2,538	3,382

Operating income	$240	287	294	482

Earnings from continuing operations	$399	41	194	1,303

Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$22	(82)	26	849

Series A and Series B Liberty Starz common stock	$57	61	48	40

Series A and Series B Liberty Interactive common stock	$310	58	105	398

Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$.23	(.86)	.30	10.11

Series A and Series B Liberty Starz common stock	$1.14	1.22	.96	.78

Series A and Series B Liberty Interactive common stock	$.52	.10	.18	.67

Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$.22	(.86)	.29	9.76

Series A and Series B Liberty Starz common stock	$1.10	1.20	.92	.77

Series A and Series B Liberty Interactive common stock	$.51	.10	.17	.66

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	amounts in millions, except per share amounts
2009:
Revenue	$2,253	2,434	2,302	3,169

Operating income	$212	322	167	349

Earnings (loss) from continuing operations	$(148)	396	(100)	489

Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$(160)	201	(132)	218

Series A and Series B Liberty Starz common stock	$81	149	2	5,845

Series A and Series B Liberty Interactive common stock	$(57)	128	(6)	193

Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.09	(1.38)	2.27

Series A and Series B Liberty Starz common stock	$.12	.11	.06	.22

Series A and Series B Liberty Interactive common stock	$(.10)	.22	(.01)	.32

Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.07	(1.38)	2.22

Series A and Series B Liberty Starz common stock	$.12	.11	.06	.21

Series A and Series B Liberty Interactive common stock	$(.10)	.21	(.01)	.32

Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.09	(1.38)	2.27

Series A and Series B Liberty Starz common stock	$.16	.29	—	19.42

Series A and Series B Liberty Interactive common stock	$(.10)	.22	(.01)	.32

Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$(1.67)	2.07	(1.38)	2.22

Series A and Series B Liberty Starz common stock	$.16	.29	—	19.29

Series A and Series B Liberty Interactive common stock	$(.10)	.21	(.01)	.32

PART III.

        The following required information will be included in an amendment to this Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

        We expect to file our amendment to this Form 10-K with the Securities and Exchange Commission on or before April 29, 2011.

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
10—Material Contracts:
10.1
Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC ("Old Liberty"), Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33982) as filed on February 25, 2010 (the "Liberty 2009 10-K")).

10.2	First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).
10.3
Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.3 to the Liberty 2009 10-K).
10.4
Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty 2009 10-K).
10.5
Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty 2009 10-K).
10.6
Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Liberty 2009 10-K).
10.7
Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty 2009 10-K).
10.8
Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty 2009 10-K).
10.9
Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty 2009 10-K).
10.10
Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty 2009 10-K).

10.11	Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Old Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Old Liberty and John C. Malone (collectively, the "Malone Employment Agreement") (incorporated by reference to Exhibit 10.11 to the Liberty 2009 10-K).
10.12	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty 2009 10-K).
10.13
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009) (the "Liberty 2008 10-K")).
10.14	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty 2008 10-K).
10.15	Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.15 to the Liberty 2009 10-K)
10.16	Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.16 to the Liberty 2009 10-K).
10.17
Liberty Media Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to Liberty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33982) as filed on August 9, 2010 (the "Liberty 2010 10-Q")).
10.18
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.17 to the Liberty 2009 10-K).
10.19
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for all other award recipients] (incorporated by reference to Exhibit 10.18 to the Liberty 2009 10-K).
10.20
Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Liberty 2009 10-K).
10.21	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).
10.22
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (the "Director Plan") (incorporated by reference to Exhibit 10.21 to the Liberty 2009 10-K).
10.23	Form of Stock Appreciation Rights Agreement under the Director Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).
10.24	Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).
10.25
Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

10.26	Executive Employment Agreement, dated as of December 19, 2009, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Liberty 2010 10-Q).
10.27
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Liberty 2008 10-K).
10.28
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).
10.29
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
10.32
Amendment No. 1 to the Voting and Right of First Refusal Agreement, dated as of July 29, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty July 2009 8-K).
10.33
Amendment No. 2 to the Voting and Right of First Refusal Agreement, dated as of October 2, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty October 2009 8-K).
10.34
Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 to Old DTV 8-K).
10.35
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

LIBERTY MEDIA CORPORATION
Dated: February 28, 2011	By	/s/ GREGORY B. MAFFEI Gregory B. Maffei Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE John C. Malone	Chairman of the Board and Director	February 28, 2011
/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director, Chief Executive Officer and President	February 28, 2011
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	February 28, 2011
/s/ DONNE F. FISHER Donne F. Fisher	Director	February 28, 2011
/s/ M. IAN G. GILCHRIST M. Ian G. Gilchrist	Director	February 28, 2011
/s/ EVAN D. MALONE Evan D. Malone	Director	February 28, 2011
/s/ DAVID E. RAPLEY David E. Rapley	Director	February 28, 2011
/s/ M. LAVOY ROBISON M. LaVoy Robison	Director	February 28, 2011
/s/ LARRY E. ROMRELL Larry E. Romrell	Director	February 28, 2011
/s/ DAVID J.A. FLOWERS David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	February 28, 2011
/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2011

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
10—Material Contracts:
10.1
Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC ("Old Liberty"), Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33982) as filed on February 25, 2010 (the "Liberty 2009 10-K")).
10.2
First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).
10.3
Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.3 to the Liberty 2009 10-K).
10.4
Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty 2009 10-K).
10.5
Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty 2009 10-K).
10.6
Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Liberty 2009 10-K).
10.7
Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty 2009 10-K).
10.8
Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty 2009 10-K).

10.9	Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty 2009 10-K).
10.10
Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Old Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty 2009 10-K).
10.11
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Old Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Old Liberty and John C. Malone (collectively, the "Malone Employment Agreement") (incorporated by reference to Exhibit 10.11 to the Liberty 2009 10-K).
10.12	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty 2009 10-K).
10.13
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009) (the "Liberty 2008 10-K")).
10.14	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty 2008 10-K).
10.15	Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.15 to the Liberty 2009 10-K)
10.16	Liberty Media Corporation 2007 Incentive Plan (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.16 to the Liberty 2009 10-K).
10.17
Liberty Media Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to Liberty's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33982) as filed on August 9, 2010 (the "Liberty 2010 10-Q")).
10.18
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.17 to the Liberty 2009 10-K).
10.19
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for all other award recipients] (incorporated by reference to Exhibit 10.18 to the Liberty 2009 10-K).
10.20
Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Liberty 2009 10-K).
10.21	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.22	Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (the "Director Plan") (incorporated by reference to Exhibit 10.21 to the Liberty 2009 10-K).
10.23	Form of Stock Appreciation Rights Agreement under the Director Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).
10.24	Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).
10.25
Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).
10.26	Executive Employment Agreement, dated as of December 19, 2009, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Liberty 2010 10-Q).
10.27
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Liberty 2008 10-K).
10.28
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).
10.29
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
10.32
Amendment No. 1 to the Voting and Right of First Refusal Agreement, dated as of July 29, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty July 2009 8-K).
10.33
Amendment No. 2 to the Voting and Right of First Refusal Agreement, dated as of October 2, 2009, by and among LEI, Old DTV, DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 99.1 to the Liberty October 2009 8-K).

10.34	Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 to Old DTV 8-K).
10.35
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

        We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of changes in stockholders' equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Noncontrolling Interests in Consolidated Financial Statements codified in ASC 810, Consolidations, effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Seattle, Washington
February 10, 2011

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$3,348,109	$2,955,426	$2,937,013
Costs and expenses:
Cost of revenue(1)	692,832	607,251	638,709
Selling and marketing(1)	1,204,141	1,027,062	1,105,337
Technology and content(1)	362,447	319,708	287,763
General and administrative(1)	314,109	290,484	268,721
Amortization of intangible assets	37,123	37,681	69,436
Occupancy tax assessments and legal reserves	5,542	67,658	—
Restructuring charges	—	34,168	—
Impairment of goodwill	—	—	2,762,100
Impairment of intangible and other long-lived assets	—	—	233,900

Operating income (loss)	731,915	571,414	(2,428,953)
Other income (expense):
Interest income	7,160	6,206	30,411
Interest expense	(101,291)	(84,233)	(71,984)
Other, net	(17,216)	(35,364)	(44,178)

Total other expense, net	(111,347)	(113,391)	(85,751)

Income (loss) before income taxes	620,568	458,023	(2,514,704)
Provision for income taxes	(195,008)	(154,400)	(5,966)

Net income (loss)	425,560	303,623	(2,520,670)
Net (income) loss attributable to noncontrolling interests	(4,060)	(4,097)	2,907

Net income (loss) attributable to Expedia, Inc.	$421,500	$299,526	$(2,517,763)

Net income (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.49	$1.04	$(8.80)
Diluted	1.46	1.03	(8.80)
Shares used in computing income (loss) per share:
Basic	282,465	288,214	286,167
Diluted	288,028	292,141	286,167
Dividends declared per common share	$0.28	$—	$—

(1)
Includes stock-based compensation as follows:

Cost of revenue	$2,401	$2,285	$2,252
Selling and marketing	13,867	12,440	10,198
Technology and content	14,326	15,700	15,111
General and administrative	29,096	31,236	33,730

Total stock-based compensation	$59,690	$61,661	$61,291

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$714,332	$642,544
Restricted cash and cash equivalents	14,215	14,072
Short-term investments	515,627	45,849
Accounts receivable, net of allowance of $12,114 and $14,562	328,468	307,817
Prepaid expenses, prepaid merchant bookings and other current assets	128,985	214,767

Total current assets	1,701,627	1,225,049
Property and equipment, net	277,061	236,820
Long-term investments and other assets	232,239	48,262
Intangible assets, net	797,707	823,031
Goodwill	3,642,360	3,603,994

TOTAL ASSETS	$6,650,994	$5,937,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, merchant	$700,730	$652,893
Accounts payable, other	181,765	160,471
Deferred merchant bookings	654,632	679,305
Deferred revenue	29,466	17,204
Accrued expenses and other current liabilities	322,827	325,184

Total current liabilities	1,889,420	1,835,057
Long-term debt	1,644,894	895,086
Deferred income taxes, net	248,461	223,959
Other long-term liabilities	131,516	233,328
Commitments and contingencies
Stockholders' equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	348	343
Authorized shares: 1,600,000
Shares issued: 348,416 and 342,812
Shares outstanding: 248,347 and 263,929
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,116,697	6,034,164
Treasury stock—Common stock, at cost	(2,241,191)	(1,739,198)
Shares: 100,069 and 78,883
Retained earnings (deficit)	(1,194,533)	(1,616,033)
Accumulated other comprehensive income (loss)	(8,803)	3,379

Total Expedia, Inc. stockholders' equity	2,672,544	2,682,681
Noncontrolling interest	64,159	67,045

Total stockholders' equity	2,736,703	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,650,994	$5,937,156

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

			Class B common stock
	Common stock					Treasury stock			Accumulated other comprehensive income (loss)
					Additional paid-in capital			Retained earnings		Noncontrolling Interest
	Shares	Amount	Shares	Amount		Shares	Amount				Total
Balance as of December 31, 2007	337,056,760	$337	25,599,998	$26	$5,902,582	77,567,658	$(1,718,833)	$602,204	$23,696	$70,004	$4,880,016
Net loss (excludes $1,187 net income attributable to redeemable noncontrolling interest)								(2,517,763)		(4,094)	(2,521,857)
Components of comprehensive loss:
Net loss on derivative contracts									(339)		(339)
Currency translation adjustment									(39,359)	3,271	(36,088)
Settlement of derivative liability					10,500						10,500
Capital contribution from sale of business					1,624						1,624
Proceeds from exercise of equity instruments	2,468,708	3			6,330						6,333
Tax deficiencies on equity awards					(1,646)						(1,646)
Treasury stock activity related to vesting of equity instruments						583,515	(12,402)				(12,402)
Noncontrolling interest share repurchase										(5,451)	(5,451)
Changes in ownership of noncontrolling interest										180	180
Stock-based compensation expense					60,094						60,094

Balance as of December 31, 2008	339,525,468	340	25,599,998	26	5,979,484	78,151,173	(1,731,235)	(1,915,559)	(16,002)	63,910	2,380,964
Net income (excludes $3,085 of net income attributable to redeemable noncontrolling interest)								299,526		1,012	300,538
Component of comprehensive income:
Currency translation adjustment									19,381	254	19,635
Proceeds from exercise of equity instruments	3,286,532	3			15,749						15,752
Tax deficiencies on equity awards					(13,061)						(13,061)
Treasury stock activity related to vesting of equity instruments						731,595	(7,963)				(7,963)
Adjustment to the fair value of redeemable noncontrolling interest					(7,800)						(7,800)
Changes in ownership of noncontrolling interest										1,869	1,869
Stock-based compensation expense					59,805						59,805
Other					(13)						(13)

Balance as of December 31, 2009	342,812,000	343	25,599,998	26	6,034,164	78,882,768	(1,739,198)	(1,616,033)	3,379	67,045	2,749,726
Net income (excludes $2,965 of net income attributable to redeemable noncontrolling interest)								421,500		1,095	422,595
Components of comprehensive income:
Currency translation adjustment									(12,511)	515	(11,996)
Unrealized gain on securities available for sale									329		329
Proceeds from exercise of equity instruments	5,604,175	5			48,810						48,815
Tax benefits on equity awards					118,103						118,103
Treasury stock activity related to vesting of equity instruments						570,480	(12,739)				(12,739)
Common stock repurchases						20,616,202	(489,254)				(489,254)
Cash dividends paid					(79,076)						(79,076)
Adjustment to the fair value of redeemable noncontrolling interests					(41,382)						(41,382)
Changes in ownership of noncontrolling interests					(19,161)					(4,496)	(23,657)
Stock-based compensation expense					56,427						56,427
Other					(1,188)						(1,188)

Balance as of December 31, 2010	348,416,175	$348	25,599,998	$26	$6,116,697	100,069,450	$(2,241,191)	$(1,194,533)	$(8,803)	$64,159	$2,736,703

        We had 751 shares of preferred stock outstanding as of December 31, 2010 and 2009.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$425,560	$303,623	$(2,520,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	118,402	102,782	76,800
Amortization of stock-based compensation	59,690	61,661	61,291
Amortization of intangible assets	37,123	37,681	69,436
Deferred income taxes	23,581	(12,620)	(209,042)
Impairment of goodwill	—	—	2,762,100
Impairment of intangible and other long-lived assets	—	—	233,900
Foreign exchange (gain) loss on cash and cash equivalents, net	20,447	(4,679)	77,958
Realized (gain) loss on foreign currency forwards	(8,822)	(29,982)	55,175
Other	499	10,268	(654)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(35,382)	(36,360)	32,208
Prepaid expenses, prepaid merchant bookings and other current assets	82,405	(19,477)	(15,072)
Accounts payable, merchant	49,648	26,466	(75,443)
Accounts payable, other, accrued expenses and other current liabilities	18,282	79,552	54,400
Deferred merchant bookings	(24,679)	155,665	(85,443)
Deferred revenue	10,729	1,424	3,744

Net cash provided by operating activities	777,483	676,004	520,688

Investing activities:
Capital expenditures, including internal-use software and website development	(155,189)	(92,017)	(159,827)
Purchases of investments	(990,429)	(45,903)	(92,923)
Sales and maturities of investments	366,036	93,092	—
Acquisitions, net of cash acquired	(50,465)	(45,007)	(538,439)
Net settlement of foreign currency forwards	8,822	29,982	(55,175)
Reclassification of Reserve Primary Fund holdings	—	—	(80,360)
Distributions from Reserve Primary Fund	5,482	10,677	64,387
Other, net	(1,953)	1,357	2,779

Net cash used in investing activities	(817,696)	(47,819)	(859,558)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,470	—	392,348
Credit facility borrowings	—	—	740,000
Credit facility repayments	—	(650,000)	(675,000)
Payment of dividends to stockholders	(79,076)	—	—
Purchase of additional interests in controlled subsidiaries	(77,929)	—	—
Treasury stock activity	(501,993)	(7,963)	(12,865)
Proceeds from exercise of equity awards	50,615	15,794	6,353
Excess tax benefit on equity awards	8,753	1,544	3,191
Changes in restricted cash and cash equivalents	164	(10,716)	11,753
Other, net	(11,123)	(8,991)	(979)

Net cash provided by (used in) financing activities	131,881	(660,332)	464,801
Effect of exchange rate changes on cash and cash equivalents	(19,880)	9,279	(77,905)

Net increase (decrease) in cash and cash equivalents	71,788	(22,868)	48,026
Cash and cash equivalents at beginning of year	642,544	665,412	617,386

Cash and cash equivalents at end of year	$714,332	$642,544	$665,412

Supplemental cash flow information
Cash paid for interest	$78,379	$78,629	$53,459
Income tax payments, net	163,405	198,368	179,273

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1—Organization and Basis of Presentation

  Description of Business

        Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, the TripAdvisor® Media Network, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia™, Expedia® CruiseShipCenters®, eLong™, Inc. ("eLong") and Venere Net SpA ("Venere"). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as "Expedia," the "Company," "us," "we" and "our" in these consolidated financial statements.

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

NOTE 2—Significant Accounting Policies

  Consolidation

        Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity's outstanding common stock. We record noncontrolling interest in our consolidated financial statements to recognize the minority

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the noncontrolling interest share of net income or loss from eLong as well as net income or loss from our redeemable noncontrolling interest entities. eLong is a separately listed company on the NASDAQ and, therefore, subject to its own audit which could result in possible adjustments that are not material to Expedia, Inc. but could be material to eLong.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to hotel bookings.

        Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. For agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked. The majority of agency revenue primarily relates to airline ticket bookings.

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

        We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

specified period of time, we charge the traveler a cancellation fee or penalty that approximates the amount a hotel may invoice us for the cancellation.

        Agency and Merchant Air.    We record revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

        Agency Hotel, Car and Cruise.    In addition to air tickets, our agency revenue comes from certain hotel transactions as well as cruise and car rental reservations. We generally record agency revenue from hotel, cruise and car reservations on an accrual basis when the travel occurs. We record an allowance for cancellations on this revenue based on historical experience.

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

  Cash and Cash Equivalents

        Our cash and cash equivalents include cash and liquid financial instruments, including money market funds and time deposit investments, with maturities of 90 days or less when purchased.

  Short-term and Long-term Investments

        We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Based on our intent and ability to hold certain assets until maturity, we may classify certain debt securities as held to maturity and measure them at amortized cost. Investments classified as available for sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses from the sale of available for sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments with remaining maturities ranging from one year to four years are classified within long-term investments and other assets.

        We record investments using the equity method when we have the ability to exercise significant influence over the investee.

        We periodically evaluate the recoverability of investments and record a write-down to fair value if a decline in value is determined to be other-than-temporary.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. See Note 6—Goodwill and Intangible Assets, Net for discussion of impairment of goodwill and indefinite-lived assets in 2008.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

  Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

        Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. See Note 6—Goodwill and Intangible Assets, Net for discussion of impairment of other long-lived assets in 2008.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        At December 31, 2010 and 2009, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

  Foreign Currency Translation and Transaction Gains and Losses

        Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income ("OCI"). Due to the nature of our operations and our corporate structure, we also have subsidiaries that have significant transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

        To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, as discussed above, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities.

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

  Advertising Expense

        We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2010, 2009 and 2008, our advertising expense was $589 million, $543 million, and $598 million. As of December 31, 2010 and 2009, we had $12 million and $10 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

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

  Fair Value Recognition, Measurement and Disclosure

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

        We disclose the fair value of our financial instruments based on the fair value hierarchy using the following three categories:

  Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

  Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

  Level 3—Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

  Certain Risks and Concentrations

        Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 42% of its total revenue for the year ended December 31, 2009 and approximately 43% of its total revenue for the nine months ended September 30, 2010.

        Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Canadian dollars, euros and British pound sterling.

  Contingent Liabilities

        We have a number of regulatory and legal matters outstanding, as discussed further in Note 15—Commitments and Contingencies. Periodically, we review the status of all significant outstanding

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

  Occupancy Tax

        Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 15—Commitment and Contingencies for further discussion.

  New Accounting Pronouncements

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

NOTE 3—Acquisitions and Other Investments

        During 2010, 2009 and 2008, we acquired a number of companies including various online travel media content companies as well as travel product and service companies, which included the 2008 purchase of Venere, an online travel provider based in Italy that focuses on hotel reservations under an

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

agency model. The following table summarizes the allocation of the purchase price for all acquisitions made in the three years ended December 31, 2010, in thousands:

	2010	2009	2008
Goodwill	$54,008	$51,947	$328,449
Intangible assets with definite lives(1)	13,359	23,897	112,968
Intangible assets with indefinite lives	—	—	47,641
Net liabilities and non-controlling interests acquired(2)	(5,138)	(15,283)	(14,486)

Total(3)	$62,229	$60,561	$474,572

(1)
The weighted average life of acquired intangible assets during 2010, 2009 and 2008 was 5.1 years, 6.6 years and 8.3 years.

(2)
Includes cash acquired of $3 million, $7 million and $21 million during 2010, 2009 and 2008.

(3)
As of December 31, 2010 and 2008, $9 million and $10 million of the total purchase price was accrued with the remainder paid in cash during the respective years. For 2009, the total purchase price includes noncash consideration of $20 million related to the removal of an equity method investment upon our acquisition of a controlling interest, as discussed below, with the remainder paid in cash during the year.

        In addition, during 2009 and 2008, we paid $10 million and $95 million of contingent purchase consideration under prior acquisitions as well as other acquisition related-costs.

        The purchase price allocation of the 2010 acquisitions is preliminary for up to 12 months after the acquisition dates and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2010, 2009 and 2008 was not significant.

        In 2009, we acquired an additional interest in an equity method investment for $3 million in cash, which was included within the 2009 total purchase price above, and resulted in a 60% majority ownership interest and our consolidation of this entity. In conjunction with our acquisition of additional interest, we remeasured our previously held equity interest to fair value and recognized a loss of $5 million in other, net during the period. The fair value of the 40% noncontrolling interest in the company was estimated to be $15 million at the time of acquisition. Both fair value assessments were determined based on various valuation techniques, including market comparables and discounted cash flow projections.

        In addition to and including the 60% majority ownership interest discussed above, certain of our acquisitions made during 2009 and 2008 include noncontrolling interests with certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company, at fair value or at adjusted fair values at our discretion, during various periods from 2011 through 2013. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the noncontrolling interest, classified in other long-term liabilities, and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations are based on various valuation techniques, including market comparables and discounted cash flow

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

projections. At December 31, 2010 and 2009, our redeemable noncontrolling interest balances were $32 million and $23 million.

NOTE 4—Fair Value Measurements

        Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$359,169	$359,169	$—
Investments:
Time deposits	434,315	—	434,315
Corporate debt securities	243,963	—	243,963

Total assets	$1,037,447	$359,169	$678,278

Liabilities
Foreign currency forward contracts	$1,431	$—	$1,431

        Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$313,480	$313,480	$—
Investments:
Time deposits	45,849	—	45,849
Foreign currency forward contracts	250	—	250

Total assets	$359,579	$313,480	$46,099

        We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

        During 2010, we began investing in investment grade corporate debt securities all of which are classified as available for sale. As of December 31, 2010, we had $81 million of short-term and $163 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million. Proceeds from sales and maturities of available-for-sale securities were $8 million for the year ended December 31, 2010 and realized gains and losses on sales were immaterial.

        We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

less than one year are classified within short-term investments. Of the total time deposit investments, $88 million related to balances held by our majority-owned subsidiaries as of December 31, 2010 and the entire balance as of December 31, 2009 was held by our majority-owned subsidiaries.

        We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2010, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $96 million. We had a net forward liability of $1 million as of December 31, 2010 recorded in accrued expenses and other current liabilities and a net forward asset of less than $1 million recorded in prepaid and other current assets as of December 31, 2009. We recorded $6 million in net gains, $32 million in net gains and $56 million in net losses from foreign currency forward contracts in 2010, 2009 and 2008.

NOTE 5—Property and Equipment, Net

        Our property and equipment consists of the following:

	December 31,
	2010	2009
	(In thousands)
Capitalized software development	$419,046	$355,088
Computer equipment	130,137	100,451
Furniture and other equipment	82,767	65,098
Leasehold improvements	75,615	68,832

	707,565	589,469
Less: accumulated depreciation	(459,371)	(372,050)
Projects in progress	28,867	19,401

Property and equipment, net	$277,061	$236,820

        As of December 31, 2010 and 2009, our recorded capitalized software development costs, net of accumulated amortization, were $150 million and $125 million. For the years ended December 31, 2010, 2009, and 2008, we recorded amortization of capitalized software development costs of $69 million, $63 million, and $47 million, most of which is included in technology and content expenses.

NOTE 6—Goodwill and Intangible Assets, Net

        The following table presents our goodwill and intangible assets as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Goodwill	$3,642,360	$3,603,994
Intangible assets with indefinite lives	688,836	690,028
Intangible assets with definite lives, net	108,871	133,003

	$4,440,067	$4,427,025

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        Impairment Assessments.    We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2010 and 2009, we had no impairments.

        During the fourth quarter of 2008, as a result of a significant decline in our stock price and operating results partly due to negative impacts from foreign exchange rates and macroeconomic weakness, we performed an interim assessment of goodwill and indefinite-lived intangible assets as of December 1, 2008. Accordingly, we performed an interim first step of our impairment assessment for each of our reporting units and determined there was a potential impairment of goodwill in certain reporting units. Therefore, we performed the second step of the assessment in which we compared the implied fair value of those reporting unit's goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

        We measured the fair value of each of our reporting units and both our indefinite-lived and definite lived intangible assets using accepted valuation techniques as described above in Note 2—Significant Accounting Policies. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions were based on the actual historical performance of each of the reporting units and took into account the weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the reporting unit fair values, we reconciled the aggregate fair values of the reporting units determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of our stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate redemption values of our debt. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date and consider such other quantitative and qualitative factors we consider relevant, which may change depending on the date for which the assessment is made. This assessment resulted in the recognition in the fourth quarter of 2008 of a loss on impairment of long-term assets of approximately $3 billion, which consists of $2.8 billion of goodwill and $223 million of indefinite-lived trade names. A deferred tax benefit of $189 million was recognized as a result of these charges. Of the $2.8 billion goodwill impairment charge in 2008, $2.5 billion of the goodwill impairment related to our Leisure segment and $282 million to our TripAdvisor Media Network segment. Of the $223 million indefinite-lived trade name impairment charge in 2008, all such impairments related to our Leisure segment.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        Goodwill.    The following table presents the changes in goodwill by reportable segment:

	Leisure	TripAdvisor Media Network	Egencia	Total
	(In thousands)
Balance as of January 1, 2009	$2,790,678	$704,749	$43,142	$3,538,569
Additions	23,781	29,505	—	53,286
Foreign exchange translation	8,849	1,002	2,288	12,139

Balance as of December 31, 2009	2,823,308	735,256	45,430	3,603,994
Additions	14,592	40,703	494	55,789
Foreign exchange translation	(15,751)	1,738	(3,410)	(17,423)

Balance as of December 31, 2010	$2,822,149	$777,697	$42,514	$3,642,360

        In 2010 and 2009, the additions to goodwill relate primarily to our acquisitions as described in Note 3—Acquisitions and Other Investments.

        As of December 31, 2010 and 2009, accumulated goodwill impairment losses in total were $2.8 billion, of which $2.5 billion is associated with Leisure and $282 million with TripAdvisor Media Network.

        Indefinite-lived Intangible Assets.    Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

        Intangible Assets with Definite Lives.    The following table presents the components of our intangible assets with definite lives as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$288,358	$(240,378)	$47,980	$287,469	$(230,732)	$56,737
Technology	232,554	(210,346)	22,208	228,645	(202,997)	25,648
Affiliate agreements	34,782	(26,079)	8,703	34,782	(22,243)	12,539
Customer lists	28,246	(23,066)	5,180	28,259	(22,475)	5,784
Domain names	12,309	(11,206)	1,103	11,770	(10,599)	1,171
Other	271,955	(248,258)	23,697	270,328	(239,204)	31,124

Total	$868,204	$(759,333)	$108,871	$861,253	$(728,250)	$133,003

        Amortization expense was $37 million, $38 million, and $69 million for the years ended December 31, 2010, 2009 and 2008. Included within amortization expense for 2010 was a charge of approximately $4 million related to changes in the estimated value of contingent purchase consideration.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2010, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2011	$27,640
2012	21,790
2013	16,109
2014	9,848
2015	6,534
2016 and thereafter	26,950

Total	$108,871

NOTE 7—Debt

        The following table sets forth our outstanding debt:

	December 31, 2010	December 31, 2009
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,673	$395,086
7.456% senior notes due 2018	500,000	500,000
5.95% senior notes due 2020, net of discount	749,221	—

Long-term debt	$1,644,894	$895,086

  Long-term Debt

        Our $400 million in senior unsecured notes outstanding at December 31, 2010 are due in July 2016 and bear interest at 8.5% (the "8.5% Notes"). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor's and Moody's and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a "make-whole" premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

        Our $500 million in registered senior unsecured notes outstanding at December 31, 2010 are due in August 2018 and bear interest at 7.456% (the "7.456% Notes"). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a "make-whole" premium, in whole or in part at any time at our option.

        In August 2010, we privately placed $750 million of senior unsecured notes due in August 2020. In December 2010, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the "5.95% Notes"). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2011. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified "make-whole" premium.

        The 8.5%, 7.456% and 5.95% Notes (collectively the "Notes") are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 20—Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $49 million and $31 million as of December 31, 2010 and 2009.

        Based on quoted market prices, the approximate fair value of our Notes was as follows:

	December 31, 2010	December 31, 2009
	(In millions)
8.5% senior notes	$438	$431
7.456% senior notes	561	546
5.95% senior notes	743	—

  Credit Facility

        In February 2010, we entered into a new $750 million, three-year unsecured revolving credit facility with a group of lenders, replacing our prior $1 billion credit facility. In August 2010, we amended the facility extending the maturity to August 2014, decreasing the interest rate spreads and fees and modifying certain covenants and other terms. The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries, which are the same as under the Notes. As of December 31, 2010 and 2009, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company's credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points and undrawn amounts bearing interest at 37.5 basis points as of December 31, 2010. The facility contains financial covenants consisting of a leverage ratio and a minimum interest coverage ratio.

        The amount of stand-by letters of credit ("LOC") issued under the facility reduced the amount available to us. As of December 31, 2010 and 2009, there were $27 million and $42 million of outstanding stand-by LOCs issued under the respective facilities.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 8—Employee Benefit Plans

        Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $14 million, $11 million and $12 million for the years ended December 31, 2010, 2009 and 2008.

NOTE 9—Stock-Based Awards and Other Equity Instruments

        Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2010, we had approximately 22 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

        The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2008	9,675	$24.74
Granted	1,275	8.14
Exercised	(618)	10.14
Cancelled	(498)	29.14

Balance as of December 31, 2008	9,834	23.29
Granted	10,324	7.83
Exercised	(879)	17.88
Cancelled	(1,278)	16.46

Balance as of December 31, 2009	18,001	15.17
Granted	5,816	26.21
Exercised	(3,669)	12.48
Cancelled	(1,943)	15.48

Balance as of December 31, 2010	18,205	17.95	5.1	$157,662

Exercisable as of December 31, 2010	5,839	25.79	4.0	23,503

Vested and expected to vest after December 31, 2010	16,236	18.09	5.0	141,328

        The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2010, based on our closing stock price of $25.09 as of the last trading date. The total intrinsic value of stock options exercised was $41 million, $6 million and $7 million for the years ended December 31, 2010, 2009 and 2008.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        During 2010 and 2009, we awarded stock options as our primary form of stock-based compensation. During 2008, we also granted stock options to certain key employees. The fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.18%	1.75%	2.18%
Expected volatility	51.75%	49.96%	45.63%
Expected life (in years)	4.72	4.72	4.54
Dividend yield	1.25%	—	—
Weighted-average estimated fair value of options granted during the year	$9.28	$3.31	$3.38

        Our expected dividend rate was zero prior to our first dividend declaration on February 10, 2010 as we did not historically pay cash dividends on our common stock and did not anticipate doing so for the foreseeable future. For stock options granted after February 10, 2010, including our annual employee grants, we used an annualized dividend yield based on the first quarterly per share dividend declared by our Executive Committee, acting on behalf of the Board of Directors.

        The following table presents a summary of our stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Price Per Share	Remaining Contractual Life	Shares	Weighted-Average Exercise Price
	(In thousands)		(In years)	(In thousands)
$0.01 - $5.00	111	$4.39	2.1	111	$4.39
5.01 - 8.00	6,614	7.37	5.3	829	7.37
8.01 - 12.00	1,095	9.30	5.2	82	9.55
12.01 - 18.00	466	14.48	2.7	337	14.27
18.01 - 25.00	5,739	22.31	5.8	390	21.01
25.01 - 35.00	2,762	28.32	4.3	2,672	28.39
35.01 - 45.00	1,418	38.33	4.4	1,418	38.33

0.01 - 45.00	18,205	17.95	5.1	5,839	25.79

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2008	8,262	$21.43
Granted	4,123	21.78
Vested and released	(1,846)	21.76
Cancelled	(1,493)	22.20

Balance as of December 31, 2008	9,046	21.41
Granted	988	9.10
Vested and released	(2,362)	21.69
Cancelled	(1,107)	21.01

Balance as of December 31, 2009	6,565	19.50
Granted	525	26.21
Vested and released	(1,899)	17.29
Cancelled	(558)	20.88

Balance as of December 31, 2010	4,633	20.12

        The total fair value of shares vested and released during the years ended December 31, 2010, 2009 and 2008 was $43 million, $27 million and $42 million. Included in RSUs outstanding at December 31, 2010 are 800,000 of RSUs awarded to our Chief Executive Officer, for which vesting is tied to achievement of performance targets.

        In 2010, 2009 and 2008, we recognized total stock-based compensation expense of $60 million, $62 million and $61 million. The total income tax benefit related to stock-based compensation expense was $20 million for both 2010 and 2009 and $21 million for 2008.

        Cash received from stock-based award exercises for the years ended December 31, 2010 and 2009 was $51 million and $16 million. Our employees that held IAC vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2010 and 2009 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $27 million and $10 million, of which we recorded less than $1 million in 2010 and 2009 as a reduction of goodwill.

        As of December 31, 2010, there was approximately $91 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.44 years.

        We have fully vested stock warrants with expiration dates through May 2012 outstanding. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2009 through December 31, 2010:

Expiration Date	Outstanding Warrants at December 31, 2009	Exercised	Cancelled	Outstanding Warrants at December 31, 2010	Weighted Average Exercise Price
	(In thousands, except per warrant data)
May 2012	16,094	(1)	—	16,093	$25.56
May 2010	3	—	(3)	—	—

	16,097	(1)	(3)	16,093

NOTE 10—Income Taxes

        The following table presents a summary of our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S	$378,604	$431,599	$(2,442,297)
Foreign	241,964	26,424	(72,407)

Total	$620,568	$458,023	$(2,514,704)

        The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current income tax expense:
Federal	$107,172	$127,386	$196,072
State	14,723	15,604	16,029
Foreign	50,281	24,030	2,907

Current income tax expense	172,176	167,020	215,008
Deferred income tax (benefit) expense:
Federal	24,282	(7,468)	(188,901)
State	2,771	(1,590)	(7,841)
Foreign	(4,221)	(3,562)	(12,300)

Deferred income tax (benefit) expense:	22,832	(12,620)	(209,042)

Income tax expense	$195,008	$154,400	$5,966

        For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2010, our current income tax receivable represents refunds receivable from the Internal Revenue Service ("IRS") and other tax authorities based on our taxable income.

        We reduced our current income tax payable by $27 million, $10 million and $19 million for the years ended December 31, 2010, 2009 and 2008, for tax deductions attributable to stock-based compensation. We recorded less than $1 million for 2010 and 2009 and $2 million for 2008 of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$48,204	$56,824
Revenue items	—	16,620
Net operating loss and tax credit carryforwards	36,909	36,243
Capitalized R&D expenditures	3,631	7,121
Stock-based compensation	45,830	45,210
Investment impairment	8,593	8,572
Other	13,707	13,560

Total deferred tax assets	156,874	184,150
Less valuation allowance	(45,498)	(45,715)

Net deferred tax assets	$111,376	$138,435

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(44,043)	$(53,854)
Intangible assets	(215,232)	(222,313)
Investment in subsidiaries	(8,104)	(8,421)
Unrealized gains	(9,978)	(14,480)
Property and equipment	(54,380)	(41,849)
Other	(5,460)	—

Total deferred tax liabilities	$(337,197)	$(340,917)

Net deferred tax liability	$(225,821)	$(202,482)

        At December 31, 2010, we had federal, state and foreign net operating loss carryforwards ("NOLs") of approximately $9 million, $38 million and $96 million. If not utilized, the federal and state NOLs will expire at various times between 2011 and 2030, $70 million foreign NOLs can be carried forward indefinitely, and $26 million foreign NOLs will expire at various times between 2011 and 2030.

        At December 31, 2010, we had a valuation allowance of approximately $45 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented a decrease of less than $1 million over the amount recorded as of December 31, 2009.

        We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2010 was $244 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax (benefit) expense at the federal statutory rate of 35%	$217,199	$160,308	$(880,146)
Foreign rate differential	(37,804)	(2,728)	2,700
State income taxes, net of effect of federal tax benefit	8,706	7,089	11,317
Unrecognized tax benefits and related interest	(5,536)	3,923	12,525
Non-deductible goodwill impairment	—	—	855,550
Worthless stock deduction	—	(23,124)	—
Other, net	12,443	8,932	4,020

Income tax expense	$195,008	$154,400	$5,966

        The effective tax rate in 2010 was lower than the 35% federal statutory rate primarily due to increase in earnings in jurisdictions outside the United States, where our effective rate is lower. During 2009, we recorded a tax benefit of $23 million related to a worthless stock deduction associated with the closure of a foreign subsidiary.

        By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2003.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	2010	2009	2008
Balance, beginning of year	$190,708	$179,839	$173,593
Increases to tax positions related to the current year	12,414	2,117	15,883
Increases to tax positions related to the prior year	6,849	21,433	—
Decreases to tax positions related to the prior year	(95,687)	(7,549)	(22,520)
Reductions due to lapsed statute of limitations	(27,160)	(708)	—
Settlements during current year	(913)	(4,351)	(4,911)
Interest and penalties	(10,916)	(73)	17,794

Balance, end of year	$75,295	$190,708	$179,839

        As of December 31, 2010, we had $75 million of unrecognized tax benefits, of which $74 million is classified as long-term and included in other long-term liabilities.

        Included in the balance at December 31, 2010 and 2009 were $53 million and $46 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes.

        During 2010, the IRS concluded its audit of our consolidated federal tax return for the periods ended December 31, 2005 through December 31, 2007. As a result, we decreased our liability for uncertain tax positions by $152 million, of which $16 million decreased our provision for income taxes,

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

$112 million increased additional paid-in capital and the remaining amount was primarily a decrease to deferred tax assets. The increase in additional paid-in capital is attributable to excess tax benefits related to certain exercises of stock options during 2005 and 2007, the cash benefits of which were recognized during those years.

        We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, we had approximately $13 million and $24 million accrued for the potential payment of estimated interest and penalties. During the years ended December 31, 2010, 2009 and 2008, we recognized approximately $(11) million, $(1) million and $12 million of interest (income) expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

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

  Preferred Stock

        Our preferred stock has a face value of $22.23 per share and each share is entitled to an annual dividend of 1.99%. Each preferred stockholder is entitled to two votes per share. Preferred stockholders may, at certain times through 2017, elect to have their shares redeemed or elect to convert their shares into common stock based upon formulas described in the related Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Expedia, Inc. Beginning February 4, 2012, we may redeem the preferred stock for cash or common stock. On February 4, 2022, all outstanding shares of preferred stock automatically convert into common stock.

  Share Repurchases

        In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2010, we repurchased, through open market transactions, 20.6 million shares under these authorizations for a total cost of $489 million, excluding transaction costs, representing an average repurchase price of $23.71 per share. As of December 31, 2010, 19.4 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Dividends on our Common Stock

        In 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.07	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.07	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.07	November 18, 2010	19,251	December 9, 2010

        In addition, on February 9, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to the stockholders of record as of the close of business on March 11, 2011. Future declarations of dividends are subject to final determination by our Board of Directors.

  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax for 2010 and 2009 is primarily comprised of accumulated foreign currency translation adjustments.

  Other Comprehensive Income (Loss)

        The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net income (loss)	$425,560	$303,623	$(2,520,670)
Other comprehensive income (loss)
Currency translation adjustments	(11,996)	19,635	(36,088)
Unrealized gains (losses) on available for sale securities, net of taxes:
Unrealized holding gains, net of tax effect of $(191)	356	—	—
Less: reclassification adjustment for net gains recognized during the period, net of tax effect of $15	(27)	—	—
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $(2,058)	—	—	3,614
Less: reclassification adjustment for net gains recognized during the period, net of tax effect of $2,255	—	—	(3,953)

Comprehensive income (loss)	413,893	323,258	(2,557,097)
Less: Comprehensive income attributable to noncontrolling interests	(4,575)	(4,351)	(364)

Comprehensive income (loss) attributable to Expedia, Inc.	$409,318	$318,907	$(2,557,461)

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Noncontrolling Interests

        In 2010, we acquired additional interests in certain majority owned subsidiaries for $78 million in cash. Amounts paid in excess of the respective noncontrolling interests were recorded to additional paid-in capital.

NOTE 12—Earnings Per Share

  Basic Earnings Per Share

        Basic earnings per share was calculated for the years ended December 31, 2010, 2009 and 2008 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2010 and 2009, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

  Diluted Earnings Per Share

        For the years ended December 31, 2010, 2009 and 2008, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

        The following table presents our basic and diluted net income (loss) per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$421,500	$299,526	$(2,517,763)
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.49	$1.04	$(8.80)
Diluted	1.46	1.03	(8.80)
Weighted average number of shares outstanding:
Basic	282,465	288,214	286,167
Dilutive effect of:
Options to purchase common stock	4,093	2,842	—
Warrants to purchase common stock	295	92	—
Other dilutive securities	1,175	993	—

Diluted	288,028	292,141	286,167

        The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 13—Restructuring Charges

        In conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges during the year ended December 31, 2009. Restructuring charges related to our brand reorganization were completed by the end of 2009.

        The following table summarizes the restructuring activity for the years ended December 31, 2009 and 2010:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	31,018	3,150	34,168
Payments	(11,859)	(1,203)	(13,062)
Non-cash items	(103)	(629)	(732)

Accrued liability as of December 31, 2009	19,056	1,318	20,374
Payments	(17,346)	(849)	(18,195)

Accrued liability as of December 31, 2010	$1,710	$469	$2,179

NOTE 14—Other Income (Expense)

  Other, net

        The following table presents the components of other, net:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Foreign exchange rate losses, net	$(17,727)	$(29,900)	$(47,129)
Noncontrolling investment basis adjustment	—	(5,158)	—
Other(1)	511	(306)	2,951

Total	$(17,216)	$(35,364)	$(44,178)

(1)
Other primarily includes equity gains (losses) on unconsolidated affiliates and other miscellaneous gains and losses as well as gains (losses) on derivatives instruments assumed at Spin-Off related to our Ask Jeeves note liability during 2008.

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 15—Commitments and Contingencies

  Letters of Credit, Purchase Obligations and Guarantees

        We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2010:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$52,999	$38,021	$14,978	$—	$—
Guarantees	36,829	33,301	3,528	—	—
Letters of credit	26,736	19,046	7,690	—	—

	$116,564	$90,368	$26,196	$—	$—

        Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

        We have guarantees primarily related to certain foreign countries aviation authorities for the potential non-delivery, by us, of packaged travel sold in those countries. The authorities also require that a portion of the total amount of packaged travel sold be bonded. Our guarantees also include certain surety bonds related to various company performance obligations.

        Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2010, 2009 and 2008.

  Lease Commitments

        We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2020. For the years ended December 31, 2010, 2009 and 2008, we recorded rental expense of $53 million, $50 million and $49 million.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2010, in thousands:

Year ending December 31,
2011	$41,597
2012	39,565
2013	33,505
2014	28,021
2015	21,904
2016 and thereafter	53,660

$218,252

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

        Litigation Relating to Hotel Occupancy Taxes.    Sixty-nine lawsuits have been filed by cities and counties involving hotel occupancy taxes. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-one of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Nine dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas; Houston, Texas; Louisville, Kentucky; Township of Lyndhurst, New Jersey; Bowling Green, Kentucky; and St. Louis, Missouri) were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $24 million as of December 31, 2010 and $21 million as of December 31, 2009. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of December 31, 2010, we have accrued $13 million related to court decisions and final settlements.

        In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as "pay-to-play." These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

taxes and, even when such payments are made, we continue to defend our position vigorously. During 2009, we expensed and paid approximately $48 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. During 2010, we expensed and paid approximately $3 million to the City of Santa Monica for amounts assessed for hotel occupancy tax. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities' hotel occupancy tax ordinances. If we prevail in the litigation, the cities will be required to repay these amounts, plus interest. During the first quarter of 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California. That decision was affirmed by the California Court of Appeals on March 24, 2010 and the California Supreme Court denied the city's petition for review.

        Class Action Lawsuit.    We were a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington's Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs' motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied the plaintiffs' motion for summary judgment on their Consumer Protection Act claim. We entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit, which was approved by the court on December 1, 2009. The court's order approving the Settlement Agreement was appealed by third parties but dismissed by the court on April 14, 2010. We have denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and settled the case to avoid costly and time-consuming litigation. The terms of the Settlement Agreement provided the class members the option to elect settlement in cash. For those not electing cash, amounts were settled in coupons. As of December 31, 2009, we had accrued $19 million related to this matter. As of December 31, 2010, the majority of the estimated settlement accrual was settled with either cash payments or coupon redemptions. The remaining settlement liability, which was increased during 2010 by approximately $3 million, includes an estimated coupon redemption rate. Any future difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect material differences from the current amounts accrued.

NOTE 16—Related Party Transactions

        In connection with and following the Spin-Off, we entered into various commercial agreements with IAC, a related party due to common ownership. On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, our related party transactions with the newly constituted IAC have been immaterial and we expect this trend to continue on a go-forward basis.

        In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2010 and 2009, the net basis in our ownership interest was $17 million for both periods recorded in long-term investments and other assets. In 2010 and 2009, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were nominal.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 17—Segment Information

        We have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is Operating Income Before Amortization ("OIBA"). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations.

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

        Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our TripAdvisor Media Network segment to our Leisure segment. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

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

        The following tables present our segment information for the years ended December 31, 2010, 2009 and 2008. As a significant portion of our property and equipment is not allocated to our operating

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,890,611	$314,464	$143,034	$—	$3,348,109
Intersegment revenue	—	171,110	—	(171,110)	—

Revenue	$2,890,611	$485,574	$143,034	$(171,110)	$3,348,109

Operating Income Before Amortization	$851,109	$259,634	$16,706	$(296,728)	$830,721
Amortization of intangible assets	—	—	—	(37,123)	(37,123)
Occupancy tax assessments and legal reserves	—	—	—	(5,542)	(5,542)
Stock-based compensation	—	—	—	(59,690)	(59,690)
Realized loss on revenue hedges	3,549	—	—	—	3,549

Operating income (loss)	$854,658	$259,634	$16,706	$(399,083)	731,915

Other expense, net					(111,347)

Income before income taxes					620,568
Provision for income taxes					(195,008)

Net income					425,560
Net income attributable to noncontrolling interests					(4,060)

Net income attributable to Expedia, Inc.					$421,500

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,634,766	$212,375	$108,285	$—	$2,955,426
Intersegment revenue	—	139,714	—	(139,714)	—

Revenue	$2,634,766	$352,089	$108,285	$(139,714)	$2,955,426

Operating Income Before Amortization	$845,917	$195,933	$1,350	$(281,668)	$761,532
Amortization of intangible assets	—	—	—	(37,681)	(37,681)
Occupancy tax assessments and legal reserves	—	—	—	(67,658)	(67,658)
Restructuring charges	—	—	—	(34,168)	(34,168)
Stock-based compensation	—	—	—	(61,661)	(61,661)
Realized loss on revenue hedges	11,050	—	—	—	11,050

Operating income (loss)	$856,967	$195,933	$1,350	$(482,836)	571,414

Other expense, net					(113,391)

Income before income taxes					458,023
Provision for income taxes					(154,400)

Net income					303,623
Net income attributable to noncontrolling interests					(4,097)

Net income attributable to Expedia, Inc.					$299,526

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2008
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,626,814	$200,578	$109,621	$—	$2,937,013
Intersegment revenue	—	97,668	—	(97,668)	—

Revenue	$2,626,814	$298,246	$109,621	$(97,668)	$2,937,013

Operating Income Before Amortization	$844,546	$150,036	$4,763	$(301,571)	$697,774
Amortization of intangible assets	—	—	—	(69,436)	(69,436)
Impairment of goodwill	—	—	—	(2,762,100)	(2,762,100)
Impairment of intangible and other long-lived assets	—	—	—	(233,900)	(233,900)
Stock-based compensation	—	—	—	(61,291)	(61,291)

Operating income (loss)	$844,546	$150,036	$4,763	$(3,428,298)	(2,428,953)

Other expense, net					(85,751)

Loss before income taxes					(2,514,704)
Provision for income taxes					(5,966)

Net loss					(2,520,670)
Net loss attributable to noncontrolling interests					2,907

Net loss attributable to Expedia, Inc.					$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        We revised prior year OIBA by segment to conform to our current year presentation. There was no impact on consolidated OIBA as a result of these changes.

  Geographic Information

        The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue
United States	$2,066,107	$1,864,281	$1,937,068
All other countries	1,282,002	1,091,145	999,945

	$3,348,109	$2,955,426	$2,937,013

        The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(In thousands)
Property and equipment, net
United States	$248,842	$208,190
All other countries	28,219	28,630

	$277,061	$236,820

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 18—Valuation and Qualifying Accounts

        The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards "charged-back" due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2010
Allowance for doubtful accounts	$14,562	$4,112	$(107)	$(6,453)	$12,114
Other reserves	6,599				7,797
2009
Allowance for doubtful accounts	$12,584	$4,879	$629	$(3,530)	$14,562
Other reserves	5,842				6,599
2008
Allowance for doubtful accounts	$6,081	$6,121	$1,974	$(1,592)	$12,584
Other reserves	6,300				5,842

(1)
Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 19—Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2010
Revenue	$808,370	$987,860	$833,960	$717,919
Operating income	149,247	276,804	193,690	112,174
Net income attributable to Expedia, Inc.	71,293	176,550	114,262	59,395
Basic earnings per share(1)	$0.26	$0.63	$0.40	$0.21
Diluted earnings per share(1)	0.25	0.62	0.40	0.20
Year ended December 31, 2009
Revenue	$697,518	$852,428	$769,768	$635,712
Operating income	140,851	222,974	114,642	92,947
Net income attributable to Expedia, Inc.	102,226	117,014	40,902	39,384
Basic earnings per share(1)	$0.35	$0.41	$0.14	$0.14
Diluted earnings per share(1)	0.35	0.40	0.14	0.14

(1)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE 20—Guarantor and Non-Guarantor Supplemental Financial Information

        Condensed consolidating financial information of Expedia, Inc. (the "Parent"), our subsidiaries that are guarantors of our debt facility and instruments (the "Guarantor Subsidiaries"), and our subsidiaries that are not guarantors of our debt facility and instruments (the "Non-Guarantor Subsidiaries") is shown below. The debt facility and instruments are guaranteed by certain of our

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

        We revised the prior year condensed consolidating statements of operations to conform to our current year presentation. There was no impact on net income for the Parent or the Guarantor or Non-Guarantor Subsidiaries as a result of these changes.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,970,193	$442,389	$(64,473)	$3,348,109
Costs and expenses:
Cost of revenue	—	595,581	98,372	(1,121)	692,832
Selling and marketing	—	875,534	392,143	(63,536)	1,204,141
Technology and content	—	287,037	75,352	58	362,447
General and administrative	—	224,457	89,526	126	314,109
Amortization of intangible assets	—	10,351	26,772	—	37,123
Occupancy tax assessments and legal reserves	—	5,542	—	—	5,542
Restructuring charges	—	—	—	—	—
Intercompany (income) expense, net	—	492,455	(492,455)	—	—

Operating income	—	479,236	252,679	—	731,915
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	483,919	198,554	—	(682,473)	—
Other, net	(91,022)	(19,677)	(648)	—	(111,347)

Total other income (expense), net	392,897	178,877	(648)	(682,473)	(111,347)

Income before income taxes	392,897	658,113	252,031	(682,473)	620,568
Provision for income taxes	28,603	(169,868)	(53,743)	—	(195,008)

Net income	421,500	488,245	198,288	(682,473)	425,560
Net income attributable to noncontrolling interests	—	—	(4,060)	—	(4,060)

Net income attributable to Expedia, Inc.	$421,500	$488,245	$194,228	$(682,473)	$421,500

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,563,961	$458,919	$(67,454)	$2,955,426
Costs and expenses:
Cost of revenue	—	498,614	112,894	(4,257)	607,251
Selling and marketing	—	703,490	386,568	(62,996)	1,027,062
Technology and content	—	253,386	66,340	(18)	319,708
General and administrative	—	205,520	85,147	(183)	290,484
Amortization of intangible assets	—	10,599	27,082	—	37,681
Occupancy tax assessments and legal reserves	—	67,658	—	—	67,658
Restructuring charges	—	8,761	25,407	—	34,168
Intercompany (income) expense, net		300,371	(300,371)	—	—

Operating income	—	515,562	55,852	—	571,414
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	347,786	21,715	—	(369,501)	—
Other, net	(72,780)	(39,210)	(1,401)	—	(113,391)

Total other income (expense), net	275,006	(17,495)	(1,401)	(369,501)	(113,391)

Income before income taxes	275,006	498,067	54,451	(369,501)	458,023
Provision for income taxes	24,520	(147,124)	(31,796)	—	(154,400)

Net income	299,526	350,943	22,655	(369,501)	303,623
Net income attributable to noncontrolling interests	—	—	(4,097)	—	(4,097)

Net income attributable to Expedia, Inc.	$299,526	$350,943	$18,558	$(369,501)	$299,526

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,618,064	$338,342	$(19,393)	$2,937,013
Costs and expenses:
Cost of revenue	—	534,330	108,928	(4,549)	638,709
Selling and marketing	—	678,735	441,365	(14,763)	1,105,337
Technology and content	—	234,444	53,103	216	287,763
General and administrative	—	174,945	94,073	(297)	268,721
Amortization of intangible assets	—	52,928	16,508	—	69,436
Impairment of goodwill	—	2,592,672	169,428	—	2,762,100
Impairment of intangible and other long-lived assets	—	198,541	35,359	—	233,900
Intercompany (income) expense, net	—	397,366	(397,366)	—

Operating loss	—	(2,245,897)	(183,056)	—	(2,428,953)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(2,490,324)	(138,939)	—	2,629,263	—
Other, net	(50,648)	(18,204)	(16,899)	—	(85,751)

Total other expense, net	(2,540,972)	(157,143)	(16,899)	2,629,263	(85,751)

Loss before income taxes	(2,540,972)	(2,403,040)	(199,955)	2,629,263	(2,514,704)
Provision for income taxes	23,209	(83,849)	54,674	—	(5,966)

Net loss	(2,517,763)	(2,486,889)	(145,281)	2,629,263	(2,520,670)
Net loss attributable to noncontrolling interests	—	—	2,907	—	2,907

Net loss attributable to Expedia, Inc.	$(2,517,763)	$(2,486,889)	$(142,374)	$2,629,263	$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$95,195	$1,305,807	$578,332	$(277,707)	$1,701,627
Investment in subsidiaries	4,589,428	1,061,282	—	(5,650,710)	—
Intangible assets, net	—	674,290	123,417	—	797,707
Goodwill	—	3,057,547	584,813	—	3,642,360
Other assets, net	8,415	399,593	101,292	—	509,300

TOTAL ASSETS	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$311,441	$1,619,260	$236,426	$(277,707)	$1,889,420
Long-term debt	1,644,894	—	—	—	1,644,894
Other liabilities	—	290,287	89,690	—	379,977
Stockholders' equity	2,736,703	4,588,972	1,061,738	(5,650,710)	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

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

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$434,328	$343,155	$777,483

Investing activities:
Capital expenditures, including internal-use software and website development	—	(134,925)	(20,264)	(155,189)
Purchases of investments	—	(846,344)	(144,085)	(990,429)
Sales and maturities of investments	—	282,450	83,586	366,036
Acquisitions, net of cash acquired	—	—	(50,465)	(50,465)
Other, net	—	14,938	(2,587)	12,351

Net cash used in investing activities	—	(683,881)	(133,815)	(817,696)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,470	—	—	742,470
Payment of dividends to stockholders	(79,076)	—	—	(79,076)
Treasury stock activity	(501,993)	—	—	(501,993)
Purchase of additional interests in controlled subsidiaries			(77,929)	(77,929)
Transfers (to) from related parties	(219,556)	219,556	—	—
Other, net	58,155	(11,146)	1,400	48,409

Net cash provided by (used in) financing activities	—	208,410	(76,529)	131,881
Effect of exchange rate changes on cash and cash equivalents	—	(13,958)	(5,922)	(19,880)

Net increase (decrease) in cash and cash equivalents	—	(55,101)	126,889	71,788
Cash and cash equivalents at beginning of year	—	418,855	223,689	642,544

Cash and cash equivalents at end of year	$—	$363,754	$350,578	$714,332

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$586,275	$89,729	$676,004

Investing activities:
Capital expenditures, including internal-use software and website development	—	(74,015)	(18,002)	(92,017)
Purchases of investments	—	—	(45,903)	(45,903)
Sales and maturities of investments	—	—	93,092	93,092
Acquisitions, net of cash acquired	—	—	(45,007)	(45,007)
Other, net	—	49,339	(7,323)	42,016

Net cash used in investing activities	—	(24,676)	(23,143)	(47,819)

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	(9,149)	1,178	7,971	—
Other, net	9,149	(10,213)	(9,268)	(10,332)

Net cash used in financing activities	—	(659,035)	(1,297)	(660,332)
Effect of exchange rate changes on cash and cash equivalents	—	(22,050)	31,329	9,279

Net increase (decrease) in cash and cash equivalents	—	(119,486)	96,618	(22,868)
Cash and cash equivalents at beginning of year	—	538,341	127,071	665,412

Cash and cash equivalents at end of year	$—	$418,855	$223,689	$642,544

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$241,282	$279,406	$520,688

Investing activities:
Capital expenditures, including internal-use software and website development	—	(133,842)	(25,985)	(159,827)
Purchases of investments	—	—	(92,923)	(92,923)
Acquisitions, net of cash acquired	—	—	(538,439)	(538,439)
Net settlement of foreign currency forwards	—	(55,175)	—	(55,175)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Distribution from Reserve Primary Fund	—	64,387	—	64,387
Other, net	—	(157)	2,936	2,779

Net cash used in investing activities	—	(205,147)	(654,411)	(859,558)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	—	392,348
Credit facility borrowings	—	740,000	—	740,000
Credit facility repayments	—	(675,000)	—	(675,000)
Transfers (to) from related parties	(386,108)	115,955	270,153	—
Other, net	(6,240)	12,035	1,658	7,453

Net cash provided by financing activities	—	192,990	271,811	464,801
Effect of exchange rate changes on cash and cash equivalents	—	(69,983)	(7,922)	(77,905)

Net increase (decrease) in cash and cash equivalents	—	159,142	(111,116)	48,026
Cash and cash equivalents at beginning of year	—	379,199	238,187	617,386

Cash and cash equivalents at end of year	$—	$538,341	$127,071	$665,412