Form 10-K/A
period 2010-12-31
LIBERTY MEDIA CORP
filed 2011-03-16
CIK 1355096

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-33982

LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	84-1288730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Liberty Capital Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Capital Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Interactive Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Interactive Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Starz Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Starz Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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
Series B Liberty Capital Common Stock—7,360,492;
Series A Liberty Interactive Common Stock—570,762,287;
Series B Liberty Interactive Common Stock—29,054,371;
Series A Liberty Starz Common Stock—49,131,696; and
Series B Liberty Starz Common Stock—29,178,815 shares.

EXPLANATORY NOTE

        The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

        As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

        Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

        We refer to Liberty Media Corporation as "Liberty Media," "us," "we" and "our" in this report.

LIBERTY MEDIA CORPORATION
2010 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following lists our directors and executive officers, their ages and a description of their business experience, including such person's professional background and positions held with our company, and where applicable, positions with our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors.

Name	Positions
John C. Malone Age: 70	Chairman of the Board and a director of Liberty Media.
Professional Background: Mr. Malone has served as the Chairman of the Board and a director of our company since its inception in 1994. Mr. Malone also served as its Chief Executive Officer from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI), a cable television company that was our company's former parent company, from November 1996 until March 1999, when it was acquired by AT&T, and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as Chairman of the Board of Liberty Global, Inc. (LGI) since June 2005. Previously, he served as Chairman of the Board of LGI's predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005, as Chairman of the Board of DIRECTV from November 2009 to June 2010 and as Chairman of the Board of DIRECTV's predecessor, The DIRECTV Group, Inc. (DTVG), from February 2008 to November 2009. He has served as a director of Discovery Communications, Inc. (Discovery) since September 2008 and served as Chairman of the Board of its predecessor, Discovery Holding Company (DHC), from March 2005 to September 2008, and as a director of DHC from May 2005 to September 2008. Mr. Malone served as a director of UnitedGlobalCom, Inc. (UGC), now a subsidiary of LGI, from January 2002 to June 2005. Mr. Malone has served as a director of (i) Expedia, Inc. since August 2005, (ii) Sirius XM Radio Inc. (Sirius) since April 2009 and (iii) Ascent Media Corporation since January 2010. Mr. Malone served as a director of (i) Live Nation Entertainment, Inc. from January 2010 to February 2011, (ii) InterActiveCorp from May 2006 to June 2010, (iii) the Bank of New York Company, Inc. from June 2005 to April 2007 and (iv) Cablevision Systems Corp. from March 2005 to June 2005.

Board Membership Qualifications: Mr. Malone, as President of TCI, co-founded Liberty Media and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills.

Name	Positions
Gregory B. Maffei Age: 50	Chief Executive Officer, President and a director of our company.
Professional Background: Mr. Maffei has served as a director of our company since November 2005, and as its Chief Executive Officer and President since February 2006. He also served as our company's CEO-Elect from November 2005 through February 2006. Prior to joining our company, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation during 2005 and as Chairman and Chief Executive Officer of 360networks Corporation from 2000 until 2005. Previously, Mr. Maffei was the Chief Financial Officer of Microsoft Corporation from 1997 to 2000.

Other Public Company Directorships: Mr. Maffei has served as a director of Electronic Arts, Inc. since June 2003 and as a director of Sirius since March 2009. Mr. Maffei served as a director of DIRECTV from November 2009 to June 2010 and as a director of its predecessor, DTVG, from February 2008 to November 2009. Mr. Maffei served as a director of Expedia, Inc. from 1999 to 2003, and as a director of Starbucks Corporation from 1999 to 2006. Mr. Maffei was also Chairman of the Board of Expedia, Inc. from 1999 to 2002.

Board Membership Qualifications: Mr. Maffei brings to our board significant financial and operational experience based on his senior policy making positions at our company, Oracle, 360networks and Microsoft and his other public company board experience. He provides our board with an executive and leadership perspective on the operations and management of large public companies and risk management principles.
Robert R. Bennett Age: 52
A director of our company.
Professional Background: Mr. Bennett has served as a director of our company since September 1994. Mr. Bennett serves as Managing Director of Hilltop Investments LLC, a private investment company. Mr. Bennett served as the Chief Executive Officer of our company from April 1997 to August 2005 and its President from April 1997 to February 2006 and held various executive positions with our company from 1994 to 1997.

Other Public Company Directorships: Mr. Bennett has served as a director of Discovery since September 2008 and served as a director of its predecessor DHC from May 2005 to September 2008. Mr. Bennett also served as a director of LMI, the predecessor of LGI, from March 2004 through June 2005, as a director of UGC, now a subsidiary of LGI, from January 2002 to June 2005, and as a director of OpenTV Corp. from August 2002 to January 2007. Mr. Bennett has served as a director of Sprint Nextel Corporation since October 2006 and Demand Media, Inc. since January 2011.

Name	Positions
Board Membership Qualifications: Mr. Bennett brings to our board in-depth knowledge of the media and telecommunications industry generally and our company specifically. He has experience in significant leadership positions with our company, especially as a past CEO and President, and provides our company with strategic insights. Mr. Bennett also has an in-depth understanding of finance, and has held various financial management positions during the course of his career.
Donne F. Fisher Age: 72
A director of our company.
Professional Background: Mr. Fisher has served as a director of our company since October 2001. Mr. Fisher has served as President of Fisher Capital Partners, Ltd., a venture capital partnership, since December 1991. Mr. Fisher also served as Executive Vice President of TCI from January 1994 to January 1996 and served as a consultant to TCI, including its successors AT&T Broadband LLC and Comcast Corporation, from 1996 to December 2005.

Other Public Company Directorships: Mr. Fisher served as a director of General Communication, Inc. from 1980 to December 2005 and as a director of LMI from May 2004 to June 2005. Mr. Fisher was also Chairman of the Board of General Communication, Inc. from June 2002 to December 2005.

Board Membership Qualifications: Mr. Fisher brings extensive industry experience to our company's board and a critical perspective on its business, having held several executive positions over many years with TCI, our company's former parent company. In addition, Mr. Fisher's financial expertise includes a focus on venture capital investment, which is different from the focus of our company's other board members and helpful to our board in formulating investment objectives and determining the growth potential of businesses both within our company and those that the board evaluates for investment purposes.
M. Ian G. Gilchrist Age: 61
A director of our company.
Professional Background: Mr. Gilchrist has served as a director of our company since July 2009. Mr. Gilchrist held various officer positions including Managing Director at Citigroup/Salomon Brothers from 1995 to 2008, CS First Boston Corporation from 1988 to 1995, and Blyth Eastman Paine Webber from 1982 to 1988 and served as a Vice President of Warburg Paribas Becker Incorporated from 1976 to 1982. Previously, he worked in the venture capital field and as an investment analyst.
Other Public Company Directorships: None.

Board Membership Qualifications: Mr. Gilchrist's field of expertise is in the media and telecommunications sector, having been involved with companies in this industry during much of his 32 years as an investment banker. Mr. Gilchrist brings to our board significant financial expertise and a unique perspective on the company and industry. He is also an important resource on the financial services firms that we employ from time to time.

Name	Positions
Evan D. Malone Age: 40	A director of our company.
Professional Background: Dr. Malone has served as a director of our company since August 2008. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, and product design and prototyping services, since June 2009 and has been an engineering consultant for more than the past five years. Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC. During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company. Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S, Department of Energy, from 1999 until 2001. He also is a founding member of Jet Wine Bar, LLC, a start-up company in Philadelphia, which began operations in 2010.
Other Public Company Directorships: None.

Board Membership Qualifications: Dr. Malone, our company's youngest director, brings an applied science and engineering perspective to the board. Dr. Malone's perspectives assist the board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists the board in evaluating strategic opportunities.
David E. Rapley Age: 69
A director of our company.
Professional Background: Mr. Rapley has served as a director of our company since July 2002, having previously served as a director during 1994. Mr. Rapley founded Rapley Engineering Services, Inc. (RESI) and served as its CEO and President from 1985 to 1998. Mr. Rapley also served as Executive Vice President of Engineering of VECO Corp. Alaska (a company that acquired RESI in 1998) from January 1998 to December 2001.
Other Public Company Directorships: Mr. Rapley has served as a director of LGI since June 2005 and served as a director of its predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Rapley brings to our board the unique perspective of his lifelong career as an engineer. The industries in which our company compete are heavily dependent on technology, which continues to change and advance. Mr. Rapley's perspectives assist the board in adapting to these changes and developing strategies for our businesses.

Name	Positions
M. LaVoy Robison Age: 75	A director of our company.
Professional Background: Mr. Robison has served as a director of our company since June 2003. Mr. Robison served as the executive director of The Anschutz Foundation, a private foundation, from January 1998 to November 2010, and has served as a board member of this foundation since January 1998. Prior to joining the Anschutz Foundation, he was a partner for over 25 years with KPMG, having served at one point as that firm's audit partner for our company's former parent TCI.

Other Public Company Directorships: Mr. Robison has served as a director of Discovery since September 2008 and served as a director of its predecessor, DHC, from May 2005 to September 2008. Mr. Robison served as a director of LMI from June 2004 to June 2005.

Board Membership Qualifications: Mr. Robison brings to our board extensive experience in public accounting and auditing, having spent more than two decades as a partner with KPMG and its predecessor Peat, Marwick, Mitchell & Co., including serving as an SEC reviewing partner. He provides our board with an executive and leadership perspective on financial reporting and accounting oversight of large public companies.
Larry E. Romrell Age: 71
A director of our company.
Professional Background: Mr. Romrell has served as a director of our company since March 1999. Mr. Romrell held numerous executive positions with our former parent company, TCI, from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.
Other Public Company Directorships: Mr. Romrell has served as a director of LGI since June 2005 and served as a director of its predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource on the management and operations of companies in the media and telecommunications sector.
Andrea L. Wong Age: 44
A director of our company.
Professional Background: Ms. Wong has served as a director of our company since April 2010. Ms. Wong served as President and CEO of Lifetime Entertainment Services from 2007 to April 2010. She previously served in a variety of roles with ABC, Inc., a subsidiary of The Walt Disney Company, from 1993 to 2007, most notably as an Executive Vice President from 2003 to 2007. Previously, she worked in the areas of corporate planning and high-yield finance. Ms. Wong serves on the advisory boards of several media and entertainment societies and organizations.
Other Public Company Directorships: None.

Name	Positions
Board Membership Qualifications: Ms. Wong brings to our board significant experience in the media and entertainment industry, having an extensive background in media programming across a variety of platforms, as well as executive and leadership experience with the management and operation of companies in the entertainment sector. Her experience with programming development, brand enhancement and marketing brings a pragmatic and unique perspective to our board. Her professional expertise, combined with her continued involvement in the media and entertainment industry, makes her a valuable member of our board.
Charles Y. Tanabe Age: 59
Executive Vice President of our company since January 2007 and the General Counsel of our company since January 1999. A Senior Vice President of our company from January 1999 to December 2006, and the Secretary of our company from April 2001 to December 2007.
David J.A. Flowers Age: 56
A Senior Vice President of our company since October 2000 and the Treasurer of our company since April 1997. Vice President of our company from June 1995 to October 2000. Mr. Flowers has served as a director of the Interval Leisure Group, Inc. since August 2008 and Sirius since April 2009.
Albert E. Rosenthaler Age: 51	A Senior Vice President of our company since April 2002.
Christopher W. Shean Age: 45	A Senior Vice President of our company since January 2002 and the Controller of our company since October 2000. A Vice President of our company from October 2000 to January 2002.

        There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption other than Evan D. Malone, who is the son of John C. Malone. During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his or her ability or integrity.

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

        Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met.

Code of Ethics

        We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of ethics is available on our website at www.libertymedia.com.

Audit Committee and Audit Committee Financial Expert

        Our board of directors has established an audit committee, whose chairman is Donne F. Fisher and whose other members are M. LaVoy Robison and Larry E. Romrell. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market and the SEC, as such rules and regulations exist on the date of this report. Our board of directors has determined that Mr. Robison is an "audit committee financial expert" under applicable SEC rules and regulations.

Risk Assessment in Compensation Programs

        Following the completion of a risk assessment of our compensation programs applicable to all employees, we have concluded that the design and operation of our compensation programs do not provide our employees with incentive to engage in business activities or other actions that would threaten the value of our company or the investment of our stockholders. We have also concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on our company. This assessment consisted of a review of program policies and practices, determinations as to the sufficiency of risk identification, and determinations as to our ability to manage significant risks arising from such programs.

Item 11.    Executive Compensation

        This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to:

  •
  John C. Malone, our Chairman of the Board;

  •
  Gregory B. Maffei, our Chief Executive Officer and President;

  •
  David J.A. Flowers, our principal financial officer; and

  •
  Charles Y. Tanabe, Albert E. Rosenthaler and Christopher W. Shean, our three other most highly compensated executive officers at the end of 2010.

We collectively refer to these persons as our named executive officers.

Compensation Discussion and Analysis

  Compensation Overview; Philosophy

        The compensation committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy. That philosophy seeks to align the interests of the named executive officers with those of our stockholders, with the ultimate goal of appropriately motivating and rewarding our executives in an effort to increase stockholder value. To that end, the compensation packages provided to the named executive officers include both cash and stock-based incentive compensation, with an emphasis placed on performance-based compensation.

        The compensation committee seeks to formulate a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to similarly situated executives at companies in our reference group (as listed below). The compensation committee also believes that compensation packages should assist our company in attracting key executives critical to our long-term success. Taking into account the general industry knowledge of the members of the compensation committee, including its knowledge of the executive compensation paid by the reference group companies, and the input of our Chief Executive Officer (with respect to the compensation packages for Messrs. Tanabe, Flowers, Rosenthaler and Shean), the compensation committee determined to provide each named executive officer (other than Mr. Malone) with a 2010 compensation package comprised primarily of a base salary, a performance-based bonus and equity incentive awards, weighted heavily toward the latter two compensation elements. Mr. Malone is compensated pursuant to the terms of his employment agreement. See "—Executive Compensation Arrangements—Malone Employment Agreement" below for more information.

  Role of Chief Executive Officer in Compensation Decisions

        Although the compensation package of each named executive officer is within the discretion of and determined by the compensation committee, recommendations are obtained from our Chief Executive Officer as to all elements of each named executive officer's compensation package (other than that of Messrs. Malone and Maffei). The Chief Executive Officer's recommendations are based on his evaluation of the performance and contributions of such other named executive officers, given their respective areas of responsibility. When making recommendations, the Chief Executive Officer considers various qualitative factors such as:

  •
  the named executive officer's experience and overall effectiveness;

  •
  the responsibilities of the named executive officer, including any changes to those responsibilities over the year;

  •
  the named executive officer's demonstrated leadership and management ability;

  •
  the named executive officer's compensation relative to other executives at our company with similar, greater or lesser responsibilities;

  •
  the named executive officer's compensation relative to compensation paid to similarly situated executives at companies within our reference group;

  •
  the named executive officer's years of service with us; and

  •
  the performance of any group for which the named executive officer is primarily responsible.

  Setting Executive Compensation

        In making its compensation decision for each named executive officer, the compensation committee considers the following:

  •
  each element of the named executive officer's historical compensation, including salary, bonus, equity compensation, perquisites and other personal benefits;

  •
  the financial performance of our company compared to internal forecasts and budgets;

  •
  the scope of the named executive officer's responsibilities;

  •
  the performance of the group reporting to the named executive officer;

  •
  as to each named executive officer (other than Messrs. Malone and Maffei), the performance evaluations and compensation recommendations given by our Chief Executive Officer; and

  •
  as to each named executive officer (other than Mr. Malone), compensation provided to similarly situated executives at companies within our reference group.

        Our reference group of companies consists of publicly-traded media, telecommunications and entertainment companies. This reference group includes companies that we may compete with for executive talent and stockholder investment. This reference group also includes companies in those industries that are similar to our company in size and complexity of operations. Companies included in our reference group are:

Cablevision Systems Corporation	News Corporation
CBS Corporation	priceline.com Incorporated
Comcast Corporation	Scripps Networks Interactive, Inc.
Discovery Communications, Inc.	Sirius XM Radio Inc.
DIRECTV (f/k/a The DIRECTV Group, Inc.)	Time Warner Inc.
Dreamworks Animation SKG, Inc.	Time Warner Cable Inc.
Expedia, Inc.	Viacom Inc.
IAC/InterActiveCorp	The Walt Disney Company
Liberty Global, Inc.

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

        In addition, the compensation committee recognizes that comparisons based on the roles performed by the named executive officers of companies in our reference group and roles performed by the named executive officers may be difficult to draw. That difficulty is attributable, at least in part, to the fact that none of the named executive officers has the title of chief operating officer or chief financial officer, two positions commonly held by named executive officers of other companies. That difficulty is further pronounced when considering those companies in our reference group whose management has direct responsibility for operating businesses, because their named executive officers have responsibilities different from those of the named executive officers.

  Elements of 2010 Executive Compensation

        For 2010 the principal components of compensation for the named executive officers (other than Mr. Malone) were:

  •
  base salary;

  •
  a performance-based bonus, payable in cash;

  •
  in the case of Mr. Flowers, a one-time cash bonus;

  •
  stand-alone equity incentive grants; and

  •
  perquisites and other limited personal benefits.

        Base Salary.    The compensation committee reviews the base salaries of the named executive officers on an annual basis (other than Mr. Malone and Mr. Maffei, who are compensated pursuant to their respective employment agreements), as well as at the time of any change in responsibilities. Historically, after establishing a named executive officer's base salary, the compensation committee has limited increases to cost-of-living adjustments and adjustments based on an evaluation of a named executive officer's job performance, any changes in the scope of the named executive officer's responsibilities, and the named executive officer's salary level compared to other named executive officers. The compensation committee believes base salary should be a relatively smaller portion of each named executive officer's overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. The compensation committee considered these factors when setting the base salary and annual increases to be paid to Mr. Maffei under his employment agreement entered into in 2010. Similarly, in accordance with the terms of his employment agreement, Mr. Malone's cash compensation is limited. After completion of the annual review described above, the base salaries of the named executive officers (other than Mr. Maffei) were not increased in 2010.

        2010 Performance Bonuses.    For 2010, the compensation committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. Malone), which was similar to the program adopted for 2009. This bonus program, which is structured to comply with Section 162(m) of the Code, based each participant's bonus on the achievement of a combination of corporate and personal performance measures. Pursuant to the 2010 bonus program, the aggregate Adjusted OIBDA (Adjusted OIBDA) for fiscal year 2010 of: (i) QVC, Inc., (ii) Starz Entertainment, LLC, (iii) Starz Media, LLC, (iv) Provide Commerce, Inc., Backcountry, Inc., BuySeasons, Inc., Bodybuilding.com, LLC, LMC Right Start, Inc. and Lockerz, LLC which we refer to as the e-commerce companies; and (v) Atlanta National League Baseball Club, Inc. must exceed the minimum level of $1 billion (the 2010 Threshold) before any participant would be entitled to receive any bonus. The compensation committee retained the right to adjust actual 2010 Adjusted OIBDA for each component under certain circumstances, such as to take into account the effects of an acquisition or disposition. If the prescribed 2010 Threshold were exceeded, 1.5% of the excess would be used to establish the available notional bonus pool from which performance bonuses would be payable under this program. The compensation committee defined Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock and other equity-based compensation). Upon establishing the final award amounts, the compensation committee determined that the actual bonus amounts would be payable in cash. That determination was made after consideration of the named executive officers' holdings in Liberty Media common stock and options. In addition, the compensation committee determined to pay the bonuses in cash to better align the bonus payment structure with the bonus payment terms of Mr. Maffei's employment agreement.

        Each participant was assigned a maximum bonus amount, expressed as a multiple of his 2010 base salary: 400%, 200% and 150% for Liberty Media's Chief Executive Officer, executive vice president and each of its senior vice presidents, respectively. If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants, each participant's maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount. Assuming the bonus pool was sufficient to cover the aggregate maximum bonus amounts:

  •
  The compensation committee then considered reducing the maximum bonus payable to each participant based on an assessment of the company's financial performance. No more than 30% of a participant's maximum bonus amount (the Corporate Performance Component) would be affected by this measure. Any reduction would be based on the rating scale below, after review of the adjusted OIBDA, revenue and free cash flow performance of our company.

Corporate Performance Component Rating	Portion of Maximum Bonus Payable
10	Full 30%
9	27%
8	24%
7	21%
6	18%
5	15%
4	12%
3	9%
2	6%
1	3%
  •
  Each participant would be entitled to receive the remaining 70% of his maximum bonus amount (the Individual Performance Component or IPC) subject to the right of the compensation committee to reduce the amount payable based upon its assessment of that participant's individual performance, as follows:

Individual Performance Rating (IPR)	Portion of Maximum Bonus Payable (IPC)
10	Full 70%
9	61.25%
8	52.50%
7	35.00%
6	17.50%
5 and below	0%

        In December 2010, following a review of applicable financial results and preliminary forecasts, the compensation committee determined that the 2010 Threshold was sufficiently exceeded, thereby creating a notional bonus pool large enough to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount. The compensation committee then reviewed the individual performance of each participant to determine his IPR and corresponding IPC. The compensation committee took into account a variety of factors, without assigning a numerical value to any single performance measure. This determination was based on reports of our board, the observations of the compensation committee throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participating named executive officers, the compensation committee considered the various performance objectives which had been assigned to each named executive officer for 2010, including:

Individual	Performance Objectives
Gregory B. Maffei	• Increased focus by QVC on international and internet expansion
• Completion of Starz Media integration with Starz Entertainment and development of long-term differentiation strategy
• Development of strategy for cash deployment by the Capital Group
• Analysis of business development opportunities
• Exercise of oversight over executive management team and assistance with succession planning
Charles Y. Tanabe	• Leadership of legal staff in structuring, negotiating and completing various transactions
• Management of legal aspects of various corporate matters
• Exercise of oversight of legal issues handled by outside and in-house counsel
• Provision of legal support to subsidiaries and equity affiliates
David J.A. Flowers	• Negotiation and structuring of complex investments and transactions, including expansion of debt investment fund
• Management and restructuring of financial instruments and investment portfolio
• Evaluation of potential acquisition and divestiture transactions

Individual	Performance Objectives
Albert E. Rosenthaler	• Obtaining closing agreements from IRS on various tax matters
• Analysis of tax implications of various asset and liability restructurings
• Continued involvement in evaluating legislative tax proposals at federal and state level
• Completion of detailed evaluation of subsidiary state tax position
Christopher W. Shean	• Maintenance of timely and accurate SEC reporting
• Broadening of responsibilities of controller role
• Evaluation of financial control processes at operating companies
• Development of transactional and structural initiatives to improve quality of internal procedures and reporting

        The following table presents the Corporate Performance Component and IPC assigned to each participant together with the aggregate dollar value of each participating named executive officer's 2010 performance-based bonus:

Name	Corporate Performance Component (of possible 30%)	IPC (of possible 70%)	Total Cash Bonus ($)
Gregory B. Maffei	19.20%	52.50%	4,302,000
Charles Y. Tanabe	19.20%	56.91%	1,332,073
David J.A. Flowers	19.20%	52.50%	699,075
Albert E. Rosenthaler	19.20%	61.25%	784,388
Christopher W. Shean	19.20%	52.50%	699,075

        For more information regarding these bonus awards, please see the "Grants of Plan-Based Awards" table below.

        Bonus.    In recognition of Mr. Flowers' extraordinary performance during the early part of 2010, including with respect to his management of our investment in Sirius, the compensation committee granted Mr. Flowers a one-time cash bonus of $177,000 in May 2010.

        Equity Incentive Compensation.    Consistent with our compensation philosophy, the compensation committee seeks to align the interests of the named executive officers with those of our stockholders by awarding stock-based incentive compensation. This ensures that our executives have a continuing stake in our long-term success. The compensation committee weighs stock-based compensation more heavily than cash compensation in determining each named executive officer's overall compensation mix. In addition, the compensation committee understands that the equity incentive portion of the named executive officers' compensation packages generally exceeds that of the executives in our peer group.

        The Liberty Media Corporation 2007 Incentive Plan (the 2007 Incentive Plan) and the Liberty Media Corporation 2010 Incentive Plan (the 2010 Incentive Plan) provide for the grant of a variety of incentive awards, including stock options, restricted shares, stock appreciation rights and performance awards. Our executives have historically been granted stock options and awards of restricted stock in preference to other awards because of our company's belief that options and restricted shares better promote retention of key employees through the continuing, long-term nature of an equity investment.

        Stock options are awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date. Historically, grants had been made to our employees once a year with a term of seven years and vesting over a three to five year period. In late 2009 and early 2010, however, the compensation committee determined to make larger grants (equaling approximately four to five years Black-Scholes value of the annual grants made in 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These new grants provide for back-end weighted vesting and expire in 10 years rather than 7 years to encourage our executives to remain with our company over the long-term and to better align them with our shareholders. In that regard, in March 2010, the compensation committee granted to each of the named executive officers (other than (i) Mr. Maffei who had received his multi-year grant in connection with his December 2009 agreement in principle to serve as our Chief Executive Officer for the next five years and (ii) Mr. Malone) multi-year stock option awards. One-third of the shares subject to options vest in each of June 2013, June 2014 and December 2015. (We refer to the multi-year awards granted to all our named executive officers, other than Mr. Malone who did not receive any, as the Multi-Year Awards.) For more information regarding these equity incentive grants, please see the "Grants of Plan-Based Awards" table below.

        Perquisites and Other Personal Benefits.    The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty 401(k) Savings Plan and the payment of life insurance premiums) consist of:

  •
  limited personal use of corporate aircraft;

  •
  occasional, personal use of an apartment in New York City owned by our company, which is primarily used for business purposes, and occasional, personal use of a company car and driver;

  •
  a deferred compensation plan that provides above-market preferential returns; and

  •
  in the case of Mr. Malone, an annual allowance of $1 million for personal expenses provided pursuant to the terms of his employment agreement.

        Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. Other than as contemplated by Mr. Malone's employment agreement, we have not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

        On occasion, and with the approval of our Chairman or Chief Executive Officer, executives may have family members and other guests accompany them on our corporate aircraft when traveling on business. Under the terms of the employment arrangements with our Chairman and Chief Executive Officer, those individuals and their guests may use corporate aircraft for non-business purposes subject to specified limitations.

        Pursuant to Mr. Maffei's employment agreement, Mr. Maffei was entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment with our company, except as otherwise provided below, (ii) the cessation of ownership or lease of aircraft by our company or (iii) December 31, 2014. If Mr. Maffei's employment terminates due to disability, for good reason or without cause, Mr. Maffei will be entitled to continued use of the company's aircraft for 18 months after termination of his employment. Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of our corporate aircraft.

        The aggregate incremental cost to our company of Mr. Malone's personal use of our corporate aircraft counts toward his $1 million personal expense account (described above). We determine incremental cost using a method that takes into account:

  •
  landing and parking expenses;

  •
  crew travel expenses;

  •
  supplies and catering;

  •
  aircraft fuel and oil expenses per hour of flight;

  •
  any customs, foreign permit and similar fees; and

  •
  passenger ground transportation.

Because the company's aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, purchase or lease costs of aircraft and costs of maintenance and upkeep.

        For purposes of determining an executive's taxable income, personal use of our aircraft is valued using a method based on SIFL rates, as published by the IRS. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Code to the extent that the named executive officer's compensation exceeds $1 million. See "—Deductibility of Executive Compensation" below.

        Deferred Compensation.    To help accommodate the tax and estate planning objectives of the named executive officers, as well as other executives with the title of Senior Vice President and above, our board of directors adopted the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended). Under that plan, participants may elect to defer up to 50% of their base salary and their cash performance bonuses. Compensation deferred under the plan that otherwise would have been received in 2010 will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. For more information on this plan, see "—Executive Compensation Arrangements—2006 Deferred Compensation Plan" and the "Nonqualified Deferred Compensation Plans" table below.

        We provide Mr. Malone with certain deferred compensation arrangements that were entered into by our predecessors and assumed by us in connection with the various restructurings that we have undergone. Beginning in February 2009, Mr. Malone began receiving accelerated payments under those deferred compensation arrangements. For more information on these arrangements, see "Executive Compensation—Executive Compensation Arrangements—Malone Employment Agreement" below.

  Employment Arrangements with Certain Named Executive Officers

        Our employment agreement with Mr. Malone was first entered into in the 1980s, when he was the Chief Executive Officer of our former parent TCI. We assumed that agreement in connection with the merger of AT&T and TCI in 1999. For a more detailed description of the employment agreement of Mr. Malone, including the amendments thereto, see "—Executive Compensation Arrangements—Malone Employment Agreement" below.

        In December 2009, the compensation committee approved a new compensation package for Mr. Maffei commencing January 1, 2010, which was later memorialized in his employment agreement. For a more detailed description of his compensation arrangements, see "—Executive Compensation Arrangements—Maffei Employment Agreement" below.

  Deductibility of Executive Compensation

        In developing the compensation packages for the named executive officers, the compensation committee considered the deductibility of executive compensation under Section 162(m) of the Code. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted under the existing incentive plans or to be granted under the 2010 Incentive Plan. The compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) of the Code, in order to maintain flexibility in making compensation decisions. Portions of the compensation we pay to certain of the named executive officers may not be deductible due to the application of Section 162(m) of the Code.

  Policy on Restatements

        In those instances where we grant cash or equity-based incentive compensation, we include in the related agreement with the executive a right, in favor of our company, to require the executive to repay or return to the company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or stock appreciation rights). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. The cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement. The compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position (as of 12/31/10)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)(5)(6)		Total ($)
John C. Malone	2010	2,600	—	—	—		—	266,097	1,194,517	(7)	1,463,214
Chairman of the Board	2009	2,600	—	—	—		—	266,872	1,136,135	(7)	1,405,607
	2008	2,600	—	5,382,006	9,902,009		—	239,110	1,150,933	(7)	16,676,658
Gregory B. Maffei	2010	1,500,000	—	—	—		4,302,000	—	593,793	(9)	6,395,793
President and Chief	2009	1,000,000	—	1,687,503	79,345,879	(8)	5,062,500	4,096	393,587	(9)	87,493,565	(8)
Executive Officer	2008	1,000,000	—	8,114,003	9,902,009		2,732,000	41,937	496,354	(9)	22,286,303
Charles Y. Tanabe	2010	875,500	—	—	16,528,958		1,332,073	—	29,403		18,765,934
Executive Vice President	2009	875,500	—	350,233	2,292,387		1,050,600	1,361	29,403		4,599,484
and General Counsel	2008	875,500	—	2,185,177	2,807,439		659,252	13,860	27,903		6,569,131
David J.A. Flowers	2010	650,000	177,000	—	8,815,417		699,075	—	29,403		10,370,895
Senior Vice President and	2009	650,000	—	205,686	1,222,602		616,992	763	29,403		2,725,446
Treasurer (principal	2008	650,000	—	1,112,664	1,497,293		298,838	8,331	25,549		3,592,675
financial officer)
Albert E. Rosenthaler	2010	650,000	—	—	8,815,417		784,388	—	27,122		10,276,927
Senior Vice President	2009	650,000	—	205,686	1,222,602		616,992	371	27,122		2,722,773
	2008	650,000	—	1,180,912	1,497,293		367,088	3,377	24,662		3,723,332
Christopher W. Shean	2010	650,000	—	—	8,815,417		699,075	692	26,210		10,191,394
Senior Vice President and	2009	650,000	—	173,651	1,222,602		521,016	1,329	25,640		2,594,238
Controller (principal accounting officer)	2008	650,000	—	1,146,788	1,497,293		332,963	2,640	24,108		3,653,792

(1)
The aggregate grant date fair value of the equity incentive awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2010 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2011).

(2)
Reflects the cash portion of the performance-based bonuses paid to each of the named executive officers (other than Mr. Malone, who does not participate in the program). See "—Compensation Discussion and Analysis—Elements of 2010 Executive Compensation—2010 Performance Bonuses."

(3)
Reflects the above-market earnings credited during 2010, 2009 and 2008 to the deferred compensation accounts of each applicable named executive officers. See "—Compensation Discussion and Analysis—Elements of 2010 Executive Compensation—Deferred Compensation," "—Executive Compensation Arrangements—Employment Agreement," and "—Nonqualified Deferred Compensation Plans" below.

(4)
The Liberty 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty 401(k) Savings Plan participants may contribute up to 10% of their compensation (subject to specified maximums), and we contribute a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty 401(k) Savings Plan are fully vested upon contribution.

  Generally, participants acquire a vested right in our contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

  Included in this column, with respect to each named executive officer, is $24,500, $24,500 and $23,000 of matching contributions made by our company to the Liberty 401(k) Savings Plan in 2010, 2009 and 2008, respectively. With respect to these matching contributions, all of our named executive officers are fully vested.

(5)
Included in this column are the life insurance premiums paid by our company, on behalf of each of the named executive officers, as follows:

	Amounts ($)
Name	2010	2009	2008
John C. Malone	8,382	8,392	—
Gregory B. Maffei	2,622	1,710	1,710
Charles Y. Tanabe	4,903	4,903	4,903
David J.A. Flowers	4,903	4,903	2,549
Albert E. Rosenthaler	2,622	2,622	1,662
Christopher W. Shean	1,710	1,140	1,108
(6)
We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(7)
Includes the following:

	Amounts ($)
	2010	2009	2008
Reimbursement for personal estate and tax planning advice	201,911	125,741	83,800
Reimbursement for personal legal services	232,137	46,839	101,612
Compensation related to personal use of corporate aircraft(a)	288,405	175,544	186,395
Tax payments made on behalf of Mr. Malone	409,732	468,670	601,191
Payment of regulatory filing fees	24,739	283,854	125,000
Miscellaneous travel expenses	—	—	20,701
Tax gross-up related to income attributed to Mr. Malone with respect to our cafeteria plan	—	—	380

(a)
Calculated based on aggregate incremental cost of such usage to our company

    We own an apartment in New York City which is primarily used for business purpose. Mr. Malone makes use of this apartment and our company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Malone.

(8)
Includes the grant date fair value of Mr. Maffei's multi-year option award granted in connection with his agreement in principle to continue serving as our Chief Executive Officer until 2014. See "—Compensation Discussion and Analysis—Elements of 2010 Executive Compensation—Equity Incentive Compensation" for information regarding our compensation practices relating to equity incentive awards. Although his amended compensation package applies to the period 2010-2014, these awards were granted in December 2009 and are, accordingly, reflected in his 2009 compensation information above.

(9)
Includes the following:

	Amounts ($)
	2010	2009	2008
Reimbursement for personal legal services	118,589	—	—
Compensation related to personal use of corporate aircraft(a)	445,082	364,766	460,749

(a)
Calculated based on aggregate incremental cost of such usage to our company

  We own an apartment in New York City which is primarily used for business purpose. Mr. Maffei makes use of this apartment and our company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Maffei.

Executive Compensation Arrangements

  Malone Employment Agreement

        In connection with the merger of TCI and AT&T Corp. in 1999, an employment agreement between John C. Malone and TCI was assigned to our company. The term of Mr. Malone's employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by our compensation committee. Although the "Summary Compensation Table" table above reflects the aggregate incremental cost of Mr. Malone's personal use of our corporate aircraft, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL and aggregated $114,945 for the year ended December 31, 2010. Mr. Malone's employment agreement was further amended in December 2008, as described below.

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

        In December 2008, the compensation committee determined to modify Mr. Malone's employment arrangements to permit Mr. Malone to begin receiving fixed monthly payments in 2009, while he remains employed by our company, in satisfaction of our obligations to him under the 1993 deferred compensation arrangement, the 1982 deferred compensation arrangement and the installment severance plan. At the time of the amendment, the amounts owed to Mr. Malone under these arrangements aggregated approximately $2.4 million, $20 million and $39 million, respectively. As a result of these modifications, Mr. Malone receives 240 equal monthly installments, which commenced February 2009, of: (1) approximately $20,000 under the 1993 deferred compensation arrangement, (2) approximately $237,000 under the 1982 deferred compensation arrangement and (3) approximately $164,000 under the installment severance plan. Interest ceased to accrue under the installment severance plan once these payments began.

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

        For a description of the effect of any termination event or a change in control of our company on his employment agreement, see "—Potential Payments Upon Termination or Change in Control" below.

  Maffei Employment Arrangements

        November 2005 Arrangement.    In connection with the acceptance by Gregory B. Maffei of employment with our company as CEO-Elect in November 2005, our board of directors approved an employment arrangement for Mr. Maffei. Pursuant to the arrangement, Mr. Maffei was entitled to receive a base salary of $1,000,000 per annum. We agreed to reimburse Mr. Maffei for his commuting costs from Seattle to Denver through 2006. We also agreed to reimburse Mr. Maffei for expenses incurred in relocating his principal residence to the Denver area. Also, Mr. Maffei was granted options to acquire 5,500,000 shares of pre-reclassified Liberty Series A common stock at an exercise price of $7.95, which was the closing price of pre-reclassified Liberty Series A common stock on the grant date. As a result of subsequent corporate transactions, these options have been converted into options to acquire 275,000 shares of LCAPA at an exercise price of $10.88 per share, 1,375,000 shares of LINTA at an exercise price of $16.91 per share and 110,000 shares of LSTZA at an exercise price of $23.57 per share (after giving effect to the conversion of a portion of his Liberty Entertainment stock options as a result of the November 2009 split-off). In the event of Mr. Maffei's involuntary termination without cause, Mr. Maffei would have been entitled to continue receiving his base salary for a period of eighteen months after the date of such termination, together with any portion of his performance bonus determined by our board of directors to have been earned prior to his termination. Unvested stock incentive awards held by Mr. Maffei would have vested to the extent that they would have vested in that eighteen month period had Mr. Maffei continued to be employed during that period.

        December 2009 Arrangement; Employment Agreement.    On December 17, 2009, the compensation committee approved in principle a new compensation arrangement in favor of Mr. Maffei providing, among other things, for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 200% of the applicable year's annual base salary.

        On May 17, 2010, we entered into a definitive employment agreement with Mr. Maffei, memorializing the compensation arrangement that was approved in principle by the compensation committee on December 17, 2009. The agreement provides that, in the event Mr. Maffei is terminated for cause (as defined in the agreement) he will be entitled only to his accrued base salary, unpaid expenses and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If Mr. Maffei terminates his employment without good reason (as defined in the agreement), he will be entitled only to his accrued base salary, accrued but unpaid bonus for the prior year, unpaid expenses and any amounts due under applicable law (Standard Payments), and he will forfeit all rights to his unvested restricted shares and unvested options. In both cases, his vested, unexercised options or similar rights as of his termination date will remain exercisable for 90 days after his termination or until the original expiration date of the options if sooner. If, however, Mr. Maffei is terminated by Liberty Media without cause or if he terminates his employment for good reason, the agreement provides for him to receive the Standard Payments and a severance payment of $7.8 million and provides for his unvested restricted shares and unvested options to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the termination described in the immediately preceding sentence occurs within 90 days before or 210 days after the occurrence of a change in control (as defined in the agreement), then Mr. Maffei's unvested restricted shares and unvested options granted by Liberty Media will vest in full. In the case of Mr. Maffei's death or his disability, the agreement provides for the right to receive the Standard Payments and a severance payment of $7.8 million, for his unvested restricted shares and unvested options to fully vest and for his vested and accelerated options to remain exercisable until their respective expiration dates. Further, in the event of certain spin-off or split-off transactions which exceed a specified threshold of Liberty Media's consolidated assets, Mr. Maffei's unvested restricted shares and unvested options would vest in full unless Mr. Maffei is named the Chief Executive Officer of the spin-off or split-off entity and his equity awards are adjusted in the transaction in such a manner as to preserve the intrinsic value thereof. In addition, if Mr. Maffei is terminated without cause or due to disability, or terminates his employment for good reason, Mr. Maffei will be entitled to continuation of certain perquisites for 18 months, including use of our corporate aircraft.

        Also pursuant to the agreement, Mr. Maffei is entitled to customary benefits and perquisites provided to senior executive officers of Liberty Media and is entitled to use of our corporate aircraft as provided in his existing letter agreement with Liberty Media through the term of this new agreement. See "—Aircraft Usage" below. The agreement further provides that it is intended to meet the requirements of Section 409A of the Internal Revenue Code (the Code) and provides for certain reimbursements to Mr. Maffei in the event the agreement does not so comply. The agreement also contains customary provisions pertaining to confidentiality and limitations on outside activities.

        Also, on December 17, 2009, in connection with the approval in principle of his compensation arrangement, Mr. Maffei received a multi-year grant of options to purchase the following shares of our company with exercise prices equal to the closing sale prices of the applicable series of stock on the grant date: 8,743,000 shares of LINTA, 760,000 shares of LSTZA and 1,353,000 shares of LCAPA. One-half of the options will vest on the fourth anniversary of the grant date with the remaining options vesting on the fifth anniversary of the grant date, in each case, subject to Mr. Maffei being employed by our company on the applicable vesting date. The options have a term of 10 years.

        Aircraft Usage.    In 2008, we entered into a letter agreement with Mr. Maffei pursuant to which he is entitled to personal use of corporate aircraft not to exceed 120 hours of flight time per year through the first to occur of the termination of his employment agreement, his termination with our company or the cessation of aircraft ownership by our company. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of our corporate aircraft.

  Equity Incentive Plans

        The 2007 Incentive Plan and the 2010 Incentive Plan are administered by the compensation plan committee of our board of directors. The Liberty Media Corporation 2000 Incentive Plan (the 2000 Incentive Plan), also administered by the compensation committee, expired in December 2010. Previously, the compensation committee had delegated to the incentive plan committee (a former subcommittee of the compensation committee) the authority to administer the existing incentive plans. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The existing incentive plans are designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. Our compensation committee may grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the existing incentive plans (collectively, awards).

        The maximum number of shares of our common stock with respect to which awards may be issued under the 2000 Incentive Plan was 69,475,000, under the 2007 Incentive Plan is 39,300,000 and under the 2010 Incentive Plan is 50,000,000, subject, in each case, to anti-dilution and other adjustment provisions of the respective plans. With limited exceptions, no person may be granted in any calendar year awards covering more than 7,869,000 shares of our common stock under the 2007 Incentive Plan and 8,000,000 shares of our common stock under the 2010 Incentive Plan and no person was permitted to be granted in any calendar year awards covering more than 7,869,000 shares of our common stock under the 2000 Incentive Plan (subject, in each case, to anti-dilution and other adjustment provisions of the plans) nor may any person receive under each of the existing incentive plans (and, in the case of the 2000 Incentive Plan, nor was any person permitted to receive) payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the existing incentive plans are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

        As a result of the expiration of the 2000 Incentive Plan on December 6, 2010 and the dwindling capacity under the 2007 Incentive Plan, our board determined to adopt the 2010 Incentive Plan, which was submitted to a vote of and approved by our stockholders in 2010. Each of the 2007 Incentive Plan and the 2010 Incentive Plan has a 5 year term.

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

        In addition to the accelerated distribution events described under "—Potential Payments Upon Termination or Change-in-Control" below, at the eligible officer's request, if the compensation committee determines that such officer has suffered a financial hardship, it may authorize immediate distribution of amounts deferred under the 2006 deferred compensation plan.

        Our board of directors reserves the right to terminate the 2006 deferred compensation plan at any time. An optional termination by our board of directors will not result in any distribution acceleration.

Grants of Plan-Based Awards

        The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2010 to the named executive officers (other than Mr. Malone, who did not receive any grants).

					All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)(2)
		Estimated Future Payouts under Non-equity Incentive Plan Awards						Grant date fair value of stock and option awards ($)
							Exercise or base price of option awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)
Gregory B. Maffei	3/19/10	—	4,302,000	—	—	—	—	—
Charles Y. Tanabe	3/19/10	—	1,332,073	—	—	—	—	—
LCAPA	3/19/10	—	—	—	—	207,940	34.39	4,030,210
LINTA	3/19/10	—	—	—	—	1,247,637	14.62	10,062,816
LSTZA	3/19/10	—	—	—	—	106,182	51.21	2,435,932
David J.A Flowers	3/19/10	—	699,075	—	—	—	—	—
LCAPA	3/19/10	—	—	—	—	110,901	34.39	2,149,439
LINTA	3/19/10	—	—	—	—	665,405	14.62	5,366,824
LSTZA	3/19/10	—	—	—	—	56,630	51.21	1,299,154
Albert E. Rosenthaler	3/19/10	—	784,388	—	—	—	—	—
LCAPA	3/19/10	—	—	—	—	110,901	34.39	2,149,439
LINTA	3/19/10	—	—	—	—	665,405	14.62	5,366,824
LSTZA	3/19/10	—	—	—	—	56,630	51.21	1,299,154
Christopher W. Shean	3/19/10	—	699,075	—	—	—	—	—
LCAPA	3/19/10	—	—	—	—	110,901	34.39	2,149,439
LINTA	3/19/10	—	—	—	—	665,405	14.62	5,366,824
LSTZA	3/19/10	—	—	—	—	56,630	51.21	1,299,154

(1)
Represents the actual aggregate amount of each named executive officer's 2010 performance-based bonus. See "—Compensation Discussion and Analysis—Elements of 2010 Compensation—2010 Performance Bonuses" above.

(2)
Vests one-third on June 30, 2013, one-third on June 30, 2014 and one-third on December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

        The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2010 and held by the named executive officers, including those awards granted during 2010 and reflected in the "Grants of Plan-Based Awards" table above.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
John C. Malone
Option Awards
LCAPA	79,140	5,288	(1)	15.96	3/29/14	—		—
LCAPA	166,872	166,875	(2)	3.57	12/16/15	—		—
LINTA	50,000	—		19.14	6/14/15	—		—
LINTA	319,110	21,283	(1)	24.06	3/29/14	—		—
LINTA	686,560	686,572	(2)	2.91	12/16/15	—		—
LINTB*	2,871,351	—		23.64	2/28/11	—		—
LINTB	450,000	—		19.74	6/14/15
LSTZA	4,000	—		26.44	6/14/15	—		—
LSTZA	31,660	2,111	(1)	33.72	3/29/14	—		—
LSTZA	68,682	68,683	(2)	26.03	12/16/15	—		—
LSTZB	36,000	—		26.71	6/14/15	—		—
Stock Awards
LSTZA	—	—		—	—	15,211	(2)	1,011,227
Gregory B. Maffei
Option Awards
LCAPA	275,000	—		10.88	11/8/12	—		—
LCAPA	15,625	—		11.36	3/2/13	—		—
LCAPA	105,555	7,045	(1)	15.96	3/29/14	—		—
LCAPA	85,944	28,662	(3)	17.26	12/24/14	—		—
LCAPA	166,872	166,875	(2)	3.57	12/16/15	—		—
LCAPA	—	1,353,000	(4)	23.28	12/17/19	—		—
LINTA	1,375,000	—		16.91	11/8/12	—		—
LINTA	78,125	—		17.65	3/2/13	—		—
LINTA	425,520	28,380	(1)	24.06	3/29/14	—		—
LINTA	347,076	115,703	(3)	19.96	12/24/14	—		—
LINTA	686,560	686,572	(2)	2.91	12/16/15	—		—
LINTA	—	8,743,000	(4)	10.27	12/17/19
LSTZA	110,000	—		23.57	11/8/12	—		—
LSTZA	6,250	—		24.53	3/2/13	—		—
LSTZA	42,225	2,815	(1)	33.72	3/29/14	—		—
LSTZA	34,381	11,461	(3)	36.31	12/24/14	—		—
LSTZA	68,682	68,683	(2)	26.03	12/16/15	—		—
LSTZA	—	760,000	(4)	47.70	12/17/19	—		—

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Stock Awards
LCAPA	—	—		—	—	60,311	(5)	3,773,056
LCAPA	—	—		—	—	9,665	(6)	604,642
LINTA	—	—		—	—	132,259	(5)	2,085,724
LINTA	—	—		—	—	62,440	(6)	984,679
LSTZA	—	—		—	—	3,161	(5)	210,143
LSTZA	—	—		—	—	15,211	(2)	1,011,227
LSTZA	—	—		—	—	5,425	(6)	360,654
Charles Y. Tanabe
Option Awards
LCAPA	1,993	2,005	(1)	15.96	3/29/14	—		—
LCAPA	2,021	8,090	(3)	17.26	12/24/14	—		—
LCAPA	5,914	47,313	(2)	3.57	12/16/15	—		—
LCAPA	2,936	35,224	(7)	23.28	12/17/16	—		—
LCAPA	—	207,940	(8)	34.39	3/19/20	—		—
LINTA	492,288	—		22.90	2/28/11	—		—
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	56,250	—		15.46	8/6/14	—		—
LINTA	70,000	—		18.54	8/2/12	—		—
LINTA	51,042	—		17.52	2/28/13	—		—
LINTA	120,555	8,045	(1)	24.06	3/29/14	—		—
LINTA	97,944	32,654	(3)	19.96	12/24/14	—		—
LINTA	97,328	194,657	(2)	2.91	12/16/15	—		—
LINTA	72,082	216,246	(7)	10.27	12/17/16	—		—
LINTA	—	1,247,637	(8)	14.62	3/19/20	—		—
LSTZA	797	798	(1)	33.72	3/29/14	—		—
LSTZA	809	3,234	(3)	36.31	12/24/14	—		—
LSTZA	2,434	19,473	(2)	26.03	12/16/15	—		—
LSTZA	1,652	19,819	(7)	47.70	12/17/16	—		—
LSTZA	—	106,182	(8)	51.21	3/19/20	—		—
Stock Awards
LCAPA	—	—		—	—	14,555	(5)	910,561
LCAPA	—	—		—	—	2,007	(6)	125,558
LINTA	—	—		—	—	31,918	(5)	503,347
LINTA	—	—		—	—	12,959	(6)	204,363
LSTZA	—	—		—	—	763	(5)	50,724
LSTZA	—	—		—	—	4,313	(2)	286,728
LSTZA	—	—		—	—	1,127	(6)	74,923
David J.A. Flowers
Option Awards
LCAPA	10,000	—		10.92	7/31/13	—		—

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
LCAPA	12,500	—		9.95	8/6/14	—		—
LCAPA	15,840	1,060	(1)	15.96	3/29/14	—		—
LCAPA	12,852	4,289	(3)	17.26	12/24/14	—		—
LCAPA	25,232	25,234	(2)	3.57	12/16/15	—		—
LCAPA	6,262	18,786	(7)	23.28	12/17/16	—		—
LCAPA	—	110,901	(8)	34.39	3/19/20	—		—
LINTA	369,216	—		22.90	2/28/11	—		—
LINTA	50,000	—		16.97	7/31/13	—		—
LINTA	62,500	—		15.46	8/6/14	—		—
LINTA	75,000	—		18.54	8/2/12	—		—
LINTA	45,208	—		17.52	2/28/13	—		—
LINTA	63,840	4,260	(1)	24.06	3/29/14	—		—
LINTA	51,900	17,314	(3)	19.96	12/24/14	—		—
LINTA	103,816	103,817	(2)	2.91	12/16/15	—		—
LINTA	38,443	115,332	(7)	10.27	12/17/16	—		—
LINTA	—	665,405	(8)	14.62	3/19/20	—		—
LSTZA	452	—		24.36	2/28/13	—		—
LSTZA	2,112	423	(1)	33.72	3/29/14	—		—
LSTZA	2,143	1,713	(3)	36.31	12/24/14	—		—
LSTZA	6,491	10,385	(2)	26.03	12/16/15	—		—
LSTZA	3,523	10,570	(7)	47.70	12/17/16	—		—
LSTZA	—	56,630	(8)	51.21	3/19/20	—		—
Stock Awards
LCAPA	—	—		—	—	6,599	(5)	412,833
LCAPA	—	—		—	—	1,179	(6)	73,758
LINTA	—	—		—	—	14,472	(5)	228,223
LINTA	—	—		—	—	7,611	(6)	120,025
LSTZA	—	—		—	—	346	(5)	23,002
LSTZA	—	—		—	—	2,300	(2)	152,904
LSTZA	—	—		—	—	662	(6)	44,010
Albert E. Rosenthaler
Option Awards
LCAPA	1,056	1,060	(1)	15.96	3/29/14	—		—
LCAPA	1,071	4,289	(3)	17.26	12/24/14	—		—
LCAPA	3,154	25,234	(2)	3.57	12/16/15	—		—
LCAPA	1,566	18,786	(7)	23.28	12/17/16	—		—
LCAPA	—	110,901	(8)	34.39	3/19/20	—		—
LINTA	128,200	—		19.25	4/1/12	—		—
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	62,500	—		15.46	8/6/14	—		—
LINTA	75,000	—		18.54	8/2/12	—		—
LINTA	42,208	—		17.52	2/28/13	—		—

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
LINTA	63,840	4,260	(1)	24.06	3/29/14	—		—
LINTA	51,900	17,314	(3)	19.96	12/24/14	—		—
LINTA	12,977	103,817	(2)	2.91	12/16/15	—		—
LINTA	38,443	115,332	(7)	10.27	12/17/16	—		—
LINTA	—	665,405	(8)	14.62	3/19/20	—		—
LSTZA	845	423	(1)	33.72	3/29/14	—		—
LSTZA	857	1,713	(3)	36.31	12/24/14	—		—
LSTZA	2,596	10,385	(2)	26.03	12/16/15	—		—
LSTZA	1,762	10,570	(7)	47.70	12/17/16	—		—
LSTZA	—	56,630	(8)	51.21	3/19/20	—		—
Stock Awards
LCAPA	—	—		—	—	8,110	(5)	507,362
LCAPA	—	—		—	—	1,179	(6)	73,758
LINTA	—	—		—	—	17,775	(5)	280,312
LINTA						7,611	(6)	120,025
LSTZA	—	—		—	—	425	(5)	28,254
LSTZA	—	—		—	—	2,300	(2)	152,904
LSTZA	—	—		—	—	662	(6)	44,010
Christopher W. Shean
Option Awards
LCAPA	15,840	1,060	(1)	15.96	3/29/14	—		—
LCAPA	12,852	4,289	(3)	17.26	12/24/14	—		—
LCAPA	15,232	25,234	(2)	3.57	12/16/15	—		—
LCAPA	6,262	18,786	(7)	23.28	12/17/16	—		—
LCAPA	—	110,901	(8)	34.39	3/19/20	—		—
LINTA	14,102	—		22.90	2/28/11
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	62,500	—		15.46	8/6/14	—		—
LINTA	65,000	—		18.54	8/2/12	—		—
LINTA	51,042	—		17.52	2/28/13	—		—
LINTA	63,840	4,260	(1)	24.06	3/29/14	—		—
LINTA	51,900	17,314	(3)	19.96	12/24/14	—		—
LINTA	77,862	103,817	(2)	2.91	12/16/15	—		—
LINTA	38,443	115,332	(7)	10.27	12/17/16	—		—
LINTA	—	665,405	(8)	14.62	3/19/20	—		—
LSTZA	510	—		24.36	2/28/13	—		—
LSTZA	6,337	423	(1)	33.72	3/29/14	—		—
LSTZA	5,142	1,714	(3)	36.31	12/24/14	—		—
LSTZA	6,536	10,385	(2)	26.03	12/16/15	—		—
LSTZA	3,523	10,570	(7)	47.70	12/17/16	—		—
LSTZA	—	56,630	(8)	51.21	3/19/20	—		—

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Stock Awards
LCAPA	—	—	—	—	7,354	(5)	460,066
LCAPA	—	—	—	—	995	(6)	62,247
LINTA	—	—	—	—	16,124	(5)	254,275
LINTA	—	—	—	—	6,427	(6)	101,354
LSTZA	—	—	—	—	386	(5)	25,661
LSTZA	—	—	—	—	2,300	(2)	152,904
LSTZA	—	—	—	—	559	(6)	37,162

*
These awards are exercisable at the option of Mr. Malone for Series A shares instead at a lower exercise price of $22.90.

(1)
Vests quarterly (based on original amount of grant) over 4 years from March 29, 2007 grant date.

(2)
Vests quarterly (based on original amount of grant) over 4 years from December 16, 2008 grant date.

(3)
Vests quarterly (based on original amount of grant) over 4 years from December 24, 2007 grant date.

(4)
Vests 50% on December 17, 2013 and 50% on December 17, 2014.

(5)
Vests quarterly (based on original amount of grant) over 3 years from December 12, 2008 grant date.

(6)
Vests quarterly (based on original amount of grant) over 3 years from December 17, 2009 grant date.

(7)
Vests quarterly (based on original amount of grant) over 4 years from December 17, 2009 grant date.

(8)
Vests one-third on June 30, 2013, one-third on June 30, 2014 and one-third on December 31, 2015.

Option Exercises and Stock Vested

        The following table sets forth information regarding the exercise of vested options and the vesting of restricted stock held by our named executive officers, in each case, during the year ended December 31, 2010

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)(1)	Value realized on exercise ($)	Number of shares acquired on vesting (#)(1)	Value realized on vesting ($)
John C. Malone
LCAPA	—	—	—	—
LINTA	—	—	—	—
LSTZA	—	—	7,606	443,624
LSTZB	229,708	6,604,105	—	—
Gregory B. Maffei
LCAPA	—	—	68,885	3,188,651
LINTA	—	—	185,606	2,571,592
LSTZA	—	—	14,975	873,415
Charles Y. Tanabe
LCAPA	164,350	6,391,211	16,729	772,147
LINTA	97,328	978,146	44,971	620,692
LSTZA	27,283	748,707	3,949	229,529
David J.A Flowers
LCAPA	97,885	3,314,654	7,574	350,612
LINTA	—	—	20,575	285,088
LSTZA	—	—	1,981	115,536
Albert E. Rosenthaler
LCAPA	26,952	1,056,350	9,131	422,757
LINTA	64,885	846,329	24,167	334,840
LSTZA	8,661	234,548	2,080	121,316
Christopher W. Shean
LCAPA	58,208	2,915,324	8,663	398,795
LINTA	—	—	23,798	327,337
LSTZA	—	—	2,138	123,888

(1)
Includes shares withheld in payment of withholding taxes at election of holder.

Nonqualified Deferred Compensation Plans

        The following table sets forth information regarding the nonqualified deferred compensation plans in which our named executive officers were eligible to participate during the year ended December 31, 2010. Our named executive officers, other than Mr. Malone, participate in the 2006 Deferred Compensation Plan. See "—Executive Compensation Arrangements—2006 Deferred Compensation"

for more information. Mr. Malone's deferred compensation arrangements are described under "—Executive Compensation Arrangements—Malone Employment Agreement."

Name	Executive contributions in 2010 ($)	Registrant contributions in 2010 ($)	Aggregate earnings in 2010 ($)(1)	Aggregate withdrawals/ distributions ($)	Aggregate balance at 12/31/10 ($)(2)
John C. Malone	—	—	2,772,348	(3,082,818)	22,050,732
Gregory B. Maffei	—	—	—	—	—
Charles Y. Tanabe	—	—	—	—	—
David J.A. Flowers	—	—	—	—	—
Albert E. Rosenthaler	—	—	—	—	—
Christopher W. Shean	134,908	—	36,233	—	525,841

(1)
Of these amounts, the following were reported in the "Summary Compensation Table" as above-market earnings that were credited to the named executive officer's deferred compensation account during 2010:

Name	Amount ($)
John C. Malone	266,097
Gregory B. Maffei	—
Charles Y. Tanabe	—
David J.A. Flowers	—
Albert E. Rosenthaler	—
Christopher W. Shean	692
(2)
In our prior year proxy statements, we reported the following above-market earnings that were credited as interest to the applicable officer's deferred compensation accounts during the years reported:

	Amount ($)
Name	2009	2008	2007
John C. Malone	266,872	239,110	214,323
Gregory B. Maffei	4,096	41,937	4,875
Charles Y. Tanabe	1,361	13,860	2,450
David J.A. Flowers	763	8,331	1,196
Albert E. Rosenthaler	371	3,337	907
Christopher W. Shean	1,329	2,640	605

Potential Payments Upon Termination or Change-in-Control

        The following table sets forth the potential payments to our named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2010. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

        The amounts provided in the tables are based on the closing market prices on December 31, 2010 for each series of our common stock then-outstanding: LSTZA—$66.48, LSTZB—$66.33, LINTA—$15.77, LINTB—$15.55, LCAPA—$62.56 and LCAPB—$62.61. The value of the options and SARs shown in the table is based on the spread between the exercise or base price of the award and the applicable closing market price. The value of the restricted stock shown in the table is based on the applicable closing market price and the number of shares vested.

        Each of our named executive officers has received awards and payments under the existing incentive plans, and each of our named executive officers is eligible to participate in our deferred compensation plans. Additionally, each of Messrs. Malone and Maffei is entitled to certain payments upon termination under his respective employment agreement. See "—Executive Compensation Arrangements" above.

        Set forth below is a description of the circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout:

        Voluntary Termination.    Under the existing incentive plans, each named executive officer would only have a right to the equity grants that vested prior to his termination date.

        Under the 2006 deferred compensation plan, we do not have an acceleration right to pay out account balances to the participants upon this type of termination. For purposes of the tabular presentation below, we have assumed that we were permitted to make payments to the executive officers in accordance with their respective standing elections under the plans, subject to compliance with Section 409A of the Code.

        Termination for Cause.    All equity grants (whether vested or unvested) under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei) who is terminated for "cause." The existing incentive plans define "cause" as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), "cause" means a felony conviction for fraud, misappropriation or embezzlement. Pursuant to Mr. Maffei's employment agreement, in the event of his termination for cause (as defined in his agreement), Mr. Maffei's vested stock options and similar rights would remain exercisable for a short period following his termination.

        No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee's right to distribute out certain de minimus amounts in an officer's deferred compensation account).

        Termination Without Cause.    Messrs. Malone and Maffei's employment agreements provide for benefits in the case of termination by our company not for cause. See "—Executive Compensation Arrangements" above. Pursuant to the existing incentive plans and the related award agreements (and except as described below), if a named executive officer were terminated without cause, in addition to his vested equity awards, he would be entitled to vesting in full with respect to any outstanding options or SARs that would have vested during the calendar year in which the termination occurs. Mr. Maffei's employment agreement instead provides for an additional 18 months of vesting following termination, with respect to his equity incentive awards, including his Multi-Year Award. In addition, the award agreements relating to the other participating named executive officers' Multi-Year Awards provide for an additional 12 months of vesting.

        No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee's right to distribute out certain de minimus amounts in an officer's deferred compensation account).

        Death.    In the event of death, the existing incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

        No amounts are shown for payments pursuant to life insurance policies, which we make available to all our employees.

        Assuming the deceased executive filed an election to accelerate distributions upon his separation from service, the beneficiary of a deceased executive has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation below).

        Disability.    In the event of a disability, which is generally the inability to perform gainful activity for at least 12 months, the existing incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

        No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all our employees.

        Assuming the disabled executive filed an election to accelerate distributions upon his separation from service, a disabled executive has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation below).

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

  •
  Any non-exempt person purchases our common stock pursuant to a tender offer or exchange offer, without the prior consent of our board of directors.

  •
  The individuals constituting our board of directors over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

  •
  Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.

        In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards (other than those held by Mr. Maffei, whose awards are more specifically covered by the terms of his employment agreement) if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made.

        The 2006 deferred compensation plan provides our compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation below).

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination ($)		Termination for Cause ($)	Termination Without Cause ($)		Death ($)		Disability ($)		After a Change in Control ($)
John C. Malone
Lump Sum Severance(1)	—		—	13,000		—		13,000		—
Installment Severance Plan(2)	35,524,936		35,524,936	35,524,936		35,524,936		35,524,936		35,524,936
1993 Deferred Compensation Arrangement(3)	4,358,490		4,358,490	4,358,490		2,300,300		4,358,490		4,358,490
1982 Deferred Compensation Arrangement(3)	51,389,131		51,389,131	51,389,131		19,750,432		51,389,131		51,389,131
Options/SARs	27,762,713	(4)	—	27,762,713	(4)	49,529,790	(5)	49,529,790	(5)	49,529,790	(5)
Restricted Stock	—		—	—		1,011,227	(5)	1,011,227	(5)	1,011,227	(5)

Total	119,035,270		91,272,557	119,048,270		108,116,685		141,826,574		141,813,574

Gregory B. Maffei
Severance(6)	—		—	7,800,000		7,800,000		7,800,000		7,800,000
Options/SARs	52,678,107	(4)	—	70,831,157	(8)	191,699,430	(5)	191,699,430	(5)	191,699,430	(5)
Restricted Stock	—		—	8,289,779	(8)	9,030,126	(5)	9,030,126	(5)	9,030,126	(5)

Total	52,678,107		—	86,920,936		208,529,556		208,529,556		208,529,556

Charles Y. Tanabe
Options/SARs	2,494,142	(4)	—	2,494,142	(4)(9)	21,018,734	(5)	21,018,734	(5)	21,018,734	(5)
Restricted Stock	—		—	—		2,156,204	(5)	2,156,204	(5)	2,156,204	(5)

Total	2,494,142		—	2,494,142		23,174,938		23,174,938		23,174,938

David J.A Flowers
Options/SARs	6,276,261	(4)	—	6,276,261	(4)(9)	16,153,983	(5)	16,153,983	(5)	16,153,983	(5)
Restricted Stock	—		—	—		1,054,756	(5)	1,054,756	(5)	1,054,756	(5)

Total	6,276,261		—	6,276,261		17,208,739		17,208,739		17,208,739

Albert E. Rosenthaler
Options/SARs	934,625	(4)	—	934,625	(4)(9)	10,812,347	(5)	10,812,347	(5)	10,812,347	(5)
Restricted Stock	—		—	—		1,206,625	(5)	1,206,625	(5)	1,206,625	(5)

Total	934,625		—	934,625		12,018,972		12,018,972		12,018,972

Christopher W. Shean
Deferred Compensation	525,841		525,841	525,841		525,841	(7)	525,841	(7)	525,841	(7)
Options/SARs	4,411,722	(4)	—	4,411,722	(4)(9)	14,289,474	(5)	14,289,474	(5)	14,289,474	(5)
Restricted Stock	—		—	—		1,093,670	(5)	1,093,670	(5)	1,093,670	(5)

Total	4,937,563		525,841	4,937,563		15,908,985		15,908,985		15,908,985

(1)
Under Mr. Malone's employment agreement, if his employment had been terminated, as of December 31, 2010, at Liberty Media's election (other than for death or cause), he would have been entitled to a lump sum severance payment of $13,000 payable upon termination, which is equal to five years' of his current annual salary of $2,600. See "—Executive Compensation Arrangements—Malone Employment Agreement" above.

(2)
As described above, Mr. Malone began receiving 240 consecutive monthly installment severance payments in February 2009 pursuant to the terms of his amended employment agreement. The number included in the table represents the aggregate amount of the payments remaining as of December 31, 2010. With respect to periods following the termination of his employment, the foregoing payments are conditioned on

  Mr. Malone's compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. See "—Executive Compensation Arrangements—Malone Employment Agreement" above.

(3)
As described above, Mr. Malone began receiving 240 consecutive monthly payments of his deferred compensation plus interest, in February 2009 pursuant to the terms of his amended employment agreement. The number included in the table represents the aggregate amount of these payments remaining as of December 31, 2010. With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone's compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. If Mr. Malone's employment had been terminated, as of December 31, 2010, as a result of his death, his beneficiaries would have instead been entitled to a lump sum payment of the unamortized principal balance of the remaining deferred compensation payments, and the compliance conditions described above would be inapplicable. See "—Executive Compensation Arrangements—Malone Employment Agreement" above.

(4)
Based on the number of vested options and SARs held by each named executive officer at year-end. For more information, see the "Outstanding Equity Awards at Fiscal Year-End" table above.

(5)
Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs and the number of shares of restricted stock, in each case, held by each named executive officer at year-end. For more information, see the "Outstanding Equity Awards at Fiscal Year-End" table above.

(6)
If Mr. Maffei's employment had been terminated at Liberty Media's election for any reason (other than cause), as of December 31, 2010, he would have been entitled to receive a lump sum payment of $7,800,000. See "—Executive Compensation Arrangements—Maffei Employment Arrangement" above.

(7)
Under these circumstances (and subject to the assumptions described above), the named executive officer would receive an immediate distribution of the balance of his deferred compensation account (rather than receiving distributions under the plan in accordance with the elections previously filed by such named executive officer).

(8)
Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested options and SARs and the number of shares of restricted stock held by Mr. Maffei at year-end that would vest during his 18-month severance period (January 1, 2011 through June 30, 2012), pursuant to his employment arrangements. See "—Executive Compensation Arrangements—Maffei Employment Arrangements" above and the "Outstanding Equity Awards at Fiscal Year-End" table above.

(9)
Does not include any portion of the Multi-Year Awards because, even giving effect to the additional 12 months of vesting, no portion of the Multi-Year Awards would have become vested.

Director Compensation

Nonemployee Directors

        Director Fees.    Each of our directors who is not an employee of our company is paid an annual fee of $185,000 (which we refer to as the director fee), of which $92,500 is payable in cash and the balance is payable in restricted shares of LCAPA, LINTA and LSTZA. See "—Director Restricted Share Grants" below for information on the restricted stock awards granted in 2010 to the nonemployee directors. Each of our directors who resides outside of Colorado receives $2,000 per meeting for attending meetings at our offices in Englewood, Colorado. The chairman of the audit committee of our board of directors and each other member of that committee is paid an additional annual fee of $30,000. With respect to our executive committee, each nonemployee member thereof receives an additional annual fee of $10,000 for his participation on the committee. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an additional annual fee of $10,000 for his participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an additional annual fee of $20,000 for his participation on that committee. The $92,500 cash portion of the director fees, the meeting fees and the fees for participation on committees are payable quarterly in arrears in cash only.

        Charitable Contributions.    If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

        Equity Incentive Plan.    The Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (the Liberty Media director plan) is administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The Liberty Media director plan is designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company. Our board of directors may grant non-qualified stock options, SARs, restricted shares, stock units and cash awards or any combination of the foregoing under the Liberty Media director plan (collectively, director awards).

        The maximum number of shares of our common stock with respect to which awards may be issued under the Liberty Media director plan is 1,945,000, subject to anti-dilution and other adjustment provisions of the plan. Shares of our common stock issuable pursuant to awards made under the Liberty Media director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

        Director Restricted Share Grants.    Pursuant to our director compensation policy described above and the Liberty Media director plan, on December 15, 2010, our board of directors granted each of the nonemployee directors (i) 460 restricted shares of LCAPA, (ii) 3,170 restricted shares of LINTA, and (iii) 280 restricted shares of LSTZA. These restricted shares will vest on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be forfeited if the grantee resigns or is removed from the board before the vesting date.

        One-Time Restricted Share Grant.    In connection with her election to our board of directors, as of May 10, 2010, Ms. Andrea L. Wong received a grant of restricted shares under the Liberty Media director plan of (i) 530 LCAPA shares, (ii) 3,235 LINTA shares, and (iii) 295 LSTZA shares. The restricted shares will vest on the second anniversary of the grant date, or on such earlier date that Ms. Wong ceases to be a director because of death or disability, and will be forfeited if Ms. Wong resigns or is removed from the board before the vesting date.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Stock Awards ($)(2)(3)	All other compensation ($)		Total ($)
Robert R. Bennett	100,434	—	96,996	12,335	(4)	209,765
Donne F. Fisher	132,500	—	96,996	5,000	(5)	234,496
M. Ian G. Gilchrist	133,624	—	96,996	6,984	(4)	237,604
Evan D. Malone	102,500	—	96,996	—		199,496
David E. Rapley	120,434	—	96,996	12,335	(4)	229,765
M. LaVoy Robison	122,500	—	96,996	5,000	(5)	224,496
Larry E. Romrell	130,434	—	96,996	12,335	(4)	239,765
Andrea L. Wong	85,755		179,880	5,656	(4)(5)	271,291

(1)
John C. Malone and Gregory B. Maffei, each of whom is a director of our company and a named executive officer, received no compensation for serving as directors of our company during 2010.

(2)
As of December 31, 2010, our directors (other than Messrs. Malone and Maffei, whose stock incentive awards are listed in "Outstanding Equity Awards at Fiscal Year-End" above) held the following stock incentive awards:

	Robert R. Bennett	Donne F. Fisher	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	M. LaVoy Robison	Larry E. Romrell	Andrea L. Wong
Options/SARs
LCAPA	105,450	9,910	1,270	4,485	9,910	9,910	9,910	—
LINTA	522,400	43,860	5,330	19,680	43,860	43,860	43,860	—
LSTZA	41,820	3,604	387	1,407	3,604	3,604	3,604	—
Restricted Stock
LCAPA	1,255	1,255	1,255	1,255	1,255	1,255	1,255	990
LINTA	8,025	8,025	8,025	8,025	8,025	8,025	8,025	6,405
LSTZA	725	725	725	725	725	725	725	575
(3)
The aggregate grant date fair value of stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2010 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2011).

(4)
Includes the following amounts of health insurance premiums paid by our company for the benefit of the following directors:

Name	Amounts ($)
Robert R. Bennett	12,335
M. Ian G. Gilchrist	6,984
David E. Rapley	12,335
Larry E. Romrell	12,335
Andrea L. Wong	4,656
(5)
Includes charitable contributions made on behalf of Mr. Fisher, Mr. Robison and Ms. Wong pursuant to our matching donation program described above.

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

        The compensation committee has reviewed and discussed with the company's management the "Compensation Discussion and Analysis" included under "Item 11. Executive Compensation" above. Based on such review and discussions, the compensation committee recommended to the company's board of directors that the "Compensation Discussion and Analysis" be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

M. Ian Grant Gilchrist
Donne F. Fisher
David E. Rapley
Andrea L. Wong

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity (excluding any of our directors and executive officers) known by us to own more than five percent of the outstanding shares of any series of our common stock. All of such information is based on publicly available filings.

        The security ownership information is given as of December 31, 2010 and, in the case of percentage ownership information, is based upon (1) 75,139,893 LCAPA shares, (2) 7,363,948 LCAPB shares, (3) 570,731,067 LINTA shares, (4) 29,059,016 LINTB shares, (5) 49,130,652 LSTZA shares and (6) 2,917,815 LSTZB shares, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Capital Research and Management Company	LCAPA	7,174,145	(1)	9.6	0.9
333 South Hope Street	LCAPB	—		—
Los Angeles, CA 90071	LINTA	—		—
	LINTB	—		—
	LSTZA	2,869,658	(1)	5.8
	LSTZB	—		—
Southeastern Asset Management, Inc.	LCAPA	—		—	5.7
6410 Poplar Ave., Suite 900	LCAPB	—		—
Memphis, TN 38119	LINTA	61,585,872	(2)	10.8
	LINTB	—		—
	LSTZA	—		—
	LSTZB	—		—
		—		—
Longleaf Partners Fund	LCAPA	—		—	2.3
c/o Southeastern Asset Management, Inc.	LCAPB	—		—
6410 Poplar Ave., Suite 900	LINTA	24,460,224	(2)	4.3
Memphis, TN 38119	LINTB	—		—
LSTZA
	LSTZB	—		—
The Growth Fund of America, Inc.	LCAPA	—		—	3.5
333 South Hope Street	LCAPB	—		—
Los Angeles, CA 90071	LINTA	38,167,500	(3)	6.7
	LINTB	—		—
	LSTZA	—		—
	LSTZB	—		—
ClearBridge Advisors, LLC	LCAPA	5,896,099	(4)	7.9	3.1
620 8th Avenue	LCAPB	—		—
New York, NY 10018	LINTA	27,439,601	(5)	4.8
	LINTB	—		—
	LSTZA	—		—
	LSTZB	—		—

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Dodge & Cox	LCAPA	—		—	4.3
555 California Street, 40th Floor	LCAPB	—		—
San Francisco, CA 94104	LINTA	46,320,244	(6)	8.12
	LINTB	—		—
	LSTZA	—		—
	LSTZB	—		—
Comcast QVC, Inc.	LCAPA	5,000,000	(7)	6.7	0.5
	LCAPB	—		—
	LINTA	—		—
	LINTB	—		—
	LSTZA	—		—
	LSTZB	—		—
Paulson & Co., Inc.	LCAPA	—		—
1251 Avenue of the Americas	LCAPB	—		—
New York, NY 10020	LINTA	—		—
	LINTB	—		—
	LSTZA	3,300,000	(8)	6.7	0.3
	LSTZB	—		—
T. Rowe Price Associates, Inc.	LCAPA	421,513	(9)	0.6	6.5
100 E. Pratt Street	LCAPB	—		—
Baltimore, MD 21202	LINTA	65,960,183	(10)	11.6
	LINTB	—		—
	LSTZA	4,140,427	(11)	8.4
	LSTZB	—		—
BlackRock, Inc.	LCAPA	—		—	2.7
40 East 52nd Street	LCAPB	—		—
New York, NY 10022	LINTA	28,890,345	(12)	5.1
	LINTB	—		—
	LSTZA	—		—
	LSTZB	—		—

(1)
Based on Amendment No. 1 to Schedule 13G, dated February 10, 2006, filed by Capital Research and Management Company (CRMC) with respect to our predecessor issuer, as adjusted to give effect to intervening restructuring, reclassification and split-off transactions. According to the Schedule 13G/A, CRMC acts as investment adviser to various investment companies and as a result is deemed to be the beneficial owner of 7,174,145 shares of LCAPA and 2,869,658 shares of LSTZA, but disclaims beneficial ownership of those shares pursuant to Rule 13d-4. After giving effect to the aforementioned adjustments to the Schedule 13G/A figures, we estimate that CRMC has sole voting power over 2,241,395 shares of LCAPA and 896,580 shares of LSTZA.

(2)
Based on Amendment No. 6 to Schedule 13G, dated February 7, 2011, filed by Southeastern Asset Management, Inc. (Southeastern), an investment advisor, Longleaf Partners Fund (Longleaf), an investment company of which Southeastern is the investment advisor, and O. Mason Hawkins, Chairman of the Board and CEO of Southeastern. According to the Schedule 13G/A, all of the shares are owned by Southeastern's investment advisory clients and none is owned directly or indirectly by Southeastern or Mr. Hawkins, and that while Mr. Hawkins could be deemed a controlling person of Southeastern he disclaims the existence of such control. Southeastern and Mr. Hawkins disclaim beneficial ownership of the shares covered by the Schedule 13G/A pursuant to Rule 13d-4. The Schedule 13G/A states that Southeastern has sole voting power over 29,691,179 shares, shared voting power over 24,460,224 shares, no voting power over 7,434,469 shares, sole dispositive power over 37,125,648 shares, and shared dispositive voting power over 24,460,224 shares, while Longleaf has shared voting and dispositive power over 24,460,224 shares.

(3)
Based on the Schedule 13G, dated December 10, 2007, filed by The Growth Fund of America, an investment company (The Growth Fund), which states that The Growth Fund has sole voting power over the shares. The Schedule 13G states that The Growth Fund is advised by CRMC.

(4)
Based on Amendment No. 3 to Schedule 13G/A, dated February 11, 2011, by ClearBridge Advisors, LLC, an investment advisor (ClearBridge), which states that ClearBridge has sole voting power over 4,040,512 shares and sole dispositive power over 5,896,099 shares.

(5)
Based on Amendment No. 1 to Schedule 13G, dated February 13, 2009, filed by ClearBridge which states that ClearBridge has sole voting power over 19,600,089 shares and sole dispositive power over 27,439,601 shares

(6)
Based on Amendment No. 3 to Schedule 13G, dated February 10, 2011, filed by Dodge & Cox, an investment advisor, which states that all of the shares are owned by Dodge & Cox's investment advisory clients. The Schedule 13G/A states that Dodge & Cox has sole voting power over 43,817,369 shares, no shared voting power over and sole dispositive power over 46,320,244 shares.

(7)
Based on the Schedule 13G, dated February 17, 2009, filed by Comcast QVC, Inc., Comcast Programming Holdings, Inc., Comcast Holdings Corporation and Comcast Corporation, which states that each of such entities has shared voting power and dispositive power over such shares.

(8)
Based on the Schedule 13G, dated February 16, 2010, filed by Paulson & Co., Inc., an investment advisor (Paulson), which states that all of the shares are owned by Paulson's investment advisory clients and that Paulson has sole voting and dispositive power over such shares.

(9)
Based on Amendment No. 1 to the Schedule 13G, filed February 10, 2011 by T. Rowe Price Associates, Inc., an investment advisor (Price Associates), which states that all of the shares are owned by Price Associates' investment advisory clients and that Price Associates has sole voting power over 114,390 shares and sole dispositive power over 421,513 shares.

(10)
Based on Amendment No. 1 to the Schedule 13G, filed February 10, 2011 by Price Associates, which states that all of the shares are owned by Price Associates' investment advisory clients, and that Price Associates has sole voting power over 17,346,632 shares and sole dispositive power over 65,960,183 shares.

(110
Based on Amendment No. 1 to the Schedule 13G, filed February 10, 2011 by Price Associates, which states that all of the shares are owned by Price Associates' investment advisory clients, and that Price Associates has sole voting power over 924,081 shares and sole dispositive power over 4,125,677 shares.

(12)
Based on the Schedule 13G, dated January 21, 2011, filed by BlackRock, Inc. (BlackRock) which states that BlackRock has sole voting power and sole dispositive power over 28,890,345 shares.

Security Ownership of Management

        The following table sets forth information with respect to the ownership by each of the directors and named executive officers of Liberty Media and by all of its directors and named executive officers as a group of shares of each series of Liberty Media common stock. The security ownership information is given as of December 31, 2010, and, in the case of percentage ownership information, is based upon (1) 75,139,893 LCAPA shares, (2) 7,363,948 LCAPB shares, (3) 570,731,067 LINTA shares, (4) 29,059,016 LINTB shares, (5) 49,130,652 LSTZA shares and (6) 2,917,815 LSTZB shares, in each case, outstanding on that date. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

        Shares of restricted stock that have been granted pursuant to Liberty Media's incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this proxy statement/prospectus. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2010, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LCAPB, LINTB and LSTZB, though convertible on a one-for-one basis into shares of LCAPA, LINTA and LSTZA, respectively, are reported as beneficial ownership of LCAPB, LINTB and LSTZB only, and not as beneficial ownership of LCAPA, LINTA or LSTZA. So far as is known to Liberty Media, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

        The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty 401(k) Savings Plan as of December 31, 2010. The shares held by the trustee of the Liberty 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LCAPA	2,825	(1)(2)(3)(5)(6)(7)(8)	3.7	35.6
Chairman of the Board	LCAPB	6,131	(1)(6)(9)	83.3
	LINTA	5,512	(1)(2)(3)(5)(6)(7)(8)	*
	LINTB	30,579	(1)(5)(6)(9)	94.4
	LSTZA	163	(1)(2)(3)(4)(5)(6)(7)	*
	LSTZB	2,446	(1)(5)(6)(9)	82.8
Gregory B. Maffei	LCAPA	1,179	(2)(4)(5)	1.5	*
President, Chief Executive	LCAPB	—		—
Officer and Director	LINTA	3,445	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	307	(2)(4)(5)	*
	LSTZB	—		—
Robert R. Bennett	LCAPA	121	(4)(5)(10)	*	4.8
Director	LCAPB	834	(10)	11.3
	LINTA	877	(4)(5)(10)	*
	LINTB	4,170	(5)(10)	12.5
	LSTZA	43	(4)(5)	*
	LSTZB	334	(10)	11.4

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Donne F. Fisher	LCAPA	26	(4)(5)	*	*
Director	LCAPB	28		*
	LINTA	128	(4)(5)	*
	LINTB	140		*
	LSTZA	10	(4)(5)	*
	LSTZB	11		*
M. Ian G. Gilchrist	LCAPA	3	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	13	(4)(5)	*
	LINTB	—		—
	LSTZA	1	(4)(5)	*
	LSTZB	—		—
Evan D. Malone	LCAPA	6	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	30	(4)(5)	*
	LINTB	—		—
	LSTZA	2	(4)(5)	*
	LSTZB	—		—
David E. Rapley	LCAPA	12	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	54	(4)(5)	*
	LINTB	—		—
	LSTZA	4	(4)(5)	*
	LSTZB	—		—
M. LaVoy Robison	LCAPA	12	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	54	(4)(5)	*
	LINTB	—		—
	LSTZA	4	(4)(5)	*
	LSTZB	—		—
Larry E. Romrell	LCAPA	23	(4)(5)	*	*
Director	LCAPB	**		*
	LINTA	55	(4)(5)	*
	LINTB	**		*
	LSTZA	4	(4)(5)	*
	LSTZB	**		*
Andrea L. Wong	LCAPA	**	(4)	*	*
Director	LCAPB	—		—
	LINTA	6	(4)	*
	LINTB	—		—
	LSTZA	**	(4)	*
	LSTZB	—		—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Charles Y. Tanabe	LCAPA	83	(2)(4)(5)	*	*
Executive Vice President and	LCAPB	—		—
General Counsel	LINTA	1,236	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	15	(2)(4)(5)(11)	*
	LSTZB	—		—
David J.A. Flowers	LCAPA	203	(2)(4)(5)	*	*
Senior Vice President and Treasurer	LCAPB	—		—
	LINTA	951	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	23	(2)(4)(5)	*
	LSTZB	—		—
Albert E. Rosenthaler	LCAPA	24	(2)(4)(5)	*	*
Senior Vice President	LCAPB	—		—
	LINTA	596	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	12	(2)(4)(5)	*
	LSTZB	—		—
Christopher W. Shean	LCAPA	70	(2)(4)(5)	*	*
Senior Vice President and	LCAPB	—		—
Controller	LINTA	563	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	28	(2)(4)(5)	*
	LSTZB	—		—
All directors and executive officers as a group (14 persons)	LCAPA	4,586	(1)(2)(3)(4)(5)(6)(7)(8)(10)	6.0	39.7
	LCAPB	6,993	(1)(6)(9)(10)	95.0
	LINTA	13,506	(1)(2)(3)(4)(5)(6) (7)(8)(10)	2.3
	LINTB	34,890	(1)(5)(6)(9)(10)	95.5
	LSTZA	620	(1)(2)(3)(4)(5)(6)(7)	1.2
	LSTZB	2,791	(1)(5)(6)(9)(10)	94.5

*
Less than one percent

**
Less than 1,000 shares

(1)
Includes 75,252 LCAPA shares, 170,471 LCAPB shares, 376,260 LINTA shares, 852,358 LINTB shares, 30,100 LSTZA shares and 68,188 LSTZB shares held by Mr. Malone's wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)
Includes shares held in the Liberty 401(k) Savings Plan as follows:

	LCAPA	LINTA	LSTZA
John C. Malone	544	7,241	513
Gregory B. Maffei	2,323	5,429	3,290
Charles Y. Tanabe	905	7,973	448
David J.A. Flowers	1,413	14,849	1,439
Albert E. Rosenthaler	1,004	11,610	1,074
Christopher W. Shean	3,717	7,674	322

Total	9,906	54,776	7,086

(3)
Includes 257,165 LCAPA shares, 1,790,825 LINTA shares and 66 LSTZA shares held by two trusts of which Mr. Malone is the sole trustee and, with respect to which, he and his wife retain a unitrust interest.

(4)
Includes restricted shares, none of which is vested, as follows:

	LCAPA	LINTA	LSTZA
John C. Malone	—	—	15,211
Gregory B. Maffei	69,976	194,699	23,797
Robert R. Bennett	1,255	8,025	725
Donne F. Fisher	1,255	8,025	725
M. Ian G. Gilchrist	1,255	8,025	725
Evan D. Malone	1,255	8,025	725
David E. Rapley	1,255	8,025	725
M. LaVoy Robison	1,255	8,025	725
Larry E. Romrell	1,255	8,025	725
Andrea L. Wong	990	6,405	575
Charles Y. Tanabe	16,562	44,877	6,203
David J.A. Flowers	7,778	22,083	3,308
Albert E. Rosenthaler	9,289	25,386	3,387
Christopher W. Shean	8,349	22,551	3,245

Total	121,729	372,176	60,801

(5)
Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options and stock appreciation rights exercisable within 60 days after December 31, 2010. Messrs. Malone and Bennett have the right to convert the options to purchase LINTB shares and

  LSTZB shares into an equal number of options to purchase LINTA shares and LSTZA shares, respectively.

	LCAPA	LINTA	LINTB	LSTZA	LSTZB
John C. Malone	246,012	1,055,670	3,321,351	104,342	36,000
Gregory B. Maffei	648,996	2,912,281	—	261,538	—
Robert R. Bennett	105,450	522,400	4,169,963	41,820	—
Donne F. Fisher	9,910	43,860	—	3,604	—
M. Ian G. Gilchrist	1,270	5,330	—	387	—
Evan D. Malone	4,485	19,680	—	1,407	—
David E. Rapley	9,910	43,860	—	3,604	—
M. LaVoy Robison	9,910	43,860	—	3,604	—
Larry E. Romrell	9,910	43,860	—	3,604	—
Charles Y. Tanabe	12,864	1,119,989	—	5,692	—
David J.A. Flowers	82,686	859,923	—	14,721	—
Albert E. Rosenthaler	6,847	540,568	—	6,060	—
Christopher W. Shean	50,186	487,189	—	22,048	—
Total	1,198,436	7,698,470	7,491,314	472,431	36,000
(6)
Includes 25,700 shares of LCAPA, 91,789 shares of LCAPB, 128,500 shares of LINTA, 458,946 shares of LINTB, 10,280 shares of LSTZA and 36,715 shares of LSTZB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone's adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(7)
Includes 2,219,873 shares of LCAPA, 2,151,718 shares of LINTA and 2,240 shares of LSTZA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Malone.

(8)
Includes 622 shares of LCAPA and 1,427 shares of LINTA pledged to Bank of America in connection with a loan facility extended to Mr. Malone.

(9)
In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Mr. Malone and Mr. Malone's wife. In connection with the acquisition by AT&T of TCI, TCI assigned to Liberty Media's predecessor its rights under this call agreement. Liberty Media has since succeeded to these rights. As a result, Liberty Media has the right, under certain circumstances, to acquire LCAPB shares, LINTB shares and LSTZB shares owned by the Malones. The call agreement also prohibits the Malones from disposing of their LCAPB shares, LINTB shares and LSTZB shares, except for certain exempt transfers (such as transfers to related parties or public sales of up to an aggregate of 5% of their shares of LCAPB, LINTB or LSTZB after conversion to shares of LCAPA, LINTA or LSTZA, respectively) and except for transfers made in compliance with Liberty Media's call rights.

(10)
Includes 12,136 LCAPA shares, 157,365 LCAPB shares, 299,567 LINTA shares, 100 LINTB shares, and 68,509 LSTZB shares owned by Hilltop Investments, LLC, which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

Changes in Control

        We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2010, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders:
Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective February 22, 2007):			—	(2)
LCAPA	3,316,957	$23.45
LCAPB	—	$—
LINTA	33,290,172	$13.48
LINTB	7,491,314	$23.41
LSTZA	2,520,226	$49.69
LSTZB	36,000	$26.71
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective August 15, 2007):			867,539
LCAPA	55,305	$9.99
LCAPB	—	—
LINTA	244,310	$12.94
LINTB	—	—
LSTZA	19,814	$29.19
LSTZB	—	—
Liberty Media Corporation 2007 Incentive Plan			12,482,907
LCAPA	1,624,150	$11.38
LCAPB	—	—
LINTA	14,048,557	$8.80
LINTB	—	—
LSTZA	676,684	$33.46
LSTZB	—	—
Liberty Media Corporation 2010 Incentive Plan(3)			50,000,000
LCAPA	—	—
LCAPB	—	—
LINTA	—	—
LINTB	—	—
LSTZA	—	—
LSTZB	—	—

Total:
LCAPA	4,996,412

LCAPB	—

LINTA	47,583,039

LINTB	7,491,314

LSTZA	3,216,724

LSTZB	36,000

			63,350,446

(1)
Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(2)
The Liberty Media Corporation 2000 Incentive Plan expired on December 6, 2010 and, as a result, no further grants are permitted under this plan.

(3)
The Liberty Media Corporation 2010 Incentive Plan was adopted in February 2010 and received stockholder approval at the 2010 Annual Meeting. Through December 31, 2010, no share issuances had been made under this plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Under Liberty Media's Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed "related party transaction" (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by the Liberty Media board to address such actual or potential conflicts. No related party transaction may be effected by Liberty Media without the approval of the audit committee of the Liberty Media board or another independent body of the Liberty Media board designated to address such actual or potential conflicts.

        The following transaction was approved in advance by an independent committee of the Liberty Media board in accordance with the foregoing.

Lockerz

        In February 2009, LMC Lockerz, LLC (LMC Lockerz), a wholly-owned subsidiary of Liberty Media, and Kathy Savitt formed Lockerz, LLC (Lockerz), a Delaware limited liability company, which is engaged in the business of creating and operating a destination e-commerce, content and community website aimed primarily at teenagers and "Tweens." In November 2009, Gregory B. Maffei, Chief Executive Officer and a director of Liberty Media, invested $2.86 million in Lockerz for an approximate 24.2% aggregate equity interest in Lockerz. In January 2010, Mr. Maffei made an additional capital contribution of approximately $857,143 in Lockerz. In March 2010, Mr. Maffei made an additional capital contribution of $571,428. All of these investments by Mr. Maffei in Lockerz were made on the same terms as those provided to LMC Lockerz. On May 28, 2010, Lockerz was restructured in connection with an investment by Kleiner Perkins, and Lockerz, Inc. was formed as the new parent company. In January 2011, shares in Lockerz were issued to a new investor in connection with an acquisition by Lockerz. As of December 31, 2010, and giving effect to the January 2011 issuance, Mr. Maffei owns approximately 17.39% of Lockerz and LMC Lockerz owns approximately 43.47% of Lockerz, with the balance owned by the other shareholders. Mr. Maffei is also a director of Lockerz.

Director Independence

        It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board of directors in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board of directors follows the Corporate Governance Rules of The Nasdaq Stock Market on the criteria for director independence.

        Our board of directors has determined that each of Donne F. Fisher, M. Ian G. Gilchrist, David E. Rapley, M. LaVoy Robison, Larry E. Romrell and Andrea L. Wong qualifies as an independent director of our company.

Item 14.    Principal Accountant Fees and Services

Audit Fees and All Other Fees

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2010 and 2009, and fees billed for other services rendered by KPMG LLP:

	2010	2009
Audit fees	$5,039,000	5,268,000
Audit related fees(1)	273,000	923,000

Audit and audit related fees	5,312,000	6,191,000
Tax fees(2)	648,000	1,254,000
Total fees	$5,960,000	7,445,000

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

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

  •
  audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) attestation services not required by statute or regulation, (iv) certain audits incremental to the audit of our consolidated financial statements and (v) closing balance sheet audits related to dispositions; and

  •
  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

        Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Donne F. Fisher currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

        Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

        All services provided by our independent auditor during 2010 were approved in accordance with the terms of the policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (b)   Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Dated: March 15, 2011	By	/s/ GREGORY B. MAFFEI Gregory B. Maffei Chief Executive Officer and President

EXHIBIT INDEX

31.4	Rule 13a-14(a)/15d-14(a) Certification*
31.5	Rule 13a-14(a)/15d-14(a) Certification*
31.6	Rule 13a-14(a)/15d-14(a) Certification*

*
Filed herewith.