Form 10-K/A
period 2010-12-31
LIBERTY MEDIA CORP
filed 2011-04-04
CIK 1355096

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
Series A Liberty Interactive Common Stock—570,762,287;
Series B Liberty Interactive Common Stock—29,054,371;
Series A Liberty Starz Common Stock—49,131,696; and
Series B Liberty Starz Common Stock—2,917,815 shares.

EXPLANATORY NOTE

        The Registrant previously filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the Form 10-K) and subsequently filed its Amendment No. 1 on Form 10-K/A (Amendment No. 1) to the Form 10-K to include all of the Part III information required by applicable SEC rules and regulations. The Registrant is filing this Amendment No. 2 on Form 10-K/A (this Form 10-K/A) to the Form 10-K to revise certain disclosure contained in Amendment No. 1 in response to comments received from the staff of the SEC. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K, as amended.

        As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K, as amended, to add such reports as Exhibits.

        Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, as amended, including any of the financial information disclosed in Parts II and IV of the Form 10-K, as amended, and does not purport to reflect any information or events subsequent to the filing thereof.

        We refer to Liberty Media Corporation as "Liberty Media," "us," "we" and "our" in this report.

LIBERTY MEDIA CORPORATION
2010 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 2)

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

Other Public Company Directorships: Mr. Malone has served as Chairman of the Board of Liberty Global, Inc. (LGI) since June 2005. Previously, he served as Chairman of the Board of LGI's predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005, as Chairman of the Board of DIRECTV from November 2009 to June 2010 and as Chairman of the Board of DIRECTV's predecessor, The DIRECTV Group, Inc. (DTVG), from February 2008 to November 2009. He has served as a director of Discovery Communications, Inc. (Discovery) since September 2008 and served as Chairman of the Board of its predecessor, Discovery Holding Company (DHC), from March 2005 to September 2008, and as a director of DHC from May 2005 to September 2008. Mr. Malone served as a director of UnitedGlobalCom, Inc. (UGC), now a subsidiary of LGI, from January 2002 to June 2005. Mr. Malone has served as a director of (i) Expedia, Inc. since August 2005, (ii) Sirius XM Radio Inc. (Sirius) since April 2009 and (iii) Ascent Media Corporation since January 2010. Mr. Malone served as a director of (i) Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (ii) InterActiveCorp from May 2006 to June 2010, (iii) the Bank of New York Company, Inc. from June 2005 to April 2007 and (iv) Cablevision Systems Corp. from March 2005 to June 2005.

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

Other Public Company Directorships: Mr. Maffei has served as a director of Electronic Arts, Inc. since June 2003, as a director of Sirius since March 2009 and as a director of Live Nation since February 2011. Mr. Maffei served as a director of DIRECTV from November 2009 to June 2010 and as a director of its predecessor, DTVG, from February 2008 to November 2009. Mr. Maffei served as a director of Expedia, Inc. from 1999 to 2003, and as a director of Starbucks Corporation from 1999 to 2006. Mr. Maffei was also Chairman of the Board of Expedia, Inc. from 1999 to 2002.

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

        The compensation committee seeks to formulate a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to similarly situated executives at companies in our reference group (as listed below). The compensation committee does not engage in any benchmarking analysis; rather, it is familiar with the range of total compensation paid by members of the peer group and uses this range as a guide to ensure that our named executive officers receive attractive compensation packages. The compensation committee believes that our compensation packages should assist our company in attracting key executives critical to our long-term success. Taking into account the general industry knowledge of the members of the compensation committee, including its knowledge of the executive compensation paid by the reference group companies, and the input of our Chief Executive Officer (with respect to the compensation packages for Messrs. Tanabe, Flowers, Rosenthaler and Shean), the compensation committee determined to provide each named executive officer (other than Mr. Malone) with a 2010 compensation package comprised primarily of a base salary, a performance-based bonus and equity incentive awards, weighted heavily toward the latter two compensation elements. Mr. Malone is compensated pursuant to the terms of his employment agreement. See "—Executive Compensation Arrangements—Malone Employment Agreement" below for more information.

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

        As mentioned above, the compensation committee also considers the range of total compensation paid by members of our reference or peer group of companies and uses this range as a guide to ensuring that our named executive officers receive attractive compensation packages. This group of companies consists of publicly-traded media, telecommunications and entertainment companies and includes companies that we may compete with for executive talent and stockholder investment. This reference group also includes companies in those industries that are similar to our company in size and complexity of operations. Companies included in our reference group are:

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

        In addition, the compensation committee recognizes that comparisons based on the roles performed by the named executive officers of companies in our reference group and roles performed by the named executive officers may be difficult to draw. That difficulty is attributable, at least in part, to the fact that none of the named executive officers has the title of chief operating officer or chief financial officer, two positions commonly held by named executive officers of other companies. That difficulty is further pronounced when considering those companies in our reference group whose management has direct responsibility for operating businesses, because their named executive officers have responsibilities different from those of the named executive officers. As a result, the compensation committee does not seek to compare each element of our named executive officers' compensation packages to those provided by our peer group. Rather, the peer group data is merely used as a guide for industry practice on the basis of total compensation paid. At times, total compensation, or any specific element thereof, payable to our named executive officers may exceed that of our peer group or may be less than that of our peer group. For example, the multi-year incentive awards discussed below are not comparable to the incentive awards generally paid by the members of our peer group. See "—Elements of 2010 Executive Compensation—Equity Incentive Compensation" below for a discussion of these awards. As a general matter, however, the compensation committee believes in weighing equity incentive compensation more heavily than cash compensation, which is a practice that may not be consistently followed by our peer group.

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

        Each participant was assigned a maximum bonus amount, expressed as a multiple of his 2010 base salary: 400%, 200% and 150% for Liberty Media's Chief Executive Officer, executive vice president and each of its senior vice presidents, respectively. If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants, each participant's maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount. Assuming the bonus pool was sufficient to cover the aggregate maximum bonus amounts:

  •
  The compensation committee then considered reducing the maximum bonus payable to each participant based on a subjective assessment of the company's financial performance. No more than 30% of a participant's maximum bonus amount (the Corporate Performance Component) would be affected by this measure. Any reduction would be based on the rating scale below, after review of the adjusted OIBDA, revenue and free cash flow performance of our company.

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

        In December 2010, following a review of applicable financial results and preliminary forecasts, the compensation committee determined that the 2010 Threshold was sufficiently exceeded, thereby creating a notional bonus pool large enough to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount. The compensation committee then made a subjective determination as to the corporate performance rating that would be ascribed for purposes of determining the Corporate Performance Component of each participating named executive officer's bonus. In making this determination, the compensation committee considered the adjusted OIBDA, revenue and cash flow results in comparison to preliminary forecasts and took into account general economic conditions and industry developments during the year. The compensation committee then agreed upon a consensus rating for the Corporation Performance Component.

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
• Completion of Starz Media integration with Starz Entertainment and development of long-term differentiation strategy
• Development of strategy for cash deployment by the Capital Group
• Analysis of business development opportunities
• Exercise of oversight over executive management team and assistance with succession planning
Charles Y. Tanabe	• Leadership of legal staff in structuring, negotiating and completing various transactions
• Management of legal aspects of various corporate matters
• Exercise of oversight of legal issues handled by outside and in-house counsel
• Provision of legal support to subsidiaries and equity affiliates

Individual	Performance Objectives
David J.A. Flowers	• Negotiation and structuring of complex investments and transactions, including expansion of debt investment fund
• Management and restructuring of financial instruments and investment portfolio
• Evaluation of potential acquisition and divestiture transactions
Albert E. Rosenthaler	• Obtaining closing agreements from IRS on various tax matters
• Analysis of tax implications of various asset and liability restructurings
• Continued involvement in evaluating legislative tax proposals at federal and state level
• Completion of detailed evaluation of subsidiary state tax position
Christopher W. Shean	• Maintenance of timely and accurate SEC reporting
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

        The Liberty Media Corporation 2007 Incentive Plan (the 2007 Incentive Plan) and the Liberty Media Corporation 2010 Incentive Plan (the 2010 Incentive Plan) provide for the grant of a variety of incentive awards, including stock options, restricted shares, stock appreciation rights and performance awards. Our executives have historically been granted stock options and awards of restricted stock in preference to other awards because of our company's belief that options and restricted shares better promote retention of key employees through the continuing, long-term nature of an equity investment. Upon making the determination to grant equity incentive awards to our named executive officers, the compensation committee establishes the Black-Scholes value of the awards to be made to each named executive officer and that value is then allocated among our three tracking stocks, pro rata, based on then-recent, relative market capitalizations of each tracker.

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

Grants of Plan-Based Awards

        The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2010 to the named executive officers (other than Mr. Malone, who did not receive any grants). Please see "—Compensation Discussion and Analysis—Elements of 2010 Executive Compensation—Equity Incentive Compensation" for a discussion of the allocation of equity awards among our three tracking stocks.

					All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)(4)
		Estimated Future Payouts under Non-equity Incentive Plan Awards						Grant date fair value of stock and option awards ($)
							Exercise or base price of option awards ($/Sh)
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)
Gregory B. Maffei	3/19/10	1,230,000	—	6,000,000	—	—	—	—
Charles Y. Tanabe	3/19/10	358,955	—	1,751,000	—	—	—	—
LCAPA	3/19/10	—	—	—	—	207,940	34.39	4,030,210
LINTA	3/19/10	—	—	—	—	1,247,637	14.62	10,062,816
LSTZA	3/19/10	—	—	—	—	106,182	51.21	2,435,932
David J.A. Flowers	3/19/10	199,875	—	975,000	—	—	—	—
LCAPA	3/19/10	—	—	—	—	110,901	34.39	2,149,439
LINTA	3/19/10	—	—	—	—	665,405	14.62	5,366,824
LSTZA	3/19/10	—	—	—	—	56,630	51.21	1,299,154
Albert E. Rosenthaler	3/19/10	199,875	—	975,000	—	—	—	—
LCAPA	3/19/10	—	—	—	—	110,901	34.39	2,149,439
LINTA	3/19/10	—	—	—	—	665,405	14.62	5,366,824
LSTZA	3/19/10	—	—	—	—	56,630	51.21	1,299,154
Christopher W. Shean	3/19/10	199,875	—	975,000	—	—	—	—
LCAPA	3/19/10	—	—	—	—	110,901	34.39	2,149,439
LINTA	3/19/10	—	—	—	—	665,405	14.62	5,366,824
LSTZA	3/19/10	—	—	—	—	56,630	51.21	1,299,154

(1)
Represents the minimum amount that would have been payable to each named executive officer assuming (x) the 2010 Threshold was exceeded by a sufficient amount to permit the maximum bonus amounts to have been payable, (y) a corporate performance rating of 1 was ascribed for 2010, and (z) an individual performance rating of 6 was ascribed for 2010 to each named executive officer. For more information on this performance bonus program, see "—Compensation Discussion and Analysis—Elements of 2010 Executive Compensation—2010 Performance Bonuses."

(2)
Our 2010 performance bonus program is not based upon any established target payout for any named executive officer. For the actual bonuses paid, see the amounts included for 2010 in the column entitled Non-Equity Incentive Plan Compensation in the "Summary Compensation Table" above.

(3)
Represents the maximum amount that would have been payable to each named executive officer assuming (x) the 2010 Threshold was exceeded by a sufficient amount to permit the maximum bonus amounts to have been payable, (y) the highest corporate performance rating of 10 was ascribed for 2010 and (z) the highest individual performance rating of 10 was ascribed for 2010 to each named executive officer. For more information on this performance bonus program, see "—Compensation Discussion and Analysis—Elements of 2010 Executive Compensation—2010 Performance Bonuses."

(4)
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

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LCAPA	2,825	(1)(2)(3)(5)(6)(7)(8)	3.7	35.6
Chairman of the Board	LCAPB	6,131	(1)(6)(9)	83.3
	LINTA	5,512	(1)(2)(3)(5)(6)(7)(8)	*
	LINTB	30,579	(1)(5)(6)(9)	94.4
	LSTZA	163	(1)(2)(3)(4)(5)(6)(7)	*
	LSTZB	2,446	(1)(5)(6)(9)	82.8
Gregory B. Maffei	LCAPA	1,179	(2)(4)(5)	1.5	*
President, Chief Executive	LCAPB	—		—
Officer and Director	LINTA	3,445	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	307	(2)(4)(5)	*
	LSTZB	—		—
Robert R. Bennett	LCAPA	121	(4)(5)(10)	*	4.8
Director	LCAPB	834	(10)	11.3
	LINTA	877	(4)(5)(10)	*
	LINTB	4,170	(5)(10)	12.5
	LSTZA	43	(4)(5)	*
	LSTZB	334	(10)	11.4

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Donne F. Fisher	LCAPA	26	(4)(5)	*	*
Director	LCAPB	28		*
	LINTA	128	(4)(5)	*
	LINTB	140		*
	LSTZA	10	(4)(5)	*
	LSTZB	11		*
M. Ian G. Gilchrist	LCAPA	3	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	13	(4)(5)	*
	LINTB	—		—
	LSTZA	1	(4)(5)	*
	LSTZB	—		—
Evan D. Malone	LCAPA	6	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	30	(4)(5)	*
	LINTB	—		—
	LSTZA	2	(4)(5)	*
	LSTZB	—		—
David E. Rapley	LCAPA	12	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	54	(4)(5)	*
	LINTB	—		—
	LSTZA	4	(4)(5)	*
	LSTZB	—		—
M. LaVoy Robison	LCAPA	12	(4)(5)	*	*
Director	LCAPB	—		—
	LINTA	54	(4)(5)	*
	LINTB	—		—
	LSTZA	4	(4)(5)	*
	LSTZB	—		—
Larry E. Romrell	LCAPA	23	(4)(5)	*	*
Director	LCAPB	**		*
	LINTA	55	(4)(5)	*
	LINTB	**		*
	LSTZA	4	(4)(5)	*
	LSTZB	**		*
Andrea L. Wong	LCAPA	**	(4)	*	*
Director	LCAPB	—		—
	LINTA	6	(4)	*
	LINTB	—		—
	LSTZA	**	(4)	*
	LSTZB	—		—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Charles Y. Tanabe	LCAPA	83	(2)(4)(5)	*	*
Executive Vice President and	LCAPB	—		—
General Counsel	LINTA	1,236	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	15	(2)(4)(5)(11)	*
	LSTZB	—		—
David J.A. Flowers	LCAPA	201	(2)(4)(5)	*	*
Senior Vice President and Treasurer	LCAPB	—		—
	LINTA	951	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	23	(2)(4)(5)	*
	LSTZB	—		—
Albert E. Rosenthaler	LCAPA	24	(2)(4)(5)	*	*
Senior Vice President	LCAPB	—		—
	LINTA	596	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	12	(2)(4)(5)	*
	LSTZB	—		—
Christopher W. Shean	LCAPA	70	(2)(4)(5)	*	*
Senior Vice President and	LCAPB	—		—
Controller	LINTA	563	(2)(4)(5)	*
	LINTB	—		—
	LSTZA	28	(2)(4)(5)	*
	LSTZB	—		—
All directors and executive officers as a group (14 persons)	LCAPA	4,584	(1)(2)(3)(4)(5)(6)(7)(8)(10)	6.0	39.7
	LCAPB	6,993	(1)(6)(9)(10)	95.0
	LINTA	13,520	(1)(2)(3)(4)(5)(6) (7)(8)(10)	2.3
	LINTB	34,890	(1)(5)(6)(9)(10)	95.5
	LSTZA	620	(1)(2)(3)(4)(5)(6)(7)	1.2
	LSTZB	2,791	(1)(5)(6)(9)(10)	94.5

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

(4)
Includes restricted shares, none of which is vested, as follows:

	LCAPA	LINTA	LSTZA
John C. Malone	—	—	15,211
Gregory B. Maffei	69,976	194,699	23,797
Robert R. Bennett	1,255	8,025	725
Donne F. Fisher	1,255	8,025	725
M. Ian G. Gilchrist	1,255	8,025	725
Evan D. Malone	1,255	8,025	725
David E. Rapley	1,255	8,025	725
M. LaVoy Robison	1,255	8,025	725
Larry E. Romrell	1,255	8,025	725
Andrea L. Wong	990	6,405	575
Charles Y. Tanabe	16,562	44,877	6,203
David J.A. Flowers	7,778	22,083	3,308
Albert E. Rosenthaler	9,289	25,389	3,387
Christopher W. Shean	8,349	22,551	3,245

Total	121,729	372,179	60,801

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

        The following transactions were approved by an independent committee of the Liberty Media board in accordance with the foregoing.

Lockerz

        In February 2009, LMC Lockerz, LLC (LMC Lockerz), a wholly-owned subsidiary of Liberty Media, and Kathy Savitt formed Lockerz, LLC (Lockerz), a Delaware limited liability company, which is engaged in the business of creating and operating a destination e-commerce, content and community website aimed primarily at teenagers and "Tweens." In November 2009, Gregory B. Maffei, Chief Executive Officer and a director of Liberty Media, invested $2.86 million in Lockerz for an approximate 24.2% aggregate equity interest. In January 2010, Mr. Maffei made an additional capital contribution of $857,143, and, in March 2010, Mr. Maffei made an additional capital contribution of $571,428. On May 28, 2010, Lockerz was restructured in connection with an investment by Kleiner Perkins, and Lockerz, Inc. was formed as the new parent company. In January 2011, shares in Lockerz were issued to a new investor in connection with an acquisition by Lockerz. As of December 31, 2010, and giving effect to the January 2011 issuance, Mr. Maffei owns approximately 17.4% of Lockerz and LMC Lockerz owns approximately 43.7% of Lockerz, with the balance owned by the other shareholders. Lockerz is currently engaged in a third round of financing to raise $45,000,000. Mr. Maffei has agreed to contribute $500,000 to the financing, and LMC Lockerz has contributed $5,000,000 to the financing. If this round is fully subscribed, Mr. Maffei is expected to own approximately 14.0% of Lockerz, and LMC Lockerz is expected to own approximately 36.7% of Lockerz. Mr. Maffei's investments in Lockerz have all been made on the same terms as those provided to LMC Lockerz. Mr. Maffei is also a director of Lockerz.

QVC

        David W. O'Connor, who is the brother-in-law of Robert R. Bennett, a director of our company, presently serves as Associate General Counsel of QVC, Inc., a wholly owned subsidiary of our company. Mr. O'Connor joined QVC during the year ended December 31, 2010, and received aggregate compensation for 2010 of approximately $155,000, which is composed of a base salary and bonus. For the year ended December 31, 2011, Mr. O'Connor is expected to receive aggregate compensation of no less than this amount (assuming he remains employed with QVC through the end of the year).

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (b)   Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 2 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Dated: April 4, 2011	By	/s/ GREGORY B. MAFFEI Gregory B. Maffei Chief Executive Officer and President

EXHIBIT INDEX

31.7	Rule 13a-14(a)/15d-14(a) Certification*
31.8	Rule 13a-14(a)/15d-14(a) Certification*
31.9	Rule 13a-14(a)/15d-14(a) Certification*

*
Filed herewith.