Form 10-Q
period 2011-03-31
LIBERTY MEDIA CORP
filed 2011-05-06
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of April 29, 2011 was:

	Series A	Series B
Liberty Capital common stock	74,056,108	7,350,425
Liberty Interactive common stock	572,144,274	29,012,770
Liberty Starz common stock	49,212,671	2,953,815

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2011	December 31, 2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,437	3,179
Trade and other receivables, net	892	1,142
Inventory, net	1,120	1,069
Program rights	425	411
Short term marketable securities	425	509
Restricted cash (note 10)	651	68
Other current assets	131	177

Total current assets	7,081	6,555

Investments in available-for-sale securities and other cost investments, including $1,125 million and $1,219 million pledged as collateral for share borrowing arrangements (note 6)	4,529	4,551
Investments in affiliates, accounted for using the equity method (note 7)	1,072	1,040
Property and equipment, at cost	2,326	2,297
Accumulated depreciation	(1,059)	(1,012)

	1,267	1,285

Intangible assets not subject to amortization (note 9):
Goodwill	6,339	6,315
Trademarks	2,513	2,513
Other	153	153

	9,005	8,981

Intangible assets subject to amortization, net (note 9)	2,676	2,759
Other assets, at cost, net of accumulated amortization	843	1,429

Total assets	$26,473	26,600

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, continued

(unaudited)

	March 31, 2011	December 31, 2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$534	651
Accrued liabilities	914	995
Financial instruments (note 8)	1,142	1,264
Current portion of debt (note 10)	1,292	530
Deferred income tax liabilities	838	864
Deferred revenue	246	347
Other current liabilities	141	88

Total current liabilities	5,107	4,739

Long-term debt, including $2,692 million and $2,506 million measured at fair value (note 10)	6,158	6,788
Long-term financial instruments	88	94
Deferred income tax liabilities	2,478	2,211
Deferred revenue	542	860
Other liabilities	459	466

Total liabilities	14,832	15,158

Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 74,193,584 shares at March 31, 2011 and 75,139,893 shares at December 31, 2010	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,353,412 shares at March 31, 2011 and 7,363,948 shares at December 31, 2010	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 49,212,085 shares at March 31, 2011 and 49,130,652 shares at December 31, 2010	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,953,815 shares at March 31, 2011 and 2,917,815 shares at December 31, 2010	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 571,804,092 shares at March 31, 2011 and 570,731,067 shares at December 31, 2010	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,027,905 shares at March 31, 2011 and 29,059,016 shares at December 31, 2010	—	—
Additional paid-in capital	8,171	8,338
Accumulated other comprehensive earnings, net of taxes	251	226
Retained earnings	3,131	2,742

Total stockholders' equity	11,560	11,313
Noncontrolling interests in equity of subsidiaries	81	129

Total equity	11,641	11,442

Commitments and contingencies (note 12)
Total liabilities and equity	$26,473	26,600

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$2,159	2,025
Communications and programming services	973	473

	3,132	2,498

Operating costs and expenses:
Cost of sales	1,377	1,294
Operating	596	456
Selling, general and administrative, including stock-based compensation (note 3)	324	346
Legal settlement	(7)	—
Depreciation and amortization	170	162

	2,460	2,258

Operating income	672	240
Other income (expense):
Interest expense	(117)	(170)
Share of earnings of affiliates, net (note 7)	15	9
Realized and unrealized gains on financial instruments, net (note 8)	43	167
Gains (losses) on dispositions, net	(2)	363
Other, net	43	(2)

	(18)	367

Earnings from continuing operations before income taxes	654	607
Income tax expense	(255)	(208)

Net earnings	399	399
Less net earnings attributable to the noncontrolling interests	10	10

Net earnings attributable to Liberty Media Corporation shareholders	$389	389

Net earnings attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$293	$22
Liberty Starz common stock	52	57
Liberty Interactive common stock	44	310

	$389	389

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations, continued

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions, except per share amounts
Basic net earnings attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$3.57	.23
Series A and Series B Liberty Starz common stock	$1.02	1.14
Series A and Series B Liberty Interactive common stock	$0.07	.52
Diluted net earnings attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$3.49	.22
Series A and Series B Liberty Starz common stock	$0.98	1.10
Series A and Series B Liberty Interactive common stock	$0.07	.51

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions
Net earnings	$399	399

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	48	(52)
Unrealized holding gains (losses) arising during the period	(24)	65
Recognition of previously unrealized gains on available-for-sale securities, net	(6)	(112)
Share of other comprehensive earnings of equity affiliates	3	5
Other	1	13

Other comprehensive earnings (loss)	22	(81)

Comprehensive earnings	421	318
Less comprehensive earnings attributable to the noncontrolling interests	7	9

Comprehensive earnings attributable to Liberty Media Corporation shareholders	$414	309

Comprehensive earnings attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$269	82
Liberty Starz common stock	47	57
Liberty Interactive common stock	98	170

	$414	309

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions
Cash flows from operating activities:
Net earnings	$399	399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170	162
Stock-based compensation	27	39
Cash payments for stock-based compensation	(3)	(29)
Noncash interest expense	2	25
Share of earnings of affiliates, net	(15)	(9)
Cash receipts from returns on equity investments	5	5
Realized and unrealized gains on financial instruments, net	(43)	(167)
Losses (gains) on disposition of assets, net	2	(363)
Deferred income tax expense	129	91
Other noncash charges (credits), net	(392)	43
Changes in operating assets and liabilities
Current and other assets	116	99
Payables and other liabilities	(44)	42

Net cash provided by operating activities	353	337

Cash flows from investing activities:
Cash proceeds from dispositions	—	509
Proceeds from settlement of financial instruments, net	—	414
Investments in and loans to cost and equity investees	(24)	(176)
Repayment of loan by cost and equity investees	134	25
Capital expended for property and equipment	(44)	(61)
Net sales of short term investments	54	35
Net decrease in restricted cash	(80)	(44)
Other investing activities, net	4	(8)

Net cash provided by investing activities	44	694

Cash flows from financing activities:
Borrowings of debt	128	1,059
Repayments of debt	(175)	(1,667)
Repurchases of Liberty common stock	(80)	(44)
Other financing activities, net	(18)	13

Net cash used by financing activities	(145)	(639)

Effect of foreign currency exchange rates on cash	6	(11)

Net increase in cash and cash equivalents	258	381
Cash and cash equivalents at beginning of period	3,179	4,835

Cash and cash equivalents at end of period	$3,437	5,216

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2011

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive
									Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred stock							Additional paid-in capital		Retained earnings		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2011	$—	1	—	—	—	6	—	8,338	226	2,742	129	11,442
Net earnings	—	—	—	—	—	—	—	—	—	389	10	399
Other comprehensive loss	—	—	—	—	—	—	—	—	25	—	(3)	22
Stock compensation	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	7	—	—	—	7
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(80)	—	—	—	(80)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	(103)	—	—	(4)	(107)
Other	—	—	—	—	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2011	$—	1	—	—	—	6	—	8,171	251	3,131	81	11,641

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
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

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2010.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

        Liberty adopted the revenue guidance on a prospective basis as of January 1, 2011. There was no financial statement impact on that date as a result of the adoption of the new accounting guidance. In the first quarter of 2011 TruePosition, a consolidated subsidiary of Liberty, entered into an amended contract with AT&T (one of TruePosition's largest customers) that materially changed the terms of the existing contract. The transition provisions of the new accounting guidance requires that when a contract is materially modified it is subject to the new accounting requirements. This resulted in Liberty recognizing revenue for all the delivered elements meeting the separation criteria, previously deferred under the previous accounting guidance. TruePosition recognized approximately $538 million of revenue and $167 million of deferred cost associated with the delivered elements as of the modification date. Previously, TruePosition did not have Vendor Specific Objective Evidence for the undelivered specified upgrade, which changed the timing of revenue recognition for the entire arrangement. Under the new guidance TruePosition utilized the estimated selling price to determine what portion of the overall consideration to allocate to the delivered and undelivered elements.

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

        Liberty has reflected these reattributions prospectively in the unaudited attributed financial information. This change in attribution had no effect on the balance sheet and results of operations of Liberty on consolidated basis.

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

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed split-off, the opinions of tax counsel and required

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting, as a separate class, at a meeting called to consider the redemption. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which is subject to appeal. Resolution of the subject matter of this lawsuit, through a final non-appealable judgment, is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the second or third quarter of 2011.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding") and Celebrate Interactive Holdings, Inc. ("Celebrate") and its noncontrolling interest in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval") and Tree.com, Inc. ("Lending Tree"). In addition, Liberty has attributed $4,211 million principal amount (as of March 31, 2011) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and development, acquisition and distribution of content and is comprised primarily of Starz, LLC ("Starz") and $1,044 million (as of March 31, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty has attributed $1,154 million of cash, including subsidiary cash, and $750 million principal amount (as of March 31, 2011) of other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

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

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2011	$27
March 31, 2010	$39

        In March 2011, Liberty granted, to QVC employees, 5.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $7.33 per share. Of these grants, 3.8 million options were granted to the CEO of QVC and one half of the options vest December 15, 2014 and the other half vest on December 15, 2015. The remainder of the options granted vest semi-annually over the 4 year vesting period.

        In March 2011, Liberty granted, primarily to Starz employees, 475,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $21.38 per share. These options vest quarterly over the 4 year vesting period.

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

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2011	4,996	$19.38	47,583	$12.10	3,217	$46.15
Granted	—	$—	5,735	$16.01	475	$72.86
Exercised	(413)	$8.63	(1,278)	$3.86	(138)	$29.98
Forfeited/Cancelled/Exchanged	—	$—	(4,628)	$22.73	(6)	$56.96

Outstanding at March 31, 2011	4,583	$20.35	47,412	$11.75	3,548	$50.33

Exercisable at March 31, 2011	1,305	$11.17	13,648	$13.92	536	$30.99

        The following table provides additional information about outstanding options to purchase Liberty common stock at March 31, 2011.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,583	$20.35	6.6 years	$244,393	1,305	$11.17	$81,570
Series A Interactive	47,412	$11.75	6.1 years	$231,723	13,648	$13.92	$56,437
Series B Interactive	450	$19.74	4.2 years	$—	450	$19.74	$—
Series A Starz	3,548	$50.33	6.8 years	$99,233	536	$30.99	$24,996
Series B Starz	36	$26.71	4.2 years	$1,846	36	$26.71	$1,846

        As of March 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $216 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

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

Series A and Series B Liberty Capital Common Stock

        Liberty Capital basic EPS for the three months ended March 31, 2011 and 2010 was computed by dividing the net earnings attributable to the Capital Group by the weighted average outstanding shares of Liberty Capital common stock for the period (82 million and 97 million, respectively). Fully diluted EPS for the three months ended March 31, 2011 and 2010 includes 2 million and 2 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Series A and Series B Liberty Starz Common Stock

        Liberty Starz basic EPS for the three months ended March 31, 2011 and 2010 was computed by dividing the net earnings attributable to the Starz Group by the weighted average outstanding shares of Liberty Starz common stock for the period (51 million and 50 million, respectively). Fully diluted EPS for the three months ended March 31, 2011 and 2010 includes 2 million and 2 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

Series A and Series B Liberty Interactive Common Stock

        Liberty Interactive basic EPS for the three months ended March 31, 2011 and 2010 was computed by dividing the net earnings attributable to the Interactive Group by the weighted average outstanding shares of Liberty Interactive common stock for the period (598 million and 595 million, respectively). Fully diluted EPS for the three months ended March 31, 2011 and 2010 includes 7 million and 7 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2011 are approximately 8 million potential common shares because their inclusion would be anti-dilutive.

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$425	425	—	—
Available-for-sale securities	$4,518	4,275	243	—
Financial instrument liabilities	$1,230	1,125	105	—
Debt	$2,692	—	2,692	—

        The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $3,763 million as of March 31, 2011.

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	March 31, 2011	December 31, 2010
	amounts in millions
Capital Group
Time Warner Inc.(1)(2)	$444	1,101
Time Warner Cable Inc.(1)(2)	223	567
Sprint Nextel Corporation ("Sprint")(1)	214	301
Motorola Solutions(1)(3)	331	471
Motorola Mobility(1)(3)	158	—
Viacom, Inc.	353	301
Live Nation(4)	362	389
Century Link, Inc.(1)	153	248
Other AFS equity securities(1)(2)	308	308
SIRIUS XM debt securities	393	384
Other AFS debt securities	274	404
Other cost investments and related receivables	11	9

Total attributed Capital Group	3,224	4,483

Interactive Group
Time Warner Inc.(2)	$778	—
Time Warner Cable Inc.(2)	390	—
Other(2)	39	1

Total attributed Interactive Group	1,207	1

Starz Group
Other	98	67

Total attributed Starz Group	98	67

Consolidated Liberty	$4,529	4,551

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)
As discussed in note 2, certain of these securities were reattributed from the Capital Group to the Interactive Group in the first quarter of 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(3)
Effective January 4, 2011 Motorola, Inc. separated Motorola Mobility Holdings, Inc. in a 1 for 8 stock distribution. Motorola Inc. simultaneously completed a 1 for 7 reverse stock split and was renamed Motorola Solutions, Inc.

(4)
During the first quarter of 2011, Liberty entered into a subscription agreement to acquire shares of Live Nation. Approximately 1.8 million shares were acquired immediately under the agreement for consideration of approximately $19 million. Additionally, under the agreement Liberty has agreed to acquire an additional 5.5 million shares for consideration of $58 million, subject to Live Nation shareholder vote to be held at the annual meeting which must occur no later than June 30, 2011.

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$—	73	32	66
Gross unrealized holding losses(1)	$(14)	—	—	—

(1)
Liberty does not currently have any gross unrealized losses that have been in such position for greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2011 and the carrying amount at December 31, 2010:

	March 31, 2011		December 31, 2010
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
Expedia	25%	721	710
Other	various	262	239
Capital Group
SIRIUS XM	40%	—	5
Other	various	89	86

		$1,072	1,040

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2011	2010
	amounts in millions
Interactive Group
Expedia	$13	14
Other	7	9
Capital Group
SIRIUS XM	(7)	(8)
Other	2	(6)

	$15	9

Expedia

        The market value of the Company's investment in Expedia was $1,569 million and $1,737 million at March 31, 2011 and December 31, 2010, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	amounts in millions
Current assets	$2,427	1,702
Property and equipment, net	301	277
Goodwill	3,665	3,642
Intangible assets	796	798
Other assets	269	232

Total assets	$7,458	6,651

Current liabilities	$2,653	1,889
Deferred income taxes	258	248
Long-term debt	1,645	1,645
Other liabilities	133	132
Noncontrolling interest	66	64
Equity	2,703	2,673

Total liabilities and equity	$7,458	6,651

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue	$822	718
Cost of revenue	(178)	(158)

Gross profit	644	560
Selling, general and administrative expenses	(527)	(439)
Amortization	(8)	(9)
Restructuring charges and other	(1)	—

Operating income	108	112
Interest expense	(31)	(21)
Other income (expense), net	(3)	1
Income tax expense	(22)	(32)

Net earnings	52	60
Net earnings attributable to noncontrolling interests	—	(1)

Net earnings attributable to Expedia, Inc.	$52	59

Sirius XM Radio Inc.

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is insubstance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of December 31, 2010 SIRIUS XM had total assets and liabilities of $7,383 million and $7,175 million, respectively. SIRIUS XM's net income attributable to common shareholders was $43 million for the year ended December 31, 2010.

        As of March 31, 2011, the SIRIUS XM Preferred Stock had a market value of $4,269 million based on the value of the common stock into which it is convertible.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The Company's financial instruments are summarized as follows:

Type of financial instrument	March 31, 2011	December 31, 2010
	amounts in millions
Liabilities
Borrowed shares(1)	$1,125	1,219
Other	105	139

	1,230	1,358
Less current portion	(1,142)	(1,264)

	$88	94

(1)
The market values of borrowed shares are as follows:

	March 31, 2011	December 31, 2010
	amounts in millions
Time Warner	$108	97
Time Warner Cable	54	50
Sprint(a)	127	221
Motorola Solutions(b)	331	471
Motorola Mobility(b)	158	—
CenturyLink(a)	78	165
Priceline	264	208
Other	5	7

	$1,125	1,219

(a)
In January 2011, Liberty unwound a portion of the borrowed share position with respect to approximately 25 million Sprint shares and 2 million CenturyLink shares through the delivery of such shares to the counterparty. The asset associated with these AFS securities ($115 million and $74 million, respectively) was retired as well as the liability ($115 million and $74 million, respectively) associated with those borrowed share positions.

(b)
As discussed in note 6, Motorola Inc. separated into two companies effective January 4, 2011 through a stock distribution and reverse stock split.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2011	2010
	amounts in millions
Non-strategic securities(1)	$291	209
Exchangeable senior debentures	(187)	(70)
Equity collars	—	2
Borrowed shares(1)	(95)	(3)
Other	34	29

	$43	167

(1)
The unrealized gains (losses) on Non-strategic securities for the three months ended March 31, 2011 and 2010 include gains of $95 million and $3 million, respectively, related to securities pledged as collateral under the share borrowing arrangements.

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz LLC	Other	Total
	amounts in millions
Balance at January 1, 2011	$5,363	132	820	6,315
Foreign currency translation adjustments	24	—	—	24
Other	—	—	—	—

Balance at March 31, 2011	$5,387	132	820	6,339

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $121 million and $116 million for the three months ended March 31, 2011 and 2010, respectively. Based on its amortizable intangible assets as of March 31, 2011, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2011	$376
2012	$465
2013	$433
2014	$375
2015	$358

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal March 31, 2011
		March 31, 2011	December 31, 2010
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$—	—	1,283
Liberty bank facility	750	750	750

Total attributed Capital Group debt	750	750	2,033

Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	324	323	323
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
3.125% Exchangeable Senior Debentures due 2023	1,138	1,357	—
4% Exchangeable Senior Debentures due 2029	469	283	265
3.75% Exchangeable Senior Debentures due 2030	460	263	253
3.5% Exchangeable Senior Debentures due 2031	488	345	329
3.25% Exchangeable Senior Debentures due 2031	541	444	376
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	985	985
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC Bank Credit Facilities	781	781	785
Other subsidiary debt	53	53	79

Total attributed Interactive Group debt	7,045	6,619	5,180

Starz Group
Subsidiary debt	81	81	105

Total attributed Starz Group debt	81	81	105

Total consolidated Liberty debt	$7,876	7,450	7,318

Less current maturities		(1,292)	(530)

Total long-term debt		$6,158	6,788

Exchangeable Senior Debentures

        As discussed in note 2, in the first quarter of 2011 the Board of Directors of Liberty reattributed the 3.125% Exchangeable Senior Debentures from the Liberty Capital Group to the Liberty Interactive group which was reflected on a prospective basis.

Liberty Bank Facility

        The outstanding balance represents borrowings from a financial institution to be invested by Liberty in a portfolio of selected debt and mezzanine-level instruments of companies in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

telecommunications, media and technology sectors. The outstanding principal matures in March 2012. Due to the investment restrictions contained in the agreements related to these borrowings and the maturity date of the related borrowings, the uninvested cash balance of $614 million is included in restricted cash in the accompanying condensed consolidated balance sheet at March 31, 2011. The restricted cash and AFS debt investments associated with these borrowings are available to satisfy the obligations at maturity.

QVC Bank Credit Facilities

        The $781 million outstanding principal matures in September 2015.

        QVC was in compliance with all of its debt covenants at March 31, 2011.

QVC Interest Rate Swap Arrangements

        During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.31% at March 31, 2011). Additionally, during the three months ended March 31, 2011 QVC entered into three additional swap arrangements with an aggregate notional amount of $500 million requiring QVC to make variable payments at 3 month LIBOR (0.31% at March 31, 2011) and receive fixed payments at 0.90%. These swap arrangements do not qualify as cash flow hedges under GAAP.

        QVC has not elected to account for these swap arrangements as cash flow hedges. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

Other Subsidiary Debt

        Other subsidiary debt at March 31, 2011 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2011 is as follows (amounts in millions):

Senior notes	$336
Senior debentures	$791
QVC senior secured notes	$2,112

        Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at March 31, 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Stockholders' Equity

        As of March 31, 2011, Liberty reserved for issuance upon exercise of outstanding stock options the following:

	Series A	Series B
	amounts in millions
Liberty Capital common stock	4.6	—
Liberty Interactive common stock	47.4	0.5
Liberty Starz common stock	3.5	0.1

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

        As of March 31, 2011, put options with respect to 12.6 million shares of LINTA with a weighted average put price of $16.54 remained outstanding. Such put options expire before June 30, 2011.

        The Company accounts for the foregoing put options as financial instrument liabilities at fair value due to their settlement provisions. Accordingly, changes in the fair value of these liabilities are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

(12) Commitments and Contingencies

Film Rights

        Starz, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz at March 31, 2011 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2011 is payable as follows: $100 million in 2011 and $2 million in 2012.

        Starz has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at March 31, 2011. Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 9-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension. In December 2008, Starz entered into a new agreement with Sony requiring $120 million in three equal annual

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

installments beginning in 2015. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $359 million in 2011; $200 million in 2012; $81 million in 2013; $67 million in 2014; $55 million in 2015 and $89 million thereafter.

Guarantees

        Liberty guarantees Starz's obligations under certain of its studio output agreements. At March 31, 2011, Liberty's guarantees for obligations for films released by such date aggregated $662 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2011 aggregated $198 million, which is payable as follows: $81 million in 2011, $71 million in 2012 and $20 million in 2013 and $13 million in 2014 and $13 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(13) Information About Liberty's Operating Segments

        Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Liberty has attributed each of its businesses to one of three groups: the Interactive Group, the Starz Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

        Prior to its reattribution the biggest driver of the Starz Media business unit was its theatrical production business which is no longer being operated except for the remaining exploitation of its existing film library in home video, non-pay television and other ancillary markets. As a result, we do not expect the effect of the remaining Starz Media businesses in future periods to materially change Starz, LLC's operations prospectively. Based on this lack of comparability and the importance of maintaining the integrity of the historical tracking stock results we have included a segment reclassification adjustment for both the Starz Group and the Capital Group in order to reconcile to the historical attributed results for each group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        For the three months ended March 31, 2011, Liberty has identified the following businesses as its reportable segments:

  •
  QVC—consolidated subsidiary attributed to the Interactive Group that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

  •
  Starz, LLC—consolidated subsidiary attributed to the Starz Group that provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in a wide variety of formats in the United States and throughout the world.

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

Performance Measures

	Three months ended March 31,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,835	363	1,757	366
Corporate and other	324	15	268	15

	2,159	378	2,025	381

Starz Group
Starz, LLC	391	131	449	99
Corporate and other	1	(5)	2	(3)
Adjustment for tracking stock purposes(1)	—	—	(144)	7

	392	126	307	103

Capital Group
Corporate and other	581	358	22	(36)
Adjustment for tracking stock purposes(1)	—	—	144	(7)

	581	358	166	(43)

Consolidated Liberty	$3,132	862	2,498	441

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Other Information

	March 31, 2011
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,559	2	30
Corporate and other	3,992	981	11

	17,551	983	41

Starz Group
Starz, LLC	1,859	—	1
Corporate and other	884	—	—

	2,743	—	1

Capital Group
Corporate and other	6,465	89	2

	6,465	89	2

Inter-group eliminations	(286)	—	—

Consolidated Liberty	$26,473	1,072	44

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2011	2010
	amounts in millions
Consolidated segment Adjusted OIBDA	$862	441
Stock-based compensation	(27)	(39)
Gain on legal settlement	7	—
Depreciation and amortization	(170)	(162)
Interest expense	(117)	(170)
Share of earnings of affiliates, net	15	9
Realized and unrealized gains on financial instruments, net	43	167
Gains (losses) on dispositions, net	(2)	363
Other, net	43	(2)

Earnings from continuing operations before income taxes	$654	607

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

        We own controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are QVC and Starz. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in a wide variety of formats in the United States and throughout the world.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, Inc., Atlanta National League Baseball Club, Inc. and TruePosition, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor and party supplies. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.

        In addition to the foregoing businesses, we hold ownership interests in Expedia, Inc. and SIRIUS XM, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, Sprint Nextel Corporation and Live Nation, which are accounted for at their respective fair market values and are included in corporate and other.

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

        The Liberty Media board determined that the February Reattribution would enable the Interactive Group to obtain long-term debt financing on better terms than would have been available to it in the capital markets at that time and improve the liquidity of the Interactive Group. In addition, the Interactive Group's generation of meaningful taxable income would better position it to utilize more directly and efficiently the tax benefits associated with the Exchangeable Notes. Previously, the Interactive Group was using these tax benefits, which were then attributed to the Capital Group, and compensating the Capital Group for such use. Lastly, the Liberty Media board believed that Liberty Media's equity interests in Live Nation Entertainment should be reattributed to the Capital Group in order to position it to take advantage of potential synergies associated with the Capital Group's interests in Sirius XM Radio.

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

        On September 16, 2010, Liberty Media's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from the Capital Group to the Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by the Capital Group to its Starz Group has been extinguished, and the Starz Group has become attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by the Capital Group that may be realized from any future sale or other disposition of that business by Liberty Media's Starz Group will remain attributed to the Capital Group.

        The Starz Media Reattribution enabled the Starz Group to acquire the complementary Starz Media business. Starz Entertainment had been engaging in mutually beneficial content distribution and programming arrangements with Starz Media, and it was inefficient for these arrangements to be treated as inter-group transactions. Accordingly, the Liberty Media board reattributed Starz Media, and its related debt, from the Capital Group to the Starz Group. This also enabled the Capital Group to repay indebtedness it owed to the Starz Group without using any of its cash reserves.

        In establishing the terms of the Starz Reattribution, the Liberty Media board considered, among other things, (i) a range of estimated values for the Starz Media assets (between $95 million and $122 million), (ii) the $53.7 million in Starz Media liabilities to be assumed and (iii) the $54.9 million payable owed by the Capital Group to the Starz Group. Consistent with Liberty Media's Management and Allocation Policies, the Liberty Media board determined that the exchange of assets and liabilities between the two groups in the Starz Reattribution was completed on a fair value basis.

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

        Liberty has reflected these reattributions prospectively in the unaudited attributed financial information. These changes in attribution had no effect on the balance sheet and results of operations of Liberty on consolidated basis.

        See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

        During the second quarter of 2010, Liberty announced that its board of directors has authorized its management to proceed with a plan to separate the Capital and Starz tracking stock groups from the Interactive tracking stock group.

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

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed split-off, the opinions of tax counsel and required governmental approvals. The redemption that is necessary to effect the proposed split-off will require the affirmative vote of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting, as a separate class, at a meeting called to consider the redemption. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which is subject to appeal. Resolution of the subject matter of this lawsuit, through a final non-appealable judgment, is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the second or third quarter of 2011.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Provide, Backcountry, Bodybuilding and Celebrate and its noncontrolling interest in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval") and Tree.com, Inc. ("Lending Tree"). In addition, Liberty has attributed $4,211 million principal amount (as of March 31, 2011) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz, LLC ("Starz") and $1,044 million (as of March 31, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty has attributed $1,154 million of cash, including subsidiary cash, and $750 million principal amount (as of March 31, 2011) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

Results of Operations—Consolidated

        General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Results of Operations—Tracking Stock Groups" below. As discussed more fully in Management's Discussion and Analysis for the Starz Group the Starz Media Reattribution impacted the presentation for the Starz Group and Capital Group due to the change in attribution of the legacy Starz Media businesses to the Starz Group as of September 30, 2010. The results for Starz Media remain in the Capital Group for the three months ended March 31, 2010, during this period those businesses were attributed to that group, and are included in the Starz Group for the three months March 31, 2011 in the results of Starz, LLC (the combined entity).

Consolidated Operating Results

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
Interactive Group
QVC	$1,835	1,757
Corporate and other	324	268

	2,159	2,025

Starz Group
Starz, LLC	391	305
Corporate and other	1	2

	392	307

Capital Group
Starz Media	—	144
Corporate and other	581	22

	581	166

Consolidated Liberty	$3,132	2,498

Adjusted OIBDA
Interactive Group
QVC	$363	366
Corporate and other	15	15

	378	381

Starz Group
Starz, LLC	131	106
Corporate and other	(5)	(3)

	126	103

Capital Group
Starz Media	—	(7)
Corporate and other	358	(36)

	358	(43)

Consolidated Liberty	$862	441

Operating Income (Loss)
Interactive Group
QVC	$225	232
Corporate and other	(12)	(14)

	213	218

Starz Group
Starz, LLC	124	99
Corporate and other	(8)	(7)

	116	92

Capital Group
Starz Media	—	(9)
Corporate and other	343	(61)

	343	(70)

Consolidated Liberty	$672	240

        Revenue.    Our consolidated revenue increased 25.4% for the three month period ended March 31, 2011, as compared to the corresponding prior year period. The three month increase is due primarily to increases for Liberty Capital Group's corporate and other ($559 million), due to a one time recognition of previously deferred revenues at TruePosition, and increased revenue at QVC ($78 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

        Consolidated Adjusted OIBDA increased $421 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The three month increase is due to an increase at Liberty Capital Group's corporate and other ($394 million), due to a one time recognition of previously deferred revenues at TruePosition, and the increased results for Starz, LLC. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        We recorded $27 million and $39 million of stock compensation expense for the three months ended March 31, 2011 and 2010, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. As of March 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $216 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.6 years.

        Operating income.    Our consolidated operating income increased $432 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The three month increase is primarily the result of increases for the Liberty Capital Group ($413 million) and the improved results for combined Starz, LLC.

  Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2011	2010
	amounts in millions
Interest expense
Interactive Group	$(110)	(147)
Starz Group	(1)	—
Capital Group	(6)	(23)

Consolidated Liberty	$(117)	(170)

Share of earnings (losses) of affiliates
Interactive Group	$20	23
Starz Group	—	—
Capital Group	(5)	(14)

Consolidated Liberty	$15	9

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(79)	25
Starz Group	1	(1)
Capital Group	121	143

Consolidated Liberty	$43	167

Gains (losses) on dispositions, net
Interactive Group	$—	364
Starz Group	(2)	—
Capital Group	—	(1)

Consolidated Liberty	$(2)	363

Other, net
Interactive Group	$18	(22)
Starz Group	—	—
Capital Group	25	20

Consolidated Liberty	$43	(2)

        Interest expense.    Consolidated interest expense decreased $53 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The overall decreases in interest expense related to a lower average debt balance throughout the quarter, as compared to the corresponding prior year period. Additionally, the interest expense by tracking stock groups has shifted to the Interactive Group as a result of the reattributions.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2011	2010
	amounts in millions
Interactive Group
Expedia	$13	14
Other	7	9
Capital Group
Sirius	(7)	(8)
Other	2	(6)

	$15	9

        Share of earnings of affiliates increased $6 million as compared to the corresponding prior year period due to improved results at a couple of our smaller equity investees.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2011	2010
	amounts in millions
Non-strategic Securities	$291	209
Exchangeable senior debentures	(187)	(70)
Equity collars(1)	—	2
Borrowed shares(1)	(95)	(3)
Other derivatives	34	29

	$43	167

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

        Income taxes.    Our effective tax rate for the three months ended March 31, 2011 is 39.0% which is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. Additionally, the net direct tax impacts of $110 million arising from the sale of a 25% noncontrolling interest in a consolidated subsidiary was recorded as a reduction to equity in accordance with relevant accounting guidance for noncontrolling interests. The tax attributes relating to the remaining 75% of equity of this consolidated subsidiary have not been reflected in our deferred taxes.

        Net earnings.    We had net earnings of $399 million and $399 million for the three months ended March 31, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

        As of March 31, 2011 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

        Standard & Poor's Ratings Services and Moody's Investors Services have put our corporate ratings on credit watch with developing implications and possible downgrade, respectively, following the Company's announcement of the proposed split-off in June of 2010. In the event we need to obtain external debt financing, such downgrades could hurt our ability to obtain financing and could increase the cost of any financing we are able to obtain.

        Consolidated Liberty.    As of March 31, 2011 Liberty had a cash balance of $3,437 million along with additional sources of liquidity of $425 million in short term marketable securities and $2,434 million of unpledged Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future years, with the exception of the impacts to operating cash flow from the proposed split-off.

        The projected uses of Liberty cash are the costs to service outstanding debt, continued capital improvement spending and the potential buyback of common stock under the approved share buyback programs. Additionally, we may make investments in existing or new businesses. We are party to a subscription agreement to purchase an additional 5.5 million shares of Live Nation for approximately $58 million subject to Live Nation shareholder approval.

        Interactive Group.    During the three months ended March 31, 2011, the Interactive Group's primary uses of cash were $156 million of debt repayments, purchases of $111 million in short term marketable securities and $41 million of capital expenditures. These uses of cash were funded primarily with $264 million of cash reattributed from the Capital Group from the TWX Reattribution, $127 million in borrowings and $88 million of cash provided by operating activities, which is net of $69 million of intercompany tax payments to the Capital Group.

        The projected uses of Interactive Group cash for the remainder of 2011 include approximately $300 million for interest payments on QVC and parent debt attributed to the Interactive Group, $300 million for capital expenditures, additional tax payments to the Capital Group and potential payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group.

        We expect that the Interactive Group will fund its 2011 cash needs with cash on hand and cash provided by operating activities. At March 31, 2011, the Interactive Group's sources of liquidity include $1,239 million in cash and $1,207 of unpledged Non-strategic AFS securities. In addition, at March 31, 2011, unused capacity under the QVC Bank Credit Facilities aggregated $1,219 million.

        QVC was in compliance with its debt covenants as of March 31, 2011.

        Starz Group.    During the three months ended March 31, 2011, the Starz Group's primary uses of cash were $32 million related to investments in original programming and other entertainment content and $19 million for payments on outstanding debt. The uses of cash were funded by cash on hand and cash from operations. As of March 31, 2011, the Starz Group had a cash balance of $1,044 million.

        The projected uses of Starz Group cash in 2011 include continued investment in original programming and other entertainment content and payments on outstanding debt. In addition, we may make additional repurchases of Liberty Starz common stock and additional investments in existing or new businesses and attribute such investments to the Starz Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2011.

        Capital Group.    During the three months ended March 31, 2011, the Capital Group's primary uses of cash were $264 million of cash reattributed to the Interactive Group related to the TWX Reattribution and $80 million for repurchases of Liberty Capital common stock. The uses of cash were funded by cash on hand and cash from operations.

        The projected uses of Capital Group cash for the remainder of 2011 include approximately $10 million for capital expenditures. We note the attributed outstanding debt of $750 million is due in March of 2012. Restricted cash of $614 million (at March 31, 2011) and a basket of AFS debt securities are available to satisfy that obligation at maturity. We may also make additional repurchases of Liberty Capital common stock and additional investments in existing or new businesses. We are party to a subscription agreement to purchase an additional 5.5 million shares of Live Nation for approximately $58 million subject to Live Nation shareholder approval.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At March 31, 2011, the Capital Group's sources of liquidity include $1,154 million in cash and $1,129 million of unpledged non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below. This table amends the year-end table to reflect the impacts of the TWX Reattribution as if it had happened as of December 31, 2010.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	amounts in millions
Attributed Starz Group contractual obligations
Long-term debt(1)	$105	37	36	10	22
Interest payments(2)	15	4	5	3	3
Programming fees(3)	904	493	199	122	90
Operating lease obligations	31	6	11	9	5
Purchase orders and other obligations	131	50	31	20	30

Total Starz Group	1,186	590	282	164	150

Attributed Capital Group contractual obligations
Long-term debt(1)	750	—	750	—	—
Interest payments(2)	6	5	1	—	—
Long-term financial instruments	8	—	8	—	—
Operating lease obligations	47	6	12	10	19
Purchase orders and other obligations	217	93	96	28	—

Total Capital Group	1,028	104	867	38	19

Attributed Interactive Group contractual obligations
Long-term debt(1)	7,077	45	348	802	5,882
Interest payments(2)	4,566	415	771	675	2,705
Long-term financial instruments	86	—	86	—	—
Operating lease obligations	281	32	56	38	155
Purchase orders and other obligations	1,337	1,289	34	14	—

Total Interactive Group	13,347	1,781	1,295	1,529	8,742

Consolidated contractual obligations
Long-term debt(1)	7,932	82	1,134	812	5,904
Interest payments(2)	4,587	424	777	678	2,708
Programming fees(3)	904	493	199	122	90
Long-term financial instruments	94	—	94	—	—
Operating lease obligations	359	44	79	57	179
Purchase orders and other obligations	1,685	1,432	161	62	30

Total consolidated	$15,561	2,475	2,444	1,731	8,911

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

(2)
Amounts (i) are based on our pro forma outstanding debt at December 31, 2010, giving effect to the TWX Reattribution (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2010 rates and (iii) assume that our existing debt is repaid at maturity.

(3)
Does not include Programming fees for films not yet released theatrically, as such amounts cannot be estimated.

Results of Operations—Tracking Stock Groups

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and Celebrate, our interests in Expedia, HSN, Interval, Lending Tree and $4,211 million principal amount (as of March 31, 2011) of our publicly-traded debt.

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

Results of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
QVC	$1,835	1,757
E-commerce businesses	324	268
Corporate and other	—	—

	$2,159	2,025

Adjusted OIBDA
QVC	$363	366
E-commerce businesses	29	18
Corporate and other	(14)	(3)

	$378	381

Operating Income (Loss)
QVC	$225	232
E-commerce businesses	8	4
Corporate and other	(20)	(18)

	$213	218

Operating Results by Business

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is distributed via its nationally televised shopping network 24 hours a day, 364 days a year ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany"), Japan ("QVC-Japan") and Italy ("QVC-Italy"). QVC-UK distributes its program 24 hours a day with 17 hours of live programming and QVC-Germany and QVC-Japan each distribute live programming 24 hours a day. QVC- Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional 7 hours a day of taped programming on satellite television.

        QVC's operating results are as follows:

	Three months ended March 31,
	2011	2010
	amounts in millions
Net revenue	$1,835	1,757
Cost of sales	(1,180)	(1,125)

Gross profit	655	632
Operating expenses	(175)	(165)
SG&A expenses (excluding stock-based compensation)	(117)	(101)

Adjusted OIBDA	363	366
Stock-based compensation	(4)	(5)
Depreciation and amortization	(134)	(129)

Operating income	$225	232

        Net revenue is generated in the following geographical areas:

	2011	2010
QVC-US	$1,192	1,156
QVC-Germany	268	240
QVC-Japan	233	234
QVC-UK	138	127
QVC-Italy	4	—

	$1,835	1,757

        QVC's consolidated net revenue increased 4.4% during the three months ended March 31, 2011, as compared to the prior year period. Such increase is comprised of an $80 million increase due to an increase of 4.1% in average selling price per unit ("ASP"), $22 million due to net favorable foreign currency rates and $3 million due to a slight increase in units sold from 37.1 million to 37.2 million. These increases were partially offset by a $21 million increase in estimated product returns and a $6 million decrease in shipping and handling revenue.

        During the three months ended March 31, 2011 and 2010, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Three months ended March 31, 2011
	U.S. dollars	Local currency
QVC-US	3.1%	3.1%
QVC-Germany	11.7%	12.7%
QVC-Japan	(0.4)%	(9.1)%
QVC-UK	8.7%	5.3%

        On March 11, 2011 there was a significant earthquake and related disasters in Japan. As a result, QVC-Japan was off-air for 12 days and experienced an interruption of its business. The facilities suffered moderate damage. QVC-Japan returned on-air and resumed operations on March 23, 2011. The Company maintains insurance coverage for property damage and certain business interruption circumstances, subject to approximately a $12 million deductible. The Company has not yet determined the complete financial impact of the property damage, the impact to its future operations or the value, if any, of a related insurance claim. Due to the nature of the events that caused QVC-Japan to suspend its operations for a time in March we estimate that approximately $24 million in sales were lost based on prior year sales during the same period. Since QVC-Japan has been back on-air sales have been running at approximately 90% of prior year sales, due to the disruption in the area. We cannot determine at this time when QVC-Japan will return to sales levels experienced before the earthquake. Additionally, management enacted a temporary employee pay policy to continue paying employees during the off-air period effectively causing QVC-Japan's variable labor costs to be fixed for a period of time. These items described above negatively impacted QVC-Japan's and the Company's overall Adjusted OIBDA margin.

        QVC-US growth in net revenue of 3.1% is due primarily to a 7.2% increase in ASP, partially offset by a 3.2% decrease in units sold, a decrease in shipping and handling revenue and an increase in returns associated with the sales increase. The decrease in shipping and handling is due to the higher ASP resulting in less units shipped and an increased use of free shipping and handling promotions which are most often subsidized by the vendors or included in the margin. QVC-US shipped sales increased primarily due to growth in sales of electronics, accessories and home décor. QVC-UK's growth is the result of increased sales in electronics. Growth in QVC-Germany is due primarily to increased sales in apparel, health and fitness and accessories. QVC-Italy's sales consisted of primarily home and beauty products.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK and Germany. In addition, in Japan, analog customers are expected to be converted to a digital environment beginning in July 2011, with that conversion to be completed by 2015. We believe it is likely that such analog switch-off will have a negative impact on the overall number of subscribers viewing the program. QVC is currently evaluating the possible impact on QVC-Japan's results as well as opportunities to acquire subscribers via other distribution channels that will aid in mitigating the impact of the conversion. QVC's future sales growth will primarily depend on expansions into new countries, such as Italy, sales growth from our e-commerce platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage was 35.7% and 36.0% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the gross profit percentage for the three months ended March 31, 2011 is due primarily to a product shift to lower margin electronics. As noted previously, QVC-Japan continued to incur labor costs related to their distribution work force while operations were suspended and throughout the end of March as operations returned to a more normalized level. These decreases were partially offset by lower obsolescence expense as QVC continued to maintain tight inventory control.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased $10 million or 6.1% for the three months ended March 31, 2011. The increase is due primarily to a $4 million increase related to operating expenses for QVC-Italy due to the October 2010 launch. Other increases include an increase in commissions expense due to sales growth, an increase in production personnel expenses and an increase in credit card fees due to sales growth as well as an increase in rates. As noted previously, QVC-Japan continued to incur labor costs related to their call center work force while operations were suspended and throughout the end of March as operations returned to a more normalized level.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased 15.8% during the three months ended March 31, 2011, as compared to the corresponding prior year period.

        Included in QVC's SG&A results are $6 million and $3 million of costs for three months ended March 31, 2011 and 2010, respectively, related to the launch of the QVC-Italy service. QVC-Italy incurred an adjusted OIBDA loss for the three months ended March 31, 2011 and 2010 of $10 million and $4 million, respectively.

        Net credit card operations income decreased $6 million for the three months ended March 31, 2011. Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Money Bank, who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The new agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties. QVC's operating income (and adjusted OIBDA) are being negatively impacted due to the terms of the new agreement. However, QVC has used the $501 million of cash proceeds from the recovery of its noninterest bearing cash deposit maintained at GE Money Bank in connection with the prior arrangement to retire a portion of its outstanding bank facility in 2010. QVC's net credit card income would have been $10 million more favorable for the three months ended March 31, 2011 based on the terms of the expired contract compared to the new contract.

        Excluding the impact of Italy and net credit card operations, QVC's SG&A expense increased $7 million or 6.0% for the three months ended March 31, 2011 primarily due to increased marketing and other fixed administrative costs, as well as QVC-Japan's $2 million contribution to local charitable earthquake restoration efforts.

        E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $56 million or 20.9% for the three months ended March 31, 2011, as compared to the corresponding prior year period, as each company reported an increase in revenue for the three months. Adjusted OIBDA for the e-commerce businesses increased $11 million for the three month period in 2011 and represented 9.0% of revenue in 2011, as compared to 6.7% in 2010. The three months ended March 31, 2010 included the results of a start-up that was deconsolidated in the third quarter of 2010. Adjusted OIBDA as a percentage of revenue excluding the start-up results was 8.2% for the 2010 period.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz and $1,044 million of cash, including subsidiary cash.

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

Results of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
Starz, LLC	$391	305
Corporate and other	1	2

	$392	307

Adjusted OIBDA
Starz, LLC	$131	106
Corporate and other	(5)	(3)

	$126	103

Operating Income (Loss)
Starz, LLC	$124	99
Corporate and other	(8)	(7)

	$116	92

        Starz, LLC.    Starz provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in the United States and throughout the world. Additionally, as of September 30, 2010, Starz includes the remaining operations of Starz Media. Starz is managed based on the following lines of business: Starz Channels (legacy Starz Entertainment business, excluding ancillary revenue and expenses related to original programming) and Home Video, Television, Digital Media and Animation (legacy Starz Media businesses). We believe, with the decisions that have been made surrounding the legacy Starz Media businesses, the prospective results of Starz will be largely driven by the results of Starz Channels.

        The following discussion regarding the results of Starz include the legacy Starz Entertainment and the legacy Starz Media businesses for the three months ended March 31, 2011. A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through the Starz Channels' distribution partners. Some of Starzs' affiliation agreements with its distribution partners provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its distribution partners. Pursuant to these agreements, the distribution partners pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2011 through 2018. During the quarter ended March 31, 2011, approximately 54% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Channel revenue for such period.

        Starz's operating results are as follows:

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue	$391	305
Operating expenses	(195)	(163)
SG&A expenses	(65)	(36)

Adjusted OIBDA	131	106
Stock-based compensation	(2)	(3)
Depreciation and amortization	(5)	(4)

Operating income	$124	99

        As discussed above, the results for Starz for the three months ended March 31, 2011 include the legacy Starz Entertainment business operations and the legacy Starz Media business operations, due to the Starz Media Reattribution being treated prospectively for tracking stock purposes. The historical results for Starz for the three months ended March 31, 2010 include only the historical results of the legacy Starz Entertainment business operations. The results of the legacy Starz Media businesses for the three months ended March 31, 2010 are reflected in the results of the Liberty Capital Group.

        Starz's revenue increased $86 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The additional revenue from the legacy Starz Media business operations contributed approximately $65 million of such increase. The remaining revenue increase in the period can be attributed to the legacy Starz Entertainment businesses as a result of a $4 million increase due to higher effective rate for the Starz channel's services and $6 million due to growth in the average number of subscriptions. Additionally, there was approximately $11 million in additional ancillary revenue related to television rights and home video for Starz original content. Revenue associated with the legacy Starz Media businesses was significantly less than the corresponding prior year period due to the decisions affecting those businesses in the prior year, most noticeably the decision to terminate the production and distribution of feature length films. The most significant decrease in revenue from the prior year was attributable to the wide release of two theatrical films and the release of three theatrical films on home video in the prior year period and no theatrical releases and only one significant home video release in the current period.

        Starz, Encore, and the Encore thematic multiplex channels ("EMP") are the primary drivers of Starz's revenue. Starz average subscriptions increased 8.8% in the first quarter of 2011 compared to the corresponding period of 2010 and EMP average subscriptions increased 6.8% in the first quarter of 2011 compared to the corresponding period of 2010. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of March 31, 2011 subscriptions under fixed-rate agreements were 27.1 million while subscriptions under consignment agreements were 24.7 million. As of March 31, 2010, subscriptions under fixed-rate affiliation agreements were 25.7 million while subscriptions under consignment agreements were 22.5 million.

        Operating expenses increased by $32 million during the current period as compared to the corresponding prior year period. The legacy Starz Media businesses contributed approximately $30 million to such increase. Operating expenses related to the legacy Starz Entertainment business increased $2 million as compared to the corresponding prior year period. Programming expenses are Starz Channels' primary operating expense and comprised approximately 96% of total Starz channels operating expense for the first quarter of 2011 and 97% of total Starz channels operating expense for 2010. During the 2011 first quarter, programming expenses as a percentage of total Starz channels operating expenses decreased but overall programming increased due primarily to increased original programming aired during the period. We expect that programming costs and home video expenses related to original programming will continue to increase in the future as Starz continues to invest in original programming content.

        Starz's SG&A expenses increased by $29 million for the first quarter of 2011 as compared to the corresponding prior year period. Approximately $20 million of the increase is due to the legacy Starz Media businesses and the remainder was due primarily to increased advertising expenses related to original programming content.

        Starz's Adjusted OIBDA increased $25 million for the first quarter of 2011 as compared to the corresponding prior year period. Approximately $15 million was contributed by the legacy Starz Media businesses operations. As discussed above, the elimination of theatrical releases and fewer home video releases resulted in less revenue which was more than offset by no spending in the current period on marketing, advertising, production and acquisition costs associated with the theatrical exhibition of such productions and lower home video costs.

Capital Group

        The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Interactive Group or the Starz Group, including controlling interests in ANLBC and TruePosition as well as minority investments in SiriusXM, Time Warner Inc., Time Warner Cable Inc., Sprint, Live Nation and other public and private companies. In addition, we have attributed $1,154 million of cash, including subsidiary cash, and $750 million principal amount (as of March 31, 2011) of our parent debt to the Capital Group.

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

Results of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
Starz Media	$—	144
Corporate and other	581	22

	$581	166

Adjusted OIBDA
Starz Media	$—	(7)
Corporate and other	358	(36)

	$358	(43)

Operating Income (Loss)
Starz Media	$—	(9)
Corporate and other	343	(61)

	$343	(70)

        Revenue.    The Capital Group's combined revenue increased $415 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The three month increase in revenue is due to the impact of a one-time recognition of previously deferred revenue at TruePosition partially offset by the Starz Media reattribution whereas the results of Starz Media are now reflected in the results of the Liberty Starz Group. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under new revenue recognition guidance, which we adopted prospectively on January 1, 2011, the amendment is a material modification, requiring elements under the agreement that meet the separation criteria and have been delivered to be recognized as of the modification date. TruePosition recognized approximately $538 million of revenue as of the modification date and $167 million of associated deferred costs. The revenue under the previous contract had been deferred as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November 2006) did not exist.

        Adjusted OIBDA and Operating Income (Loss).    The Capital Group's Adjusted OIBDA and Operating Income (Loss) increased $401 million and $413 million, respectively, for the three months ended March 31, 2010 as compared to the corresponding prior year period. The increases are primarily due to the one-time recognition of previously deferred revenue and costs from TruePosition, discussed previously, and the Starz Media reattribution.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2011, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$786	2.2%	$6,259	5.4%
Capital Group	$750	0.4%	$—	N/A
Starz Group	$36	2.3%	$45	5.5%

        In addition, QVC has entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion and three forward interest rate swap arrangements with an aggregate notional amount of $500 million. Such arrangements provide for payments beginning in

March 2011 and extending to March 2013. On the notional of $1.75 billion, QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.31% at March 31, 2011). On the notional amount of $500 million, QVC will make variable payments at 3 month LIBOR (0.31% at March 31, 2011) and receive fixed payments at 0.90%.

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

        At March 31, 2011, the fair value of our non-strategic AFS equity securities was $3,763 million. Had the market price of such securities been 10% lower at March 31, 2011, the aggregate value of such securities would have been $376 million lower. Such decrease would be partially offset by an increase in the value of our derivatives related to such AFS securities. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations. Additionally, our stock in Expedia and SIRIUS XM (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On August 6, 2010, Liberty and its subsidiary Liberty Media LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Media LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups will not constitute a disposition of all or substantially all of the assets of Liberty Media LLC under the Indenture and that, therefore, no "Event of Default" will arise as a result of Liberty Media LLC remaining the obligor under the Indenture following the proposed split-off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery does not have subject matter jurisdiction over the dispute and that it should be litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there is not a case or controversy for a court to resolve. The motion to dismiss was denied. On April 29, 2011 the Delaware Court of Chancery ruled in Liberty's favor in its case against BNY. The parties have been directed to prepare a form of final decree implementing the ruling for the Court's consideration, and Liberty expects a final decree will be entered in the near future. The judgment is subject to appeal, which must be lodged within 30 days from the entry of the final decree. If an appeal is filed, Liberty will request expedition of the appeal.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

        On several occasions our board of directors authorized share repurchase programs for our Series A and Series B Liberty Capital common stock, Series A and Series B Liberty Starz common stock and Series A and Series B Liberty Interactive common stock. On October 28, 2009 our board authorized the repurchase of $500 million Series A and Series B Liberty Starz common stock of which $447 million is available for future repurchases, as of March 31, 2011. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. As of March 31, 2011, approximately $740 million may yet be purchased under such Liberty Interactive common stock repurchase programs. On each of March 10, 2008 and August 12, 2008 our board authorized $300 million of share repurchases of Series A and Series B Liberty Capital common stock, an authorization of $500 million in share repurchases on May 6, 2010 and an additional authorization of $500 million in share repurchases on September 16, 2010 for a total of $1.6 billion.

        A summary of the repurchase activity for the three months ended March 31, 2011 is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1-31, 2011	954,838	$63.89	954,838	$342 million
February 1-28, 2011	50,400	$64.85	50,400	$339 million
March 1-31, 2011	213,800	$72.71	213,800	$323 million

Total	1,219,038		1,219,038

        In addition to the shares listed in the table above, 6,021 shares of Series A Liberty Capital common stock, 159,119 shares of Series A Liberty Interactive common stock and 2,145 shares of Series A Liberty Starz common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY MEDIA CORPORATION
Date: May 6, 2011	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 6, 2011	By:	/s/ DAVID J.A. FLOWERS
David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: May 6, 2011	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation Net Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

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