Form 10-Q
period 2011-06-30
LIBERTY MEDIA CORP
filed 2011-08-09
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2011 was:

	Series A	Series B
Liberty Capital common stock	74,138,127	7,345,691
Liberty Interactive common stock	572,681,560	29,002,021
Liberty Starz common stock	49,222,471	2,949,073

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2011	December 31, 2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,414	3,179
Trade and other receivables, net	915	1,142
Inventory, net	1,103	1,069
Program rights	471	411
Short term marketable securities	372	509
Restricted cash (note 10)	716	68
Other current assets	121	177

Total current assets	7,112	6,555

Investments in available-for-sale securities and other cost investments, including $1,148 million and $1,219 million pledged as collateral for share borrowing arrangements (note 6)	4,244	4,551
Investments in affiliates, accounted for using the equity method (note 7)	1,478	1,040
Property and equipment, at cost	2,386	2,297
Accumulated depreciation	(1,111)	(1,012)

	1,275	1,285

Intangible assets not subject to amortization (note 9):
Goodwill	6,350	6,315
Trademarks	2,513	2,513
Other	153	153

	9,016	8,981

Intangible assets subject to amortization, net (note 9)	2,587	2,759
Other assets, at cost, net of accumulated amortization	866	1,429

Total assets	$26,578	26,600

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2011	December 31, 2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$544	651
Accrued liabilities	883	995
Financial instruments (note 8)	1,167	1,264
Current portion of debt (note 10)	1,265	530
Deferred income tax liabilities	911	864
Deferred revenue	211	347
Other current liabilities	115	88

Total current liabilities	5,096	4,739

Long-term debt, including $2,661 million and $2,506 million measured at fair value (note 10)	5,957	6,788
Long-term financial instruments (note 8)	88	94
Deferred income tax liabilities	2,465	2,211
Deferred revenue	548	860
Other liabilities	462	466

Total liabilities	14,616	15,158

Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 74,131,132 shares at June 30, 2011 and 75,139,893 shares at December 31, 2010	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,350,225 shares at June 30, 2011 and 7,363,948 shares at December 31, 2010	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 49,216,947 shares at June 30, 2011 and 49,130,652 shares at December 31, 2010	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,953,815 shares at June 30, 2011 and 2,917,815 shares at December 31, 2010	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 572,645,073 shares at June 30, 2011 and 570,731,067 shares at December 31, 2010	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,005,670 shares at June 30, 2011 and 29,059,016 shares at December 31, 2010	—	—
Additional paid-in capital	8,189	8,338
Accumulated other comprehensive earnings, net of taxes	282	226
Retained earnings	3,388	2,742

Total stockholders' equity	11,866	11,313
Noncontrolling interests in equity of subsidiaries	96	129

Total equity	11,962	11,442

Commitments and contingencies (note 12)
Total liabilities and equity	$26,578	26,600

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$2,245	2,053	4,404	4,078
Communications and programming services	538	511	1,511	984

	2,783	2,564	5,915	5,062

Operating costs and expenses:
Cost of sales	1,398	1,284	2,775	2,578
Operating	541	558	1,137	1,014
Selling, general and administrative, including stock-based compensation (note 3)	294	271	618	617
Legal settlement	—	—	(7)	—
Depreciation and amortization	168	164	338	326

	2,401	2,277	4,861	4,535

Operating income	382	287	1,054	527
Other income (expense):
Interest expense	(110)	(174)	(227)	(344)
Share of earnings of affiliates, net (note 7)	15	39	7	48
Realized and unrealized gains (losses) on financial instruments, net (note 8)	143	(81)	186	86
Gains (losses) on dispositions, net	—	25	(2)	388
Other, net	29	2	72	—

	77	(189)	36	178

Earnings from continuing operations before income taxes	459	98	1,090	705
Income tax expense	(176)	(57)	(422)	(265)

Net earnings	283	41	668	440
Less net earnings attributable to the noncontrolling interests	12	4	22	14

Net earnings attributable to Liberty Media Corporation shareholders	$271	37	646	426

Net earnings (losses) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$22	(82)	301	(60)
Liberty Starz common stock	67	61	119	118
Liberty Interactive common stock	182	58	226	368

	$271	37	646	426

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
Basic net earnings (losses) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$0.27	(.86)	3.72	(.63)
Series A and Series B Liberty Starz common stock	$1.31	1.22	2.33	2.36
Series A and Series B Liberty Interactive common stock	$0.30	.10	0.38	.62
Diluted net earnings (losses) attributable to Liberty Media Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$0.27	(.86)	3.63	(.63)
Series A and Series B Liberty Starz common stock	$1.26	1.20	2.25	2.31
Series A and Series B Liberty Interactive common stock	$0.30	.10	0.37	.61

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Net earnings	$283	41	668	440

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	24	(50)	72	(102)
Unrealized holding losses arising during the period	(3)	(67)	(27)	(2)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	8	(14)	2	(126)
Share of other comprehensive earnings (losses) of equity affiliates	5	(6)	8	(1)
Other	—	12	1	25

Other comprehensive earnings (loss)	34	(125)	56	(206)

Comprehensive earnings (loss)	317	(84)	724	234
Less comprehensive earnings attributable to the noncontrolling interests	15	11	22	20

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders	$302	(95)	702	214

Comprehensive earnings (loss) attributable to Liberty Media Corporation shareholders:
Liberty Capital common stock	$34	(156)	289	(74)
Liberty Starz common stock	66	61	113	118
Liberty Interactive common stock	202	—	300	170

	$302	(95)	702	214

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended June 30,
	2011	2010
	amounts in millions
Cash flows from operating activities:
Net earnings	$668	440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	338	326
Stock-based compensation	51	60
Cash payments for stock-based compensation	(11)	(40)
Noncash interest expense	5	50
Share of earnings of affiliates, net	(7)	(48)
Cash receipts from returns on equity investments	10	10
Realized and unrealized gains on financial instruments, net	(186)	(86)
Losses (gains) on disposition of assets, net	2	(388)
Deferred income tax expense	179	106
Other noncash charges (credits), net	(348)	112
Changes in operating assets and liabilities
Current and other assets	15	88
Payables and other liabilities	(90)	(99)

Net cash provided by operating activities	626	531

Cash flows from investing activities:
Cash proceeds from dispositions	—	518
Proceeds from settlement of financial instruments, net	—	719
Investments in and loans to cost and equity investees	(89)	(257)
Repayment of loan by cost and equity investees	189	98
Capital expended for property and equipment	(109)	(129)
Net sales (purchases) of short term investments	141	(307)
Net increase in restricted cash	(145)	(30)
Other investing activities, net	—	(2)

Net cash provided by (used by) investing activities	(13)	610

Cash flows from financing activities:
Borrowings of debt	193	1,136
Repayments of debt	(451)	(2,738)
Repurchases of Liberty common stock	(96)	(326)
Other financing activities, net	(35)	73

Net cash used by financing activities	(389)	(1,855)

Effect of foreign currency exchange rates on cash	11	(15)

Net increase (decrease) in cash and cash equivalents	235	(729)
Cash and cash equivalents at beginning of period	3,179	4,835

Cash and cash equivalents at end of period	$3,414	4,106

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2011

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive
									Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred stock							Additional paid-in capital		Retained earnings		Total equity
		Series A	Series B	Series A	Series B	Series A	Series B
	amounts in millions
Balance at January 1, 2011	$—	1	—	—	—	6	—	8,338	226	2,742	129	11,442
Net earnings	—	—	—	—	—	—	—	—	—	646	22	668
Other comprehensive earnings	—	—	—	—	—	—	—	—	56	—	—	56
Stock compensation	—	—	—	—	—	—	—	38	—	—	—	38
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	13	—	—	—	13
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(96)	—	—	—	(96)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	(103)	—	—	(5)	(108)
Other	—	—	—	—	—	—	—	(1)	—	—	—	(1)

Balance at June 30, 2011	$—	1	—	—	—	6	—	8,189	282	3,388	96	11,962

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

        In September 2009, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(1) Basis of Presentation (Continued)

provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(2) Tracking Stocks (Continued)

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

        On September 16, 2010, Liberty's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from its Capital Group to its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by Liberty's Capital Group to its Starz Group was extinguished, and the Starz Group became attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by Liberty's Capital Group that may be realized from any future sale or other disposition of that business by Liberty's Starz Group will remain attributed to its Capital Group.

        On February 9, 2011, Liberty's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable (22 million shares of Time Warner, Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL, Inc. with an aggregate carrying value of $1,215 million) and cash of $264 million from the Capital Group to the Interactive Group (the "TWX Reattribution").

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(2) Tracking Stocks (Continued)

        During the second quarter of 2010, Liberty announced that its board of directors has authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group.

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a wholly-owned subsidiary of Liberty ("Liberty CapStarz"). Liberty CapStarz will hold all the assets and be subject to all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups. The common stock of Liberty CapStarz will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Liberty CapStarz Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Liberty CapStarz Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Liberty CapStarz Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Liberty CapStarz Starz tracking stock. After the redemption, Liberty CapStarz and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed split-off, the opinions of tax counsel and required governmental approvals. On May 23, 2011 the proposed Split-Off was approved by the requisite vote of Liberty stockholders. In August 2010, Liberty filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which was subsequently appealed. Resolution of the subject matter of this lawsuit, through a final non-appealable judgment, is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the third quarter of 2011.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding") and Celebrate Interactive Holdings, Inc. ("Celebrate") and its noncontrolling interests in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval") and Tree.com, Inc. ("Lending Tree"). In addition, Liberty has attributed $4,201 million principal amount (as of June 30, 2011) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(2) Tracking Stocks (Continued)

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and development, acquisition and distribution of content and is comprised primarily of Starz, LLC ("Starz") and $1,035 million (as of June 30, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Live Nation Entertainment, Inc. ("Live Nation"), Time Warner Inc., Time Warner Cable Inc. and Sprint Nextel Corporation. In addition, Liberty has attributed $1,067 million of cash, including subsidiary cash, and $750 million principal amount (as of June 30, 2011) of other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(3) Stock-Based Compensation (Continued)

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
June 30, 2011	$24
June 30, 2010	$21
Six months ended:
June 30, 2011	$51
June 30, 2010	$60

        In March 2011, Liberty granted, to QVC employees, 5.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $7.33 per share. Of these grants, 3.8 million options were granted to the CEO of QVC; of those 3.8 million options one half vest December 15, 2014 and the other half vest on December 15, 2015. The remainder of the options granted vest semi-annually over the 4 year vesting period.

        In the six months ended June 30, 2011, Liberty granted, primarily to Starz employees, 484,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $21.40 per share. These options vest quarterly over the 4 year vesting period.

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

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2011	4,996	$19.38	47,583	$12.10	3,217	$46.15
Granted	—	$—	5,741	$16.01	484	$72.95
Exercised	(562)	$9.83	(2,154)	$4.36	(146)	$30.90
Forfeited/Cancelled/Exchanged	—	$—	(5,186)	$21.14	(6)	$56.30

Outstanding at June 30, 2011	4,434	$20.59	45,984	$11.94	3,549	$50.41

Exercisable at June 30, 2011	1,272	$10.79	13,823	$13.84	621	$33.40

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(3) Stock-Based Compensation (Continued)

        The following table provides additional information about outstanding options to purchase Liberty common stock at June 30, 2011.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,434	$20.59	5.8 years	$288,916	1,272	$10.79	$95,314
Series A Interactive	45,984	$11.94	5.4 years	$245,048	13,823	$13.84	$62,868
Series B Interactive	450	$19.74	3.9 years	$—	450	$19.74	$—
Series A Starz	3,549	$50.41	6.0 years	$91,128	621	$33.40	$26,017
Series B Starz	36	$26.71	3.9 years	$1,846	36	$26.71	$1,846

        As of June 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $200 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.8 years.

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

Series A and Series B Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2011 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Capital Common Stock
	Three months ended June 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	numbers of shares in millions
Basic EPS	81	81	95	95
Stock options	2	2	—	—

Diluted EPS	83	83	95	95

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(4) Earnings (Loss) Per Common Share (Continued)

Series A and Series B Liberty Starz Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2011 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Starz Common Stock
	Three months ended June 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	numbers of shares in millions
Basic EPS	51	51	50	50
Stock options	2	2	1	1

Diluted EPS	53	53	51	51

Series A and Series B Liberty Interactive Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the six months ended June 30, 2011 are 6 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended June 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	numbers of shares in millions
Basic EPS	599	599	595	595
Stock options	8	7	10	6

Diluted EPS	607	606	605	601

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(5) Assets and Liabilities Measured at Fair Value (Continued)

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$372	372	—	—
Available-for-sale securities	$4,233	4,042	191	—
Financial instruments	$1,251	1,147	104	—
Debt	$2,661	—	2,661	—

        The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

(6) Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $3,811 million as of June 30, 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(6) Investments in Available-for-Sale Securities and Other Cost Investments (Continued)

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	June 30, 2011	December 31, 2010
	amounts in millions
Capital Group
Time Warner Inc.(1)(2)	$453	1,101
Time Warner Cable Inc.(1)(2)	244	567
Sprint Nextel Corporation ("Sprint")(1)	248	301
Motorola Solutions(1)(3)	341	471
Motorola Mobility(1)(3)	143	—
Viacom, Inc.	387	301
Live Nation(4)	25	389
Century Link, Inc.(1)	148	248
Priceline(1)	267	208
Other AFS equity securities(1)(2)	43	100
SIRIUS XM debt securities	389	384
Other AFS debt securities	222	404
Other cost investments and related receivables	8	9

Total attributed Capital Group	2,918	4,483

Interactive Group
Time Warner Inc.(2)	$792	—
Time Warner Cable Inc.(2)	427	—
Other(2)	42	1

Total attributed Interactive Group	1,261	1

Starz Group
Other	65	67

Total attributed Starz Group	65	67

Consolidated Liberty	$4,244	4,551

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)
As discussed in note 2, certain of these securities were reattributed from the Capital Group to the Interactive Group in the first quarter of 2011.

(3)
Effective January 4, 2011 Motorola, Inc. separated Motorola Mobility Holdings, Inc. in a 1 for 8 stock distribution. Motorola, Inc. simultaneously completed a 1 for 7 reverse stock split and was renamed Motorola Solutions, Inc.

(4)
In June 2011, the Company acquired an additional 5.5 million shares of Live Nation for $58 million. The additional ownership requires the Company to account for the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(6) Investments in Available-for-Sale Securities and Other Cost Investments (Continued)

  investment as an equity method affiliate. For additional discussion see note 7. Liberty continues to hold debt securities in Live Nation which are included in available-for-sale securities.

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	June 30, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	66	32	66
Gross unrealized holding losses	$—	—	—	—

(7) Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2011 and the carrying amount at December 31, 2010:

	June 30, 2011			December 31, 2010
	Percentage ownership	Market value	Carrying amount	Carrying amount
			dollar amounts in millions
Interactive Group
Expedia	25%	$2,007	$753	710
Other	various	N/A	265	239
Capital Group
SIRIUS XM	40%	$5,665	—	5
Live Nation(a)	21%	$449	371	—
Other	various	N/A	89	86

			$1,478	1,040

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(7) Investments in Affiliates Accounted for Using the Equity Method (Continued)

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Interactive Group
Expedia	$35	28	48	42
Other	2	8	9	17
Capital Group
SIRIUS XM	(1)	8	(8)	—
Live Nation(a)	(22)	—	(45)	—
Other	1	(5)	3	(11)

	$15	39	7	48

(a)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the six months ended June 30, 2011 relate to the prior year.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(7) Investments in Affiliates Accounted for Using the Equity Method (Continued)

Expedia

        Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	amounts in millions
Current assets	$2,954	1,702
Property and equipment, net	318	277
Goodwill	3,679	3,642
Intangible assets	793	798
Other assets	301	232

Total assets	$8,045	6,651

Current liabilities	$2,998	1,889
Deferred income taxes	266	248
Long-term debt	1,645	1,645
Other liabilities	122	132
Noncontrolling interest	134	64
Equity	2,880	2,673

Total liabilities and equity	$8,045	6,651

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(7) Investments in Affiliates Accounted for Using the Equity Method (Continued)

  Expedia Consolidated Statements of Operations

	Six months ended June 30,
	2011	2010
	amounts in millions
Revenue	$1,846	1,552
Cost of revenue	(376)	(327)

Gross profit	1,470	1,225
Selling, general and administrative expenses	(1,116)	(902)
Amortization	(15)	(17)
Restructuring charges and other	(4)	—

Operating income	335	306
Interest expense	(62)	(41)
Other income (expense), net	(3)	3
Income tax expense	(77)	(92)

Net earnings	193	176
Net earnings attributable to noncontrolling interests	(1)	(2)

Net earnings attributable to Expedia, Inc.	$192	174

Sirius XM Radio Inc.

        Based on Liberty's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, Liberty accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations. As of March 31, 2011 and 2010 SIRIUS XM had total assets of $7,229 million and $7,740 million, respectively, and total liabilities of $6,930 million and $7,588 million, respectively. SIRIUS XM's net income attributable to common shareholders was $78 million and $42 million for the three months ended March 31, 2011 and 2010.

        As of June 30, 2011, the SIRIUS XM Preferred Stock had a market value of $5,665 million based on the value of the common stock into which it is convertible.

(8) Financial Instruments

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(8) Financial Instruments (Continued)

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

        The Company's financial instruments are summarized as follows:

Type of financial instrument	June 30, 2011	December 31, 2010
	amounts in millions
Liabilities
Borrowed shares(1)	$1,148	1,219
Other	107	139

	1,255	1,358
Less current portion	(1,167)	(1,264)

	$88	94

(1)
The market values of borrowed shares are as follows:

	June 30, 2011	December 31, 2010
	amounts in millions
Time Warner	$110	97
Time Warner Cable	59	50
Sprint(a)	147	221
Motorola Solutions(b)	341	471
Motorola Mobility(b)	143	—
CenturyLink(a)	76	165
Priceline	267	208
Other	5	7

	$1,148	1,219

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(8) Financial Instruments (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities(1)	$138	(179)	429	30
Exchangeable senior debentures	22	86	(165)	16
Equity collars	—	(4)	—	(2)
Borrowed shares(1)	(23)	64	(118)	61
Other	6	(48)	40	(19)

	$143	(81)	186	86

(1)
The unrealized gains (losses) on Non-strategic Securities for the three and six months ended June 30, 2011 include gains of $23 million and $118 million, respectively, and for the three and six months ended June 30, 2010 include losses of $64 million and $61 million, respectively, related to securities pledged as collateral under the share borrowing arrangements.

(9) Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz, LLC	Other	Total
	amounts in millions
Balance at January 1, 2011	$5,363	132	820	6,315
Foreign currency translation adjustments	36	—	—	36
Other	—	—	(1)	(1)

Balance at June 30, 2011	$5,399	132	819	6,350

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(9) Intangible Assets (Continued)

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $243 million and $235 million for the six months ended June 30, 2011 and 2010, respectively. Based on its amortizable intangible assets as of June 30, 2011, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2011	$249
2012	$475
2013	$445
2014	$390
2015	$360

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(10) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal June 30, 2011
		June 30, 2011	December 31, 2010
	amounts in millions
Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$—	—	1,283
Liberty bank facility	750	750	750

Total attributed Capital Group debt	750	750	2,033

Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	324	323	323
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
3.125% Exchangeable Senior Debentures due 2023	1,138	1,363	—
4% Exchangeable Senior Debentures due 2029	469	260	265
3.75% Exchangeable Senior Debentures due 2030	460	256	253
3.5% Exchangeable Senior Debentures due 2031	488	324	329
3.25% Exchangeable Senior Debentures due 2031	531	458	376
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	985	985
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC Bank Credit Facilities	611	611	785
Other subsidiary debt	65	65	79

Total attributed Interactive Group debt	6,877	6,430	5,180

Starz Group
Subsidiary debt	42	42	105

Total attributed Starz Group debt	42	42	105

Total consolidated Liberty debt	$7,669	7,222	7,318

Less current maturities		(1,265)	(530)

Total long-term debt		$5,957	6,788

Exchangeable Senior Debentures

        As discussed in note 2, in the first quarter of 2011 the Board of Directors of Liberty reattributed the 3.125% Exchangeable Senior Debentures from the Liberty Capital Group to the Liberty Interactive Group which was reflected on a prospective basis.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(10) Long-Term Debt (Continued)

Liberty Bank Facility

        The outstanding balance represents borrowings from a financial institution to be invested by Liberty in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal matures in March 2012. Due to the investment restrictions contained in the agreements related to these borrowings and the maturity date of the related borrowings, the uninvested cash balance of $638 million is included in restricted cash in the accompanying condensed consolidated balance sheet at June 30, 2011. The restricted cash and AFS debt investments associated with these borrowings are available to satisfy the obligations at maturity.

QVC Bank Credit Facilities

        The $611 million outstanding principal matures in September 2015.

        QVC was in compliance with all of its debt covenants at June 30, 2011.

QVC Interest Rate Swap Arrangements

        During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.25% at June 30, 2011). Additionally, during the six months ended June 30, 2011 QVC entered into four additional swap arrangements with an aggregate notional amount of $600 million requiring QVC to make variable payments at 3 month LIBOR (0.25% at June 30, 2011) and receive fixed payments at 0.91%. These swap arrangements do not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

Other Subsidiary Debt

        Other subsidiary debt at June 30, 2011 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(10) Long-Term Debt (Continued)

accompanying condensed consolidated balance sheet at June 30, 2011 is as follows (amounts in millions):

Senior notes	$336
Senior debentures	$769
QVC senior secured notes	$2,117

        Due to its variable rate nature, Liberty believes that the carrying amount of its other debt approximated fair value at June 30, 2011.

(11) Stockholders' Equity

        As of June 30, 2011, Liberty reserved for issuance upon exercise of outstanding stock options the following:

	Series A	Series B
	amounts in millions
Liberty Capital common stock	4.4	—
Liberty Interactive common stock	46.0	0.5
Liberty Starz common stock	3.5	0.1

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

        As of June 30, 2011, put options with respect to 3 million shares of Series A Liberty Interactive common stock with a weighted average put price of $16.41 remained outstanding. Such put options expire in August 2011.

        The Company accounts for the foregoing put options as financial instrument liabilities at fair value due to their settlement provisions. Accordingly, changes in the fair value of these liabilities are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

(12) Commitments and Contingencies

Film Rights

        Starz, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz at June 30, 2011 is reflected as a liability, in other liabilities, in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2011 is payable as follows: $90 million in 2011 and $3 million in 2012.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(12) Commitments and Contingencies (Continued)

        Starz has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at June 30, 2011. Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 9-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") a total of $142.5 million in three remaining annual installments of $47.5 million with the next installment due at the beginning of 2012. In December 2008, Starz entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $168 million in 2011; $351 million in 2012; $82 million in 2013; $67 million in 2014; $55 million in 2015 and $90 million thereafter.

Guarantees

        Liberty guarantees Starz's obligations under certain of its studio output agreements. At June 30, 2011, Liberty's guarantees for obligations for films released by such date aggregated $629 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(12) Commitments and Contingencies (Continued)

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2011 aggregated $176 million, which is payable as follows: $58 million in 2011, $72 million in 2012 and $20 million in 2013 and $13 million in 2014 and $13 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

June 30, 2011

(unaudited)

(13) Information About Liberty's Operating Segments (Continued)

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

        As discussed in Note 2, effective September 30, 2010, the Company's board of directors approved a change in attribution of Starz Media from the Capital Group to the Starz Group to better align the remaining businesses of Starz Media with the legacy Starz Entertainment business to form a combined Starz entity that we refer to as Starz, LLC. The Starz Media Reattribution did not have any impact on the consolidated results of Liberty and was reflected on a prospective basis for Tracking Stock purposes. This change in attribution of Starz Media changed how these entities are reviewed and operated from the Liberty consolidated view point and thus gives rise to a new presentation for segment reporting purposes for both the current and prior year periods.

        Prior to its reattribution the biggest driver of the Starz Media business unit was its theatrical production business which is no longer being operated except for the exploitation of its existing film library in home video, non-pay television and other ancillary markets. As a result, we do not expect the effect of the remaining Starz Media businesses in future periods to materially change Starz, LLC's operations prospectively. Based on this lack of comparability and the importance of maintaining the integrity of the historical tracking stock results we have included a segment reclassification adjustment for both the Starz Group and the Capital Group in order to reconcile to the historical attributed results for each group.

        For the six months ended June 30, 2011, Liberty has identified the following businesses as its reportable segments:

  •
  QVC—consolidated subsidiary attributed to the Interactive Group that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(13) Information About Liberty's Operating Segments (Continued)

Performance Measures

	Six months ended June 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$3,733	781	3,515	769
Corporate and other	671	47	563	40

	4,404	828	4,078	809

Starz Group
Starz, LLC	794	249	841	152
Corporate and other	1	(6)	5	(7)
Adjustment for tracking stock purposes(1)	—	—	(228)	61

	795	243	618	206

Capital Group
Corporate and other	716	365	138	(41)
Adjustment for tracking stock purposes(1)	—	—	228	(61)

	716	365	366	(102)

Consolidated Liberty	$5,915	1,436	5,062	913

(1)
As discussed above due to the change in segments the prior periods have been changed to reflect the current segment presentation. The adjustment is necessary to align the tracking stock subtotals to the Unaudited Attributed Financial Information for tracking

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(13) Information About Liberty's Operating Segments (Continued)

  stock groups found in Exhibit 99.1, wherein this change in attribution has been reflected prospectively.

	Three months ended June 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,898	418	1,758	403
Corporate and other	347	32	295	25

	2,245	450	2,053	428

Starz Group
Starz, LLC	403	118	392	53
Corporate and other	—	(1)	3	(4)
Adjustment for tracking stock purposes(1)	—	—	(84)	54

	403	117	311	103

Capital Group
Corporate and other	135	7	116	(5)
Adjustment for tracking stock purposes(1)	—	—	84	(54)

	135	7	200	(59)

Consolidated Liberty	$2,783	574	2,564	472

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2011

(unaudited)

(13) Information About Liberty's Operating Segments (Continued)

Other Information

	June 30, 2011
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,401	2	80
Corporate and other	4,168	1,016	23

	17,569	1,018	103

Starz Group
Starz, LLC	1,941	—	2
Corporate and other	820	—	—

	2,761	—	2

Capital Group
Corporate and other	6,515	460	4

	6,515	460	4

Inter-group eliminations	(267)	—	—

Consolidated Liberty	$26,578	1,478	109

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Consolidated segment Adjusted OIBDA	$574	472	1,436	913
Stock-based compensation	(24)	(21)	(51)	(60)
Gain on legal settlement	—	—	7	—
Depreciation and amortization	(168)	(164)	(338)	(326)
Interest expense	(110)	(174)	(227)	(344)
Share of earnings of affiliates, net	15	39	7	48
Realized and unrealized gains (losses) on financial instruments, net	143	(81)	186	86
Gains (losses) on dispositions, net	—	25	(2)	388
Other, net	29	2	72	—

Earnings from continuing operations before income taxes	$459	98	1,090	705

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at QVC, Inc. and Starz, LLC; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our projected sources and uses of cash; the estimated value of our derivative instruments; our ability to complete the proposed split-off of the businesses, assets and liabilities attributed to our Liberty Capital and Liberty Starz tracking stock groups; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Overview

        We own controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are QVC and Starz. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites. Starz provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in a wide variety of formats in the United States and throughout the world.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, Inc., Atlanta National League Baseball Club, Inc. and TruePosition, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor and party supplies. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.

        In addition to the foregoing businesses, we hold ownership interests in Expedia, Inc., SIRIUS XM and Live Nation which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

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

        On February 9, 2011, Liberty's Board of Directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Media LLC's 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) 21,785,130 shares of Time Warner Inc. common stock, 5,468,254 shares of Time Warner Cable Inc. common stock and 1,980,425 shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable (the "Basket Securities") and (iii) $263.8 million in cash from the Capital Group to the Interactive Group, effective immediately (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Media LLC.

        Liberty has made changes in the attribution of certain assets, liabilities and businesses between the Groups in prior periods, as discussed in previous financial statements filed with the Securities and Exchange Commission and in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

        The proposed split-off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in a wholly-owned subsidiary of Liberty ("Liberty CapStarz"). Liberty CapStarz will hold all the assets and be subject to all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups. The common stock of Liberty CapStarz will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Liberty CapStarz Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Liberty CapStarz Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Liberty CapStarz Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Liberty CapStarz Starz tracking stock. After the redemption, Liberty CapStarz and Liberty will be separate public companies.

        The proposed split-off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed split-off, the opinions of tax counsel and required governmental approvals. On May 23, 2011, the proposed Split-Off was approved by the requisite vote of Liberty stockholders. In August 2010, Liberty filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by the Company's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which was subsequently appealed. Resolution of the subject matter of this lawsuit, through a final non-appealable judgment, is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the third quarter of 2011.

        The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The assets and businesses Liberty has attributed to the Interactive Group are those engaged in video and on-line commerce, and include its subsidiaries QVC, Provide, Backcountry, Bodybuilding and Celebrate and its noncontrolling interest in Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval") and Tree.com, Inc. ("Lending Tree"). In addition, Liberty has attributed $4,201 million principal amount (as of June 30, 2011) of its public debt to the Interactive Group. The Interactive Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Interactive Group, including such other businesses and assets as Liberty may acquire for the Interactive Group.

        Similarly, the term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and development, acquisition and distribution of content and is comprised primarily of Starz, LLC ("Starz") and $1,035 million (as of June 30, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Interactive Group or the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Live Nation Entertainment, Inc. ("Live Nation"), Time Warner Inc., Time Warner Cable Inc. and Sprint Nextel Corporation. In addition, Liberty has attributed $1,067 million of cash, including subsidiary cash, and $750 million principal amount (as of June 30, 2011) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.

Results of Operations—Consolidated

        General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Results of Operations—Tracking Stock Groups" below. As discussed more fully in Management's Discussion and Analysis for the Starz Group the Starz Media Reattribution impacted the presentation for the Starz Group and Capital Group due to the change in attribution of the legacy Starz Media businesses to the Starz Group as of September 30, 2010. The results for Starz Media remain in the Capital Group for the six months ended June 30, 2010, during the period those businesses were attributed to that group, and are included in the Starz Group for the six months June 30, 2011 in the results of Starz, LLC (the combined entity).

Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Interactive Group
QVC	$1,898	1,758	3,733	3,515
Corporate and other	347	295	671	563

	2,245	2,053	4,404	4,078

Starz Group
Starz, LLC	403	308	794	613
Corporate and other	—	3	1	5

	403	311	795	618

Capital Group
Starz Media	—	84	—	228
Corporate and other	135	116	716	138

	135	200	716	366

Consolidated Liberty	$2,783	2,564	5,915	5,062

Adjusted OIBDA
Interactive Group
QVC	$418	403	781	769
Corporate and other	32	25	47	40

	450	428	828	809

Starz Group
Starz, LLC	118	107	249	213
Corporate and other	(1)	(4)	(6)	(7)

	117	103	243	206

Capital Group
Starz Media	—	(54)	—	(61)
Corporate and other	7	(5)	365	(41)

	7	(59)	365	(102)

Consolidated Liberty	$574	472	1,436	913

Operating Income (Loss)
Interactive Group
QVC	$281	270	506	502
Corporate and other	7	4	(5)	(10)

	288	274	501	492

Starz Group
Starz, LLC	112	102	236	201
Corporate and other	(4)	(6)	(12)	(13)

	108	96	224	188

Capital Group
Starz Media	—	(55)	—	(64)
Corporate and other	(14)	(28)	329	(89)

	(14)	(83)	329	(153)

Consolidated Liberty	$382	287	1,054	527

        Revenue.    Our consolidated revenue increased 8.5% and 16.9% for the three and six month periods ended June 30, 2011, respectively, as compared to the corresponding prior year period. The three months increase was primarily due to increased revenue at QVC ($140 million) and the E-commerce companies ($52 million). The six month increase is due primarily to increases for Liberty Capital Group's corporate and other ($578 million), due to a one time recognition of previously deferred revenues at TruePosition, and increased revenue at QVC ($218 million). See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        Consolidated Adjusted OIBDA increased $102 million and $523 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods. The three month increase was primarily driven by the improved results from the legacy Starz Media businesses which contributed $54 million in Adjusted OIBDA losses in the prior year period and Adjusted OIBDA income of $6 million in the current year three month period. The six month increase is due to an increase at Liberty Capital Group's corporate and other ($406 million), due to a one time recognition of previously deferred revenues at TruePosition, and the increased results for Starz, LLC. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        We recorded $51 million and $60 million of stock compensation expense for the six months ended June 30, 2011 and 2010, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. As of June 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $200 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.8 years.

        Operating income.    Our consolidated operating income increased $95 million and $527 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year period. The three month increase was primarily driven by the improved results from the legacy

Starz Media businesses which contributed $55 million in operating losses in the prior year period and contributed approximately $4 million in operating income in the current year three month period. The six month increase is primarily the result of increases for the Liberty Capital Group ($418 million) and the improved results for combined Starz, LLC.

Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Interest expense
Interactive Group	$(107)	(163)	(217)	(310)
Starz Group	(2)	(1)	(3)	(1)
Capital Group	(1)	(10)	(7)	(33)

Consolidated Liberty	$(110)	(174)	(227)	(344)

Share of earnings (losses) of affiliates
Interactive Group	$37	36	57	59
Starz Group	—	—	—	—
Capital Group	(22)	3	(50)	(11)

Consolidated Liberty	$15	39	7	48

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$89	7	10	32
Starz Group	—	—	1	(1)
Capital Group	54	(88)	175	55

Consolidated Liberty	$143	(81)	186	86

Gains (losses) on dispositions, net
Interactive Group	$—	—	—	364
Starz Group	—	—	(2)	—
Capital Group	—	25	—	24

Consolidated Liberty	$—	25	(2)	388

Other, net
Interactive Group	$3	(21)	21	(43)
Starz Group	2	—	2	—
Capital Group	24	23	49	43

Consolidated Liberty	$29	2	72	—

        Interest expense.    Consolidated interest expense decreased $64 million and $117 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year period. The overall decreases in interest expense related to a lower average debt balance throughout the quarter and year, as compared to the corresponding prior year periods. Additionally, the interest expense by tracking stock groups has shifted to the Interactive Group as a result of the reattributions, previously described.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Interactive Group
Expedia	$35	28	48	42
Other	2	8	9	17
Capital Group
Sirius	(1)	8	(8)	—
Live Nation	(22)	—	(45)	—
Other	1	(5)	3	(11)

	$15	39	7	48

        During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the six months ended June 30, 2011 relate to the prior year.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities	$138	(179)	429	30
Exchangeable senior debentures	22	86	(165)	16
Equity collars(1)	—	(4)	—	(2)
Borrowed shares(1)	(23)	64	(118)	61
Other derivatives	6	(48)	40	(19)

	$143	(81)	186	86

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

        Income taxes.    Our effective tax rate for the six months ended June 30, 2011 is 39% which is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. Additionally, the net direct tax impacts of $110 million arising from the sale of a 25% noncontrolling interest in a consolidated subsidiary was recorded as a reduction to equity in accordance with relevant accounting guidance for noncontrolling interests. The tax attributes relating to the remaining 75% of equity of this consolidated subsidiary have not been reflected in our deferred taxes.

        Net earnings.    We had net earnings of $668 million and $440 million for the six months ended June 30, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

        As of June 30, 2011 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

        Standard & Poor's Ratings Services and Moody's Investors Services put our corporate ratings on credit watch with developing implications and possible downgrade, respectively, following the Company's announcement of the proposed split-off in June of 2010. During the second quarter of 2011 Standard & Poor's Ratings Services placed our corporate rating on credit watch positive with a likely upgrade to BB with a stable outlook upon the completion of the proposed split-off. In the event we need to obtain external debt financing, these ratings could hurt our ability to obtain financing and could increase the cost of any financing we are able to obtain.

        Consolidated Liberty.    As of June 30, 2011 Liberty had a cash balance of $3,414 million along with additional sources of liquidity of $372 million in short term marketable securities and $2,516 million of unpledged Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future years, with the exception of the impacts to operating cash flow from the proposed split-off.

        The projected uses of Liberty cash are the costs to service outstanding debt, continued capital improvement spending and the potential buyback of common stock under the approved share buyback programs. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. Additionally, we may make investments in existing or new businesses. In May 2011, we made a proposal to acquire a 70% equity ownership interest in Barnes & Noble Inc. for $17 per share in cash. The proposal is subject to various conditions, including satisfactory financing and the participation of founding chairman Leonard Riggio, both in terms of his continuing equity ownership and his continuing role in management. If this transaction is consummated, we expect that our cash contribution toward the purchase price, depending on the amount of financing that can be obtained, will be in the range of $500 million.

        Interactive Group.    During the six months ended June 30, 2011, the Interactive Group's primary uses of cash were $393 million of debt repayments and $103 million of capital expenditures. These uses of cash were funded primarily with $264 million of cash reattributed from the Capital Group from the TWX Reattribution, $192 million in borrowings and $348 million of cash provided by operating activities, which is net of $138 million of intercompany tax payments to the Capital Group.

        The projected uses of Interactive Group cash for the remainder of 2011 include approximately $190 million for interest payments on QVC and parent debt attributed to the Interactive Group, $250 million for capital expenditures, additional tax payments to the Capital Group and potential payments to settle outstanding put options on Liberty Interactive Group common stock. In addition, we may make repurchases of Liberty Interactive common stock and additional investments in existing or new businesses and attribute such investments to the Interactive Group.

        We expect that the Interactive Group will fund its 2011 cash needs with cash on hand and cash provided by operating activities. At June 30, 2011, the Interactive Group's sources of liquidity include $1,312 million in cash and $1,258 of unpledged Non-strategic AFS securities. In addition, at June 30, 2011, unused capacity under the QVC Bank Credit Facilities aggregated $1,389 million.

        QVC was in compliance with its debt covenants as of June 30, 2011.

        Starz Group.    During the six months ended June 30, 2011, the Starz Group's primary uses of cash were $77 million related to investments in original programming and other entertainment content and $57 million for payments on outstanding debt. The uses of cash were funded by cash on hand and cash from operations. As of June 30, 2011, the Starz Group had a cash balance of $1,035 million.

        The projected uses of Starz Group cash in 2011 include continued investment in original programming and other entertainment content. In addition, we may make additional repurchases of Liberty Starz common stock and additional investments in existing or new businesses and attribute such investments to the Starz Group. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2011.

        Capital Group.    During the six months ended June 30, 2011, the Capital Group's primary uses of cash were $264 million of cash reattributed to the Interactive Group related to the TWX Reattribution, purchases of $134 million in short term marketable securities and $96 million for repurchases of Liberty Capital common stock. The uses of cash were funded by cash on hand and cash from operations.

        The projected uses of Capital Group cash for the remainder of 2011 are not expected to be significant. We note the attributed outstanding debt of $750 million is due in March of 2012. Restricted cash of $638 million (at June 30, 2011) and a basket of AFS debt securities are available to satisfy that obligation at maturity. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We may make additional repurchases of Liberty Capital common stock and additional investments in existing or new businesses. In May 2011, we made a proposal to acquire a 70% equity ownership interest in Barnes & Noble Inc. for $17 per share in cash. The proposal is subject to various conditions, including satisfactory financing and the participation of founding chairman Leonard Riggio, both in terms of his continuing equity ownership and his continuing role in management. If this transaction is consummated, we expect that our cash contribution toward the purchase price, depending on the amount of financing that can be obtained, will be in the range of $500 million.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At June 30, 2011, the Capital Group's sources of liquidity include $1,067 million in cash, $192 million in short term marketable securities and $1,194 million of unpledged non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

Results of Operations—Tracking Stock Groups

Interactive Group

        The Interactive Group consists of our subsidiaries QVC, Provide, Backcountry, Bodybuilding and Celebrate, our interests in Expedia, HSN, Interval, Lending Tree and $4,201 million principal amount (as of June 30, 2011) of our publicly-traded debt.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
QVC	$1,898	1,758	3,733	3,515
E-commerce businesses	347	295	671	563
Corporate and other	—	—	—	—

	$2,245	2,053	4,404	4,078

Adjusted OIBDA
QVC	$418	403	781	769
E-commerce businesses	36	28	65	46
Corporate and other	(4)	(3)	(18)	(6)

	$450	428	828	809

Operating Income (Loss)
QVC	$281	270	506	502
E-commerce businesses	19	8	27	12
Corporate and other	(12)	(4)	(32)	(22)

	$288	274	501	492

Operating Results by Business

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days a year ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany"), Japan ("QVC-Japan") and Italy ("QVC-Italy"). QVC-UK distributes its program 24 hours a day with 17 hours of live programming and QVC-Germany and QVC-Japan each distribute live programming 24 hours a day. QVC-Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional 7 hours a day of recorded programming on satellite television.

        QVC's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Net revenue	$1,898	1,758	3,733	3,515
Cost of sales	(1,183)	(1,105)	(2,363)	(2,230)

Gross profit	715	653	1,370	1,285
Operating expenses	(183)	(166)	(358)	(331)
SG&A expenses (excluding stock-based compensation	(114)	(84)	(231)	(185)

Adjusted OIBDA	418	403	781	769
Stock-based compensation—SG&A	(6)	(4)	(10)	(9)
Depreciation and amortization	(131)	(129)	(265)	(258)

Operating income	$281	270	506	502

        Net revenue is generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
QVC-US	$1,232	1,193	2,424	2,349
QVC-UK	154	135	292	262
QVC-Germany	237	196	505	436
QVC-Japan	269	234	502	468
QVC-Italy	6	—	10	—

	$1,898	1,758	3,733	3,515

        QVC's consolidated net revenue increased 8.0% and 6.2% during the three and six months ended June 30, 2011, respectively, as compared to the prior year period. The three month increase in net revenue is comprised of $80 million due to a 4.1% increase in the average sales price per unit ("ASP"), $72 million due to favorable foreign currency rates in all international markets and $17 million due to a 0.9% increase in units sold from 39.1 million to 39.4 million. These increases were partially offset by a $29 million increase in estimated product returns. Returns as a percent of gross product revenue increased to 19.7% from 19.1%. The six month increase in net revenue is comprised of $158 million due to a 4.1% increase in ASP, $94 million due to favorable foreign currency rates in all international markets and $24 million due to a 0.6% increase in units sold from 76.2 million to 76.7 million. These increases were partially offset by a $50 million increase in product returns and an $8 million decrease in net shipping and handling revenue. Returns as a percent of gross product revenue increased to 19.6% from 19.2%.

        During the three and six months ended June 30, 2011 and 2010, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended June 30, 2011		Six months ended June 30, 2011
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	3.3%	3.3%	3.2%	3.2%
QVC-UK	14.1%	3.9%	11.5%	4.6%
QVC-Germany	20.9%	7.4%	15.8%	10.2%
QVC-Japan	15.0%	1.5%	7.3%	(3.8)%

        On March 11, 2011 there was a significant earthquake in Japan. As a result, QVC-Japan was off-air for 12 days and experienced an interruption of its business. The facilities suffered moderate damage. QVC-Japan returned on-air and resumed operations on March 23, 2011. The earthquake and related events have impacted the three and six month periods ended June 30, 2011, however QVC-Japan experienced a steady recovery of sales in May and June 2011 as compared to the prior year periods.

        QVC-US growth in net revenue for the three month period ended June 30, 2011 is due primarily to an increase in ASP partially offset by a decrease in units sold, a decrease in shipping and handling revenue and an increase in returns associated with the sales increase. For the three months ended June 30, 2011, QVC-US shipped sales increased due to growth in sales of accessories, apparel and home décor. For the six months ended June 30, 2011, QVC-US shipped sales increased due to growth in sales of accessories, apparel, electronics, kitchen and home décor. Jewelry sales declined in both periods. The decrease in shipping and handling is due to increased use of free shipping and handling promotions which are most often subsidized by the vendors or included in the margin. For the three month period, return rates increased slightly from 18.4% to 18.5% but for the six month period, declined from 18.5% to 18.3%. QVC-UK's growth for the three and six months ended June 30, 2011 is the result of increased sales in the apparel product category. QVC-Germany experienced growth in all product categories, with the exception of electronics and beauty in both periods. QVC-Germany's sales growth was somewhat offset by a higher return rate in both periods. For the three months ended June 30, 2011, QVC-Japan experienced growth in apparel. QVC-Italy's sales consisted of primarily home and beauty products.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK and Germany. In addition, in Japan, analog customers are expected to be converted to a digital environment beginning in July 2011, with that conversion to be completed by 2015. We believe that it is likely that such analog switch-off will have a negative impact on the overall number of subscribers viewing the program. QVC is currently evaluating the possible impact on QVC-Japan's results as well as opportunities to acquire subscribers via other distribution channels that will aid in mitigating the impact of the conversion. QVC's future sales growth will primarily depend on expansions into new countries, sales growth from its e-commerce and mobile platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage increased from 37.1% to 37.7% and from 36.6% to 36.7% during the three and six months ended June 30, 2011. For the three months ended June 30, 2011 the increase is due primarily to higher initial product margins in the home and jewelry areas and to a lesser extent, accessories. This favorability was partially offset by higher inventory obsolescence provisions. Freight expenses contributed favorably to both the three and six months ended June 30, 2011 in part due to less units shipped and additional vendor subsidies.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased 10.2% and 8.2% for the three and six month periods ended June 30, 2011, as compared to the prior year period. Included in these increases is growth of $4 million and $8 million for the three and six months ended June 30, 2011, respectively related to QVC-Italy operations. Other increases include an increase in commissions expense due to sales growth, an increase in production personnel expenses and an increase in credit card fees due to sales growth as well as an increase in rates.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased as a percent of net revenue from 4.8% to 6.0% for the three months ended June 30, 2011 and from 5.3% to 6.2% for the six months ended June 30, 2011.

        Included in QVC's SG&A results are $9 million and $3 million of costs for three months ended June 30, 2011 and 2010, respectively, and $15 million and $6 million of costs for the six months ended June 30, 2011 and 2010, respectively, related to the launch of the QVC-Italy service. QVC-Italy incurred an adjusted OIBDA loss for the three months ended June 30, 2011 and 2010 of $13 million and $5 million, respectively, and $23 million and $9 million for the six months ended June 30, 2011 and 2010, respectively.

        Net credit card operations income decreased $6 million and $12 million for the three months ended and the six months ended June 30, 2011, compared to the prior year period. Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Money Bank, which provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The new agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties. QVC's operating income (and adjusted OIBDA) will be negatively impacted due to the terms of the new agreement. However, QVC has used the $501 million of cash proceeds from the recovery of its noninterest bearing cash deposit maintained at GE Money Bank in connection with the prior arrangement to retire a portion of its outstanding bank facility in 2010. QVC's net credit card income would have been $9 million and $19 million more favorable for the three months and six months ended June 30, 2011, respectively, based on the terms of the expired contract compared to the new contract.

        Excluding the impacts of QVC-Italy, foreign currency exchange and net credit card operations, QVC's SG&A expense increased $13 million or 12.7% for the three months ended June 30, 2011 and $18 million or 8.2% for the six months ended June 30, 2011. The increase was the result of increased spending in a variety of categories including personnel, outside services, franchise taxes, online marketing and public relations events.

        E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $52 million and $108 million for the three and six months ended June 30, 2011, as compared to the corresponding prior year periods. Each of our respective e-commerce businesses reported an increase in revenue for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. Such increases are the result of acquisitions and deconsolidations, increased marketing efforts and increased conversion due to site optimization and broader inventory offerings. Adjusted OIBDA for the e-commerce businesses increased $8 million and $19 million for the three and six month periods in 2011 and represented 10.4% and 9.7% of revenue in 2011, respectively, as compared to 9.5% and 8.2% in 2010, respectively.

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz and $1,035 million of cash, including subsidiary cash.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz, LLC	$403	308	794	613
Corporate and other	—	3	1	5

	$403	311	795	618

Adjusted OIBDA
Starz, LLC	$118	107	249	213
Corporate and other	(1)	(4)	(6)	(7)

	$117	103	243	206

Operating Income (Loss)
Starz, LLC	$112	102	236	201
Corporate and other	(4)	(6)	(12)	(13)

	$108	96	224	188

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

        A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through the Starz Channels' distribution partners. Some of Starz's affiliation agreements with its distribution partners provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its distribution partners. Pursuant to these agreements, the distribution partners pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2011 through 2018. During the quarter ended June 30, 2011, approximately 54% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Channels' revenue for such period.

        Starz's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue	$403	383	794	829
Operating expenses	(233)	(270)	(428)	(506)
SG&A expenses	(52)	(65)	(117)	(175)

Adjusted OIBDA	118	48	249	148
Stock-based compensation	(2)	1	(3)	(3)
Depreciation and amortization	(4)	(6)	(10)	(11)

Operating income	$112	43	236	134

        As discussed above, the results for Starz for the three and six months ended June 30, 2011 include the legacy Starz Entertainment business operations and the legacy Starz Media business operations, due to the Starz Media Reattribution (effective as of September 30, 2010). For discussion purposes, the historical results for the Starz Media legacy businesses have been combined with the historical results of the Starz Entertainment legacy businesses, including the impacts of intercompany eliminations, for the three and six months ended June 30, 2010.

        Starz's revenue increased $20 million and decreased $35 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods. Revenue for the three months increased as a result of an $8 million increase due to higher effective rate for the Starz Channels' services, $6 million due to growth in the average number of subscriptions and $3 million in additional ancillary revenue related to international television distribution rights and home video for Starz original content. The remaining increase was primarily attributable to the home video performance of "The Kings Speech" distributed for the Weinstein Company in the current period which was partially offset by no theatrical releases of films in 2011. The decrease in revenue for the six months ended June 30, 2011 as compared to the prior year was primarily attributable to no theatrical films released in 2011 as compared to two in 2010 and a decrease in the number of theatrical films released on home video. The overall decrease was partially offset by revenue growth resulting from a $10 million increase due to higher effective rate for the Starz Channels' services, $14 million due to growth in the average number of subscriptions and $14 million in additional ancillary revenue related to international television distribution rights and home video for Starz original content.

        Starz, Encore, and the Encore thematic multiplex channels ("EMP") are the primary drivers of Starz's revenue. Starz average subscriptions increased 9.7% and 9.0% for the three and six months ended June 30, 2011 compared to the corresponding period of 2010 and EMP average subscriptions increased 4.7% and 5.6% for the three and six months ended June 30, 2011 compared to the corresponding period of 2010. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of June 30, 2011 subscriptions under fixed-rate agreements were 28.5 million while subscriptions under consignment agreements were 23.4 million. As of June 30, 2010, subscriptions under fixed-rate affiliation agreements were 26.6 million while subscriptions under consignment agreements were 22.7 million.

        Operating expenses decreased by $37 million and $78 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. Approximately $48 million and $91 million of such decrease, respectively, was the result of lower production and acquisition costs, lower home video costs and no theatrical releases in the current period. These operating expense decreases were partially offset by increases, related to the Starz Channels, of 4.7% and 1.7% for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. Programming expenses are Starz's primary operating expense and totaled approximately $164 million and $312 million for the three and six months ended June 30, 2011 and $156 million and $307 million for the three and six months ended June 30, 2010. We expect that programming costs related to original programming will continue to increase in the future as Starz continues to invest in original content.

        Starz's SG&A expenses decreased by $13 million and $58 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The primary driver in decreased SG&A expenses as compared to the prior year periods was the decisions made regarding the theatrical film business. This decrease was partially offset by increased advertising expenses related to original programming content and increased personnel costs.

        Starz's Adjusted OIBDA increased $70 million and $101 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The increase in Adjusted OIBDA was a combination of improved results by the Starz Channels business and the decisions made regarding the Theatrical film business in the prior year. As discussed above, the elimination of theatrical film releases and fewer theatrical home video releases resulted in less revenue which was more than offset by no spending in the current period on marketing and advertising associated with the theatrical exhibition of such productions, lower production and acquisition costs and lower home video costs.

Capital Group

        The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Interactive Group or the Starz Group, including controlling interests in ANLBC and TruePosition as well as minority investments in SiriusXM, Live Nation, Time Warner Inc., Time Warner Cable Inc., Sprint and other public and private companies. In addition, we have attributed $1,067 million of cash, including subsidiary cash, and $750 million principal amount (as of June 30, 2011) of our parent debt to the Capital Group.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz Media	$—	84	—	228
Corporate and other	135	116	716	138

	$135	200	716	366

Adjusted OIBDA
Starz Media	$—	(54)	—	(61)
Corporate and other	7	(5)	365	(41)

	$7	(59)	365	(102)

Operating Income (Loss)
Starz Media	$—	(55)	—	(64)
Corporate and other	(14)	(28)	329	(89)

	$(14)	(83)	329	(153)

        Revenue.    The Capital Group's combined revenue decreased $65 million for the three months ended June 30, 2011 and increased $350 million for the six months ended June 30, 2011 as compared to the corresponding prior year period. The six month increase in revenue is due to the impact of a one-time recognition of previously deferred revenue at TruePosition partially offset by the Starz Media reattribution whereas the results of Starz Media are now reflected in the results of the Liberty Starz Group. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under new revenue recognition guidance, which we adopted prospectively on January 1, 2011, the amendment is a material modification, requiring elements under the agreement that meet the separation criteria and have been delivered to be recognized as of the modification date. TruePosition recognized approximately $538 million of revenue as of the modification date and $167 million of associated deferred costs. The revenue under the previous contract had been deferred as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November 2006) did not exist.

        Adjusted OIBDA and Operating Income (Loss).    The Capital Group's Adjusted OIBDA increased $66 million and $467 million and Operating Income (Loss) increased $69 million and $482 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods. The increases are primarily due to the one-time recognition of previously deferred revenue and costs from TruePosition and the Starz Media reattribution, discussed previously.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2011, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group	$630	2.2%	$6,247	5.5%
Capital Group	$750	0.4%	$—	N/A
Starz Group	$—	N/A	$42	5.5%

        In addition, QVC has entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion and four forward interest rate swap arrangements with an aggregate notional amount of $600 million. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. On the notional amount of $1.75 billion, QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.25% at June 30, 2011). On the notional amount of $600 million, QVC will make variable payments at 3 month LIBOR (0.25% at June 30, 2011) and receive fixed payments at 0.91%.

        The Interactive and Capital groups are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

        At June 30, 2011, the fair value of our non-strategic AFS equity securities was $3,811 million. Had the market price of such securities been 10% lower at June 30, 2011, the aggregate value of such securities would have been $381 million lower. Such decrease would be partially offset by an increase in the value of our derivatives related to such AFS securities. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations. Additionally, our stock in Expedia, SIRIUS XM and Live Nation (three of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On August 6, 2010, Liberty and its subsidiary Liberty Media LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Media LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups will not constitute a disposition of all or substantially all of the assets of Liberty Media LLC under the Indenture and that, therefore, no "Event of Default" will arise as a result of Liberty Media LLC remaining the obligor under the Indenture following the proposed split-off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery does not have subject matter jurisdiction over the dispute and that it should be litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there is not a case or controversy for a court to resolve. The motion to dismiss was denied. On April 29, 2011 the Delaware Court of Chancery ruled in Liberty's favor in its case against BNY. The judgment was appealed by BNY on June 6, 2011. Liberty requested an expedited appeal and a hearing has been set for mid-September 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

        On several occasions our board of directors authorized share repurchase programs for our Series A and Series B Liberty Capital common stock, Series A and Series B Liberty Starz common stock and Series A and Series B Liberty Interactive common stock. On October 28, 2009 our board authorized the repurchase of $500 million Series A and Series B Liberty Starz common stock of which $447 million is available for future repurchases, as of June 30, 2011. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. As of June 30, 2011, approximately $740 million may yet be purchased under such Liberty Interactive common stock repurchase programs. On each of March 10, 2008 and August 12, 2008 our board authorized $300 million of share repurchases of Series A and Series B Liberty Capital common stock, an authorization of $500 million in share repurchases on May 6, 2010 and an additional authorization of $500 million in share repurchases on September 16, 2010 for a total of $1.6 billion.

        A summary of the repurchase activity for the three months ended June 30, 2011 is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
April 1 - 30, 2011	166,338	$74.15	166,338	$311 million
June 1 - 30, 2011	55,097	$78.27	55,097	$307 million

Total	221,435		221,435

        In addition to the shares listed in the table above, 6,737 shares of Series A Liberty Capital common stock, 17,230 shares of Series A Liberty Interactive common stock and 2,418 shares of Series A Liberty Starz common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

        (a)   Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to the Liberty Media Corporation 2007 Incentive Plan dated March 9, 2011.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation Net Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date: August 9, 2011	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: August 9, 2011	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: August 9, 2011	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to the Liberty Media Corporation 2007 Incentive Plan dated March 9, 2011.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Media Corporation Net Assets and Net Earnings to Liberty Media LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA CORPORATION AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 30, 2011 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures .
LIBERTY MEDIA CORPORATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX