Form 10-Q
period 2011-09-30
Liberty Interactive Corp
filed 2011-11-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission File Number 001-33982
LIBERTY INTERACTIVE CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant's telephone number, including area code: (720) 875-5300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2011 was:

Series A common stock	561,205,387
Series B common stock	28,989,160

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2011	December 31, 2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$896	1,353
Trade and other receivables, net	648	885
Inventory, net	1,205	1,069
Other current assets	177	85
Assets of discontinued operations - current (note 2)	—	3,163
Total current assets	2,926	6,555
Investments in available-for-sale securities and other cost investments (note 6)	1,022	1,110
Investments in affiliates, accounted for using the equity method (note 7)	1,066	949
Property and equipment, at cost	1,926	1,777
Accumulated depreciation	(847)	(739)
	1,079	1,038
Intangible assets not subject to amortization (note 9):
Goodwill	5,987	5,983
Trademarks	2,518	2,513
	8,505	8,496
Intangible assets subject to amortization, net (note 9)	2,344	2,595
Other assets, at cost, net of accumulated amortization	83	87
Assets of discontinued operations (note 2)	—	5,770
Total assets	$17,025	26,600

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	September 30, 2011	December 31, 2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	586	630
Accrued liabilities	606	768
Payable to Liberty Media	44	85
Current portion of debt (note 10)	1,211	493
Deferred income tax liabilities	854	152
Other current liabilities	145	231
Liabilities of discontinued operations - current (note 2)	—	2,380
Total current liabilities	3,446	4,739
Long-term debt, including $2,426 million and $2,506 million measured at fair value (note 10)	4,838	5,970
Long-term financial instruments (note 8)	76	86
Deferred income tax liabilities	1,870	2,709
Other liabilities	199	244
Liabilities of discontinued operations (note 2)	—	1,410
Total liabilities	10,429	15,158
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2010; issued and outstanding zero shares at September 30, 2011 and 75,139,893 shares at December 31, 2010	—	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2010; issued and outstanding zero shares at September 30, 2011 and 7,363,948 shares at December 31, 2010	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares at December 30, 2010; issued and outstanding zero shares at September 30, 2011 and 49,130,652 shares at December 31, 2010	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares at December 31, 2010; issued and outstanding zero shares at September 30, 2011 and 2,917,815 shares at December 31, 2010	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 567,014,116 shares at September 30, 2011 and 570,731,067 shares at December 31, 2010	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,989,923 shares at September 30, 2011 and 29,059,016 shares at December 31, 2010	—	—
Additional paid-in capital	2,936	8,338
Accumulated other comprehensive earnings, net of taxes	170	226
Retained earnings	3,369	2,742
Total stockholders' equity	6,481	11,313
Noncontrolling interests in equity of subsidiaries	115	129
Total equity	6,596	11,442
Commitments and contingencies (note 12)
Total liabilities and equity	17,025	26,600

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
Revenue:
Net retail sales	$2,133	1,968	6,537	6,046
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,364	1,254	4,139	3,832
Operating	209	186	621	562
Selling, general and administrative, including stock-based compensation (note 3)	185	167	604	519
Depreciation and amortization	151	141	448	421
	1,909	1,748	5,812	5,334
Operating income	224	220	725	712
Other income (expense):
Interest expense	(105)	(166)	(326)	(502)
Share of earnings (losses) of affiliates, net (note 7)	62	36	119	93
Realized and unrealized gains (losses) on financial instruments, net (note 8)	(91)	(89)	(61)	(14)
Gains (losses) on dispositions, net	—	30	—	216
Other, net	(9)	5	12	(41)
	(143)	(184)	(256)	(248)
Earnings (loss) from continuing operations before income taxes	81	36	469	464
Income tax (expense) benefit	(56)	66	(186)	(78)
Earnings (loss) from continuing operations	25	102	283	386
Earnings (loss) from discontinued operations, net of taxes	(32)	92	378	248
Net earnings (loss)	(7)	194	661	634
Less net earnings (loss) attributable to the noncontrolling interests	12	15	34	29
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(19)	179	627	605
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	$(90)	26	211	(34)
Liberty Starz common stock	58	48	177	166
Liberty Interactive common stock	13	105	239	473
	$(19)	179	627	605

	(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 4):	amounts in millions, except per share amounts
Series A and Series B Liberty Capital common stock	$—	(0.21)	0.12	(0.09)
Series A and Series B Liberty Starz common stock	$—	—	—	—
Series A and Series B Liberty Interactive common stock	$0.02	0.18	0.40	0.61
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$—	(0.21)	0.12	(0.09)
Series A and Series B Liberty Starz common stock	$—	—	—	—
Series A and Series B Liberty Interactive common stock	$0.02	0.17	0.40	0.60
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.11)	0.30	2.60	(0.37)
Series A and Series B Liberty Starz common stock	$1.14	0.96	3.47	3.32
Series A and Series B Liberty Interactive common stock	$0.02	0.18	0.40	0.79
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.11)	0.29	2.54	(0.37)
Series A and Series B Liberty Starz common stock	$1.09	0.92	3.34	3.19
Series A and Series B Liberty Interactive common stock	$0.02	0.17	0.40	0.78

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Net earnings (loss)	$(7)	194	661	634
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(65)	74	5	(28)
Unrealized holding gains (losses) arising during the period	—	34	—	63
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	—	—	(113)
Share of other comprehensive earnings (losses) of equity affiliates	(4)	8	—	7
Reattribution of other comprehensive (earnings) loss between tracking stock groups	—	—	—	(30)
Other	—	21	—	46
Other comprehensive earnings (loss) from discontinued operations	(8)	3	(26)	(11)
Other comprehensive earnings (loss)	(77)	140	(21)	(66)
Comprehensive earnings (loss)	(84)	334	640	568
Less comprehensive earnings (loss) attributable to the noncontrolling interests	16	20	38	40
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(100)	314	602	528
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	$(110)	29	179	(45)
Liberty Starz common stock	60	48	173	166
Liberty Interactive common stock	(50)	237	250	407
	$(100)	314	602	528

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2011	2010
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$661	634
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(378)	(248)
Depreciation and amortization	448	421
Stock-based compensation	32	49
Cash payments for stock-based compensation	(2)	(20)
Noncash interest expense	6	86
Share of (earnings) losses of affiliates, net	(119)	(93)
Cash receipts from returns on equity investments	15	14
Realized and unrealized (gains) losses on financial instruments, net	61	14
(Gains) losses on disposition of assets, net	—	(216)
Deferred income tax expense (benefit)	(61)	(8)
Other noncash charges (credits), net	(10)	23
Changes in operating assets and liabilities
Current and other assets	106	561
Payables and other liabilities	(243)	(147)
Net cash provided (used) by operating activities	516	1,070
Cash flows from investing activities:
Cash proceeds from dispositions	—	459
Proceeds (payments) from settlement of financial instruments, net	—	(31)
Capital expended for property and equipment	(192)	(176)
Net sales (purchases) of short term investments	(89)	—
Other investing activities, net	(21)	(45)
Net cash provided (used) by investing activities	(302)	207
Cash flows from financing activities:
Borrowings of debt	195	2,999
Repayments of debt	(673)	(4,518)
Repurchases of Liberty Interactive common stock	(87)	—
Other financing activities, net	(50)	(88)
Net cash provided (used) by financing activities	(615)	(1,607)
Effect of foreign currency exchange rates on cash	(7)	9
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	304	301
Cash provided (used) by investing activities	(104)	145
Cash provided (used) by financing activities	(264)	(1,429)
Change in available cash held by discontinued operations	15	548
Net cash provided (used) by discontinued operations	(49)	(435)
Net increase (decrease) in cash and cash equivalents	(457)	(756)
Cash and cash equivalents at beginning of period	1,353	1,955
Cash and cash equivalents at end of period	$896	1,199

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2011

	Stockholders' Equity
		Common stock

		Liberty Capital		Liberty Starz		Liberty Interactive
									Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2011	$—	1	—	—	—	6	—	8,338	226	2,742	129	11,442
Net earnings	—	—	—	—	—	—	—	—	—	627	34	661
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	(25)	—	4	(21)
Stock compensation	—	—	—	—	—	—	—	60	—	—	—	60
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	15	—	—	—	15
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	(87)	—	—	—	(87)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(213)	—	—	—	(213)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(11)	—	—	(51)	(62)
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	(105)	—	—	(5)	(110)
Distribution to stockholders for split-off of Liberty Media Corporation	—	(1)	—	—	—	—	—	(5,105)	(31)	—	4	(5,133)
Transfer of tax attributes from Liberty Media	—	—	—	—	—	—	—	44	—	—	—	44
Balance at September 30, 2011	$—	—	—	—	—	6	—	2,936	170	3,369	115	6,596

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Liberty Interactive Corporation (formerly known as Liberty Media Corporation) and its controlled subsidiaries (collectively, "Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce industries in North America, Europe and Asia.
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

(2)	Discontinued Operations
Prior to the Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.
On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "Split-Off"). At the time of the Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups. The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
Following the Split-Off, Liberty and LMC operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement, a Facilities Sharing

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Agreement and a Tax Sharing Agreement.
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program. The IRS has proposed adjustments that relate to tax attributes allocated to and income allocable to LMC in the Split-Off. Any potential outcome associated with these proposed adjustments is covered by the Tax Sharing Agreement and is not expected to have any impact on Liberty's financial position.
The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect LMC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by LMC at the time of Split-Off (for periods prior to the Split-Off) have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements.
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Revenue	$497	570	2,008	1,554
Earnings (loss) before income taxes	$(74)	130	628	407

A summary of certain asset and liability amounts for LMC as of the respective dates are as follows:

	September 23, 2011	December 31, 2010
Assets	amounts in millions
Cash and cash equivalents	$2,075	1,826
Investments in available-for-sale securities and other cost investments including $1,115 and $1,219 million pledged as collateral for share borrowing arrangements	$2,847	3,441

Liabilities
Financial instruments	$1,125	1,230
Deferred income tax liabilities	$428	214
Debt	$791	855

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The per share impact from discontinued operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.11)	0.51	2.48	(0.28)
Series A and Series B Liberty Starz common stock	$1.14	0.96	3.47	3.32
Series A and Series B Liberty Interactive common stock	$—	—	—	0.19
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.11)	0.49	2.42	(0.28)
Series A and Series B Liberty Starz common stock	$1.09	0.92	3.34	3.19
Series A and Series B Liberty Interactive common stock	$—	—	—	0.18
The businesses, assets and liabilities that were previously attributed to the Liberty Starz and Liberty Capital tracking stock groups were owned by LMC at the time of Split-Off and have been included in discontinued operations. Certain assets and liabilities not owned by Liberty Interactive at the time of Split-Off were attributed to the Liberty Interactive tracking stock in prior periods and certain assets and liabilities not owned by LMC at the time of Split-Off were attributed to the Liberty Capital tracking stock in prior periods. This results in Liberty Interactive common stock participating in the discontinued operations for the amount attributable to Liberty Interactive common stock for those items in periods prior to the Split-Off. Additionally, certain prior period EPS calculations for Liberty Capital common stock include continuing operations due to the attribution of certain debt and equity instruments in those periods to the Liberty Capital group that remained with Liberty after the Split-Off as a result of the change in attribution of those assets and liabilities prior to the Split-Off.

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
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2011	$2
September 30, 2010	$12
Nine months ended:
September 30, 2011	$32
September 30, 2010	$49
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Liberty Interactive
	Series A (000's)	WAEP
Outstanding at January 1, 2011	47,583	$12.10
Granted	5,741	$16.01
Exercised	(2,410)	$4.60
Forfeited/Cancelled/Exchanged	(5,395)	$20.84
Outstanding at September 30, 2011	45,519	$11.96
Exercisable at September 30, 2011	15,372	$13.32
The following table provides additional information about outstanding Awards to purchase Liberty common stock at September 30, 2011.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Aggregate intrinsic value (000's)
Series A Liberty Interactive	45,519	$11.96	4.2 years	$172,375	15,372	$13.32	$59,853
Series B Liberty Interactive	450	$19.74	3.7 years	$—	450	$19.74	$—
As of September 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $116 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

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
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares. As discussed in more detail in note 2, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter. Therefore, the amounts presented below are through the Split-Off date.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liberty Capital Common Stock
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
	numbers of shares in millions
Basic EPS	81	81	86	92
Stock options	—	2	3	—
Diluted EPS	81	83	89	92
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares. As discussed in more detail in note 2, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter. Therefore, the amounts presented below are through the Split-Off date.

	Liberty Starz Common Stock
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
	numbers of shares in millions
Basic EPS	51	51	50	50
Stock options	2	2	2	2
Diluted EPS	53	53	52	52
Series A and Series B Liberty Interactive Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the nine months ended September 30, 2011 are 14 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
	numbers of shares in millions
Basic EPS	597	598	596	596
Stock options	7	7	8	7
Diluted EPS	604	605	604	603

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$89	89	—	—
Available-for-sale securities	$1,019	1,019	—	—
Financial instruments	$73	—	73	—
Debt	$2,426	—	2,426	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

(6)	Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.
Investments in AFS securities, the entirety of the balance are Non-strategic Securities, and other cost investments are summarized as follows:

	September 30, 2011	December 31, 2010
	amounts in millions

Time Warner Inc.	$653	701
Time Warner Cable Inc.	343	361
Other	26	48
	$1,022	1,110

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	September 30, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$—	—	32	66
Gross unrealized holding losses	$—	—	—	—

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2011 and the carrying amount at December 31, 2010:

	September 30, 2011			December 31, 2010
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in millions
Expedia	25%	$1,782	$795	710
Other	various	N/A	271	239
			$1,066	949
The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Expedia	$56	43	104	85
Other	6	(7)	15	8
	$62	36	119	93

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	amounts in millions
Current assets	$2,598	1,702
Property and equipment, net	341	277
Goodwill	3,653	3,642
Intangible assets	779	798
Other assets	306	232
Total assets	$7,677	6,651
Current liabilities	$2,616	1,889
Deferred income taxes	258	248
Long-term debt	1,645	1,645
Other liabilities	120	132
Noncontrolling interest	140	64
Equity	2,898	2,673
Total liabilities and equity	$7,677	6,651

Expedia Consolidated Statements of Operations

	Nine months ended
	September 30,
	2011	2010
	amounts in millions
Revenue	$2,987	2,540
Cost of revenue	(586)	(517)
Gross profit	2,401	2,023
Selling, general and administrative expenses	(1,745)	(1,415)
Amortization	(23)	(25)
Restructuring charges and other	(8)	—
Operating income	625	583
Interest expense	(95)	(68)
Other income (expense), net	12	(9)
Income tax (expense) benefit	(138)	(152)
Net earnings (loss)	404	354
Less net earnings (loss) attributable to noncontrolling interests	(2)	(4)
Net earnings (loss) attributable to Expedia, Inc.	$402	350

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8)	Financial Instruments
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities	$(240)	56	(90)	105
Exchangeable senior debentures	138	(188)	(28)	(172)
Other	11	43	57	53
	$(91)	(89)	(61)	(14)

(9)	Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	Total
	amounts in millions
Balance at January 1, 2011	$5,363	620	5,983
Foreign currency translation adjustments	3	—	3
Other	—	1	1
Balance at September 30, 2011	$5,366	621	5,987
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $333 million and $316 million for the nine month periods ended September 30, 2011 and 2010, respectively. Based on its amortizable intangible assets as of September 30, 2011, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2011	$117
2012	$459
2013	$430
2014	$391
2015	$348

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10)	Long-Term Debt
Debt is summarized as follows:

	Outstanding principal September 30, 2011	Carrying value
		September 30, 2011	December 31, 2010

Senior notes and debentures
5.7% Senior Notes due 2013	309	308	323
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
Exchangeable Senior Debentures
3.125% Exchangeable Senior Debentures due 2023	1,138	1,236	1,283
4% Exchangeable Senior Debentures due 2029	469	279	265
3.75% Exchangeable Senior Debentures due 2030	460	254	253
3.5% Exchangeable Senior Debentures due 2031	486	328	329
3.25% Exchangeable Senior Debentures due 2031	414	329	376
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	986	985
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC Bank Credit Facilities	459	459	785
Other subsidiary debt	85	85	79
Total consolidated Liberty debt	$6,611	6,049	6,463
Less current maturities		(1,211)	(493)
Total long-term debt		$4,838	5,970
QVC Bank Credit Facilities
The QVC Bank Credit Facilities provide for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. Availability under the QVC Bank Credit Facilities at September 30, 2011 was $1.5 billion. The $459 million outstanding principal matures in September 2015.
QVC was in compliance with all of its debt covenants at September 30, 2011.
QVC Interest Rate Swap Arrangements
During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.35% at September 30, 2011). Additionally, during the six months ended June 30, 2011 QVC entered into four additional swap arrangements with an aggregate notional amount of $600 million requiring QVC to make variable payments at 3 month LIBOR (0.35% at September 30, 2011) and receive fixed payments at 0.91%. These swap arrangements do not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.
Other Subsidiary Debt
Other subsidiary debt at September 30, 2011 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2011 is as follows (amounts in millions):

Senior notes	$326
Senior debentures	$774
QVC senior secured notes	$2,164
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at September 30, 2011.

(11) Stockholders' Equity
As of September 30, 2011, Liberty reserved for issuance upon exercise of outstanding stock options approximately 45.5 million shares of Liberty Interactive Series A common stock and 0.5 million shares of Liberty Interactive Series B common stock.
In addition to the Series A and Series B Liberty Interactive common stock there are 4 billion shares of Series C common stock authorized for issuance. As of September 30, 2011, no shares of any Series C common stock were issued or outstanding.
As of September 30, 2011, put options with respect to 3 million shares of Series A Liberty Interactive common stock with a weighted average put price of $16.10 remained outstanding. Such put options expire in November 2011.
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

(13)	Information About Liberty's Operating Segments
Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce industries. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.
Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, Liberty reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
For the nine months ended September 30, 2011, Liberty has identified the following business as its reportable segment:

•
QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites.

Additionally, for presentation purposes Liberty is providing financial information of the E-commerce businesses on an aggregated basis. The consolidated businesses do not contribute significantly to the overall operations of Liberty on an individual basis; however, Liberty believes that on an aggregated basis they provide relevant information for users of these financial statements. While these businesses may not meet the aggregation criteria under relevant accounting literature Liberty believes the information is relevant and helpful for a more complete understanding of the consolidated results.

•
E-commerce—the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet. Categories of consumer products include perishable and personal gift offerings (Provide Commerce, Inc.), active lifestyle gear and clothing (Backcountry.com, Inc.), fitness and health goods (Bodybuilding.com, LLC) and celebration offerings from invitations to costumes (Celebrate Interactive Holdings, Inc.).

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant accounting policies.
Performance Measures

	Nine months ended
	September 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions

QVC	$5,619	1,154	5,286	1,138
E-commerce	918	74	760	56
Corporate and other	—	(23)	—	(12)
Consolidated	$6,537	1,205	6,046	1,182

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	September 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions

QVC	$1,886	373	1,771	369
E-commerce	247	9	197	10
Corporate and other	—	(5)	—	(6)
Consolidated	$2,133	377	1,968	373
Other Information

	September 30, 2011
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions

QVC	$13,206	—	154
E-commerce	1,441	15	38
Corporate and other	2,378	1,051	—
Consolidated	$17,025	1,066	192

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Consolidated segment Adjusted OIBDA	$377	373	1,205	1,182
Stock-based compensation	(2)	(12)	(32)	(49)
Depreciation and amortization	(151)	(141)	(448)	(421)
Interest expense	(105)	(166)	(326)	(502)
Share of earnings (loss) of affiliates, net	62	36	119	93
Realized and unrealized gains (losses) on financial instruments, net	(91)	(89)	(61)	(14)
Gains (losses) on dispositions, net	—	30	—	216
Other, net	(9)	5	12	(41)
Earnings (loss) from continuing operations before income taxes	$81	36	469	464

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth at QVC, Inc.; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•
uncertainties associated with product and service development and market acceptance, including the development and provision of additional connections to consumers as technologies progress and shift consumer shopping behaviors;

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

•	increased digital TV penetration and the impact on channel positioning of our channels;

•	rapid technological changes;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

•	fluctuations in foreign currency exchange rates and political unrest in international markets.
For additional risk factors, please see Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, Inc. and Provide Commerce, Inc. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor and party supplies. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts.
Our "Corporate and Other" category includes our corporate ownership interests in other unconsolidated businesses and corporate expenses. We hold ownership interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc. and Tree.com, Inc. which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., which are accounted for at their respective fair market values and are included in "Corporate and Other."
Discontinued Operations
Prior to the Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.
On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation (LMC)(formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "Split-Off"). At the time of the Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups. The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty for all of the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
Following the Split-Off, Liberty and LMC operate as separate, publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition.
The condensed consolidated financial statements of Liberty have been prepared to reflect LMC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMC (for periods prior to the Split-Off) have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed financial statements.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segment and our E-commerce businesses. The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see "Results of Operations - Businesses" below.
Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
QVC	$1,886	1,771	5,619	5,286
E-commerce	247	197	918	760
Corporate and other	—	—	—	—
Consolidated	$2,133	1,968	6,537	6,046

Adjusted OIBDA
QVC	$373	369	1,154	1,138
E-commerce	9	10	74	56
Corporate and other	(5)	(6)	(23)	(12)
Consolidated	$377	373	1,205	1,182

Operating Income (Loss)
QVC	$234	235	740	737
E-commerce	(2)	—	25	12
Corporate and other	(8)	(15)	(40)	(37)
Consolidated	$224	220	725	712
Revenue.    Our consolidated revenue increased 8.4% and 8.1% for the three and nine month periods ended September 30, 2011 and 2010, respectively as compared to the corresponding prior year period. The three months increase was primarily due to increased revenue at QVC ($115 million) and the E-commerce companies ($50 million). The nine month increase is due to greater sales at QVC ($333 million) and the E-commerce businesses ($158 million). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
Consolidated Adjusted OIBDA remained relatively flat period over period with increases of $4 million and $23 million for the three and nine month periods ended September 30, 2011 and 2010, respectively. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $32 million and $49 million of stock compensation expense for the nine months ended September 30, 2011 and 2010, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. As of September 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $116 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years.
Operating income.    Our consolidated operating income remained relatively flat period over period with increases of $4 million and $13 million for the three and nine month periods ended September 30, 2011 and 2010, respectively as compared to the corresponding prior year periods. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Other income (expense):
Interest expense	(105)	(166)	(326)	(502)
Share of earnings (losses) of affiliates	62	36	119	93
Realized and unrealized gains (losses) on financial instruments, net	(91)	(89)	(61)	(14)
Gains (losses) on dispositions, net	—	30	—	216
Other, net	(9)	5	12	(41)
Consolidated	$(143)	(184)	(256)	(248)
Interest expense.    Interest expense decreased $61 million and $176 million for the three and nine month periods ended September 30, 2011 and 2010, respectively as compared to the corresponding prior year period. The overall decreases in interest expense related to a lower average debt balance throughout the quarter and year, as compared to the corresponding prior year periods.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions

Expedia	$56	43	104	85
Other	6	(7)	15	8
	$62	36	119	93

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities	$(240)	56	(90)	105
Exchangeable senior debentures	138	(188)	(28)	(172)
Other derivatives	11	43	57	53
	$(91)	(89)	(61)	(14)

Gains (losses) on dispositions.    Gains on dispositions in 2010 include a gain related to the sale of our GSI Commerce, Inc. shares of $132 million and a gain of $53 million related to the disposition of IAC/InteractiveCorp shares.
        Income taxes.    Our effective tax rate for the nine months ended September 30, 2011 is 40% which is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes.
Net earnings.    We had net earnings of $661 million and $634 million for the nine months ended September 30, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of September 30, 2011 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio, debt and equity issuances, and dividend and interest receipts.
Standard & Poor's Ratings Services and Moody's Investors Services upgraded our corporate ratings upon the completion of the Split-Off. Additionally, as a result of the Split-Off Moody's downgraded the Liberty Interactive LLC (formerly known as Liberty Media LLC) rating from B1 to B3, which is the entity that holds the Company's public debentures.
As of September 30, 2011 Liberty had a cash balance of $896 million along with additional sources of liquidity of $89 million in short term marketable securities. We also have borrowing capacity under the QVC Bank Credit Facilities at September 30, 2011 of more than $1.5 billion of availabile funds. Additionally, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future periods.
During the nine months ended September 30, 2011, Liberty's primary uses of cash were $673 million of debt repayments and $192 million of capital expenditures. These uses of cash were funded primarily with $516 million of cash provided by operating activities, $195 million in borrowings and cash on hand.
The projected uses of Liberty cash are the costs to service outstanding debt, approximately $110 million for interest payments on QVC and parent debt, continued capital improvement spending of approximately $150 million for capital expenditures for the remainder of the year, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 5.8 million shares for $86 million through October 31, 2011) and additional investments in existing or new businesses.
We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
QVC was in compliance with its debt covenants as of September 30, 2011.

Results of Operations—Businesses
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
QVC's operating results are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Net revenue	$1,886	1,771	5,619	5,286
Cost of sales	(1,207)	(1,126)	(3,570)	(3,356)
Gross profit	679	645	2,049	1,930
Operating expenses	(184)	(172)	(542)	(503)
SG&A expenses (excluding stock-based compensation)	(122)	(104)	(353)	(289)
Adjusted OIBDA	373	369	1,154	1,138
Stock-based compensation—SG&A	(6)	(5)	(16)	(14)
Depreciation and amortization	(133)	(129)	(398)	(387)
Operating income	$234	235	740	737
Net revenue is generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
QVC-US	$1,196	1,167	3,620	3,516
QVC-UK	147	148	439	410
QVC-Germany	252	213	757	649
QVC-Japan	281	243	783	711
QVC-Italy	10	—	20	—
	$1,886	1,771	5,619	5,286

QVC's consolidated net revenue increased 6.5% and 6.3% during the three and nine months ended September 30, 2011, respectively, as compared to the prior year period. The three month increase in net revenue is comprised of $152 million due to a 7.9% increase in the average sales price per unit (“ASP”) and $55 million due to favorable foreign currency rates in all international markets. These increases were partially offset by a $45 million increase in estimated product returns, $36 million due to a 1.8% decrease in units sold from 39.2 million to 38.5 million and an $11 million decrease in net shipping and handling revenue. Returns as a percent of gross product revenue increased to 20.7% from 19.6%. The nine month increase in net revenue is comprised of $311 million due to a 5.3% increase in ASP and $149 million due to favorable foreign currency rates in all international markets. These increases were partially offset by a $95 million increase in product returns, a $19 million decrease in net shipping and handling revenue and $13 million decrease due to a 0.2% decrease in units sold from 115.5 million to 115.2 million. Returns as a percent of gross product revenue increased to 20.0% from 19.3%.

During the three and nine months ended September 30, 2011 and 2010, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	2.5%	2.5%	3.0%	3.0%
QVC-UK	(0.7)%	(3.7)%	7.1%	1.7%
QVC-Germany	18.3%	7.9%	16.6%	9.5%
QVC-Japan	15.6%	4.2%	10.1%	(1.2)%

On March 11, 2011 there was a significant earthquake in Japan.  As a result, QVC-Japan was off-air for 12 days and experienced an interruption of its business.  The facilities suffered moderate damage.  QVC-Japan returned on-air and resumed operations on March 23, 2011.  The earthquake and related events have impacted year to date September 30, 2011 results, however Japan has experienced a steady increase in sales results compared to the prior year period in the third quarter.

QVC-US growth in net revenue for the three month period ended September 30, 2011 is due primarily to an increase in ASP partially offset by a decrease in units sold, a decrease in shipping and handling revenue and an increase in return rate. For the three and nine months ended September 30, 2011, QVC-US revenue increased due to growth in sales of electronics, accessories, beauty and kitchen. Jewelry sales declined in both periods. The decrease in shipping and handling is due to a decline in units shipped and to a lesser extent increased use of free shipping and handling promotions which are most often subsidized by the vendors and recorded as an offset in freight expense or included in the margin. QVC-UK's third quarter results were impacted by softness in electronics and jewelry. For the three and nine months ended September 30, 2011, QVC-UK experienced growth in apparel, health and fitness products. Germany experienced growth in all product categories, with the exception of arts and crafts in both periods. Germany's and the UK's sales growth was somewhat offset by a higher return rate for the quarter and year to date. For the three and nine months ended September 30, 2011, QVC-Japan experienced growth in apparel. QVC-Italy sales consisted of primarily home, beauty and jewelry products.

The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK and Germany. In addition, in Japan, analog customers have begun a conversion to a digital environment beginning in July 2011, with that conversion to be completed by 2015. We believe that it is likely that such analog switch-off will have a negative impact on the overall number of subscribers viewing the program. QVC is currently evaluating the possible impact on QVC-Japan's results as well as opportunities to acquire subscribers via other distribution channels that will aid in mitigating the impact of the conversion. QVC's future sales growth will primarily depend on expansions into new countries, sales growth from our e-commerce and mobile platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

QVC's gross profit percentage decreased from 36.4% to 36.0% and remained consistent at 36.5% during the three and nine months ended September 30, 2011, respectively. For the three months ended September 30, 2011, the gross profit percentage decreased slightly due to an unfavorable net shipping and handling position as a result of less packages shipped and to a lesser extent an increase in free shipping and handling promotions, both resulting in less shipping and handling revenue collected.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased 7.0 % and 7.8% for the three and nine month periods ended September 30, 2011, as compared to the prior year period. Included in these increases is growth of $2 million and $9 million for the three and nine months ended September 30, 2011, respectively related to QVC-Italy operations. Other increases include greater commissions expense due to sales growth as well as increased fixed fee payments in the UK and Japan, an increase in production and customer service personnel expenses and an increase in credit card fees due to sales growth for the quarter as well as an increase in rates for the year.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased as a percent of net revenue from 5.9% to 6.5% for the three months ended September 30, 2011 and from 5.5% to 6.3% for the nine months ended September 30, 2011. SG&A increased for the three and nine months ended September 30, 2011 $18 million and $64 million as a result of a variety of factors. Italy's SG&A expenses increased $4 million and $13 million, for the three and nine month periods, respectively. Net credit card operations period over period were down $5 million and $17 million, respectively, and foreign exchange rates and a weakening dollar contributed $4 million and $11 million of an increase in SG&A expenses for the three and nine month periods, respectively. The remainder of QVC's SG&A expense increased $5 million for the three months ended September 30, 2011 and $23 million for the nine months ended September 30, 2011. The remaining increase for the three months ended September 30, 2011 was primarily the result of an increase in bad debt, franchise taxes and online marketing expense. Bad debt increased in the third quarter compared to the prior year period due to increased penetration of product offerings on our Easy Pay installment program as a percent of overall sales as well as an increase in our overall experience rate of bad debt. The remaining increase for the nine months ended September 30, 2011 was primarily the result of an increase in franchise taxes, online marketing, outside services and charitable contributions primarily related to Japanese relief efforts. The increase in outside services for the nine months ended September 30, 2011 is due primarily to legal services related to the defense of certain patent infringement matters. Franchise taxes increased in both periods due primarily to the recording of a Pennsylvania film tax credit. Online marketing expense increased in both periods due to increased investment in paid search and email marketing campaigns.

Net credit card operations income decreased $5 million and $17 million for the three months ended and the nine months ended September 30, 2011, compared to the prior year period. Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into a new agreement with GE Capital Retail Bank (formerly GE Money Bank), who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the new agreement QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The new agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties. QVC's operating income (and adjusted OIBDA) will be negatively impacted due to the terms of the new agreement. However, QVC has used the $501 million of cash proceeds from the recovery of its non-interest bearing cash deposit maintained at GE Capital Retail Bank in connection with the prior arrangement to retire a portion of its outstanding bank facility in 2010. QVC's net credit card income would have been approximately $3 million and $22 million more favorable for the three months and nine months ended September 30, 2011, respectively, based on the terms of the expired contract compared to the new contract.
E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $50 million and $158 million for the three and nine months ended September 30, 2011, as compared to the corresponding prior year periods. Each of our respective e-commerce businesses reported an increase in revenue for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. Such increases are the result of acquisitions, increased marketing efforts driving additional traffic and greater conversion due to site optimization and broader inventory offerings. Adjusted OIBDA for the e-commerce businesses was down $1 million for the three months ended September 30, 2011 and increased $18 million for the nine month period ended September 30, 2011 representing 3.6% and 8.1% of revenue in 2011, respectively, as compared to 5.1% and 7.4% in 2010, respectively. The decrease in Adjusted OIBDA conversion is primarily the result of further investment in marketing, personnel and technology for each of the consolidated businesses.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by

(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2011, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
QVC	$459	1.9%	$2,064	7.3%
Corporate and other	$21	3.8%	$4,067	4.6%
In addition, QVC has entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion and four forward interest rate swap arrangements with an aggregate notional amount of $600 million. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. On the notional amount of $1.75 billion, QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.35% at September 30, 2011). On the notional amount of $600 million, QVC will make variable payments at 3 month LIBOR (0.35% at September 30, 2011) and receive fixed payments at 0.91%.
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
At September 30, 2011, the fair value of our non-strategic AFS equity securities was $1,019 million. Had the market price of such securities been 10% lower at September 30, 2011, the aggregate value of such securities would have been $102 million lower. Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.
Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.
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
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

LIBERTY INTERACTIVE CORPORATION
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
On August 6, 2010, Liberty and its subsidiary Liberty Interactive LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Interactive LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups would not constitute a disposition of all or substantially all of the assets of Liberty Interactive LLC under the Indenture and that, therefore, no "Event of Default" would arise as a result of Liberty Interactive LLC remaining the obligor under the Indenture following the Split-Off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the Split-Off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery did not have subject matter jurisdiction over the dispute and that it should have been litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there was not a case or controversy for a court to resolve. The motion to dismiss was denied. On April 29, 2011 the Delaware Court of Chancery ruled in Liberty's favor in its case against BNY. The judgment was subsequently appealed by BNY on June 6, 2011 and on September 21, 2011, the Delaware Supreme Court ruled in Liberty's favor, thus causing the Court of Chancery's decision to be a final, non-appealable judgment.
Item 1A. Risk Factors
As a result of the completion of the Split-Off, many of the risk factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 have materially changed due to the change in the composition of our businesses, assets and liabilities. Therefore, presented below are revised risk factors which more accurately reflect the most material risks that relate to our businesses and capitalization.
The risks described below and elsewhere in this Quarterly Report on Form 10-Q are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Our historical financial information may not necessarily reflect our results had our former Interactive Group been a separate company. During the third quarter of 2011, we completed the previously announced spilt-off of our former Liberty Capital and Liberty Starz tracking stock groups, which tracked the businesses, assets and liabilities attributed to our former Capital Group and Starz Group, respectively, from our Liberty Interactive tracking stock group, which tracked the businesses, assets and liabilities attributed to our former Interactive Group. As a result of the Split-Off, our company no longer utilizes a tracking stock structure. We previously adopted this structure to, among other reasons, permit equity investors to apply more specific criteria in valuing the shares of a particular group within our company, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock, investors should recognize that our historical financial information has been extracted from our consolidated financial statements prior to the Split-Off and may not necessarily reflect what our company's results of operations, financial condition and cash flows would have been had the Interactive Group, the Starz Group and the Capital Group been separate, stand-alone entities pursuing independent strategies during the periods presented.
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
Rapid technological advances could render the products and services offered by our subsidiaries and business affiliates obsolete or non-competitive. Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers and may adversely impact our revenue and operating income.
Our subsidiaries and business affiliates are subject to risks of adverse government regulation. Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.
Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions. Although QVC and HSN are two of the nation's largest home shopping networks, they and our e-commerce companies have numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, their results of operations could be materially and adversely affected.
The sales and operating results of our subsidiaries and business affiliates depend on their ability to predict or respond to consumer preferences. The sales and operating results of our subsidiaries and business affiliates depend in part on their ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. QVC and our e-commerce companies develop new retail concepts and continuously adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the businesses of our subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and Internet companies, consumer confidence and preferences, and general economic conditions.
Increased programming and content costs may adversely affect profits. One of our subsidiaries, QVC, and one of our business affiliates, HSN, produce programming and other content and incur costs for all types of creative talent including writers, producers, actors and other on-air talent. An increase in the costs of programming and other content may lead to decreased profitability.
Continuingly weak economic conditions may reduce consumer demand for our products and services. The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue including lagging retail sales and potential downgrades by satellite and cable television subscribers. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.
The success of one of our subsidiaries, QVC, depends in large part on its ability to recruit and retain key personnel. QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing, fulfillment and the

Internet. We cannot assure you that if QVC experiences turnover of these key persons, it will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited.
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
The success of our subsidiaries and certain of our business affiliates depends on maintaining the integrity of their systems and infrastructure. A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. If the security measures of any of our subsidiaries or our business affiliates engaged in online commerce were to be compromised, it could have a detrimental effect on their reputation and adversely affect their ability to attract customers. Computer viruses transmitted over the Internet have significantly increased in recent years, thereby increasing the possibility of disabling attacks on and damage to websites of our subsidiaries and those of our business affiliates whose businesses are dependent on the Internet. In addition, certain of these businesses rely on third-party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in these services, or a deterioration in their performance, could impair the ability of these businesses to process transactions for their customers and the quality of service they can offer to them.
We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to act in a manner that we deem desirable. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake), including HSN and Expedia. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken.
The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value. Included among our assets are equity interests in one or more publicly-traded companies which are not consolidated subsidiaries. The value of these interests may be affected by economic and market conditions that are beyond our control. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.
A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2010, our wholly-owned subsidiary Liberty Interactive LLC had $4,213 billion principal amount of publicly-traded debt outstanding. Liberty Interactive LLC is a holding company for all of our subsidiaries and investments. In addition, we have $750 million of bank and other debt that is held above the operating subsidiary level. Our ability to meet the financial obligations of Liberty Interactive LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty Interactive LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty Interactive LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company or Liberty Interactive LLC.
Sales of our common stock by our insiders could depress the market price of our common stock. Sales of our shares by our Chairman of the Board or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception can result notwithstanding any personal financial motivation for these insider sales. As a result, insider sales could depress the market price for shares of one or more series of our common stock.
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

•
authorizing a capital structure with multiple series of common stock, a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that except as otherwise required by applicable law, entitles the holder to no voting rights;

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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 32.5% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of Series B Liberty Interactive common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On several occasions our board of directors authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. These previous authorizations remained effective, notwithstanding the fact that our stock is no longer a tracking stock, following the Split-Off.
A summary of the repurchase activity for the three months ended September 30, 2011 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
August 1 - 31, 2011	4,266,793	$14.41	4,266,793	$678 million
September 1 - 30, 2011	1,611,570	$15.32	1,611,570	$653 million
Total	5,878,363		5,878,363
In addition to the shares listed in the table above 16,023 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.
Prior to the completion of the Split-Off, our board of directors authorized share repurchase programs for our former Series A and Series B Liberty Capital and Liberty Starz common stock. As a result of the Split-Off, repurchases of such shares are now reported and conducted by LMC as authorized by its board of directors. Information on the repurchase activity concerning such shares for the three months ended September 30, 2011 has been included in Part II, Item 2 of LMC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-35294), filed on November 8, 2011 (the "LMC 10-Q"). The information contained in Part II, Item 2 of the LMC 10-Q is hereby incorporated into this Item 2 by reference.

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Reorganization Agreement, dated as of August 30, 2011, between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Media Corporation's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.*
10.1	Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).
10.2	Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).
10.3	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).
10.4
Aircraft Time Sharing Agreements, each effective as of September, 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

10.5	Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.6	Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.7	Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.8	Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.9	Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011)*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: November 8, 2011	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 8, 2011	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Reorganization Agreement, dated as of August 30, 2011, between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Media Corporation's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.*
10.1	Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).
10.2	Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).
10.3	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).
10.4
Aircraft Time Sharing Agreements, each effective as of September, 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

10.5	Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.6	Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.7	Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.8	Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011)*
10.9	Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011)*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.0	Section 1350 Certification**
99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________
* Filed herewith
** Furnished herewith

QuickLinks

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures .

LIBERTY INTERACTIVE CORPORATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX