Form 10-K
period 2011-12-31
Liberty Interactive Corp
filed 2012-02-23
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2011, was approximately $19.4 billion. At June 30, 2011 Liberty Interactive had three tracking stocks outstanding and the aggregate market value determined above includes all the market value of all three outstanding tracking stocks. The aggregate market value of the voting stock held by non-affiliates calculated based on only the Liberty Interactive tracking stock at June 30, 2011 was approximately $9.6 billion.
The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2012 was:

	Series A	Series B
Liberty Interactive common stock	545,894,233	28,989,160
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY INTERACTIVE CORPORATION
2011 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-13
Item 1B.	Unresolved Staff Comments	I-17
Item 2.	Properties	I-18
Item 3.	Legal Proceedings	I-18

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑16
Item 8.	Financial Statements and Supplementary Data	II‑17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II‑17
Item 9A.	Controls and Procedures	II‑17
Item 9B.	Other Information	II-18

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	III‑1
Item 11.	Executive Compensation	III‑1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III‑1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III‑1
Item 14.	Principal Accountant Fees and Services	III‑1

Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

PART I.

Item 1. Business.

(a)    General Development of Business

Liberty Interactive Corporation ("Liberty", formerly known as Liberty Media Corporation) owns interests in subsidiaries and other companies which are primarily engaged in the video and on-line commerce industries. Through our subsidiaries and affiliates, we operate in North America, Europe and Asia. Our principal businesses and assets include our consolidated subsidiaries QVC, Inc., Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, Inc. and Celebrate Interactive Holdings, Inc. and our equity affiliate Expedia, Inc.

In May 2006, we completed a restructuring pursuant to which we were organized as a new holding company, and we became the new publicly traded parent company of the former Liberty Media Corporation ("Old Liberty"). Old Liberty was converted into a limited liability company and is now named Liberty Interactive LLC. As a result of the restructuring, all of the Old Liberty outstanding common stock was exchanged for two tracking stocks of Liberty, Liberty Interactive common stock and Liberty Capital common stock. Each tracking stock issued in the restructuring was intended to track and reflect the economic performance of one of two groups, the Interactive Group or the Capital Group, respectively.

On March 3, 2008, we completed a reclassification of our Liberty Capital common stock (herein referred to as "Old Liberty Capital common stock") whereby each share of Old Series A Liberty Capital common stock was reclassified into four shares of Series A Liberty Entertainment common stock and one share of new Series A Liberty Capital common stock, and each share of Old Series B Liberty Capital common stock was reclassified into four shares of Series B Liberty Entertainment common stock and one share of new Series B Liberty Capital common stock. The Liberty Entertainment common stock was intended to track and reflect the economic performance of our Entertainment Group, which was comprised of certain businesses and assets previously attributed to the Capital Group. The reclassification did not change the businesses, assets and liabilities attributed to the Interactive Group.

On November 19, 2009, we completed a split-off (the "LEI Split-Off") of our wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among our company, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The LEI Split-Off was accomplished by a partial redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. LEI held our 57% interest in DIRECTV, a 100% interest in Liberty Sports Holdings, LLC, a 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and became the obligor on approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to our Entertainment Group and were not held by LEI remained with our company and continued to be attributed to our Entertainment Group, which was redesignated as the Starz Group. The businesses held by LEI are accounted for as discontinued operations in the periods presented.

Immediately following the LEI Split-Off, we, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company named DIRECTV ("Holdings"). Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of our company, LEI and DIRECTV, and certain related persons (collectively, "the Malones") contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

On September 23, 2011, we completed a split-off (the "LMC Split-Off") of our wholly owned subsidiary, Liberty Media Corporation ("LMC" and formerly known as Liberty CapStarz, Inc. and prior thereto Liberty Splitco, Inc.). The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock for the common

QuickLinks -- Click here to rapidly navigate through this document stock of LMC. At the time of the LMC Split-Off, LMC owned all the busineeses, assets and liabilities previously attributed to our former Capital and Starz tracking stock groups. Following the Split-Off, Liberty and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

Recent Developments

As discussed above in September 2011 we completed the LMC Split-Off of our wholly owned subsidiary LMC to holders of our Liberty Starz common stock and Liberty Capital common stock.

Prior to the LMC Split-Off, on February 9, 2011, our board of directors approved a change in attribution from the Capital Group to the Interactive Group of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable (approximately 22 million shares of Time Warner Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL) and cash of approximately $264 million (the "TWX Reattribution").

In the fourth quarter of 2011, we acquired an additional ownership interest in HSN of approximately 5% for cash consideration of approximately $46 million.

In December 2011, Expedia, Inc., an equity method affiliate, completed the separation of a wholly owned subsidiary TripAdvisor, Inc. to its shareholders in a pro rata split-off. Following the pro rata split-off of TripAdvisor, Inc. we owned approximately 26% of the outstanding common stock of each entity.

During the year, our subsidiary QVC, Inc. paid down additional outstanding debt on its credit facilities of approximately $360 million.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at QVC, Inc.; losses to be incurred by QVC-Italy; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

QuickLinks -- Click here to rapidly navigate through this document

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

•	increased digital TV penetration and the impact on channel positioning of our networks;

•	rapid technological changes;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world and political unrest in international markets.

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

This Annual Report includes information concerning public companies in which we have non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

(b)    Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

QuickLinks -- Click here to rapidly navigate through this document

(c)    Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments:

Consolidated Subsidiaries
QVC, Inc.
Provide Commerce, Inc.
Backcountry.com, Inc.
Bodybuilding.com, LLC
Celebrate Interactive Holdings, Inc.
CommerceHub
LMC Right Start, Inc.

Equity and Cost Method Investments
Expedia, Inc. (Nasdaq:EXPE)
HSN, Inc. (Nasdaq:HSNI)
Interval Leisure Group, Inc. (Nasdaq:IILG)
Tree.com, Inc. (Nasdaq:TREE)
TripAdvisor, Inc. (Nasdaq:TRIP)

QVC, Inc.

QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily through live televised shopping programs and via the Internet through its U.S. and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest who is knowledgeable about the merchandise, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC television programs, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2011, approximately 37% of QVC's U.S. revenue and approximately 31% of QVC's total revenue was generated from sales of merchandise ordered through its various websites and mobile applications.

QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into four groups: home (including electronics), apparel, accessories (including beauty products) and jewelry. For the year ended December 31, 2011, home, apparel, accessories and jewelry accounted for approximately 55%, 12%, 23% and 10%, respectively, of QVC's total gross revenue. In 2010, such percentages for home, apparel, accessories and jewelry were 44%, 17%, 26% and 13%, respectively. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand names and other products also available from other retailers. QVC's products are often endorsed by celebrities, designers and other well known personalities who often join QVC's hosts to personally promote their products. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

QVC distributes its television programs, via satellite or optical fiber, to multichannel television distributors for retransmission to subscribers in the U.S, the United Kingdom, Germany, Japan, Italy and neighboring countries that receive QVC's programming signals. In the U.S., QVC uplinks its analog and digital programming transmissions using a third-party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on four international satellites. QVC's transponder service agreement for its U.S. transponders expires at the end of the lives of the satellites, which are currently estimated to be in 2019. QVC's transponder service agreements for its international transponders expire in 2012 through 2022.

QuickLinks -- Click here to rapidly navigate through this document

QVC enters into long-term affiliation agreements with certain of its multichannel television distributors who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2012 to 2019. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. In this regard, QVC's September 2003 affiliation agreement with Comcast Corporation, which accounts for approximately 25% of QVC's U.S. distribution, was amended and extended in June 2009. The amendment to the agreement allows for quarterly extensions in perpetuity.

In return for carrying the QVC signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In the United Kingdom, Germany, Japan and Italy programming distributors receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the U.S. for carriage and to secure favorable positioning on channel 35 or below or in the general entertainment area on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "surfing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, QVC continues to monitor optimal channel placement and attempts to negotiate agreements with its distributors to maximize the viewership of its television programming.

QVC's shopping program is telecast live 24 hours a day to approximately 100 million homes in the U.S. QVC shopping channel reaches approximately 24 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany reaches approximately 40 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 26 million households and is broadcast live 24 hours a day. QVC's shopping network in Italy reaches approximately 20 million households and is broadcast live 17 hours a day on satellite and public television and an additional 7 hours a day of taped programming on satellite television. QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has three U.S. phone centers, one phone center in each of the United Kingdom, Japan and Italy and two call centers in Germany. QVC's U.S. phone centers can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. Each market, except Italy, also utilizes home agents allowing staffing flexibility for peak hours. QVC additionally utilizes computerized voice response units, which handle approximately 34% of all orders taken.

In addition to taking orders from its customers through phone centers and online, QVC continues to explore new ordering technologies. For example, QVC's United Kingdom customers can order products directly through a television remote control "buy button." QVC is also expanding mobile phone ordering capabilities in the U.S., United Kingdom and Germany including text to order, a WAP (wireless application protocol) website and marketing alerts. On a global basis, customers have placed approximately 6% of all orders directly through their mobile devices in 2011. QVC has eight distribution centers worldwide and is able to ship approximately 89% of its orders within 48 hours.

QVC.com ranked above the standard of excellence in internet retailer customer satisfaction according to the Forsee 2011 Holiday E-Retail Satisfaction Index. In the seven year history of the index, QVC.com has consistently ranked as a top 5 internet retailer in terms of customer service, which is a leading indicator of increased consumer spending, loyalty, and positive word-of-mouth recommendations. For the fourth year in a row, QVC secured a top ten spot in the NRF Foundation/American Express Customers' Choice survey. The survey gauges consumer attitudes toward retailers' customer service, promotes best practices in customer service and recognizes retailers providing excellent customer service. In April 2011, as well as the July 2011 Consumer Reports Magazine and the Consumer Reports Buying Guide  2011, Consumer Reports readers named QVC sixth Best Website for Computer Retailers.
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year.

QuickLinks -- Click here to rapidly navigate through this document

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

Provide Commerce initially launched its marketplace to sell and deliver flowers which continues to be its most significant product. Provide Commerce later expanded its offerings to include fresh premium fruits and confections and unique personalized gifts. Provide Commerce's business is highly seasonal due largely to purchases of flowers and other gifts for Valentine's Day and Mother's Day. In 2011, Provide Commerce earned approximately 62% of its revenue in the first half of the year. Provide Commerce depends on three suppliers for approximately 63% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

Provide Commerce believes that one of the keys to its success is its ability to timely deliver products, and perishable products fresher, than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

Backcountry.com, Inc.

We acquired 81% of the equity of Backcountry.com, Inc. in June 2007, increasing our ownership to 87.5% through share purchases in 2011. Backcountry is an e-commerce marketplace for outdoor adventure, cycling and action sports gear and clothing. Its ten separate websites cater to a variety of outdoor enthusiasts. Five of the sites offer name-brand products at retail prices, one closeout site and four other sites offer substantial discounts to online shoppers on a one-deal-at-a-time basis.

Backcountry's primary site, Backcountry.com, offers over 500 brands and over 60,000 items of high-end gear and clothing for backpacking, camping, trail running, skiing, rock climbing, kayaking and other outdoor sports. Backcountry's snowboarding-specific site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. HucknRoll.com, CompetitiveCyclist.com and RealCyclist.com sell mountain bikes and road bikes, respectively, at retail prices. Backcountry's online outlet store, DepartmentOfGoods.com, sells discounted clothing and gear from past seasons. Backcountry's one-deal-at-a-time sites, SteepandCheap.com, WhiskeyMilitia.com, Chainlove.com and BonkTown.com, feature a limited quantity of one highly discounted item at a time until such item sells out or times out, at which time it is immediately replaced with a new item. SteepandCheap.com serves backcountry adventurers and outdoor enthusiasts. WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders and wakeboarders. Chainlove.com is geared toward mountain bikers. BonkTown.com sells road bike gear.

Backcountry's business is seasonal, with approximately 40% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its distribution center located in Salt Lake City, Utah. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

Bodybuilding.com, LLC

On December 31, 2007, we acquired 82.9% of Bodybuilding.com, LLC. On December 29, 2010, the Company acquired an additional 2.8% of the Company, giving us overall ownership of 85.7%. Bodybuilding.com is an Internet retailer of sports, fitness and nutritional supplements. It also hosts an informational SuperSite which contains free content about fitness, work-out programs, video trainers, overall health & nutrition and motivation. The online e-retail model combines detailed product information and real-time user reviews on more than 13,000 health & fitness supplements and accessories to help more than 11 million people each month achieve their health, fitness and appearance goals.

QuickLinks -- Click here to rapidly navigate through this document

Bodybuilding.com's customers include gym-goers, sport specific focused athletes, tri-athletes, weightlifters and bodybuilders, and any individual wanting to improve his or her overall mental or physical wellbeing. Unlike other online health and fitness supplement retailers, Bodybuilding.com is truly a holistic experience for those looking to achieve their goals. BodySpace is an inclusive social networking site within Bodybuilding.com that allows people of varying health and fitness levels to discuss goal setting, techniques, supplementation and achievements as users track their progress.

Bodybuilding.com launched its primary web-site in 1999 and now has over 25,000 pages of editorial content, more than 13,000 pages of store content, 4.2 million forum threads, 75 million forum posts and more than 1 million BodySpace members. Bodybuilding.com is a leader in the fitness category with the world's largest social fitness network and the industry's largest forum.

Bodybuilding.com earns revenue primarily from the sale of health & fitness supplements and accessories on its website. Bodybuilding.com's business is slightly seasonal with the first quarter of the year being its busiest as people start to implement their health and fitness New Year resolutions.

Celebrate Interactive Holdings, Inc.

Celebrate Interactive Holdings Inc. ("Celebrate") is a wholly-owned subsidiary that owns and operates BuyCostumes.com, the Celebrate Express family of websites, Evite and Gifts.com. Celebrate, an internet celebrations leader, provides a more streamlined party offering by giving individuals the resources necessary to plan, execute and attend a wide variety of celebrations and costuming events. These resources include event planning services, which are free to Evite customers as revenue is driven primarily through online advertising, party supplies primarily through the Celebrate Express brands, including an offering of proprietary product from exclusive license agreements, costumes for a wide variety of occasions (the primary occasion is Halloween) and a search engine for gifts of any occasion. While over 70% of the costume and accessory products offered on our website are also available from other on-line and traditional brick-and-mortar retailers, Celebrate believes that no other single retailer offers the range of costume and party supplies that Celebrate offers to its customers. Celebrate purchases its products from various suppliers, both domestic and international. Celebrate depends on three suppliers for approximately 33% of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact Celebrate.

Celebrate believes that it has a competitive advantage due to the combination of a large assortment of on-line products, value pricing and a high level of customer service. Celebrate's business is highly seasonal with over 50% of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express in 2008, Celebrate has seen the seasonality decrease due to significantly higher sales of birthday party supplies which is a less seasonal business. Additionally, with the acquisition of Evite and Gifts.com it is anticipated that seasonality will continue to decrease slightly as these businesses are integrated into Celebrate's operations. Celebrate maintains a customer service center at its corporate headquarters, and customer service representatives are available 18 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable, and Celebrate employs seasonal labor to react to higher volume during the peak Halloween season.

CommerceHub

CommerceHub, a wholly owned subsidiary, is a drop ship solution for online retailers that would like to expand their product offering but may not have the capacity for warehousing and fulfillment of products. CommerceHub is a one stop solution for both sides of the transaction and allows each of the systems, at the vendor and retailer, to seamlessly share information. Additionally, during 2011 CommerceHub began to offer BuySpace, a social marketplace that brings buyers and sellers together to find one another, establish business relationships and manage ongoing operations.

LMC Right Start, Inc.

LMC Right Start, Inc., a wholly-owned subsidiary, created in May 2009, is a leading retailer of juvenile products for infants through toddlers.  Right Start offers an internet retailing experience combined with traditional brick-and-mortar destinations including six stores in California, two stores in Texas, one in Illinois and one in Colorado.

Right Start offers a carefully selected assortment of the finest quality strollers, car seats, developmental toys, books, videos, music, nursery accessories, and home safety items, plus a complete assortment of care products.  In addition, it offers both on-line

QuickLinks -- Click here to rapidly navigate through this document and on-site expertise, as well as a premier baby registry experience, designed to assist with parenting decisions, right from the start.

Expedia, Inc.

Expedia, Inc. is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia.com, Hotels.com, Venere.com, Hotwire.com, Egencia and Classic Vacations and a range of other domestic and international brands and businesses. Expedia's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Expedia has created an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allowing these travel suppliers to efficiently reach and provide their products and services to Expedia customers. Through its diversified portfolio of domestic and international brands and businesses, Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for Expedia's brands and businesses allows it to target a broad range of customers looking for different value propositions. Expedia reaches many customers in several countries and multiple continents through its various brands and businesses, typically customizing international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

Expedia generates revenue by reserving travel services as the merchant of record and reselling these services to customers at a profit. Expedia also generates revenue by passing reservations booked by its customers to the relevant services for a fee or commission and from advertising on its websites.

We own an approximate 26% equity interest and 58% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote our shares of Expedia, subject to certain limitations. Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

HSN, Inc.

HSN became a public company in August 2008 in connection with the separation of IAC/InterActiveCorp into five separate companies. HSN is an interactive multi-channel retailer with strong direct-to-consumer expertise among its two operating segments, HSN and Cornerstone Brands. HSN offers innovative, differentiated retail experiences on TV, online, in catalogs, and in brick and mortar stores. HSN ships 50 million items and handles 50 million inbound customer calls annually. HSN now reaches over 90 million homes (broadcast live 24 hours a day, seven days a week). HSN.com ranks in the top 30 of Internet retailers, is one of the top 10 trafficked e-commerce sites, and has more than a quarter million unique users every day. Cornerstone Brands comprises leading home and apparel lifestyle brands including Ballard Design, Frontgate, Garnet Hill, Grandin Road, Improvements, Smith+Noble, The Territory Ahead and Travelsmith. Cornerstone Brands distributes 324 million catalogs annually, operates eight separate e-commerce sites, and runs 25 retail stores.

We own approximately 34% of the outstanding common stock of HSN. We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors. We have nominated two of the current nine board members.

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

QuickLinks -- Click here to rapidly navigate through this document rental and property management services for more than 5,000 units throughout the Hawaiian islands. Interval Leisure Group is headquartered in Miami, Florida, and operates through 26 offices in 16 countries.

We own approximately 30% of the outstanding common stock of Interval Leisure Group. We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to nominate 20% of the members of Interval Leisure Group's board of directors. We have nominated two of the current nine board members.

Tree.com, Inc.

Tree.com is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in their customers' lives. Tree.com's family of brands includes: LendingTree.com, GetSmart.com, RealEstate.com, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other financial products from multiple business and professionals who compete for their business. Tree.com is headquartered in Charlotte, North Carolina.

We own approximately 25% of the outstanding common stock of Tree.com. We have entered into an agreement with Tree.com pursuant to which, among other things, we have the right to nominate 20% of the members of Tree.com's board of directors. We have not yet exercised this right.

TripAdvisor, Inc.

TripAdvisor, Inc. ("TripAdvisor") is an online travel research company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform features reviews and opinions from its community of travelers about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through its flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 30 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of its travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, TripAdvisor, Inc. manages and operates websites under 18 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

We own an approximate 26% equity interest and 58% voting interest in TripAdvisor. We have entered into a stock holders agreement pursuant to which Mr. Diller may vote our shares of TripAdvisor common stock, subject to certain limitations. Through a governance agreement with TripAdvisor, we have the right to nominate 20% of the members of TripAdvisor's board of directors, among other things. We have nominated two of the current ten board members.

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

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The

QuickLinks -- Click here to rapidly navigate through this document legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines that the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. In 2007, the FCC extended the prohibition on exclusive programming contracts until 2012 and amended the program access complaint rules. The FCC likely will initiate a rulemaking proceeding in 2012 regarding the extension of the exclusive programming contracts prohibition. In 2010, the FCC revised the program access rules to permit complainants to pursue program access claims involving terrestrially-delivered, cable-affiliated programming similar to the claims that they may pursue regarding satellite-delivered, cable-affiliated programming, where the purpose or the effect of a challenged act is to hinder significantly or prevent a complainant from providing satellite cable programming or satellite broadcast programming. Although we no longer own Liberty Cablevision of Puerto Rico, LLC ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. As explained below in "Other Regulation," we are also subject to the program access rules as a condition of FCC approval of our transaction with News Corporation in 2008.

Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. In 2011, the FCC revised its program carriage complaint rules by, among other things, specifying what a program carriage complainant must demonstrate to establish a prima facie case of a program carriage violation. The FCC also has issued a notice of proposed rulemaking seeking comment regarding additional revisions to its program carriage complaint procedures.

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit ("District of Columbia Circuit") found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. After conducting a further rulemaking regarding this ownership limitation, in 2007, the FCC again adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide. However, in 2009, the Court of Appeals again vacated the thirty percent limit.

Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming services in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2007, the FCC adopted an order addressing cable operators' obligations to ensure that local broadcasters' primary video and program-related material are viewable by all subscribers

QuickLinks -- Click here to rapidly navigate through this document following completion of the digital transition. The FCC's order allows cable operators to comply with the viewability requirements by carrying a broadcaster's digital signal in either analog format or digital format, provided that all subscribers have the necessary equipment to view the broadcast content. The viewability requirements expire in June 2012, unless the FCC conducts a rulemaking proceeding to extend them prior to such time.

Closed Captioning and Video Description Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. On January 12, 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that require, among other things, video programming owners to send caption files for Internet protocol ("IP") delivered video programming to video programming distributors and providers along with program files. The IP delivered programming captioning requirements will be implemented over a four year period following Federal Register publication of the new rules. As a result, the programming companies in which we have interests may incur additional costs for closed captioning.

The CVAA also required the FCC to reinstate the video description rules adopted by the FCC in 2000 but subsequently vacated by the District of Columbia Circuit. On August 24, 2011, the FCC adopted a report and order reinstating the requirements as to certain broadcast affiliates and cable programming services. The programming companies in which we have attributable interests are unaffected by these rules.

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

QuickLinks -- Click here to rapidly navigate through this document

Goods sold over the Internet also must comply with traditional regulatory requirements, such as the Federal Trade Commission requirements regarding truthful and accurate claims. To the extent that Bodybuilding.com, for example, markets or sells nutritional or dietary supplements, its activities may be regulated by the United State Food and Drug Administration ("FDA") in certain respects. Dietary supplement distributors must comply with FDA regulations regarding supplement labeling and reporting.

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

In 2010, the FCC adopted rules in its open Internet proceeding that require all broadband providers to disclose network management practices, restrict broadband providers from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting lawful network traffic. The open Internet rules could restrict the ability of broadband providers to block or otherwise disadvantage our Internet businesses. The rules are subject to appeals pending before the United States Court of Appeals and a petition for reconsideration pending at the FCC.

Other Regulation

To the extent that our subsidiaries market through other channels such as television, such efforts are regulated by a range of federal and state laws and regulations. Federal Trade Commission ("FTC") and FDA regulations may apply to certain claims made regarding products, and FTC regulations such as the Telemarketing Sales Rule may apply to contacts with customers or potential customers.

In June 2010,John C. Malone and DIRECTV completed a transaction that eliminated his and our attributable interests in DIRECTV under FCC rules. However, we remain subject to various conditions adopted by the FCC in approving our 2008 transaction with News Corporation, including program access, non-discrimination and program carriage. We do not believe that compliance with those conditions has any material adverse effect on any of our businesses.

Proposed Changes in Regulation

The regulation of programming services, cable television systems, DBS providers, Internet services, online sales and other forms of product marketing is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Competition

Our businesses that engage in video and on-line commerce compete with traditional bricks and mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. In addition, QVC and HSN compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and floral wire services such as FTD and Teleflora. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.

Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services including providers of lending services, travel agencies, operators of destination search sites and search-centric portals, search technology providers, online advertising networks, site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors that

QuickLinks -- Click here to rapidly navigate through this document focus on a specific category or geography. Expedia also competes with hoteliers and airlines as well as travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services. We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2011, our corporate function is supported by a services agreement with LMC which has 77 corporate employees and are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 20,000 full and part-time employees. We believe that our employee relations are good.

(d)    Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 18 to our consolidated financial statements found in Part II of this report.

(e)    Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertyinteractive.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Interactive Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

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
Our historical financial information may not necessarily reflect our results had our former Interactive Group been a separate company. During the third quarter of 2011, we completed the previously announced split-off of our former Liberty Capital and Liberty Starz tracking stock groups, which tracked the businesses, assets and liabilities attributed to our former Capital Group and Starz Group, respectively, from our Liberty Interactive tracking stock group, which tracked the businesses, assets and liabilities that we still own today. As a result of the LMC Split-Off, our company no longer utilizes a tracking stock structure. We previously adopted this structure to, among other reasons, permit equity investors to apply more specific criteria in valuing the shares of a particular group within our company, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock, investors should recognize that our historical financial information has been extracted from our consolidated financial statements prior to the LMC Split-Off and may not necessarily reflect what our company's results of operations, financial condition and cash flows would have been had the Interactive Group been a separate, stand-alone entity pursuing an independent strategy during the periods presented.

Our programming and e-commerce subsidiaries as well as some of our business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect our results of operations. An important component of the success of our programming and e-commerce subsidiaries as well as some of our business affiliates is their ability to maintain their existing, as well as build new, relationships with a limited number of local and national cable and satellite providers, suppliers and advertisers, among other parties. There can be no assurance that our programming suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all. Similarly, there can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or advertising arrangements on commercially reasonable terms or at all. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations.
Rapid technological advances could render the products and services offered by our subsidiaries and business affiliates obsolete or non-competitive. Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers and may adversely impact our revenue and operating income.
Our subsidiaries and business affiliates are subject to risks of adverse government regulation. Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses and assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.
Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions. Although QVC and HSN are two of the nation's largest home shopping networks, they and our e-commerce companies have numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.
The sales and operating results of our subsidiaries and business affiliates depend on their ability to predict or respond to consumer preferences. The sales and operating results of our subsidiaries and business affiliates depend in part on their ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. QVC and our e-commerce companies continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the businesses of our subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.
Increased programming and content costs may adversely affect profits. One of our subsidiaries, QVC, and one of our business affiliates, HSN, produce programming and other content and incur costs for all types of creative talent including writers, producers, actors and other on-air talent. An increase in the costs of programming and other content may lead to decreased profitability.
Continuingly weak economic conditions may reduce consumer demand for our products and services. The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue including lagging retail sales by satellite and cable television subscribers. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.
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
Our subsidiary, QVC, has operations outside of the United States that are subject to numerous operational and financial risks. QVC has operations in countries other than the United States and are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates, including due to instability in the EU due to the possible restructuring of the sovereign debt of certain countries;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	involuntary renegotiation of contracts with foreign governments;

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

•	difficulties in staffing and managing international operations; and

•	political unrest that may result in disruptions of services that are critical to their international businesses.

The success of our subsidiaries and certain of our business affiliates depends on maintaining the integrity of their systems and infrastructure. A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. If the security measures of any of our subsidiaries or business affiliates engaged in online commerce were to be compromised, it could have a detrimental effect on their reputation, adversely affect their ability to attract customers, subject them to increased costs related to credit monitoring or result in fines and/or proceedings from governmental authorities and/or customers. Computer viruses transmitted over the Internet have significantly increased in recent years, thereby increasing the possibility of disabling attacks on and damage to websites of our subsidiaries and those of our business affiliates whose businesses are dependent on the Internet. In addition, certain of these businesses rely on third-party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in these services, or a deterioration in their performance, could impair the ability of these businesses to process transactions for their customers and the quality of service they can offer to them.
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
The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value. Included among our assets are equity interests in publicly-traded companies that are not consolidated subsidiaries. The value of these interests may be affected by economic and market conditions that are beyond our control. In addition, our ability to liquidate or otherwise monetize these interests without adversely affecting their value may be limited.
A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2011, our wholly-owned subsidiary Liberty Interactive LLC had $4,067 billion principal amount of publicly-traded debt outstanding. Liberty Interactive LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty Interactive LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty Interactive LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty Interactive LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See our previous discussion on our right to manage our business affiliates above.
We have disposed of certain of the reference shares underlying our exchangeable debentures, which exposes us to liquidity risk. We currently have outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $2,967 million. Under the terms of the exchangeable debentures, the holders may elect to require us to exchange the debentures for the value of a specified number of the underlying reference shares, which we may honor through delivery of reference shares, cash or a combination thereof. Also, we are required to distribute to the holders of our exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As we have disposed of some of the reference shares underlying certain of our exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that we fund the required payments from our own resources, which will depend on the availability of cash or other sources of liquidity to us at that time.
Transactions in our common stock by our insiders could depress the market price of our common stock. Sales of or hedging transactions such as collars relating to our shares by our Chairman of the Board or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of our common stock.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock. Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our shareholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common shareholders regardless of class or series and does not have separate or additional duties to any group of shareholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

The Company has overlapping directors and management with Liberty Interactive, which may lead to conflicting interests. As a result of the Split-Off, most of the executive officers of Liberty also serve as executive officers of LMC, and there is significant board overlap between Liberty and LMC. John C. Malone is the Chairman of the Board of Liberty and LMC. LMC does not have any ownership interest in Liberty, and Liberty does not have any ownership interest in LMC. The executive officers and the members of Liberty's board of directors have fiduciary duties to its stockholders. Likewise, any such persons who serve in similar capacities at LMC have fiduciary duties to that company's stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest when Liberty or LMC looks at acquisitions and other corporate opportunities that may be suitable for either of them. Moreover, most of Liberty's directors and officers continue to own LMC stock and options to purchase LMC stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for Liberty and/or LMC. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, LMC or its respective affiliates may enter into transactions with Liberty and/or its subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon arms'-length negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to Liberty or its subsidiaries or affiliates as would be the case where there is no overlapping officers or directors.

We may compete with LMC for business opportunities. Certain of LMC's subsidiaries and business affiliates own or operate programming services that may compete with the programming services offered by our businesses. For example, QVC and LMC's Starz both produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to the subsidiaries or business affiliates of LMC and the pursuit of these opportunities by such subsidiaries or affiliates may adversely affect our interests or those of our stockholders. Because we and LMC have overlapping directors and officers, a business opportunity that is presented to those individuals may result in a conflict of interest or the appearance of a conflict of interest. Each of our directors and officers have a fiduciary duty to offer to our company any business opportunity that he or she may be presented in which we have an interest or expectancy. The directors and officers of LMC including those who are also our directors and officers, owe the same fiduciary duty to LMC and its stockholders.
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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 33% of the aggregate voting power in our company, due to his beneficial ownership of approximately 93% of the outstanding shares of Series B Liberty Interactive common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina and Sakura-shi, Chiba, Japan. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany, Japan and Italy for retail outlet stores, office space, warehouse space and call center locations.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment and telecommunications switches. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3. Legal Proceedings
None.

II-18

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Series A and Series B Liberty Interactive common stock (LINTA and LINTB) have been outstanding since May 2006. On September 23, 2011 we completed the LMC Split-Off, which was effected by means of a redemption of all of our Liberty Capital tracking stock and Liberty Starz tracking stock for the common stock of Liberty Media. Our Series A and Series B Liberty Capital tracking stock (LCAPA and LCAPB) and our Series A and Series B Liberty Starz tracking stock (formerly Liberty Entertainment tracking stock) (LSTZA and LSTZB, formerly LMDIA and LMDIB) were outstanding between September 23, 2011 and March 4, 2008 when each share of our previous Liberty Capital tracking stock was reclassified into one share of the same series of new Liberty Capital and four shares of the same series of Liberty Entertainment. On November 19, 2009, we completed the split off (the "LEI Split-Off") of our subsidiary Liberty Entertainment, Inc. ("LEI"). The LEI Split-Off was accomplished by a redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI. LEI had been attributed to the Entertainment Group. Subsequent to the LEI Split-Off, the Entertainment Group was renamed the Starz Group. Each series of our common stock trades on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2011 and 2010.

	Liberty Interactive
	Series A (LINTA)		Series B (LINTB)
	High	Low	High	Low
2010
First quarter	$15.41	10.20	15.25	10.29
Second quarter	$16.65	10.50	16.65	10.79
Third quarter	$14.00	10.08	13.76	10.35
Fourth quarter	$16.22	13.63	16.10	13.51
2011
First quarter	$17.49	14.77	17.41	14.91
Second quarter	$18.65	15.19	18.37	15.30
Third quarter	$17.91	12.44	17.14	12.44
Fourth quarter	$16.50	13.38	16.35	13.72

	Liberty Capital
	Series A (LCAPA)		Series B (LCAPB)
	High	Low	High	Low
2010
First quarter	$37.16	23.62	37.00	23.50
Second quarter	$46.05	36.48	45.94	37.50
Third quarter	$53.25	40.42	52.74	41.42
Fourth quarter	$63.67	52.01	63.28	51.62
2011
First quarter	$75.68	61.98	75.21	62.61
Second quarter	$92.55	72.72	91.36	74.66
Third quarter (through September 23, 2011)	$87.99	62.29	85.94	63.27

	Liberty Starz
	Series A (LSTZA)		Series B (LSTZB)
	High	Low	High	Low
2010
First quarter	$54.73	46.04	53.67	46.64
Second quarter	$57.12	48.17	57.04	48.90
Third quarter	$65.56	49.89	67.00	51.50
Fourth quarter	$69.15	60.12	69.15	61.84
2011
First quarter	$80.21	64.20	78.00	66.33
Second quarter	$81.36	68.78	79.99	72.62
Third quarter (through September 23, 2011)	$78.91	63.00	78.08	64.16

Holders

As of January 31, 2012, there were approximately 2,000 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs
On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Liberty Interactive Series A and Series B common stock for a total of $3 billion. These previous authorizations have remained effective, notwithstanding the fact that our stock is no longer a tracking stock, following the Split-Off.
A summary of the repurchase activity for the three months ended December 31, 2011 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
October 1 - 31, 2011	5,801,858	$14.95	5,801,858	$566 million
November 1 - 30, 2011	4,579,134	$15.64	4,579,134	$494 million
December 1 - 31, 2011	7,605,378	$15.86	7,605,378	$373 million
Total	17,986,370		17,986,370

In addition to the shares listed in the table above 18,553 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.
Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2011	2010	2009	2008	2007
	amounts in millions
Summary Balance Sheet Data:
Cash	$847	1,353	1,955	1,903	2,008
Investments in available-for-sale securities and other cost investments	$1,168	1,110	1,641	1,469	3,703
Investment in affiliates	$1,135	949	831	794	864
Assets of discontinued operations	$—	8,933	9,374	22,644	23,575
Total assets	$17,339	26,600	28,631	41,903	45,649
Long-term debt	$4,850	5,970	7,343	8,509	10,853
Deferred income tax liabilities, noncurrent	2,046	2,709	2,946	3,305	3,985
Liabilities of discontinued operations	—	3,854	5,002	8,217	8,462
Equity	$6,627	11,442	10,238	19,757	20,452

	Years ended December 31,
	2011	2010	2009	2008	2007
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue	$9,616	8,932	8,305	8,079	7,802
Operating income (loss)	$1,133	1,108	1,041	906	1,113
Interest expense	$(427)	(626)	(594)	(607)	(587)
Share of earnings (losses) of affiliates	$140	112	24	(953)	77
Realized and unrealized gains (losses) on financial instruments, net	$84	62	(589)	493	502
Gains on dispositions, net	$—	355	42	2	12
Other than temporary declines in fair value of investments	$—	—	—	(440)	—
Earnings (loss) from continuing operations (1):
Liberty Capital common stock	$10	28	(356)	374	—
Liberty Starz common stock	$—	—	—	—	—
Liberty Interactive common stock	$577	808	319	(597)	470
Old Liberty Capital common stock	$—	—	—	—	233
	$587	836	(37)	(223)	703
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (2):
Series A and Series B Liberty Capital common stock	$0.12	0.31	(3.71)	3.31	—
Series A and Series B Liberty Interactive common stock	$0.88	1.28	0.47	(1.07)	0.70
Old Series A and Series B Liberty Capital common stock	$—	—	—	—	1.77
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (2):
Series A and Series B Liberty Capital common stock	$0.12	0.30	(3.71)	3.31	—
Series A and Series B Liberty Interactive common stock	$0.87	1.26	0.47	(1.07)	0.69
Old Series A and Series B Liberty Capital common stock	$—	—	—	—	1.75

(1)
Includes earnings from continuing operations attributable to the noncontrolling interests of $53 million, $45 million, $39 million, $44 million and $35 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock for the period subsequent to March 3, 2008 through September 23, 2011. Basic and diluted EPS have been calculated for Liberty Interactive common stock for the periods subsequent to May 9, 2006. Basic and diluted EPS have been calculated for old Liberty Capital for the period from May 9, 2006 to March 3, 2008.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, Inc. and Provide Commerce, Inc. Backcountry

operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. Celebrate operates websites that offer costumes, invitations, accessories, décor, gifts and party supplies. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts.
Our "Corporate and Other" category includes our corporate ownership interests in other unconsolidated businesses and corporate expenses. We hold ownership interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc., Tree.com, Inc. and TripAdvisor, Inc. which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., which are accounted for at their respective fair market values and are included in "Corporate and Other."
Discontinued Operations
Prior to the LMC Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.
On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto Liberty Splitco, Inc.) (the "LMC Split-Off"). At the time of the LMC Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups. The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty for all of the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
Following the LMC Split-Off, Liberty and LMC operate as separate, publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the LMC Split-Off, Liberty and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the LMC Split-Off and to provide for an orderly transition.
On November 19, 2009, Liberty completed the split-off (the "LEI Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and the DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). LEI held Liberty's 57% interest in DIRECTV (which had a carrying value of $13,475 million at the time of the LEI Split-Off), a 100% interest in Liberty Sports Holdings, LLC, a 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI remained with Liberty and were attributed to the Entertainment Group, which Liberty redesignated as the Starz Group.

Immediately following the LEI Split-Off, Liberty, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company ("Holdings"), and LEI repaid loans to Liberty in the amount of $226 million. Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty, LEI and DIRECTV, and certain related persons (collectively, "the Malones") contributed each of their shares of LEI Series B common stock to Holdings for 1.1113 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.1113 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.
The consolidated financial statements of Liberty have been prepared to reflect LMC and LEI as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMC and LEI, for periods prior to the respective split-offs, have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.
Strategies and Challenges of Business Units
QVC. During 2011, QVC continued to see improved economic conditions and operating results. Domestically, in 2011, QVC continued to adjust its product mix, improve its programming, enhance and optimize its website and invest in multi-media opportunities.

In 2011, each of QVC's international businesses showed improved operating results in local currency and U.S dollars. QVC-UK, QVC-Germany, QVC-Italy and QVC-Japan were all helped by a weaker U.S. dollar against the UK pound sterling, the euro and the Japanese yen, respectively. Efforts by QVC-Germany to diversify its programming and product mix and increase its focus on underperforming product categories by reducing airtime allocations helped to increase the business's performance in 2011. In 2011, QVC-UK improved the sales mix, selling times and frequency of the more successful product lines, which led to increased revenue and higher product margins. Further, both QVC-Germany and QVC-UK expanded their TV platforms with the launch of second channels as well as an interactive TV platform in Germany. QVC-Japan successfully navigated through a difficult natural disaster early in the year and grew its business year-over-year. QVC-Japan continued to adjust its product lines, value perception and category mix to improve performance. In October 2010, QVC commenced operations in Italy, which is still in the start-up phase, and has seen steady improvement in revenue growth, but continues to sustain operating losses.

QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the Internet and mobile devices. In 2012, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (1) extend the breadth, relevance and exposure of the QVC brand, (2) source products that represent unique quality and value, (3) create engaging presentation content both in televised programming and online, (4) leverage customer loyalty and continue multi-platform expansion and (5) create a compelling and differentiated customer experience. In addition, QVC expects to leverage its existing systems, infrastructure and skills.

QVC-US has identified certain product growth opportunities and will continue to pursue compelling brands, unique items and dynamic and relevant personalities to fuel a constant flow of fresh concepts and large scale programming events. The upcoming enhanced website will provide improved product search and guided navigation, a second live counter programming show on-line and the ability to create micro-sites.

QVC's programming service is already received by substantially all of the multichannel television households in the US, UK, Germany and Japan. QVC's future net revenue growth will primarily depend on international expansion, additions of new customers from households already receiving our television programming and growth in sales to existing customers. QVC's future net revenue may also be affected by (1) the willingness of multichannel television distributors to continue carrying QVC's programming service, (2) the ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (3) changes in television viewing habits because of the proliferation of personal video recorders, video-on-demand and Internet video services and (4) general economic conditions.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segment and our E-commerce businesses. The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see "Results of Operations - Businesses" below.
Operating Results

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Revenue
QVC	$8,268	7,807	7,352
E-commerce	1,348	1,125	953
Corporate and other	—	—	—
	$9,616	8,932	8,305

Adjusted OIBDA
QVC	$1,733	1,671	1,556
E-commerce	123	103	112
Corporate and other	(33)	(28)	(14)
	$1,823	1,746	1,654

Operating Income (Loss)
QVC	$1,137	1,130	1,014
E-commerce	55	40	54
Corporate and other	(59)	(62)	(27)
	$1,133	1,108	1,041
Revenue.    Our consolidated revenue increased 7.7% and 7.5% for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year periods. The current year and prior year increases were the result of increased revenue at QVC ($461 million and $455 million, respectively) and the E-commerce companies ($223 million and $172 million, respectively). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $77 million and $92 million for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year periods. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $49 million, $67 million and $47 million of stock compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. The increase in stock compensation in 2010 was primarily due to the significant increase in our stock prices over that time period and a larger number of stock option grants. As of December 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $109 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.
Operating income.    Our consolidated operating income increased $25 million and $67 million for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year periods. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Other income (expense):
Interest expense	$(427)	(626)	(594)
Share of earnings (losses) of affiliates	140	112	24
Realized and unrealized gains (losses) on financial instruments, net	84	62	(589)
Gains (losses) on dispositions, net	—	355	42
Other, net	9	(47)	(6)
	$(194)	(144)	(1,123)
Interest expense.    Interest expense decreased $199 million and increased $32 million for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year periods. The overall decrease in interest expense for the current year related to a lower average debt balance throughout the year, as compared to the corresponding prior year period. The 2010 increase was primarily due to a shift from shorter term debt with lower interest rates to longer term debt which has slightly higher rates.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Expedia, Inc.	$119	103	72
TripAdvisor, Inc.	—	—	—
HSN, Inc.	38	31	(37)
Other	(17)	(22)	(11)
	$140	112	24

During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata split-off of TripAdvisor, Inc., a wholly owned subsidiary. Therefore, we have a 26% ownership interest in each of Expedia, Inc. and TripAdvisor, Inc. as of December 31, 2011.

The change of earnings (losses) of affiliates for the year ended December 31, 2010 as compared to the same period for 2009 was due to our accounting for certain equity method affiliates on a lag. These equity method affiliates took impairment charges as of December 31, 2008 and we recorded our incremental share of those losses in the first quarter of 2009. As of December 31, 2008 we had recorded other than temporary impairments of those equity method affiliates in our share of earnings (losses) as of that date. The share of losses in the first quarter of 2009 relates to the incremental portion between our other than temporary impairments and our share of losses for those equity method affiliates.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Non-strategic Securities	$55	202	238
Exchangeable senior debentures	(46)	(257)	(856)
Other derivatives	75	117	29
	$84	62	(589)

The changes in these accounts are due entirely to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate.
Gains (losses) on dispositions.    Gains on dispositions in 2010 include a gain related to the sale of our GSI Commerce, Inc. shares of $105 million and a gain of $218 million related to the disposition of all of our IAC/InteractiveCorp shares throughout the year ended December 31, 2010.
Income taxes.    Our effective tax rate for the years ended December, 2011 and 2010 was 37% and 13%, respectively. The 2011 effective tax rate is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. The 2010 effective tax rate was less than the U.S. federal income tax rate of 35% due to a nontaxable exchange of investments for a subsidiary that resulted in a deferred tax benefit of $112 million. For the year ended December 31, 2009 we recognized an income tax benefit of $45 million which was greater than the U.S federal income tax rate of 35% of our net losses due primarily to the recognition of nontaxable gains related to certain financial instruments on our own common stock.
Net earnings.    We had net earnings of $965 million, $1,937 million and $6,501 million for the years ended December 31, 2011, 2010 and 2009, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses. The December 31, 2009 net earnings includes the discontinued operations which included a significant gain related to the LEI Split-Off.
Liquidity and Capital Resources
As of December 31, 2011 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
As a result of the LMC Split-Off, S&P announced upgrades for both the QVC and the Liberty Interactive LLC (fka Liberty Media LLC) ratings, while Moody's affirmed the Liberty Interactive corporate rating and affirmed the QVC senior bond rating of Ba2.
As of December 31, 2011 Liberty had a cash balance of $847 million with approximately $320 million held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible but certain tax consequences may reduce the net amount of cash we are able to utilize for domestic purposes. We note that QVC-Japan's cash, which is approximately half of the foreign cash balance, is further encumbered by a minority interest agreement. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the company. Another significant source of liquidity is our borrowing capacity under the QVC Bank Credit Facilities under which we have $1,566 million of available credit at December 31, 2011. Additionally, our operating businesses have provided, on average, approximately $1 billion in annual operating cash flow over the prior three years. Although prior year operating cash flow was enhanced by a one time working capital change at QVC related to the amended GE Capital Retail Bank agreement, we do not anticipate any significant reductions in the $1 billion of average annual operating cash flows in future periods.
During the year ended December 31, 2011, Liberty's primary uses of cash were $899 million of debt repayments, $366 million of share repurchases and $312 million of capital expenditures. These uses of cash were funded primarily with $914 million of cash provided by operating activities, $383 million in borrowings and cash on hand.
The projected uses of Liberty cash are the costs to service outstanding debt, approximately $400 million for interest payments on QVC and parent debt, forecasted capital improvement spending of approximately $400 million, a portion of which relates to the construction of the new QVC-Japan headquarters, for 2012, the continued buyback of common stock under the approved share buyback program (subsequent to year end we made additional repurchases of approximately 3.9 million shares for $68 million through January 31, 2012) and additional investments in existing or new businesses.
QVC was in compliance with its debt covenants as of December 31, 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
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

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt (1)	$6,583	27	334	457	5,765
Interest payments (2)	4,054	393	677	644	2,340
Long-term financial instruments	59	—	59	—	—
Operating lease obligations	255	40	60	42	113
Purchase orders and other obligations	1,392	1,363	25	4	—
Total	$12,343	1,823	1,155	1,147	8,218
____________________

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

(2)
Amounts (i) are based on our outstanding debt at December 31, 2011, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2011 rates and (iii) assume that our existing debt is repaid at maturity.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. As summarized in ASU 2011-08, ASC Topic 350 has been amended to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Previously, under ASC Topic 350 an entity would be required to test goodwill, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, then, if the carrying amount was greater than the fair value of the reporting unit, step two of the test would be required to determine whether an impairment was necessary. In evaluating goodwill on a qualitative basis we reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in ASU 2011-08 to determine that it was more likely than not that there were no indicated impairments for any of our reporting units. We do not believe the outcome of performing a qualitative analysis versus immediately performing a step one test had any financial statement impact.
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
Fair Value Measurements
Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheet at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value all our non-strategic AFS securities. As of December 31, 2011 and 2010, the carrying value of our non-strategic AFS securities was $1,165 million and $1,109 million, respectively.
Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2011, the principal amount and carrying value of our exchangeable debentures were $2,967 million and $2,443 million, respectively.
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
 As of December 31, 2011, the intangible assets not subject to amortization for each of our significant reporting units was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,354	2,428	7,782
E-commerce	624	90	714
	$5,978	2,518	8,496
We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31. As discussed above, in Recent Accounting Pronouncements, we adopted the recent accounting guidance relating to annual assessments of recoverability of goodwill and we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary.
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
The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded cost and equity investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our other cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.
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
Retail Related Adjustments and Allowances.     QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2011, 2010 and 2009, sales returns represented 19.4%, 18.9% and 18.7% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2011, QVC's inventory is $906 million, which is net of the obsolescence adjustment of $90 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations. At December 31, 2011, QVC's trade accounts receivable are $1,020 million, net of the allowance for doubtful accounts of $79 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses
Operating Results by Business
QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days a year ("QVC-US"). Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany"), Japan ("QVC-Japan") and Italy ("QVC-Italy"). QVC-UK distributes its program 24 hours a day with 17 hours of live programming and QVC-Germany and QVC-Japan each distribute live programming 24 hours a day. QVC- Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional seven hours a day of recorded programming on satellite television.
QVC's operating results were as follows:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Net revenue	$8,268	7,807	7,352
Cost of sales	(5,278)	(5,006)	(4,748)
Gross profit	2,990	2,801	2,604
Operating expenses	(758)	(715)	(684)
SG&A expenses (excluding stock-based compensation)	(499)	(415)	(364)
Adjusted OIBDA	1,733	1,671	1,556
Stock-based compensation—SG&A	(22)	(18)	(16)
Depreciation and amortization	(574)	(523)	(526)
Operating income	$1,137	1,130	1,014
Net revenue was generated in the following geographical areas:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
QVC-US	$5,412	5,235	4,965
QVC-Japan	1,127	1,015	867
QVC-Germany	1,068	956	942
QVC - UK	626	599	578
QVC-Italy	35	2	—
	$8,268	7,807	7,352

QVC's consolidated net revenue increased 5.9% and 6.2% for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year. The 2011 increase in net revenue was comprised of $478 million due to a 5.6% increase in average selling price per unit ("ASP") and a $167 million increase due to net favorable foreign currency rates in all markets. These increases were partially offset by a $123 million decrease due to an increase in estimated product returns, a $56 million decrease due to a 1% decline in units sold and a $5 million decrease due to a decline in shipping and handling revenue. Returns as a percent of gross product revenue increased to 19.4% from 18.9% primarily from an increase in apparel and accessories as a percentage of the total mix of products sold.
The 2010 increase in net revenue was comprised of $358 million due to a 4.4% increase in units shipped from 157.8 million to 164.8 million, $193 million increase due to an increase of 2.3% in ASP, $34 million increase due to an increase in shipping and handling revenue and a $4 million increase due to net favorable foreign currency rates. These increases were partially offset by $134 million increase in estimated product returns. Returns as a percent of gross product revenue increased slightly to 18.9% from 18.7% due primarily to higher return rates experienced in the accessories, jewelry and electronics product categories.
During the years ended December 31, 2011 and 2010, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency was as follows:

	Percentage increase (decrease) in net revenue
	Year ended		Year ended
	December 31, 2011		December 31, 2010
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	3.4%	3.4%	5.4%	5.4%
QVC-Japan	11.0%	1.0%	17.1%	9.7%
QVC-Germany	11.7%	7.1%	1.5%	6.7%
QVC-UK	4.5%	1.0%	3.6%	5.3%
Our net revenue increased in U.S. dollars and local currency in each geographical area as compared to the prior year. QVC-US net revenue growth of 3.4% was primarily due to an 8.9% increase in ASP offset by a 4.2% decrease in units sold. QVC-US shipped sales increased mainly due to growth in sales of electronics, home and accessories product categories, which were offset by a decline in jewelry sales. QVC-UK's growth was the result of increased sales in home and apparel that was offset by softness in sales in the jewelry category. The increase in net revenue in QVC-Germany compared to prior year was mainly due to growth in home, jewelry and apparel. QVC-Japan experienced growth in apparel, but was negatively impacted by decreases in net revenue related to beauty and jewelry products. QVC-Italy sales consisted primarily of home, beauty, jewelry and apparel products. QVC-Italy was positively impacted by a 2.9% decline in returns.
On March 11, 2011, there was a significant earthquake in Japan. As a result, QVC-Japan was off-air for 12 days and experienced an interruption of its business. The facilities suffered moderate damage. QVC-Japan returned on-air and resumed operations on March 23, 2011. The earthquake and related events have impacted the year-to-date December 31, 2011 results; however, QVC-Japan has experienced a steady increase in year-to-date sales results as compared to the period year.
The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., the UK, Germany and Japan. QVC's future sales growth will primarily depend on expansions into new countries, sales growth from our e-commerce and mobile platforms, additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.
QVC's gross profit percentage was 36.2%, 35.9% and 35.4% for the three years ended December 31, 2011, 2010 and 2009, respectively. The increase in gross profit percentage in 2011 was primarily due to warehouse and freight efficiencies as a result of fewer packages shipped. The increase in the gross profit percentage in 2010 was due primarily to lower obsolescence expense as QVC continued to maintain tight inventory control.
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased $43 million or 6.0% and $31 million or 4.5% for the years ended December 31, 2011 and 2010, respectively. Included in these increases was growth of $9 million and $11 million for the years ended December 31, 2011 and 2010, respectively, related to QVC-Italy operations, which launched in October 2010. The remaining increase in 2011 was primarily due to an increase in commissions expense due to sales growth, an increase in programming expense as well as increased fixed fee payments in the UK and Japan. Operating expenses as a percent of net revenue remained consistent at 9.2% for the years ended December 31, 2011 and 2010.
Aside from Italy, the other increases in 2010 included an increase in commissions expense due to sales growth, an increase in production personnel expenses and an increase in credit card fees due to sales growth as well as an increase in rates. Despite the Italy expense, as a percent of net revenue, operating expenses declined from 9.3% to 9.2% for the year ended December 31, 2010 compared to the prior year. The 2010 decrease in operating expenses as a percent of net revenue was due primarily to lower customer service expenses due to an improvement in staff efficiencies as well as an increase in online ordering. In addition, telecommunications expense decreased due to more favorable contract rates.
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $84 million and as a percent of net revenue from 5.3% to 6.0% for the year ended December 31, 2011 as a result of a variety of factors. Italy's SG&A expenses increased $13 million and net credit card operations income decreased $13 million for the year ended December 31, 2011 (see note below). In addition, foreign exchange rates and a weakening dollar contributed $12 million of an increase in SG&A expense period over period. The remainder of QVC's SG&A expense increased $46 million or 9.8% primarily as the result of increased online marketing expense of $17 million, increased bad debt expense of $11 million, increased outside services of $7 million, increased personnel expense of $5 million, increased software expense of $3 million and increased charitable contributions of $2 million related to Japan relief efforts. The increase in bad debt compared to the prior year was due to increased penetration of product offerings on our Easy Pay installment program as a percent of overall sales as well as an increase in our overall experience rate of bad debt. The increase in outside services for the year ended December 31, 2011 was due primarily to legal services related to (i) the defense of alleged infringement matters and (ii) the prosecution and defense of certain other intellectual property claims.
QVC's SG&A expenses increased $51 million and as a percent of net revenue grew from 5.0% to 5.3% for the year ended December 31, 2010. Italy's SG&A expenses increased $16 million period over period. Net credit card operations income increased $18 million for the year ended December 31, 2010 (see note below). Excluding the impact of Italy and net credit card operations, QVC's SG&A expense increased $53 million or 12.8% for the year ended December 31, 2010. The increase was due primarily to a $16 million increase in bad debt expense, an $8 million increase in online marketing and public relations events, an $8 million increase in personnel expenses primarily related to increased management bonus compensation, $7 million increase in software expense, $6 million increase in outside services and a $4 million increase in franchise and sales tax due primarily to favorable audit settlements recorded in the prior year.
Effective August 2, 2010, upon the expiration of the existing contract, QVC entered into an amended agreement with GE Capital Retail Bank (formerly GE Money Bank), who provides revolving credit directly to QVC customers solely for the purchase of merchandise from QVC. Under the amended agreement, QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The amended agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties. QVC's operating income (and adjusted OIBDA) have been negatively impacted due to the terms of the amended agreement. However, QVC used the $501 million payment from GE Capital Retail Bank in connection with the prior arrangement to retire a portion of its outstanding bank facility in 2010. QVC's net credit card income would have been approximately $22 million and $14 million more favorable in 2011 and 2010, compared to the respective prior years, based on the terms of the expired contract compared to the amended contract.

Depreciation and amortization consist of the following:

	Years ended December 31,
	2011	2010	2009
Affiliate agreements	152	152	152
Customer relationships	173	173	180
Purchase accounting related amortization	325	325	332
Property, plant and equipment	135	128	123
Software amortization	95	51	49
Channel placement amortization	19	19	22
Total depreciation and amortization	574	523	526

In regards to software amortization, during the fourth quarter of 2011, it was determined that certain internally-developed and capitalized customer relationship management ("CRM") software would not be able to meet our service-level expectations and desired functionality. As a result, QVC recorded an impairment of certain CRM assets in the amount of $47 million.
E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $223 million and $172 million for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year periods. Each of our respective e-commerce businesses reported an increase in revenue for the years ended December 31, 2011 and 2010, as compared to the corresponding prior year periods. Such increases are the result of acquisitions, increased marketing efforts driving additional traffic and greater conversion due to site optimization and broader inventory offerings. Adjusted OIBDA for the e-commerce businesses increased $20 million for the year ended December 31, 2011 and decreased $9 million for the year ended December 31, 2010. Adjusted OIBDA as a percentage of revenue was 9.1% and 9.2% and 11.8% for the years ended December 31, 2011, 2010 and 2009 respectively. The decrease in Adjusted OIBDA conversion was primarily the result of further investment in marketing, personnel and technology to sustain continued growth for each of the consolidated businesses. The significant decrease from December 31, 2009 was primarily driven by the decision made in 2010 to change the offering of third party discount services that resulted in significantly lower commission revenue.
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2011, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
QVC	$434	1.7%	$2,070	7.3%
Corporate and other	$12	3.1%	$4,067	4.6%

In addition, QVC has entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1,750 million and seven forward interest rate swap arrangements with an aggregate notional amount of $1,350 million. Such arrangements provided for payments that began in March 2011 and will extend to March 2013. On the notional amount of $1,750 million, QVC makes fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.55% at December 31, 2011). On the notional amounts of $1,350 million, QVC will make variable payments at 3 month LIBOR (0.55% at December 31, 2011) and receive fixed payments at rates ranging from 0.57% to 0.95%.
We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments, when utilized, are recorded at fair value based on option pricing models.
At December 31, 2011, the fair value of our non-strategic AFS equity securities was $1,165 million. Had the market price of such securities been 10% lower at December 31, 2011, the aggregate value of such securities would have been $117 million lower. Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.
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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Interactive Corporation are filed under this Item, beginning on Page II-21. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
See page II-19 for Management's Report on Internal Control Over Financial Reporting.
See page II-20 for Report of Independent Registered Public Accounting Firm for our accountant's attestation regarding our internal control over financial reporting.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Liberty Interactive Corporation's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2011, Liberty Interactive Corporation's internal control over financial reporting is effectively designed and operating effectively.

Liberty Interactive Corporation's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-20 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Interactive Corporation:

We have audited Liberty Interactive Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Liberty Interactive Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Liberty Interactive Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Interactive Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 23, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Interactive Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Interactive Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Interactive Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 23, 2012

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2011 and 2010

	2011	2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$847	1,353
Trade and other receivables, net	1,054	885
Inventory, net	1,071	1,069
Other current assets	148	85
Assets of discontinued operations - current (note 4)	—	3,163
Total current assets	3,120	6,555
Investments in available-for-sale securities and other cost investments (note 6)	1,168	1,110
Investments in affiliates, accounted for using the equity method (note 7)	1,135	949
Property and equipment, at cost	2,002	1,777
Accumulated depreciation	(869)	(739)
	1,133	1,038
Intangible assets not subject to amortization (note 8):
Goodwill	5,978	5,983
Trademarks	2,518	2,513
	8,496	8,496
Intangible assets subject to amortization, net (note 8)	2,209	2,595
Other assets, at cost, net of accumulated amortization	78	87
Assets of discontinued operations (note 4)	—	5,770
Total assets	$17,339	26,600

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Continued) December 31, 2011 and 2010

	2011	2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	599	630
Accrued liabilities	801	768
Payable to Liberty Media	—	85
Current portion of debt (note 9)	1,189	493
Deferred income tax liabilities (note 10)	851	152
Other current liabilities	128	231
Liabilities of discontinued operations - current (note 4)	—	2,380
Total current liabilities	3,568	4,739
Long-term debt, including $2,443 million and $2,506 million measured at fair value (note 10)	4,850	5,970
Long-term financial instruments	59	86
Deferred income tax liabilities (note 10)	2,046	2,709
Other liabilities	189	180
Liabilities of discontinued operations (note 4)	—	1,474
Total liabilities	10,712	15,158
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2010; issued and outstanding zero shares at December 31, 2011 and 75,139,893 shares at December 31, 2010	—	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2010; issued and outstanding zero shares at December 31, 2011 and 7,363,948 shares at December 31, 2010	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares at December 31, 2010; issued and outstanding zero shares at December 31, 2011 and 49,130,652 shares at December 31, 2010	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares at December 31, 2010; issued and outstanding zero shares at December 31, 2011 and 2,917,815 shares at December 31, 2010	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 549,361,673 shares at December 31, 2011 and 570,731,067 shares at December 31, 2010	6	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,989,160 shares at December 31, 2011 and 29,059,016 shares at December 31, 2010	—	—
Additional paid-in capital	2,681	8,338
Accumulated other comprehensive earnings, net of taxes	152	226
Retained earnings	3,654	2,742
Total stockholders' equity	6,493	11,313
Noncontrolling interests in equity of subsidiaries	134	129
Total equity	6,627	11,442
Commitments and contingencies (note 17)
Total liabilities and equity	17,339	26,600

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Statements Of Operations December 31, 2011 and 2010

	2011	2010	2009
	amounts in millions, except per share amounts
Net retail sales	$9,616	8,932	8,305
Cost of sales (exclusive of depreciation shown separately below)	6,114	5,705	5,332
Gross Profit	3,502	3,227	2,973
Operating costs and expenses:
Operating	866	799	752
Selling, general and administrative, including stock-based compensation (note 3)	862	749	614
Depreciation and amortization	641	571	566
	2,369	2,119	1,932
Operating income	1,133	1,108	1,041
Other income (expense):
Interest expense	(427)	(626)	(594)
Share of earnings (losses) of affiliates, net (note 7)	140	112	24
Realized and unrealized gains (losses) on financial instruments, net (note 5)	84	62	(589)
Gains (losses) on dispositions, net	—	355	42
Other, net	9	(47)	(6)
	(194)	(144)	(1,123)
Earnings (loss) from continuing operations before income taxes	939	964	(82)
Income tax (expense) benefit	(352)	(128)	45
Earnings (loss) from continuing operations	587	836	(37)
Earnings (loss) from discontinued operations, net of taxes (note 4)	378	1,101	6,538
Net earnings (loss)	965	1,937	6,501
Less net earnings (loss) attributable to the noncontrolling interests	53	45	39
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$912	1,892	6,462
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	$211	815	127
Liberty Starz common stock	177	206	6,077
Liberty Interactive common stock	524	871	258
	$912	1,892	6,462

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	amounts in millions,
	except per share amounts
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 2):
Series A and Series B Liberty Capital common stock	$0.12	0.31	(3.71)
Series A and Series B Liberty Starz common stock	$—	—	—
Series A and Series B Liberty Interactive common stock	$0.88	1.28	0.47
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 2):
Series A and Series B Liberty Capital common stock	$0.12	0.30	(3.71)
Series A and Series B Liberty Starz common stock	$—	—	—
Series A and Series B Liberty Interactive common stock	$0.87	1.26	0.47
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 2):
Series A and Series B Liberty Capital common stock	$2.60	9.06	1.32
Series A and Series B Liberty Starz common stock	$3.47	4.12	13.13
Series A and Series B Liberty Interactive common stock	$0.88	1.46	0.43
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 2):
Series A and Series B Liberty Capital common stock	$2.54	8.76	1.31
Series A and Series B Liberty Starz common stock	$3.34	3.96	13.04
Series A and Series B Liberty Interactive common stock	$0.87	1.44	0.43

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	amounts in millions
Net earnings (loss)	$965	1,937	6,501
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(11)	(37)	1
Unrealized holding gains (losses) arising during the period	—	41	187
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	(198)	(27)
Share of other comprehensive earnings (losses) of equity affiliates	(2)	7	(5)
Other	—	56	47
Other comprehensive earnings (loss) from discontinued operations	(26)	20	72
Other comprehensive earnings (loss)	(39)	(111)	275
Comprehensive earnings (loss)	926	1,826	6,776
Less comprehensive earnings (loss) attributable to the noncontrolling interests	57	60	32
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$869	1,766	6,744
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	$189	834	167
Liberty Starz common stock	173	206	6,108
Liberty Interactive common stock	507	726	469
	$869	1,766	6,744

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	amounts in millions (See note 3)
Cash flows from operating activities:
Net earnings (loss)	$965	1,937	6,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(378)	(1,101)	(6,538)
Depreciation and amortization	641	571	566
Stock-based compensation	49	67	47
Cash payments for stock-based compensation	(3)	(20)	(9)
Noncash interest expense	9	90	97
Share of (earnings) losses of affiliates, net	(140)	(112)	(24)
Cash receipts from returns on equity investments	22	21	—
Realized and unrealized (gains) losses on financial instruments, net	(84)	(62)	589
(Gains) losses on disposition of assets, net	—	(355)	(42)
Deferred income tax expense (benefit)	44	(62)	(298)
Other noncash charges (credits), net	(5)	22	(6)
Changes in operating assets and liabilities
Current and other assets	(174)	247	5
Payables and other liabilities	(32)	46	142
Net cash provided (used) by operating activities	914	1,289	1,030
Cash flows from investing activities:
Cash proceeds from dispositions	—	459	306
Proceeds (payments) from settlement of financial instruments, net	—	(28)	7
Investment in and loans to cost and equity investees	(65)	—	(24)
Cash received in exchange transaction	—	218	—
Capital expended for property and equipment	(312)	(258)	(208)
Net sales (purchases) of short term investments	(46)	—	—
Other investing activities, net	(14)	(47)	(33)
Net cash provided (used) by investing activities	(437)	344	48
Cash flows from financing activities:
Borrowings of debt	383	2,974	1,277
Repayments of debt	(899)	(4,791)	(2,538)
Repurchases of Liberty Interactive common stock	(366)	—	—
Other financing activities, net	(48)	(83)	(121)
Net cash provided (used) by financing activities	(930)	(1,900)	(1,382)
Effect of foreign currency exchange rates on cash	(4)	14	(17)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	304	88	412
Cash provided (used) by investing activities	(104)	7	1,591
Cash provided (used) by financing activities	(264)	(1,498)	202
Change in available cash held by discontinued operations	15	1,054	(1,832)
Net cash provided (used) by discontinued operations	(49)	(349)	373
Net increase (decrease) in cash and cash equivalents	(506)	(602)	52
Cash and cash equivalents at beginning of period	1,353	1,955	1,903
Cash and cash equivalents at end of period	$847	1,353	1,955

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity

Years ended December 31, 2011, 2010 and 2009

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive
									Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2009	$—	1	—	5	—	6	—	25,132	70	(5,612)	155	19,757
Net earnings	—	—	—	—	—	—	—	—	—	6,462	39	6,501
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	282	—	(7)	275
Split Off of Liberty Entertainment, Inc. (note 4)	—	—	—	(5)	—	—	—	(16,481)	—	—	—	(16,486)
Stock compensation	—	—	—	—	—	—	—	158	—	—	—	158
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	117	—	—	—	117
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	(13)	—	—	—	(13)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Other	—	—	—	—	—	—	—	(8)	—	—	1	(7)
Balance at December 31, 2009	—	1	—	—	—	6	—	8,900	352	850	129	10,238
Net earnings	—	—	—	—	—	—	—	—	—	1,892	45	1,937
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	(126)	—	15	(111)
Stock compensation	—	—	—	—	—	—	—	148	—	—	—	148
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	34	—	—	—	34
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(714)	—	—	—	(714)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Other	—	—	—	—	—	—	—	10	—	—	4	14
Balance at December 31, 2010	$—	1	—	—	—	6	—	8,338	226	2,742	129	11,442
Net earnings	—	—	—	—	—	—	—	—	—	912	53	965
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	(43)	—	4	(39)
Stock compensation	—	—	—	—	—	—	—	72	—	—	—	72
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	17	—	—	—	17
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	(366)	—	—	—	(366)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	(213)	—	—	—	(213)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(16)	—	—	(51)	(67)
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	(100)	—	—	(6)	(106)
Distribution to stockholders for split-off of Liberty Media Corporation (note 4)	—	(1)	—	—	—	—	—	(5,110)	(31)	—	5	(5,137)
Transfer of tax attributes from Liberty Media	—	—	—	—	—	—	—	59	—	—	—	59
Balance at December 31, 2011	$—	—	—	—	—	6	—	2,681	152	3,654	134	6,627

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(1)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of Liberty Interactive Corporation (formerly known as Liberty Media Corporation) and its controlled subsidiaries (collectively, "Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce industries in North America, Europe and Asia.
(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents
Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables
Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $80 million and $67 million at December 31, 2011 and 2010, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions		Balance
	beginning	Charged	Deductions-	end of
	of year	to expense	write-offs	year
	amounts in millions
2011	$67	68	(55)	80
2010	$81	79	(93)	67
2009	$74	74	(67)	81

Inventory
Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statement of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $1,165 million and $1,109 million as of December 31, 2011 and 2010, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

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

Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee ("SAB 51 Gain"), are recognized in equity.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Equity method goodwill is also not amortized, but is evaluated for impairment upon certain triggering events.

The Company performs at least annually an impairment analysis and as discussed below, in the Recent Accounting Pronouncements, the Company adopted the recent accounting guidance relating to annual assessments of recoverability of goodwill and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in ASU 2011-08 to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there was any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the current year and prior year for other purposes.
If a step one test would have been necessary based on the qualitative factors the Company would compare the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

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

Noncontrolling Interests
The Company reports noncontrolling interests of subsidiaries within equity in the balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statement of income. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.

Foreign Currency Translation
The functional currency of the Company is the United States (''U.S.'') dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

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

Revenue Recognition
Revenue is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2011, 2010 and 2009 aggregated $1,759 million, $1,792 million and $1,656 million, respectively. Sales tax collected from customers on retail

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

sales is recorded on a net basis and is not included in revenue.

Cost of Sales
Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs
Advertising costs generally are expensed as incurred. Advertising expense aggregated $242 million, $197 million and $151 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation
As more fully described in note 13, the Company has granted to its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2011	$49
December 31, 2010	$67
December 31, 2009	$47

Included in earnings from discontinued operations for the year ended December 31, 2009 is $55 million of stock-based compensation related to stock options and restricted stock, the vesting of which was accelerated in connection with the closing of the DTV Business Combination.

As of December 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $109 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Earnings (Loss) Attributable to Liberty Interactive Corporation Stockholders and Earnings (Loss) Per Common Share
Net earnings attributable to Liberty Interactive Corporation stockholders are comprised of the following:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Earnings (loss) from continuing operations	534	788	(76)
Earnings (loss) from discontinued operations	378	1,104	6,538
	912	1,892	6,462
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding ("WASO"). As discussed in more detail in note 4, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter. Therefore, the amounts presented below are through the LMC Split-Off date.

	Period ended	Year ended	Year ended
	September 23, 2011	December 31, 2010	December 31, 2009
	numbers of shares in millions
Basic WASO	81	90	96
Stock options	2	3	1
Diluted WASO	83	93	97
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding. As discussed in more detail in note 4, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter. Therefore, the amounts presented below for December 31, 2011 are through the LMC Split-Off date.

	Period ended	Year ended	Year ended
	September 23, 2011	December 31, 2010	December 31, 2009
	number of shares in millions
Basic WASO	51	50	463
Stock options	2	2	3
Diluted WASO	53	52	466
Series A and Series B Liberty Interactive Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding. Excluded from diluted EPS for the year ended December 31, 2011 are 13 million potential common shares because their inclusion would be antidilutive.

	Year ended	Year ended	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
	number of shares in millions
Basic WASO	595	596	594
Stock options	7	9	—
Diluted WASO	602	605	594
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. As summarized in ASU 2011-08, ASC Topic 350 has been amended to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Previously, under ASC Topic 350 an entity would be required to test goodwill, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, then, if the carrying amount was greater than the fair value of the reporting unit, the step two of the test would be required to determine whether an impairment was necessary. In evaluating goodwill on a qualitative basis we reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in ASU 2011-08 to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. As part of the analysis we also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes. We do not believe the outcome of performing a qualitative analysis versus immediately performing a step one test had any financial statement impact.
(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$16	39	3
Net liabilities assumed	(3)	(1)	—
Deferred tax liabilities	1	(5)	—
Noncontrolling interest	—	—	1
Cash paid for acquisitions, net of cash acquired	$14	33	4

Available-for-sale securities exchanged for consolidated subsidiaries	$—	368	—

Cash paid for interest	$426	529	474

Cash paid for income taxes	$370	301	248

(4)	Discontinued Operations
Split-Off of Liberty Media Corporation
Prior to the LMC Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "LMC Split-Off"). At the time of the LMC Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups. The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
Following the LMC Split-Off, Liberty and LMC operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the LMC Split-Off, Liberty and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the LMC Split-Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement.
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program. The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC in the LMC Split-Off. Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position. Pursuant to the Services Agreement, LMC will provide Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters. Under theses various agreements approximately $2 million of these allocated expenses were reimbursable from Liberty to LMC since the LMC Split-Off date.
The consolidated financial statements and accompanying notes of Liberty have been prepared to reflect LMC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by LMC at the time of LMC Split-Off (for periods prior to the LMC Split-Off) have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Revenue	$2,008	2,050	1,853
Earnings (loss) before income taxes	$628	594	703
A summary of certain asset and liability amounts for LMC as of the respective dates are as follows:

	September 23, 2011	December 31, 2010
	amounts in millions
Assets
Cash and cash equivalents	$2,075	1,826
Investments in available-for-sale securities and other cost investments	$2,847	3,441

Liabilities
Financial instruments	$1,125	1,230
Deferred income tax liabilities	$428	214
Debt	$791	855

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Split-Off of LEI
On November 19, 2009, Liberty completed its split-off (the "LEI Split-Off") of its wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the business combination transaction among Liberty, LEI and the DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). LEI held Liberty's 57% interest in DIRECTV (which had a carrying value of $13,475 million million at the time of the LEI Split-Off), a wholly owned subsidiary Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI have remained with Liberty and continue to be attributed to the Entertainment Group, which Liberty redesignated as the Starz Group.

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

Because the LEI Split-Off was conditioned on, among other matters, satisfaction and waiver of all conditions to the DTV Business Combination, the LEI Split-Off and the DTV Business Combination have been recorded at fair value, and Liberty recognized an approximate $5.9 billion gain on the transaction. Such gain is included in earnings from discontinued operations in the accompanying consolidated statement of operations. Due to the tax-free nature of the LEI Split-Off and the DTV Business Combination, no taxes were recorded on the gain for financial statement purposes.

Certain combined statement of operations information for LEI, which is included in earnings from discontinued operations, is as follows:

Year ended December 31, 2009
amounts in millions
Revenue	$240
Earnings before income taxes (1)	$5,770
(1)    Includes the gain from the LEI Split-Off/DTV Business Combination in 2009.

Earnings per share impact of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
	2011	2010	2009
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 2):
Series A and Series B Liberty Capital common stock	$2.48	8.74	5.03
Series A and Series B Liberty Starz common stock	$3.47	4.12	13.13
Series A and Series B Liberty Interactive common stock	$—	0.19	(0.04)
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 2):
Series A and Series B Liberty Capital common stock	$2.42	8.46	4.98
Series A and Series B Liberty Starz common stock	$3.34	3.96	13.04
Series A and Series B Liberty Interactive common stock	$—	0.18	(0.04)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Certain assets and liabilities not owned by Liberty Interactive at the time of LMC Split-Off were attributed to the Liberty Interactive tracking stock in prior periods and certain assets and liabilities not owned by LMC at the time of the LMC Split-Off were attributed to the Liberty Capital tracking stock in prior periods. These assets and liabilities, and their resulting impacts on the attributed statement of operations, were either included or excluded from discontinued operations based on which entity owned the assets at time of split-off. This results in Liberty Interactive common stock participating in the discontinued operations for the amount attributable to Liberty Interactive common stock for those assets and liabilities it did not own at the time of the LMC Split-Off, in periods prior to the LMC Split-Off. Additionally, certain prior period EPS calculations for Liberty Capital common stock include continuing operations due to the attribution of certain debt and equity instruments in those periods to the Liberty Capital group that remained with Liberty after the LMC Split-Off as a result of the change in attribution of those assets and liabilities prior to the LMC Split-Off.
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
The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2011				December 31, 2010
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	amounts in millions
Short term marketable securities	$46	—	46	—	—	—	—	—
Available-for-sale securities	$1,165	1,165	—	—	1,109	1,109	—	—
Financial instruments	$61	—	61	—	128	—	128	—
Debt	$2,443	—	2,443	—	2,506	—	2,506	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Non-strategic Securities	$55	202	238
Exchangeable senior debentures	(46)	(257)	(856)
Other	75	117	29
	$84	62	(589)

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

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
Investments in AFS securities, the entirety of which are considered Non-strategic Securities, and other cost investments are summarized as follows:

	December 31, 2011	December 31, 2010
	amounts in millions
Time Warner Inc.	$787	701
Time Warner Cable Inc.	348	361
Other	33	48
	$1,168	1,110

(7) Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2011 and the carrying amount at December 31, 2010:

	December 31, 2011			December 31, 2010
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in millions
Expedia, Inc. (1)(2)	26%	$1,004	$621	710
TripAdvisor, Inc. (1)	26%	$873	184	—
HSN,Inc.	34%	$726	217	133
Other	various	N/A	113	106
			$1,135	949

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Expedia, Inc. (1)	$119	103	72
TripAdvisor, Inc. (1)	—	—	—
HSN,Inc.	38	31	(37)
Other	(17)	(22)	(11)
	$140	112	24

(1)
During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata split-off of TripAdvisor, Inc., a wholly owned subsidiary. Therefore, the Company has a 26% ownership interest in each of Expedia, Inc. and TripAdvisor, Inc. as of December 31, 2011.

(2)	During the years ended December 31, 2011 and 2010, Expedia, Inc. paid dividends aggregating $19 million and $19 million, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	amounts in millions
Current assets	$2,275	1,708
Property and equipment, net	320	246
Goodwill	2,877	2,865
Intangible assets	744	747
Assets of discontinued operations, noncurrent	—	865
Other assets	289	226
Total assets	$6,505	6,657
Current liabilities	$2,553	1,896
Deferred income taxes	280	264
Long-term debt	1,249	1,249
Liabilities of discontinued operations, noncurrent	—	396
Other liabilities	118	115
Noncontrolling interest	105	64
Equity	2,200	2,673
Total liabilities and equity	$6,505	6,657
Expedia Consolidated Statements of Operations

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Revenue	$3,449	3,034	2,743
Cost of revenue	(761)	(685)	(603)
Gross profit	2,688	2,349	2,140
Selling, general and administrative expenses	(2,186)	(1,825)	(1,684)
Amortization	(22)	(23)	(24)
Restructuring charges and other	—	—	(34)
Operating income	480	501	398
Interest expense	(91)	(66)	(49)
Other income (expense), net	13	(10)	(29)
Income tax (expense) benefit	(76)	(120)	(101)
Income (loss) from continuing operations	326	305	219
Discontinued operations, net of tax	148	120	85
Net earnings (loss)	474	425	304
Less net earnings (loss) attributable to noncontrolling interests	(2)	(4)	(4)
Net earnings (loss) attributable to Expedia, Inc.	$472	421	300

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

(8) Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	Total
	amounts in millions
Balance at January 1, 2010	$5,395	496	5,891
Acquisitions	—	116	116
Foreign currency translation adjustments	(23)	—	(23)
Other	(9)	8	(1)
Balance at December 31, 2010	$5,363	620	5,983
Foreign currency translation adjustments	(9)	—	(9)
Acquisitions	—	4	4
Balance at December 31, 2011	$5,354	624	5,978
Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	December 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$2,305	(1,391)	914	2,313	(1,233)	1,080
Customer relationships	2,618	(1,535)	1,083	2,597	(1,333)	1,264
Other	600	(388)	212	571	(320)	251
Total	$5,523	(3,314)	2,209	5,481	(2,886)	2,595
Amortization expense for intangible assets with finite useful lives was $490 million, $426 million and $422 million for the years ended December 31, 2011, 2010 and 2009, respectively. Based on its amortizable intangible assets as of December 31, 2011, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2012	$451
2013	$424
2014	$394
2015	$347
2016	$336

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

(9)	Debt
Debt is summarized as follows:

	Outstanding principal December 31, 2011	Carrying value
		December 31, 2011	December 31, 2010
	amounts in millions
Senior notes and debentures
5.7% Senior Notes due 2013	309	308	323
8.5% Senior Debentures due 2029	287	285	284
8.25% Senior Debentures due 2030	504	501	501
Exchangeable Senior Debentures
3.125% Exchangeable Senior Debentures due 2023	1,138	1,275	1,283
4% Exchangeable Senior Debentures due 2029	469	258	265
3.75% Exchangeable Senior Debentures due 2030	460	235	253
3.5% Exchangeable Senior Debentures due 2031	486	341	329
3.25% Exchangeable Senior Debentures due 2031	414	334	376
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	986	985
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC Bank Credit Facilities	434	434	785
Other subsidiary debt	82	82	79
Total consolidated Liberty debt	$6,583	6,039	6,463
Less current maturities		(1,189)	(493)
Total long-term debt		$4,850	5,970

Exchangeable Senior Debentures

Each $1,000 debenture of Liberty's 3.125% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 19.1360 shares of Time Warner Inc. common stock, 4.8033 shares of Time Warner Cable Inc. common stock and 1.7396 shares of AOL Inc. common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner, Time Warner Cable and AOL common stock, shares of Liberty common stock or a combination thereof. On or after April 5, 2013, Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest. On March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures at par, and Liberty, at its election, may pay the purchase price in shares of Time Warner, Time Warner Cable and AOL common stock, cash, Liberty common stock, or any combination thereof.

Each $1,000 debenture of Liberty's 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and .7860 shares of Century Link, Inc. ("Century Link") common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and Century Link common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of Liberty's 3.75% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock and .5746 shares of Century Link common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and Century Link common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of a cash distribution made by Liberty in 2007 and principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $809.90, as of December 31, 2011. Additionally, MMI is being acquired for cash which is a trigger for Liberty to repay a portion of the outstanding principal amount if the acquisition is completed. If the acquisition is completed it is estimated that Liberty would be required to make a cash payment of approximately $110 million toward the principal amount of the Motorola Exchangeables.

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

Liberty has sold, split-off or otherwise disposed of all of its shares of Motorola, Viacom, CBS, Sprint and Century Link common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use shares it owns to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that could be redeemed for cash as a current liability. Such amount aggregated $1,168 million at December 31, 2011. Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Notes and Debentures

Interest on the Senior Notes and Senior Debentures are payable semi-annually based on the date of issuance.

The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $6 million and $7 million at December 31, 2011 and 2010, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

During prior years, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 and $500 million 7.375% Senior Secured Notes due 2020 at par. Additionally, QVC issued $1,000 million principal amount of QVC Senior Secured Notes due 2019 at an issue price of 98.278% of par.

QVC Bank Credit Facilities
The QVC Bank Credit Facilities provide for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. QVC may elect that the loans extended under the revolving credit agreement bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the credit agreement, plus a margin of 0.50% to 3.00% depending on various factors, including leverage ratio. The facility is a multi-currency facility and there is no prepayment penalty. Availability under the QVC Bank Credit Facilities at December 31, 2011 was $1.6 billion. The $434 million outstanding principal matures in September 2015.
QVC was in compliance with all of its debt covenants at December 31, 2011.
QVC Interest Rate Swap Arrangements
During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provided for payments that began in March 2011 and extend to March 2013. QVC makes fixed payments at rates ranging from 2.98% to 3.67% and receives variable payments at 3 month LIBOR (0.55% at December 31, 2011). During the year ended December 31, 2011 QVC entered into seven additional swap arrangements with an aggregate notional amount of $1.35 billion requiring QVC to make variable payments at 3 month LIBOR (0.55% at December 31, 2011) and receive fixed payments at rates ranging from 0.57% to 0.95%. These swap arrangements do not qualify as cash flow

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying consolidated statements of operations.
Other Subsidiary Debt
Other subsidiary debt at December 31, 2011 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Five Year Maturities
The annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2012	$27
2013	$322
2014	$12
2015	$446
2016	$11
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheet at December 31, 2011 is as follows (amounts in millions):

Senior notes	$324
Senior debentures	$780
QVC senior secured notes	$2,202
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2011.

(10)	Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Current:
Federal	$(156)	(85)	(119)
State and local	(32)	6	(49)
Foreign	(120)	(111)	(85)
	$(308)	(190)	(253)
Deferred:
Federal	$(42)	27	249
State and local	(6)	21	46
Foreign	4	14	3
	(44)	62	298
Income tax benefit (expense)	$(352)	(128)	45

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Computed expected tax benefit (expense)	$(329)	(339)	29
Nontaxable exchange of investments for subsidiary	—	112	—
State and local income taxes, net of federal income taxes	(22)	18	(7)
Foreign taxes, net of foreign tax credits	(3)	48	(4)
Change in valuation allowance affecting tax expense	(15)	—	—
Nontaxable gains (losses) related to the Company's common stock	8	27	20
Other, net	9	6	7
Income tax benefit (expense)	$(352)	(128)	45

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2011	2010
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$70	40
Accrued stock compensation	44	33
Other accrued liabilities	69	154
Deferred revenue	5	9
Other future deductible amounts	144	92
Deferred tax assets	332	328
Valuation allowance	(16)	(1)
Net deferred tax assets	316	327

Deferred tax liabilities:
Investments	190	115
Intangible assets	1,661	1,718
Discount on exchangeable debentures	978	947
Deferred gain on debt retirements	321	313
Other	63	95
Deferred tax liabilities	3,213	3,188
Net deferred tax liabilities	$2,897	2,861

The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2011	2010
	amounts in millions
Current deferred tax liabilities	$851	152
Long-term deferred tax liabilities	2,046	2,709
Net deferred tax liabilities	$2,897	2,861

The Company's valuation allowance increased $15 million in 2011 all of which affected tax expense.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

At December 31, 2011, Liberty had federal net operating and capital loss carryforwards for income tax purposes aggregating approximately $67 million which, if not utilized to reduce taxable income in future periods, $16 million will expire in 2013, $27 million will expire in 2016 and $24 million will expire after 2016. The foregoing net operating and capital loss carryforwards are subject to certain limitations and may not be currently utilized.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2011	2010
	amounts in millions
Balance at beginning of year	$123	160
Additions based on tax positions related to the current year	13	11
Additions for tax positions of prior years	3	3
Reductions for tax positions of prior years	(5)	(23)
Lapse of statute and settlements	(11)	(28)
Balance at end of year	$123	123

As of December 31, 2011, the Company had recorded tax reserves of $123 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $71 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2011, the Company's 2001 through 2007 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2008 through 2010 tax years. The Company's tax loss carryforwards from its 2008 through 2010 tax years are still subject to adjustment. The Company's 2011 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns. The Company is currently under audit in the UK and Germany. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $6 million.

As of December 31, 2011, the Company had recorded $23 million of accrued interest and penalties related to uncertain tax positions.

(11) Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2011, no shares of preferred stock were issued.

Common Stock

Series A Liberty Interactive common stock has one vote per share, and Series B Liberty Interactive common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. The Series A and Series B common stock of participate on an equal basis with respect to dividends and distributions.
As of December 31, 2011, Liberty reserved for issuance upon exercise of outstanding stock options approximately 45.2 million shares of Liberty Interactive Series A common stock and 0.5 million shares of Liberty Interactive Series B common stock.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

In addition to the Series A and Series B Liberty Interactive common stock there are 4 billion shares of Series C common stock authorized for issuance. As of December 31, 2011, no shares of any Series C common stock were issued or outstanding.
Purchases of Common Stock
As described in note 4, in November 2009, Liberty redeemed 90% of its outstanding Liberty Entertainment common stock for shares of LEI, and the Liberty Entertainment common stock was redesignated as Liberty Starz common stock.

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

During the year ended December 31, 2011 the Company repurchased 3,146,913 shares of Series A Liberty Capital common stock for aggregate cash consideration of $213 million (through the LMC Split-Off date) and 23,864,733 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $366 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

As of December 31, 2011, put options with respect to 3 million shares of Series A Liberty Interactive common stock with a weighted average put price of $15.50 remained outstanding. Such put options expire in March 2012.
The Company accounts for the foregoing put options as financial instrument liabilities at fair value due to their settlement provisions. Accordingly, changes in the fair value of these liabilities are included in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

(12)    Transactions with Officers and Directors

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Salary compensation related to services provided are allocated from LMC to Liberty pursuant to the Services Agreement. Any cash bonus attributable to the performance of Liberty is paid directly by Liberty. The stock options relating to Liberty Capital common stock and Liberty Starz common stock were assumed by LMC at the time of the LMC Split-Off.

Chief Executive Officer Investment in Subsidiary
During 2009, 2010 and 2011, the CEO invested $4 million cash in Lockerz, LLC, an equity method affiliate of Liberty. The CEO's ownership interest is approximately 15% at December 31, 2011.

(13) Stock-Based Compensation
Liberty - Incentive Plans
 Pursuant to the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Plan"), the Company has granted to certain of its employees stock options and SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Interactive common stock. The 2000 Plan provides for Awards to be issued in respect of a maximum of 28.1 million shares of Liberty common stock. On May 1, 2007, stockholders of the Company approved the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time (the "2007 Plan"). The 2007 Plan provides for Awards to be made in respect of a maximum of 38.2 million shares of Liberty common stock. Additionally, on June 24, 2010, stockholders of the Company approved the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time (the "2010 Plan"). The 2010 Plan provides for Awards to be made in respect of a maximum of 40.9 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.
 Pursuant to the Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan, as amended from time to time (the "2002 NDIP") and the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan, as amended from time to time (the "2011 NDIP"), the Liberty Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.
Liberty - Grants
During the year ended December 31, 2011, Liberty granted, primarily to QVC employees, 6.2 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $7.32 per share. Of these grants, 3.8 million options were granted to the CEO of QVC; of those 3.8 million options, one half vest December 15, 2014 and the other half vest on December 15, 2015. The remainder of the options granted primarily vest semi-annually over the 4 year vesting period.
During the years ended December 31, 2010 and 2009 the Company granted, approximately 10.6 million and 17.5 million options to purchase shares of Series A Liberty Interactive common stock, respectively. Such options had a weighted average grant-date fair value of $7.11 and $3.57 per share, respectively.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2011, 2010 and 2009, the range of expected terms was 5.7 to 6.0 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

The following presents the range of volatilities used by Liberty in the Black-Scholes Model for the 2011, 2010 and 2009 Liberty Interactive grants.

	Volatility
2011	44.8%	-	47.5%
2010	44.8%	-	46.4%
2009	36.0%	-	46.4%
Liberty - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
	Number of Options in thousands
Outstanding at January 1, 2011	47,583	$12.10	7,491	$23.41
Granted	6,158	$15.96	—	$—
Exercised	(2,805)	$4.79	—	$—
Forfeited/Cancelled/Exchanged	(5,713)	$20.25	(7,041)	$23.64
Outstanding at December 31, 2011	45,223	$12.06	450	$19.74
Exercisable at December 31, 2011	16,155	$12.96	450	$19.74
The following table provides additional information about outstanding Awards to purchase Liberty common stock at December 31, 2011.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life		Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life		Aggregate intrinsic value (000's)
Series A Liberty Interactive	45,223	$12.06	5.2	years	$214,557	16,155	$12.96	3.1	years	$78,879
Series B Liberty Interactive	450	$19.74	3.4	years	$—	450	$19.74	3.4	years	$—
As of December 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $109 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2011, 2010 and 2009 was $33 million, $23 million and $2 million, respectively.

Liberty - Restricted Stock

The Company had approximately 2.1 million shares of unvested restricted Liberty Interactive common stock held by certain directors, officers and employees of the Company, with a weighted average grant date fair value of $11.31 per share, as of December 31, 2011.
The aggregate fair value of all restricted shares of Liberty Interactive common stock that vested during the years ended December 31, 2011, 2010 and 2009 was $14 million, $10 million and $3 million, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(14)    Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds. The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $18 million, $16 million and $18 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(15)	Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Unrealized	Share of		AOCI
	currency	holding	AOCI		of
	translation	gains (losses)	of equity		discontinued
	adjustments	on securities	affiliates	Other	operations	AOCI
	amounts in millions
Balance at January 1, 2009	$217	(3)	(6)	(103)	(35)	70
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	8	160	(5)	47	72	282
Balance at December 31, 2009	225	157	(11)	(56)	37	352
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(52)	(157)	7	56	20	(126)
Balance at December 31, 2010	173	—	(4)	—	57	226
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(15)	—	(2)	—	(26)	(43)
Distribution to stockholders for split-off of Liberty Media Corporation	—	—	—	—	(31)	(31)
Balance at December 31, 2011	$158	—	(6)	—	—	152

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2011:
Foreign currency translation adjustments	$(18)	7	(11)
Unrealized holding gains (losses) on securities arising during period	—	—	—
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	—	—	—
Share of other comprehensive earnings (loss) of equity affiliates	(3)	1	(2)
Other	—	—	—
Other comprehensive earnings (loss) from discontinued operations	$(42)	16	(26)
Other comprehensive earnings (loss)	$(63)	24	(39)
Year ended December 31, 2010:
Foreign currency translation adjustments	$(60)	23	(37)
Unrealized holding gains (losses) on securities arising during period	66	(25)	41
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(319)	121	(198)
Share of other comprehensive earnings (loss) of equity affiliates	11	(4)	7
Other	90	(34)	56
Other comprehensive earnings (loss) from discontinued operations	32	(12)	20
Other comprehensive earnings (loss)	$(180)	69	(111)
Year ended December 31, 2009:
Foreign currency translation adjustments	$2	(1)	1
Unrealized holding gains (losses) on securities arising during period	302	(115)	187
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(44)	17	(27)
Share of other comprehensive earnings (loss) of equity affiliates	(8)	3	(5)
Other	76	(29)	47
Other comprehensive earnings (loss) from discontinued operations	116	(44)	72
Other comprehensive earnings (loss)	$444	(169)	275

(16)	Transactions with Related Parties

During the year ended December 31, 2009 subsidiaries of Liberty recognized aggregate revenue of $303 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $40 million in 2009 to DIRECTV for carriage and marketing.

(17) Commitments and Contingencies
Operating Leases
Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $46 million, $38 million and $36 million for the years ended December 31, 2011, 2010 and 2009, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

 A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2011 follows (amounts in millions):

Years ending December 31:
2012	$40
2013	$35
2014	$25
2015	$22
2016	$20
Thereafter	$113
It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2011.
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
(18) Information About Liberty's Operating Segments
Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce industries. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.
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
For the year ended December 31, 2011, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

•
QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites.

•
Expedia, Inc.—a 26% owned equity method affiliate that operates an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allowing these travel suppliers to efficiently reach and provide their products and services to Expedia customers.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

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
Performance Measures

	Years ended
	December 31,
	2011		2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$8,268	1,733	7,807	1,671	7,352	1,556
E-commerce	1,348	123	1,125	103	953	112
Expedia, Inc.	3,449	699	3,034	683	2,743	605
Corporate and other	—	(33)	—	(28)	—	(14)
Total	$13,065	2,522	11,966	2,429	11,048	2,259
Eliminate equity method affiliates	(3,449)	(699)	(3,034)	(683)	(2,743)	(605)
Consolidated	$9,616	1,823	8,932	1,746	8,305	1,654
Other Information

	December 31, 2011			December 31, 2010
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$13,554	—	259	13,665	2	220
E-commerce	1,486	13	53	1,399	6	38
Expedia, Inc.	6,505	—	208	6,657	—	136
Corporate and other	2,299	1,122	—	11,536	941	—
Total	$23,844	1,135	520	33,257	949	394
Eliminate equity method affiliates	(6,505)	—	(208)	(6,657)	—	(136)
Consolidated	$17,339	1,135	312	26,600	949	258

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,823	1,746	1,654
Stock-based compensation	(49)	(67)	(47)
Depreciation and amortization	(641)	(571)	(566)
Interest expense	(427)	(626)	(594)
Share of earnings (loss) of affiliates, net	140	112	24
Realized and unrealized gains (losses) on financial instruments, net	84	62	(589)
Gains (losses) on dispositions, net	—	355	42
Other, net	9	(47)	(6)
Earnings (loss) from continuing operations before income taxes	$939	964	(82)

Revenue by Geographic Area
Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
United States	$6,670	6,298	5,884
Japan	1,133	1,019	870
Germany	1,068	956	942
Other foreign countries	745	659	609
	$9,616	8,932	8,305

Long-lived Assets by Geographic Area

	December 31,
	2011	2010
	amounts in millions
United States	$481	473
Japan	224	183
Germany	233	216
Other foreign countries	195	166
	$1,133	1,038

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

(19)    Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2011:
Revenue	$2,159	2,245	2,133	3,079
Gross Profit	$782	847	769	1,104
Operating income	$213	288	224	408
Earnings from continuing operations	$63	195	25	304
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Capital common stock	$293	8	(90)	—
Series A and Series B Liberty Starz common stock	$52	67	58	—
Series A and Series B Liberty Interactive common stock	$44	182	13	285
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.12	—	—	NA
Series A and Series B Liberty Starz common stock	$—	—	—	NA
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.49
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.12	—	—	NA
Series A and Series B Liberty Starz common stock	$—	—	—	NA
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.48
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$3.57	0.10	(1.11)	NA
Series A and Series B Liberty Starz common stock	$1.02	1.31	1.14	NA
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.49
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$3.49	0.10	(1.11)	NA
Series A and Series B Liberty Starz common stock	$0.98	1.26	1.09	NA
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.48

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2010:
Revenue	$2,025	2,053	1,968	2,886
Gross Profit	$731	769	714	1,013
Operating income	$218	274	220	396
Earnings from continuing operations	$246	38	102	450
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Capital common stock	$22	(82)	26	849
Series A and Series B Liberty Starz common stock	$57	61	48	40
Series A and Series B Liberty Interactive common stock	$310	58	105	398
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.38	(0.28)	(0.21)	0.40
Series A and Series B Liberty Starz common stock	$—	—	—	—
Series A and Series B Liberty Interactive common stock	$0.33	0.10	0.18	0.67
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.37	(0.28)	(0.21)	0.39
Series A and Series B Liberty Starz common stock	$—	—	—	—
Series A and Series B Liberty Interactive common stock	$0.33	0.10	0.17	0.66
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.23	(0.86)	0.30	9.43
Series A and Series B Liberty Starz common stock	$1.14	1.22	0.96	0.80
Series A and Series B Liberty Interactive common stock	$0.52	0.10	0.18	0.67
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.22	(0.86)	0.29	9.13
Series A and Series B Liberty Starz common stock	$1.10	1.20	0.92	0.77
Series A and Series B Liberty Interactive common stock	$0.51	0.10	0.17	0.66

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2012:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2012 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2012.

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
(a)(3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Agreement and Plan of Merger, dated as of May 3, 2009, by and among Liberty, Liberty Entertainment, Inc. (“LEI”), The DIRECTV Group, Inc. (“Old DTV”), DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 to Old DTV's Current Report of Form 8-K (File No: 001-31945) as filed on May 4, 2009 (the “Old DTV 8-K”)).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 29, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on July 30, 2009 (the “July 2009 8-K”)).

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 2, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on October 2, 2009 (the “October 2009 8-K”)).

2.4
Reorganization Agreement, dated as of August 30, 2011, between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Media Corporation's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of Liberty, dated November 19, 2009 (incorporated by reference to Exhibit 3.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on November 20, 2009).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Liberty (incorporated by reference to Exhibit 3.2 to Liberty's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011(File No. 001-33982) as filed on November 8, 2011 (the “Liberty 2011 10-Q”)).

3.3	Bylaws of Liberty (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to Liberty's Current Report on Form 8-K (File No. 001-33982) as filed on August 14, 2008).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1	Specimen certificate for shares of Liberty's Series A Liberty Interactive common stock, par value $.01 per share.*

4.2	Specimen certificate for shares of Liberty's Series B Liberty Interactive common stock, par value $.01 per share.*

4.3	Liberty undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1
Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC ("Old Liberty"), Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33982) as filed on February 25, 2010 (the “Liberty 2009 10-K”)).

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

10.11     Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.5 to the Liberty 2011 10-Q) (the "2000 Incentive Plan").

10.12     Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q) (the "2007 Incentive Plan").

10.13     Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.14     Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q) (the "2002 Directors Plan").

10.15     Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.16    Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients].*

10.17    Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Liberty 2009 10-K).

10.18    Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.19    Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan.*

10.20    Form of Restricted Stock Award Agreement under the 2002 Directors Plan.*

10.21    Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).

10.22    Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011.*

10.23    Employment Agreement between Michael George and QVC, Inc. dated May 3, 2011.*

10.24    Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 28, 2008).

10.25    Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei.*

10.26    Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009).

10.27    Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.28    Credit Agreement, dated as of September 2, 2010, among QVC, Inc., as Borrower; Wells Fargo Securities, LLC, as Lead

Arranger and Lead Bookrunner; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents; and the parties named therein as Lenders (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No. 001-33982) filed on September 3, 2010).

10.29    Form of Indemnification Agreement between Liberty and its executive officers/directors.*

10.30    Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 to Old DTV 8-K).

10.31    Tax Sharing Agreement, dated as of November 19, 2009, by and between Liberty and LEI (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the LEI Registration Statement on Form S-4 (File No: 333-158795) as filed on June 8, 2009).

10.32     Tax Sharing Agreement, dated September 23, 2011, between Liberty, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).

10.33     Services Agreement, dated as of September 23, 2011, by and between Liberty and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).

10.34     Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).

10.35     Aircraft Time Sharing Agreements, each effective as of September, 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

21	Subsidiaries of Liberty Interactive Corporation.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification. **

99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Date: February 23, 2012	By/s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: February 23, 2012	By /s/ Christopher W. Shean
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 23, 2012
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 23, 2012
Gregory B. Maffei	and President

/s/Michael A. George	Director	February 23, 2012
Michael A. George

/s/M. Ian G. Gilchrist	Director	February 23, 2012
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 23, 2012
Evan D. Malone

/s/David E. Rapley	Director	February 23, 2012
David E. Rapley

/s/M. LaVoy Robison	Director	February 23, 2012
M. LaVoy Robison

/s/Larry E. Romrell	Director	February 23, 2012
Larry E. Romrell

/s/Andrea L. Wong	Director	February 23, 2012
Andrea L. Wong

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Agreement and Plan of Merger, dated as of May 3, 2009, by and among Liberty, Liberty Entertainment, Inc. (“LEI”), The DIRECTV Group, Inc. (“Old DTV”), DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 to Old DTV's Current Report of Form 8-K (File No: 001-31945) as filed on May 4, 2009 (the “Old DTV 8-K”)).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 29, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on July 30, 2009 (the “July 2009 8-K”)).

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 2, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, DTVG One, Inc., and DTVG Two, Inc. (incorporated by reference to Exhibit 2.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on October 2, 2009 (the “October 2009 8-K”)).

2.4.
Reorganization Agreement, dated as of August 30, 2011, between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Media Corporation's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of Liberty, dated November 19, 2009 (incorporated by reference to Exhibit 3.1 to Liberty's Current Report on Form 8-K (File No: 001-33982) as filed on November 20, 2009).

3.2.
Certificate of Amendment to the Restated Certificate of Incorporation of Liberty (incorporated by reference to Exhibit 3.2 to Liberty's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011(File No. 001-33982) as filed on November 8, 2011 (the “Liberty 2011 10-Q”)).

3.3	Bylaws of Liberty (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to Liberty's Current Report on Form 8-K (File No. 001-33982) as filed on August 14, 2008).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Specimen certificate for shares of Liberty's Series A Liberty Interactive common stock, par value $.01 per share.*

4.2	Specimen certificate for shares of Liberty's Series B Liberty Interactive common stock, par value $.01 per share.*

4.3	Liberty undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1
Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC ("Old Liberty"), Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33982) as filed on February 25, 2010 (the “Liberty 2009 10-K”)).

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

10.11
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.5 to the Liberty 2011 10-Q) (the "2000 Incentive Plan").

10.12
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q) (the "2007 Incentive Plan").

10.13	Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.14
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q) (the "2002 Directors Plan").

10.15	Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.16	Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients] .*

10.17	Form of Restricted Stock Award Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan [for certain designated award recipients].*

10.18	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.19	Form of Non-Qualified Stock Option Agreement under the 2002 Director Plan.*

10.20	Form of Restricted Stock Award Agreement under the 2002 Directors Plan.*

10.21	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).

10.22	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011.*

10.23	Employment Agreement between Michael George and QVC, Inc. dated May 3, 2011.*

10.24
Letter Agreement regarding personal use of Liberty's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.38 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 28, 2008).

10.25	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei.*

10.26
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as successor of Old Liberty which was the assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009).

10.27
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.28
Credit Agreement, dated as of September 2, 2010, among QVC, Inc., as Borrower; Wells Fargo Securities, LLC, as Lead Arranger and Lead Bookrunner; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents; and the parties named therein as Lenders (incorporated by reference to Exhibit 99.2 to Liberty's Current Report on Form 8-K (File No. 001-33982) filed on September 3, 2010).

10.29	Form of Indemnification Agreement between Liberty and its executive officers/directors.*

10.30
Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty, LEI, Old DTV, DIRECTV, Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 to Old DTV 8-K).

10.31
Tax Sharing Agreement, dated as of November 19, 2009, by and between Liberty and LEI (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the LEI Registration Statement on Form S-4 (File No: 333-158795) as filed on June 8, 2009).

10.32	Tax Sharing Agreement, dated September 23, 2011, between Liberty, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).

10.33	Services Agreement, dated as of September 23, 2011, by and between Liberty and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).

10.34	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).

10.35
Aircraft Time Sharing Agreements, each effective as of September, 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

21	Subsidiaries of Liberty Interactive Corporation.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification. **

99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

QuickLinks