Form 10-K/A
period 2011-12-31
Liberty Interactive Corp
filed 2012-04-30
CIK 1355096

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

Registrant’s telephone number, including area code: (720) 875-5300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2011, was approximately $19.4 billion. At June 30, 2011 Liberty Interactive had three tracking stocks outstanding and the aggregate market value determined above includes the aggregate market value of each of the three outstanding tracking stocks. The aggregate market value of the voting stock held by non-affiliates calculated based on only the Liberty Interactive tracking stock at June 30, 2011 was approximately $9.6 billion.

The number of shares outstanding of Liberty Interactive Corporation’s common stock as of January 31, 2012 was:

Series A Liberty Interactive Common Stock — 545,894,233

Series B Liberty Interactive Common Stock — 28,989,160

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Interactive Corporation as “Liberty Interactive,” “us,” “we” and “our” in this report.

LIBERTY INTERACTIVE CORPORATION

2011 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, which includes, where applicable, our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors.

Name	Positions

John C. Malone Age: 71

Chairman of the Board and a director of our company.

Professional Background: Mr. Malone has served as a director of our company, including its predecessors, since its inception in 1994 and served as our company’s Chief Executive Officer from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI), a cable television company that was our former parent company, from November 1996 until March 1999, when it was acquired by AT&T Corp. (AT&T), and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as a director of Liberty Media Corporation (Liberty Media) since December 2010, Chairman of the Board of Liberty Media since August 2011 and Chairman of the Board of Liberty Global, Inc. (LGI) since June 2005. Previously, he served as Chairman of the Board of LGI’s predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005, as Chairman of the Board of DIRECTV from November 2009 to June 2010 and as Chairman of the Board of DIRECTV’s predecessor, The DIRECTV Group, Inc. (DTVG), from February 2008 to November 2009. He has served as a director of Discovery Communications, Inc. (Discovery) since September 2008 and served as Chairman of the Board of its predecessor, Discovery Holding Company (DHC), from March 2005 to September 2008, and as a director of DHC from May 2005 to September 2008. Mr. Malone served as a director of UnitedGlobalCom, Inc. (UGC), now a subsidiary of LGI, from January 2002 to June 2005. Mr. Malone has served as a director of (i) Expedia, Inc. (Expedia) since August 2005, (ii) Sirius XM Radio Inc. (Sirius) since April 2009 and (iii) Ascent Capital Group, Inc. since January 2010. Mr. Malone served as a director of (i) Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (ii) InterActiveCorp from May 2006 to June 2010, (iii) the Bank of New York Company, Inc. from June 2005 to April 2007 and (iv) Cablevision Systems Corp. from March 2005 to June 2005.

Board Membership Qualifications:  Mr. Malone, as President of TCI, co-founded our company and is considered one of the preeminent figures in the media and telecommunications industry.  He is well known for his sophisticated problem solving and risk assessment skills.

Gregory B. Maffei Age: 51

Chief Executive Officer, President and a director of our company.

Professional Background: Mr. Maffei has served as a director of our company since November 2005, and as its Chief Executive Officer and President since February 2006.  He also served as our company’s CEO-Elect from November 2005 through

Name	Positions

February 2006.  Mr. Maffei has served as a director and the President and Chief Executive Officer of Liberty Media since May 2007. Prior to joining our company, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation during 2005 and as Chairman and Chief Executive Officer of 360networks Corporation from 2000 until 2005.  Previously, Mr. Maffei was the Chief Financial Officer of Microsoft Corporation from 1997 to 2000.

Other Public Company Directorships: Mr. Maffei has served as a director of (i) Electronic Arts, Inc. since June 2003, (ii) Zillow, Inc. since May 2005, (iii) Liberty Media since May 2007, (iv) Sirius since March 2009, (v) Live Nation since February 2011 and (vi) Barnes & Noble, Inc. since September 2011. Mr. Maffei served as a director of DIRECTV, from November 2009 to June 2010 and as a director of its predecessor, DTVG, from February 2008 to November 2009. Mr. Maffei served as a director of Expedia from 1999 to 2003, and as a director of Starbucks Corporation from 1999 to 2006. Mr. Maffei was also Chairman of the Board of Expedia from 1999 to 2002.

Board Membership Qualifications:  Mr. Maffei brings to our board significant financial and operational experience based on his senior policy making positions at our company, Liberty Media, Oracle, 360networks and Microsoft and his public company board experience.  He provides our board with an executive and leadership perspective on the operations and management of large public companies and risk management principles.

Michael A. George Age: 50

A director of our company.

Professional Background: Mr. George has served as a director of our company since September 2011. He has served as the President of QVC, Inc. (QVC) since November 2005 and as its Chief Executive Officer since April 2006. Mr. George also serves on the board of directors of several non-profit organizations.  Mr. George previously held various positions with Dell, Inc. from March 2001 to November 2005, most notably as the chief marketing officer and general manager of Dell, Inc.’s U.S. consumer business.

Other Public Company Directorships: None.

Board Membership Qualifications: Mr. George brings to our board significant experience with commerce, retail and technology businesses based on his current executive position with QVC and his prior experience with Dell as well as in his capacity as a senior partner at McKinsey & Co., Inc.  His background and executive experience assist the board in evaluating strategic opportunities in the e-commerce and retail industries.

M. Ian G. Gilchrist Age: 62

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

Other Public Company Directorships: Mr. Gilchrist has served as a director of Liberty Media since September 2011.

Board Membership Qualifications:  Mr. Gilchrist’s field of expertise is in the media and telecommunications sector, having been involved with companies in this industry

Name	Positions

during much of his 32 years as an investment banker.  Mr. Gilchrist brings to our board significant financial expertise and a unique perspective on the company and the media and telecommunications sector.  He is also an important resource with respect to the financial services firms that our company engages from time to time.

Evan D. Malone Age: 41

A director of our company.

Professional Background: Dr. Malone has served as a director of our company since August 2008. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, and product design and prototyping services, since June 2009 and has been an engineering consultant for more than the past five years.  Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC.  During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company.  Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 until 2001. He also is a founding member of Jet Wine Bar, LLC, a start-up company in Philadelphia, which began operations in 2010.

Other Public Company Directorships:  Dr. Malone has served as a director of Liberty Media since September 2011.

Board Membership Qualifications: Dr. Malone, our company’s youngest director, brings an applied science and engineering perspective to the board. Dr. Malone’s perspectives assist the board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists the board in evaluating strategic opportunities.

David E. Rapley Age: 70

A director of our company.

Professional Background: Mr. Rapley has served as a director of our company since July 2002, having previously served as a director during 1994.  Mr. Rapley founded Rapley Engineering Services, Inc. (RESI) and served as its CEO and President from 1985 to 1998. Mr. Rapley also served as Executive Vice President of Engineering of VECO Corp. Alaska (a company that acquired RESI in 1998) from January 1998 to December 2001. Mr. Rapley has served as the President and Chief Executive Officer of Rapley Consulting, Inc. since January 2000.

Other Public Company Directorships:  Mr. Rapley has served as a director Liberty Media since September 2011. He has served as a director of LGI since June 2005 and served as a director of its predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Rapley brings to our board the unique perspective of his lifelong career as an engineer.  The industries in which our company compete are heavily dependent on technology, which continues to change and advance.  Mr. Rapley’s perspectives assist the board in adapting to these changes and developing strategies for our businesses.

M. LaVoy Robison Age: 76	A director of our company.

Name	Positions

Professional Background: Mr. Robison has served as a director of our company since June 2003. Mr. Robison served as the executive director of The Anschutz Foundation, a private foundation, from January 1998 to November 2010, and has served as a board member of this foundation since January 1998.  Prior to joining The Anschutz Foundation, he was a partner for over 25 years with KPMG, having served at one point as that firm’s audit partner for our company’s former parent TCI.

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

Larry E. Romrell Age: 72

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company since December 2011, having previously served as a director from March 1999 to September 2011. Mr. Romrell held numerous executive positions with our former parent company, TCI, from 1991 to 1999.  Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of Liberty Media since September 2011. He has served as a director of LGI since June 2005 and served as a director of its predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of companies in the media and telecommunications sector.

Andrea L. Wong Age: 45

A director of our company.

Professional Background: Ms. Wong has served as a director of our company since April 2010. Ms. Wong has served as President, International Production for Sony Pictures Television and President, International for Sony Pictures Entertainment since September 2011.  She previously served as President and CEO of Lifetime Entertainment Services from 2007 to April 2010.  Ms. Wong also served as an Executive Vice President with ABC, Inc., a subsidiary of The Walt Disney Company, from 2003 to 2007.  Ms. Wong serves on the advisory boards of several media and entertainment societies and organizations.

Other Public Company Directorships: Ms. Wong has served as a director of Liberty Media since September 2011.

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

Name	Positions
and entertainment industry, makes her a valuable member of our board.

Charles Y. Tanabe Age: 60

Executive Vice President of our company since January 2007 and the General Counsel of our company since January 1999.  A Senior Vice President of our company from January 1999 to December 2006, and the Secretary of our company from April 2001 to December 2007.

Albert E. Rosenthaler Age: 52	A Senior Vice President of our company since April 2002.

Christopher W. Shean Age: 46

A Senior Vice President of our company since January 2002 and the Chief Financial Officer since November 2011. The Controller of our company from October 2000 to October 2011 and a Vice President of our company from October 2000 to January 2002.

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

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act.  Our code of ethics is available on our website at www.libertyinteractive.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, whose chairman is M. LaVoy Robison and whose other members are M. Ian G. Gilchrist, David E. Rapley and Larry E. Romrell. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market and the SEC, as such rules and regulations exist on the date of this report.  Our board of directors has determined that Mr. Robison is an “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.   Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to:

•                  Gregory B. Maffei, our Chief Executive Officer and President;

•                  David J.A. Flowers, our principal financial officer through October 2011;

•                  Christopher W. Shean, our principal financial officer beginning November 2011; and

•                  Michael A. George, Charles Y. Tanabe and Albert E. Rosenthaler, our other three executive officers.

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

The compensation committee seeks to approve a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to similarly situated executives in other companies, including, as to the named executive officers other than Mr. George, companies in our reference group (as listed below). The compensation committee does not engage in any benchmarking analysis; rather, it is familiar with the range of total compensation paid by other companies and uses this range as a guide to ensure that the named executive officers receive attractive compensation packages. The compensation committee believes that our compensation packages should assist our company in attracting key executives critical to our long-term success. Taking into account the general industry knowledge of the members of the compensation committee, including its knowledge of the executive compensation paid by the reference group companies, and the input of our Chief Executive Officer (with respect to the compensation packages paid to our other named executive officers), the compensation committee determined to provide each named executive officer (other than Mr. George) with a 2011 compensation package comprised primarily of a base salary and a performance-based bonus.  No equity awards were made to these named executive officers in 2011 as they all received grants of multi-year equity incentive awards in one of the preceding two years.

Mr. George is party to an employment agreement with QVC, which governs his compensation arrangements.  This employment agreement is premised on the same compensation philosophy described above.  Mr. George receives a base salary and a performance-based bonus that is based upon the bonus programs in place at QVC.  Our Chief Executive Officer is responsible for reviewing and approving the executive compensation programs of our operating subsidiaries, including QVC. In addition, the compensation committee reviews and makes recommendations regarding the compensation package of the CEOs of our operating subsidiaries, including the compensation paid to Mr. George. The compensation committee generally applies the same standards as outlined herein when reviewing and making recommendations concerning executive compensation for our operating subsidiaries, including that of Mr. George. In 2011, Mr. George received a grant of multi-year equity incentive awards similar to those made to the other named executive officers in prior years.  See “—Elements of 2011 Executive Compensation—Equity Incentive Compensation.”

In the case of all our named executive officers, the compensation committee believes that performance-based bonuses and equity incentive awards should represent a substantial portion of each named executive officer’s compensation package.  At our 2011 annual stockholders meeting, our stockholders’ representing 96.6% of our aggregate voting power present and entitled to vote on our say-on-pay proposal approved, on an advisory basis, our executive compensation, as disclosed in our proxy statement for our 2011 annual meeting of stockholders.  The compensation committee did not implement any material changes to our executive compensation program as a result of this vote.

Services Agreement

In connection with the split-off of Liberty Media from our company (the LMC Split-Off), we entered into a services agreement with Liberty Media pursuant to which we compensate Liberty Media for the portion of the salary and other cash compensation Liberty Media pays to our employees, including the named executive officers (except Mr. George), that is allocable to our company for time spent by each such employee on matters related to our company.  The allocable percentages of time spent performing services for Liberty Media, on the one hand, and our company, on the other hand, are evaluated semi-annually for reasonableness. The compensation information included in the “Summary Compensation Table” below (other than with respect to Mr. George, whose cash compensation is paid directly by QVC) includes the portion of the compensation paid by Liberty Media to the named executive officers that is allocable to our company and for which we have reimbursed Liberty Media and does not include the portion of any compensation allocable to Liberty Media under the services agreement. For the period between September 24, 2011 (the day after the LMC Split-Off) through December 31, 2011, the percentage of each such named executive officer’s time that was allocated to our company was: 30% as to Messrs. Maffei and Tanabe; 40% as to Messrs. Rosenthaler and Shean; and 10% as to Mr. Flowers. Notwithstanding the services agreement, each of Liberty Media and Liberty Interactive directly paid its allocable portion of each such named executive officers’ performance-based bonus to its respective named executive officers.  See “—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses” below.

Composition of our Named Executive Officers

In connection with the LMC Split-Off, our board determined to include Michael A. George, President and Chief Executive Officer of QVC, as an executive officer of our company.  As a result, Mr. George became a named executive officer of our company for the year ended December 31, 2011.

Also, in the last quarter of 2011, David J.A. Flowers ceased to serve as our principal financial officer and treasurer, even though he remains with our company as a Senior Vice President.  At that time, Christopher W. Shean, a Senior Vice President of our company and our then-controller, became our principal financial officer, and another officer of our company became our treasurer.  As a result of these changes, Messrs. Flowers and Shean are both treated as named executive officers for the year ended December 31, 2011.

In connection with the foregoing changes, our Chairman John C. Malone is no longer a named executive officer of our company; however, information relating to his compensation is included elsewhere herein.  See “—Director Compensation—John C. Malone” and “—Director Compensation—Director Compensation Table.”

Role of Chief Executive Officer in Compensation Decisions

Recommendations with respect to our executive compensation are obtained from our Chief Executive Officer as to all elements of each other named executive officer’s compensation package, and, in the case of Mr. George, our Chief Executive Officer reviews and approves Mr. George’s compensation package before it is submitted to the compensation committee for consideration.  In taking these actions, our Chief Executive Officer evaluates the performance and contributions of each other named executive officers, given their respective areas of responsibility, and, in doing so, considers various qualitative factors such as:

•                  the named executive officer’s experience and overall effectiveness;

•                  the responsibilities of the named executive officer, including any changes to those responsibilities over the year;

•                  the named executive officer’s demonstrated leadership and management ability;

•                  the named executive officer’s compensation relative to other executives at our company with similar, greater or lesser responsibilities;

•                  the named executive officer’s compensation relative to compensation paid to similarly situated executives at companies within our reference group;

•                  the named executive officer’s years of service with us; and

•                  the performance of any group for which the named executive officer is primarily responsible.

Setting Executive Compensation

In making its compensation decision for each named executive officer, the compensation committee considers the following:

•                  each element of the named executive officer’s historical compensation, including salary, bonus, equity compensation, perquisites and other personal benefits;

•                  the financial performance of our company compared to internal forecasts and budgets;

•                  the scope of the named executive officer’s responsibilities;

•                  the performance of the group reporting to the named executive officer; and

•                  the performance evaluations and compensation recommendations given by our Chief Executive Officer as to each other named executive officer.

As mentioned above, the compensation committee also considers the range of total compensation paid by members of our reference or peer group of companies and uses this range as a guide to ensuring that our named executive officers (other than Mr. George whose compensation is not guided by this reference group of companies) receive attractive compensation packages. This group of companies consists of publicly-traded media, telecommunications and entertainment companies and includes companies with which we may compete for executive talent and stockholder investment. This reference group also includes companies in those industries that are similar to our company in size and complexity of operations. Companies included in our reference group are:

Cablevision Systems Corporation	News Corporation
CBS Corporation	priceline.com Incorporated
Comcast Corporation	Scripps Networks Interactive, Inc.
Discovery Communications, Inc.	Sirius XM Radio Inc.
DIRECTV (f/k/a The DIRECTV Group, Inc.)	Time Warner Inc.
Dreamworks Animation SKG, Inc.	Time Warner Cable Inc.
Expedia, Inc.	Viacom Inc.
IAC/InterActiveCorp	The Walt Disney Company
Liberty Global, Inc.

Given our company’s focus on video and online commerce following the completion of the LMC Split-Off, the compensation committee may develop a new reference group of companies for future periods, which group may include some of the foregoing companies.

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

In addition, the compensation committee recognizes that comparisons based on the roles performed by the named executive officers of companies in our reference group and roles performed by our named executive officers (other than Mr. George) may be difficult to draw. That difficulty is attributable, at least in part, to the fact that none of the named executive officers has the title of chief operating officer or, until the fourth quarter of 2011, chief financial officer, two positions commonly held by named executive officers of other companies. That difficulty is further pronounced when considering those companies in our reference group whose management has direct responsibility for operating businesses, because their named executive officers have responsibilities different from those of the named executive officers (other than Mr. George who has direct responsibility for QVC). As a result, the compensation committee does not seek to compare each element of our named executive officers’ compensation packages to those provided by our peer group. Rather, the peer group data is merely used as a guide for industry practice on the basis of total compensation paid. At times, total compensation, or any specific element thereof, payable to our named executive officers may exceed that of our peer group or may be less than that of our peer group. For example, the multi-year equity incentive awards discussed below are not comparable to the incentive awards generally paid by the members of our peer group. See “—Elements of 2011 Executive Compensation—Equity Incentive Compensation” below for a discussion of these awards.

Our Chief Executive Officer, Mr. Maffei, had primary responsibility for negotiating and approving Mr. George’s employment agreement and continues to have primary responsibility for approving all elements of Mr. George’s compensation because Mr. George is the chief executive officer of one of our operating subsidiaries, QVC.  Mr. Maffei draws upon his industry knowledge of compensation paid to similarly situated executives at other video and online commerce companies and other consumer goods retailers in designing the performance-based bonus program for QVC executives, in which Mr. George participates, as well as the other components of Mr. George’s compensation.  Once Mr. Maffei approves a compensation package for Mr. George, the compensation committee considers and separately approves the package.  The compensation committee applies similar standards to those outlined above in approving Mr. George’s compensation arrangements.

With respect to all named executive officers, the compensation committee believes in weighing equity incentive compensation more heavily than cash compensation, which is a practice that may not be consistently followed by our peer group or other companies that operate in the same industry as our company.

Elements of 2011 Executive Compensation

For 2011 the principal components of compensation for the named executive officers were:

•                  base salary;

•                  a performance-based bonus, payable in cash;

•                  in the case of Mr. George, a grant of multi-year equity incentive awards; and

•                  perquisites and other limited personal benefits.

Base Salary. The compensation committee reviews the base salaries of the named executive officers on an annual basis (other than Messrs. Maffei and George, who are compensated pursuant to their respective employment agreements), as well as at the time of any change in responsibilities. Historically, after establishing a named executive officer’s base salary, the compensation committee has limited increases to cost-of-living adjustments and adjustments based on an evaluation of a named executive officer’s job performance, any changes in the scope of the named executive officer’s responsibilities, and the named executive officer’s salary level compared to other named executive officers. The compensation committee believes base salary should be a relatively smaller portion of each named executive officer’s overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. The compensation committee considered these factors when setting or approving, as applicable, the base salary and annual increases to be paid to Messrs. Maffei and George under their respective employment agreements.  After completion of the annual review described above, the named executive officers (other than Messrs. Maffei and George) received cost of living adjustments to their base salaries for 2011.

2011 Performance-based Bonuses

Liberty Interactive Awards. For 2011, our compensation committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. George who participated in a separate performance-based bonus program, described below), which was similar in structure to the program adopted for 2010. This bonus program, which is structured to comply with Section 162(m) of the Internal Revenue Code (the Code), based each participant’s bonus on the achievement of an increase in the market capitalization of Liberty Media (assuming the LMC Split-Off occurred), which was subject to negative adjustment depending on a combination of corporate and personal performance measures. Pursuant to the 2011 bonus program, the aggregate market capitalization of Liberty Media’s common stock would need to exceed $5 billion (the 2011 Market Capitalization Threshold) before any participant would be entitled to receive any bonus. Liberty Media’s market capitalization was calculated using the average closing sales prices of Liberty Media’s two series of common stock for the 50 trading days ending on December 15, 2011. The market capitalization calculation was subject to adjustment to reflect stock repurchases, extraordinary dividends, recapitalizations or similar events that could affect market capitalization. If the prescribed 2011 Market Capitalization Threshold were exceeded, 0.5% of the excess would be used to establish the available notional bonus pool from which performance-based bonuses would be payable under this program. Upon establishing the final award amounts, the compensation committee determined that the actual bonus amounts would be payable in cash. That determination was made after consideration of the named executive officers’ holdings in Liberty Interactive common stock and options. In addition, the compensation committee determined to pay the bonuses in cash to better align the bonus payment structure with the bonus payment terms of Mr. Maffei’s employment agreement. Finally, our compensation committee, with the concurrence of the Liberty Media compensation committee, allocated the final bonus amounts payable between our company and Liberty Media as discussed below.

Each participant was assigned a maximum bonus amount, expressed as a multiple of his 2011 base salary (without giving effect to the allocation of such salary between our company and Liberty Media). The maximum bonus amounts were 400%, 200% and 150% for our Chief Executive Officer, executive vice president and each senior vice president, respectively. If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants, each participant’s maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount. Assuming the bonus pool was sufficient to cover the aggregate maximum bonus amounts:

•                  The compensation committee then considered reducing the maximum bonus payable to each participant based on a subjective assessment of our and Liberty Media’s financial performance. No more than 30% of a participant’s maximum bonus amount (the Corporate Performance Component) would be affected by this measure. Any reduction would be based on the rating scale below, after review of the adjusted OIBDA (as defined in our and Liberty Media’s public filings), revenue and cash flow performance of our company and Liberty Media.

Corporate Performance Component Rating	Portion of Maximum Bonus Payable
10	Full 30%
9	27%
8	24%
7	21%
6	18%
5	15%
4	12%
3	9%
2	6%
1	3%

•                  Each participant would be entitled to receive the remaining 70% of his maximum bonus amount (the Individual Performance Component or IPC) subject to the right of the compensation committee to reduce the amount payable based upon its assessment of that participant’s individual performance, as follows:

Individual Performance Rating (IPR)	Portion of Maximum Bonus Payable (IPC)
10	Full 70%
9	61.25%
8	52.50%
7	35.00%
6	17.50%
5 and below	0%

In December 2011, after calculating the Liberty Media market capitalization using the formula described above, the compensation committee determined that the 2011 Market Capitalization Threshold was sufficiently exceeded, thereby creating a notional bonus pool large enough to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount. The compensation committee then, in agreement with the Liberty Media compensation committee, made a subjective determination as to the corporate performance rating that would be ascribed for purposes of determining the Corporate Performance Component of each participating named executive officer’s bonus. In making this determination, the compensation committee considered the adjusted OIBDA, revenue and cash flow results for each of our company’s and Liberty Media’s business groups in comparison to preliminary forecasts and took into account general economic conditions and industry developments during the year. A consensus rating for the Corporate Performance Component was then agreed upon.

The compensation committee then reviewed the individual performance of each participant to determine, in agreement with the Liberty Media compensation committee, his IPR and corresponding IPC. The compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure. This determination was based on reports of our board, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participating named executive officers, the compensation committee considered the various performance objectives related to Liberty Interactive which had been assigned to each named executive officer for 2011, including:

Individual	Performance Objectives

Gregory B. Maffei

•   Completion of split-off of the Liberty Capital and Liberty Starz tracking stock groups

•   Rationalization of non-core assets

•   Outperformance of peer and stock market indices

•   Development of strategy for cash deployment by the company

•   Refinement of business development plan, including developing international expansion plans

•   Continuation of development of company-wide mobile and social media plan

•   Oversight of executive management team and continuation of long-term succession planning

Charles Y. Tanabe	• Leadership of legal staff in structuring, negotiating and completing various transactions, including the split-off of the Liberty Capital and Liberty Starz tracking stock groups

Individual	Performance Objectives

• Efficient management of legal costs and compliance costs • Oversight of legal issues handled by outside and in-house counsel • Provision of legal support to subsidiaries and equity affiliates

David J.A. Flowers

•       Negotiation and structuring of complex investments and transactions, including alternative energy transactions

•       Management of investment portfolio, including rationalization of non-core assets

•       Evaluation of potential acquisition and divestiture transactions, including completion of the sale of certain assets

Albert E. Rosenthaler

•       Completion of closing agreements with IRS on various tax matters

•       Analysis of tax implications of various asset and liability restructurings

•       Analysis of tax implications of potential business opportunities

Christopher W. Shean

•       Maintenance of timely and accurate SEC reporting

•       Broadening of responsibilities of controller role

•       Evaluation of financial control processes at operating companies, including completion of a risk assessment at those companies

•       Development of transactional and structural initiatives to improve quality of internal procedures and reporting

The following table presents information concerning the aggregate 2011 performance-based bonus payable to each named executive officer and the amount allocated to and paid by Liberty Interactive (as described below), including the Corporate Performance Component and IPC assigned to each participant.

Name	Total Cash Bonus	Cash Bonus Paid By Liberty Interactive	Corporate Performance Component (of possible 30%)	IPC (of possible 70%)
Gregory B. Maffei	$4,441,500	$1,587,600	18.00%	52.50%
Charles Y. Tanabe	$1,271,489	$454,490	18.00%	52.50%
David J.A. Flowers	$707,996	$147,625	18.00%	52.50%
Albert E. Rosenthaler	$883,740	$376,092	18.00%	70.00%
Christopher W. Shean	$751,932	$323,369	18.00%	56.91%

After determining the total cash bonus for each participant, our compensation committee, in agreement with the Liberty Media compensation committee, allocated the final total bonus amounts between Liberty Interactive and Liberty Media, and we paid each of the named executive officers the amount allocated to our company. The allocation of the Individual Performance Component was determined by reference to the amount of time spent by a named executive officer on matters for each company as well as results produced by that executive officer for each company. The Corporate Performance Component was allocated according to the amount of such measure attributable to the revenue, adjusted OIBDA and cash flow performance of the Liberty Interactive business group as compared to the revenue, adjusted OIBDA and cash flow performance of the Liberty Capital and the Liberty Starz business groups.

QVC Award.  As discussed above, Mr. George was designated as an executive officer of the company in the fourth quarter of 2011. As a result and consistent with the charter of our compensation committee, Mr. George’s 2011 performance-based bonus program, was reviewed and approved by the Chief Executive Officer of our company and our compensation committee. Mr. George’s 2011 performance-based bonus was structured to align with the 2011 performance-based bonus program established at QVC for QVC senior officers. Pursuant to the program, Mr. George would be paid a bonus based upon QVC EBITDA growth year over year. EBITDA was defined as U.S. EBITDA Growth (earnings before interest, taxes, depreciation and amortization) of QVC for fiscal year 2011. That bonus would then be subject to increase of up to 200% or decrease down to zero based on Mr. George’s individual performance, as determined by a personal modifier grid that was adopted in connection with the program. The EBITDA payout grid ranged from a threshold payout of 70% of target for 5% EBITDA growth to 240% of target for 15% EBITDA growth.

Mr. George’s target bonus was established as 100% of his base salary in connection with the signing of his employment agreement in 2011 as described below. QVC achieved a 5% EBITDA target for the year ended December 31, 2011, which resulted in a payout of 70% of target for the EBITDA performance portion of the bonus.  Mr. George’s personal performance modifier was 100%, resulting in no adjustment of his bonus up or down for his personal performance. Because Mr. George is now a named executive officer, pursuant to Mr. George’s employment agreement, his 2012 and subsequent performance-based bonuses will be determined by our compensation committee.

For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation. Consistent with our compensation philosophy, the compensation committee seeks to align the interests of the named executive officers with those of our stockholders by awarding stock-based incentive compensation. This ensures that our executives have a continuing stake in our long-term success. The compensation committee weighs stock-based compensation more heavily than cash compensation in determining each named executive officer’s overall compensation mix.

The Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the 2007 Incentive Plan) and the Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the 2010 Incentive Plan) provide for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units, stock appreciation rights and performance awards. Our executives have historically been granted stock options and awards of restricted stock in preference to other awards because of our company’s belief that options and restricted shares better promote retention of key employees through the continuing, long-term nature of an equity investment. Upon making the determination to grant equity incentive awards to our named executive officers, the compensation committee establishes the value of the awards to be made to each named executive officer, and, prior to the LMC Split-Off, that value had been allocated among our tracking stocks, pro rata, based on then-recent, relative market capitalizations of each tracker.

Stock options are awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date.  Historically, grants had been made to our employees once a year with a term of seven years and vesting over a three to five year period. In late 2009 and early 2010, however, the compensation committee determined to make larger grants (equaling approximately four to five years’ value of the annual grants made in 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These new grants provide for back-end weighted vesting and expire in 10 years rather than 7 years to encourage our executives to remain with our company over the long-term and to better align them with our shareholders.  Mr. Maffei received such a multi-year grant in December 2009 and the other named executive officers (other than Mr. George) received similar multi-year stock option awards in March 2010. The grants to the named executive officers (other than Mr. Maffei and Mr. George) vest one-third of the shares subject to such options in each of June 2013, June 2014 and December 2015. Mr. Maffei’s multi-year grant vests one-half in December 2013 and one-half in December 2014. In keeping with this compensation philosophy, Mr. George received a multi-year stock option award in March 2011.  One-half of the shares subject to Mr. George’s options vest in each of December 2014 and December 2015 and the options expire 7 years from grant.  For more information regarding these equity incentive grants, please see the “Grants of Plan-Based Awards” table below.

Perquisites and Other Personal Benefits. The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty Media 401(k) Savings Plan and the payment of life insurance premiums) consist of:

•                  limited personal use of Liberty Media’s corporate aircraft (pursuant to an aircraft sharing arrangement between our company and Liberty Media);

•                  occasional, personal use of Liberty Media’s apartment in New York City (pursuant to a sharing arrangement between our company and Liberty Media), which is primarily used for business purposes, and occasional, personal use of a company car and driver;

•                  in the case of the named executive officers other than Mr. George, for periods prior to the LMC Split-Off, a deferred compensation plan that provides above-market preferential returns; and

•                  in the case of Mr. George, a tax gross-up relating to certain out of state income taxes to which Mr. George was subject in connection with the performance of his duties outside of QVC’s headquarters.

On occasion, and with the approval of our Chairman or Chief Executive Officer, executives may have family members and other guests accompany them on Liberty Media’s corporate aircraft when traveling on business.  Under the terms of the employment arrangements with our Chairman and Chief Executive Officer, those individuals and their guests may use the corporate aircraft we share with Liberty Media for non-business purposes subject to specified limitations.

Pursuant to Mr. Maffei’s employment agreement (which was assigned to Liberty Media in the LMC Split-Off), Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, except as otherwise provided below, (ii) the cessation of ownership or lease of corporate aircraft or (iii) December 31, 2014. If Mr. Maffei’s employment terminates due to disability, for good reason or without cause, Mr. Maffei will be entitled to continued use of the corporate aircraft for 18 months after termination of his employment.  Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of the corporate aircraft. Pursuant to our services agreement and aircraft sharing arrangement with Liberty Media, we reimburse Liberty Media for any costs, calculated in accordance with SIFL rates, associated with Mr. Maffei using its corporate aircraft that are allocable to our company.

For disclosure purposes, we determine the aggregate incremental cost to our company of an executive’s personal use of corporate aircraft using a method that takes into account:

•                  landing and parking expenses;

•                  crew travel expenses;

•                  supplies and catering;

•                  aircraft fuel and oil expenses per hour of flight;

•                  any customs, foreign permit and similar fees; and

•                  passenger ground transportation.

Because the company’s aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, purchase or lease costs of aircraft and costs of maintenance and upkeep.

For purposes of determining an executive’s taxable income, personal use of corporate aircraft is valued using a method based on SIFL rates, as published by the IRS. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the

Code to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million.  See “—Deductibility of Executive Compensation” below.

Deferred Compensation. Prior to the LMC Split-Off, the named executive officers (other than Mr. George who is an employee of our operating subsidiary, not our company), as well as other executives with the title of Senior Vice President and above, were entitled to participate in our former 2006 Deferred Compensation Plan (as amended and restated) to help accommodate their tax and estate planning objectives. This plan was originally adopted by our board of directors and assumed by Liberty Media in the LMC Split-Off. Under the plan, participants were entitled to elect to defer up to 50% of their base salaries and their cash performance bonuses. Compensation deferred under the plan that otherwise would have been received in 2011 prior to the LMC Split-Off will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. In the LMC Split-Off, Liberty Media assumed the plan and all outstanding obligations thereunder. Following the LMC Split-Off, our named executive officers may not participate in the plan with respect to any portion of their base salaries or cash performance bonuses allocable to our company, with the exception of the application of the previously made deferral elections to the 2011 performance-based bonuses which were paid by Liberty Interactive. Mr. Shean had a deferral election in place for such bonus, and we will be responsible for the payment of such deferred amount and all interest thereon going forward. For more information on the deferred compensation plan, see “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” and the “—Nonqualified Deferred Compensation Plans” table below.

Employment Arrangements with Certain Named Executive Officers

In December 2009, the compensation committee approved a new compensation package for Mr. Maffei commencing January 1, 2010, which was later memorialized in his employment agreement. In connection with the LMC Split-Off, Liberty Media assumed his employment agreement but we effectively continue to be subject to the compensatory requirements included therein as we share Mr. Maffei’s services with Liberty Media. In addition, in connection with the assignment of his employment agreement to Liberty Media, we entered into a separate agreement with Mr. Maffei pursuant to which we memorialized our respective rights and obligations with respect to his Liberty Interactive equity incentive awards. For a more detailed description of these arrangements, see “—Executive Compensation Arrangements—Gregory B. Maffei” below.

In May 2011, in recognition of Mr. George’s strong performance at our operating subsidiary, QVC, and to induce him to remain with QVC as its chief executive officer, QVC entered into an employment agreement with Mr. George. Consistent with our executive compensation policies, Mr. Maffei was primarily responsible for negotiating and approving the compensatory elements included in Mr. George’s employment agreement (as described in more detail above). For a more detailed description of these arrangements, see “—Executive Compensation Arrangements—Michael A. George” below.

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

Risk Assessment in Compensation Programs

Following the completion of a risk assessment of our compensation programs applicable to all employees, we have concluded that the design and operation of our compensation programs do not provide our employees with incentive to engage in business activities or other actions that would threaten the value of our company or the investment of our stockholders.  We have also concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on our company. In making these determinations, we considered that the 2011 performance-based bonus program for our executive officers included, as a threshold requirement for the payment of any bonuses, a minimum aggregate market capitalization of our former subsidiary Liberty Media, which would have been supported by Liberty Media’s ongoing stock repurchase program.  However, we believe that the inclusion of the separate corporate performance evaluation and the individual performance evaluation to establish the actual bonus amounts payable under this program more than mitigate any perceived risk associated with the use of Liberty Media’s market capitalization in determining executive compensation. See “Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses”. This assessment also consisted of a review of program policies and practices, determinations as to the sufficiency of risk identification, and determinations as to our ability to manage significant risks arising from such programs.

SUMMARY COMPENSATION TABLE

Name and Principal Position (as of 12/31/11)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4) (5) (6)		Total ($)

Gregory B. Maffei	2011	1,299,375	—	—	—		1,587,600	(7)	—	384,718	(8)	3,271,693
President and Chief Executive Officer	2010	1,500,000	—	—	—		4,302,000		—	593,793	(8)	6,395,793
	2009	1,000,000	—	1,687,503	79,345,879	(9)	5,062,500		4,096	393,587	(8)	87,493,565	(9)

Charles Y. Tanabe	2011	743,956	—	—	—		454,490	(7)	—	30,288		1,228,734
Executive Vice President and	2010	875,500	—	—	16,528,958		1,332,073		—	29,403		18,765,934
General Counsel	2009	875,500	—	350,233	2,292,387		1,050,600		1,361	29,403		4,599,484

David J.A. Flowers	2011	518,862	—	—	—		147,625	(7)	—	28,271		694,758
Senior Vice President	2010	650,000	177,000	—	8,815,417		699,075		—	29,403		10,370,895
	2009	650,000	—	205,686	1,222,602		616,992		763	29,403		2,725,446

Michael A. George	2011	1,000,000	—	—	27,867,300	(10)	700,000		—	52,583	(11)	29,619,883
President, QVC, Inc.

Albert E. Rosenthaler	2011	569,075	—	—	—		376,092	(7)	—	26,517		971,684
Senior Vice President	2010	650,000	—	—	8,815,417		784,388		—	27,122		10,276,927
	2009	650,000	—	205,686	1,222,602		616,992		371	27,122		2,722,773

Christopher W. Shean	2011	569,075	—	—	—		323,369	(7)	8,905	25,816		927,165
Senior Vice President and Chief Financial	2010	650,000	—	—	8,815,417		699,075		8,588	26,210		10,199,290
Officer (principal financial officer)	2009	650,000	—	173,651	1,222,602		521,016		5,282	25,640		2,598,191

(1)                                  With respect to the year ended December 31, 2011, the amounts set forth in this table reflect compensation paid to our named executive officers from January 1, 2011 to September 23, 2011 (the date of the LMC Split-Off) and compensation paid to our named executive officers by Liberty Media, but allocable to our company under the services agreement, for the period September 24, 2011 to December 31, 2011 (except with respect to Mr. George, whose compensation reported below was paid directly by QVC with respect to the entire year and is not covered by the services agreement). With respect to the years ended December 31, 2010 and 2009, the amounts set forth in this table reflect all compensation paid to our named executive officers by our company (other than Mr. George who first became a named executive officer of our company in 2011). See “—Compensation Discussion and Analysis—Services Agreement.”

(2)                                  The aggregate grant date fair value of the equity incentive awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2011 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 23, 2012).

(3)                                  Reflects the above-market earnings credited during 2011, 2010 and 2009 to the deferred compensation accounts of each applicable named executive officer. See “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—Deferred Compensation,” and “—Nonqualified Deferred Compensation Plans” below. Additionally, the 2011 amount reflected for Mr. Shean represents the portion of above-market earnings incurred prior to the LMC Split-Off and an additional amount of above-market earnings following the LMC Split-Off on the portion of Mr. Shean’s year-end bonus which was allocated to our company under the services agreement.

(4)                                  The Liberty Media 401(k) Savings Plan, which was sponsored and administered by our company prior to the LMC Split-Off, was transferred to and assumed by Liberty Media. The plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and we contributed a matching contribution based on the participants’ contributions as set forth in the plan. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution.

Generally, participants acquire a vested right in our matching contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

Included in this column, with respect to each named executive officer, is $24,500 of matching contributions made by our company to the Liberty Media 401(k) Savings Plan in each of 2011, 2010 and 2009, respectively, except with respect to Mr. George, for which a $16,367 matching contribution was made by QVC to its 401(k) savings plan in 2011. With respect to these matching contributions, all of our named executive officers are fully vested.

(5)                                  Included in this column are the following life insurance premiums paid by our company (with the exception of Mr. George, whose life insurance premium was paid by QVC), on behalf of each of the named executive officers and, for amounts reflected for 2011 following the LMC Split-Off, paid by Liberty Media and allocated to our company under the services agreement:

	Amounts ($)
Name	2011	2010	2009
Gregory B. Maffei	2,017	2,622	1,710
Charles Y. Tanabe	5,788	4,903	4,903
David J.A. Flowers	3,771	4,903	4,903
Michael A. George	1,373	—	—
Albert E. Rosenthaler	2,017	2,622	2,622
Christopher W. Shean	1,316	1,710	1,140

(6)                                  We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(7)                                  Reflects the portion of the 2011 performance-based bonuses paid by our company. See “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses.”

(8)                                   Includes the following:

	Amounts ($)
	2011		2010	2009
Reimbursement for personal legal services	—		118,589	—
Compensation related to personal use of corporate aircraft (a)	355,201	(b)	445,082	364,766

(a) Calculated based on aggregate incremental cost of such usage to our company.

(b) Includes the amounts allocated to our company under the services agreement following the LMC Split-Off.

Prior to the LMC Split-Off, we owned an apartment in New York City which was primarily used for business purposes. The apartment was assigned to Liberty Media in the LMC Split-Off. Mr. Maffei makes use of this apartment and a company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Maffei.

(9)                                   Includes the grant date fair value of Mr. Maffei’s multi-year option award granted in connection with his previous agreement in principle to continue serving as our Chief Executive Officer until 2014.  See “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—Equity Incentive Compensation” for information regarding our compensation practices relating to equity incentive awards. Although his amended compensation package, which applies to the period 2010-2014, was assumed by Liberty Media in connection with the LMC Split-Off, these awards were granted in December 2009 by our company and are, accordingly, reflected in his 2009 compensation information above. Mr. Maffei entered into a separate agreement with our company with respect to certain of his equity awards (including his Multi-Year Award) in connection with the LMC Split-Off. See “—Executive Compensation Arrangements—Gregory B. Maffei—Agreement Regarding LINTA Equity Awards.”

(10)                             Represents the grant date fair value of Mr. George’s multi-year option award granted in March 2011. See “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—Equity Incentive Compensation” and “—Executive Compensation Arrangements—Michael A. George” for more information. Mr. George’s multi-year option award is similar in function to the multi-year awards previously granted to named executive officers, and it is anticipated that Mr. George will not receive any additional equity awards during the term of his employment agreement with QVC.

(11)                             Includes a tax gross-up relating to certain out of state income taxes to which Mr. George was subject in connection with the performance of his duties outside of QVC’s headquarters.

Executive Compensation Arrangements

Gregory B. Maffei

Employment Agreement.  On December 17, 2009, the compensation committee approved in principle a new compensation arrangement in favor of Mr. Maffei providing, among other things, for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 200% of the applicable year’s annual base salary. Also, on December 17, 2009, in connection with the approval in principle of his compensation arrangement, Mr. Maffei received a multi-year grant of options to purchase the following shares of our company with exercise prices equal to the closing sale prices of the applicable series of stock on the grant date: 8,743,000 shares of LINTA, 760,000 shares of our former Series A Liberty Starz common stock and 1,353,000 shares of our former Series A Liberty Capital common stock. One-half of the options will vest on the fourth anniversary of the grant date with the remaining options vesting on the fifth anniversary of the grant date, in each case, subject to Mr. Maffei’s continued employment on the applicable vesting date. The options have a term of 10 years. See “—Agreement Regarding LINTA Equity Awards” below for more information regarding these options.

On May 17, 2010, we entered into a definitive employment agreement with Mr. Maffei, memorializing the compensation arrangement that was approved in principle by the compensation committee on December 17, 2009. The employment agreement also included terms related to Liberty Interactive equity awards held by Mr. Maffei, including the multi-year award of options that was granted to him on December 17, 2009 (as described in more detail below).

In connection with the LMC Split-Off, Liberty Media assumed this employment agreement, and in February 2012 the agreement was amended and restated effective September 23, 2011 to reflect the change in employer and to specify the equity awards covered by the agreement following the LMC Split-Off. The amended and restated agreement with Liberty Media provides that: (i) in the event Mr. Maffei is terminated for cause (as defined in the agreement) he will be entitled only to his accrued base salary, unpaid expenses and any amounts due under applicable law; (ii) if Mr. Maffei terminates his employment without good reason (as defined in the agreement), he will be entitled only to his accrued base salary, accrued but unpaid bonus for the prior year, unpaid expenses and any amounts due under applicable law (Standard Payments); (iii) if Mr. Maffei is terminated by Liberty Media without cause or if he terminates his employment for good reason, the agreement provides for him to receive the Standard Payments and a severance payment of $7.8 million; and (iv) in the case of Mr. Maffei’s death or his disability, the agreement provides for the right to receive the Standard Payments and a severance payment of $7.8 million. In addition, if Mr. Maffei is terminated without cause or due to disability, or terminates his employment for good reason, Mr. Maffei will be entitled to continuation of certain perquisites for 18 months, including use of our corporate aircraft. Although we are not a party to Mr. Maffei’s amended and restated employment agreement, we are obligated to reimburse Liberty Media for our allocable portion of any payments made to Mr. Maffei thereunder (other than payments relating to equity awards which are not allocable under the services agreement) pursuant to the services agreement.

Agreement Regarding LINTA Equity Awards. Following the LMC Split-Off, Mr. Maffei continued to be the President and Chief Executive Officer of our company and we entered into an Agreement Regarding LINTA Equity Awards with Mr. Maffei, effective as of September 23, 2011, pursuant to which we agreed that for so long as Mr. Maffei is employed by us he will be employed as the company’s President and Chief Executive Officer and will be nominated and recommended for election to our board of directors at each annual meeting of shareholders occurring prior to December 31, 2014. The agreement includes provisions, similar to those in Mr. Maffei’s December 2009 employment agreement, regarding his employment as our company’s President and Chief Executive Officer while he is employed by our company and regarding his position on our board of directors, including his membership on the executive committee of the board. The agreement does not include an obligation to pay Mr. Maffei a salary or bonus or to provide him with benefits (other than reimbursement of expenses) or to pay him severance upon termination of his employment with us, but our company bears a portion of the cost to Liberty Media of Mr. Maffei’s salary, bonus, severance and other benefits pursuant to agreements entered into between our company and Liberty Media in connection with the LMC Split-Off (as described above).

The Agreement Regarding LINTA Equity Awards also includes terms previously set forth in his 2009 employment agreement with us that relate to Liberty Interactive Corporation equity awards held by Mr. Maffei, including terms that affect the options to now purchase 8,743,000 shares of LINTA stock at an exercise price of $10.27 per share that were granted to Mr. Maffei on December 17, 2009 (the Multi-Year Award). One-half of the options granted in the Multi-Year Award will vest on the fourth anniversary of the grant date with the remaining options vesting on the fifth anniversary of the grant date, in each case, subject to Mr. Maffei being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of 10 years.

The Agreement Regarding LINTA Equity Awards provides that, in the event Mr. Maffei is terminated for cause (as defined in the agreement), or if he terminates his employment without good reason (as defined in the agreement), he will forfeit all rights to his unvested restricted shares and unvested options.  However, in both cases, his vested, unexercised options and similar rights as of his termination date will remain exercisable either (1) for 90 days after his termination or until the original expiration date of the applicable award, if sooner, or (2) if any such termination of his employment occurs following December 31, 2014 or following a change in control of our company (as defined in the agreement), until the original expiration date of the applicable award. If Mr. Maffei is terminated by our company without cause or if he terminates his employment for good reason, the agreement provides for his unvested restricted shares and unvested options and similar rights (including his Multi-Year Award) to vest pro rata based on the portion of the vesting period elapsed through the termination date plus 18 months and for all vested and accelerated options and similar rights to remain exercisable until their respective expiration dates; provided, that if Mr. Maffei continues to be employed by Liberty Media following such a termination from our company without cause or for good reason, he may elect to have his unvested equity awards continue to vest in accordance with the terms of the agreement based on his continued service with Liberty Media. If a termination without cause or for good reason occurs within 90 days before or 210 days after members of the Malone Group (as defined in the agreement) cease to meet certain ownership requirements with respect to our company as described in the agreement, then Mr. Maffei’s unvested restricted shares and unvested options and similar rights granted by our company will instead vest in full and will remain exercisable until their respective expiration dates.  In the case of Mr. Maffei’s death or his disability, the agreement provides for his unvested restricted shares and unvested options and similar rights to fully vest and for his vested and accelerated options and similar rights to remain exercisable until their respective expiration dates.  Further, in the event of certain change in control transactions, including spin-off or split-off transactions which exceed a specified threshold of our company’s consolidated assets, Mr. Maffei’s unvested restricted shares and unvested options and similar rights would vest in full unless Mr. Maffei is named the Chief Executive Officer of the spin-off or split-off entity and his equity awards are adjusted in the transaction in such a manner as to preserve the intrinsic value thereof.

The Agreement Regarding LINTA Equity Awards further provides that it is intended to meet the requirements of Section 409A of the Internal Revenue Code (the Code) and provides for certain reimbursements to Mr. Maffei in the event the agreement does not so comply. The agreement also contains customary provisions pertaining to confidentiality and limitations on outside activities.

Aircraft Usage.  In 2008, we entered into a letter agreement with Mr. Maffei, which was assumed by Liberty Media in connection with the LMC Split-Off, pursuant to which he is entitled to personal use of corporate aircraft not to exceed 120 hours of flight time per year through the first to occur of the termination of his employment agreement with Liberty Media or the cessation of aircraft ownership by Liberty Media. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of Liberty Media’s corporate aircraft. Pursuant to our services agreement and aircraft sharing arrangement with Liberty Media, we reimburse Liberty Media for any costs, calculated in accordance with SIFL, associated with Mr. Maffei using its corporate aircraft that are allocable to our company.

Michael A. George

On May 3, 2011, QVC entered into an employment agreement with Mr. George. The agreement provides for, among other things, a five year employment term beginning January 1, 2011 and ending December 15, 2015, with an annual base salary of $1 million, increasing annually by 3% of the prior year’s base salary, and an annual target cash bonus equal to 100% of the applicable year’s annual base salary which will be determined by the chief executive officer of our company pursuant to criteria established in QVC’s annual bonus program (which program is approved each year by our company’s chief executive officer) or, in the event Mr. George is considered a “covered employee” for any given year for purposes of Section 162(m) of the Code, his bonus will be determined by our company’s compensation committee based on such criteria as approved in advance by such committee and that are designed in a manner such that the bonus will be treated as “qualified performance-based compensation” within the meaning of Section 162(m). Also pursuant to the agreement, Mr. George is entitled to certain welfare, retirement and fringe benefits available to senior-level executives of QVC.

On March 2, 2011, Mr. George was granted 3.8 million options to acquire shares of LINTA (the 2011 LINTA Options) at an exercise price of $16.01 per share, which was the closing price of LINTA on such date. One-half of the 2011 LINTA Options will vest on December 15, 2014 with the remaining options vesting on December 15, 2015. The options have a term of 7 years. It is anticipated that Mr. George will not receive any additional equity award grants during the term of his employment agreement.

The agreement provides that, in the event Mr. George is terminated for cause (as defined in the agreement), he will be entitled to his accrued base salary through the date of termination, unpaid expenses, his vested benefits and any amounts due under applicable law. In addition, all equity awards granted to Mr. George prior to January 1, 2011 that are outstanding and unvested at the time of his termination for cause (the Pre-2011 Unvested Awards) and all 2011 LINTA Options then held by Mr. George that have not become exercisable as of the date of such termination will be forfeited, and all equity awards granted to Mr. George prior to January 1, 2011 that are outstanding and vested but unexercised at the time of such termination (the Pre-2011 Vested Awards) and all 2011 LINTA Options that are outstanding and vested but unexercised as of the date of such termination will remain exercisable for a period of up to 90 days after the date of such termination or until the original expiration date of the options if sooner. If Mr. George terminates his employment without good reason (as defined in the agreement), he will be entitled to his accrued base salary though the date of termination, any declared but unpaid bonus for the calendar year prior to the year of termination, unpaid expenses, his vested benefits and any amounts due under applicable law. He will forfeit all rights to any Pre-2011 Unvested Awards and to any 2011 LINTA Options then held that have not become exercisable as of the date of his termination, any Pre-2011 Vested Awards that are options or similar rights will be treated as specified in the applicable agreement governing such equity award, and any 2011 LINTA Options that are outstanding and vested but unexercised as of the date of termination will be exercisable for a period of 90 days after the date of termination or until the original expiration date of the options if sooner. If, however, Mr. George terminates his employment for good reason or if his employment is terminated by QVC without cause, then he is entitled to receive his base salary for a period of one year and a lump sum payment of $1.5 million, in addition to accrued base salary through the date of termination, unpaid expenses, his vested benefits and any other amounts due under applicable law. In addition, any Pre-2011 Unvested Awards held on the date of termination that would have vested during the 365-day period following the date of such termination had Mr. George continued to be employed by QVC during such period will vest as of the date of termination. Further, a pro rata portion of each tranche of the 2011 LINTA Options that is not vested on the date of termination will vest as of such date, with such pro rata portion based on the portion of time Mr. George was employed by QVC and its affiliates during the vesting period of such tranche plus 365 days. The exercisability of any Pre-2011 Vested Awards, any vested 2011 LINTA Options and any Pre-2011 Unvested Awards that vest pursuant to the foregoing sentence will be extended to the earlier of the original expiration date of the option or two years from the date of the termination. In the case of Mr. George’s death or disability (as defined in the agreement), the agreement provides for the right to receive his base salary for a period of one year, his accrued base salary through the date of termination, unpaid expenses, any declared but unpaid bonus for the calendar year prior to the year in which the termination occurs, his vested benefits and any amounts due under applicable law. In addition, the Pre-2011 Vested Awards, the Pre-2011 Unvested Awards and the 2011 LINTA Options will immediately vest and become exercisable (to the extent not already vested) and will be exercisable throughout the remainder of the full original term of such equity award.

Equity Incentive Plans

The 2007 Incentive Plan and the 2010 Incentive Plan are administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The existing incentive plans are designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. Our compensation committee may grant non-qualified stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing under the existing incentive plans (collectively, awards).

The maximum number of shares of our common stock with respect to which awards may be issued under the 2007 Incentive Plan is 38,185,000 and under the 2010 Incentive Plan is 40,915,000, subject, in each case, to anti-dilution and other adjustment provisions of the respective plans. With limited exceptions, no person may be granted in any calendar year awards covering more than 6,439,698 shares of our common stock under the 2007 Incentive Plan and 6,546,903 shares of our common stock under the 2010 Incentive Plan (subject, in each case, to anti-dilution and other adjustment provisions of the plans) nor may any person receive under each of the existing incentive plans payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the existing incentive plans are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Each of the 2007 Incentive Plan and the 2010 Incentive Plan has a 5 year term.

2006 Deferred Compensation Plan

Effective for the year beginning January 1, 2007 and until the time of the LMC Split-Off, officers of our company at the level of Senior Vice President and above were eligible to participate in the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated, the 2006 deferred compensation plan).  In connection with the LMC Split-Off (pursuant to which employees of our company became employees of Liberty Media), Liberty Media assumed this plan and all obligations outstanding thereunder. Prior to the assumption of this plan by Liberty Media, each eligible officer of our company, including our Chief Executive Officer, principal financial officer and principal accounting officer, could elect to defer up to 50% of his annual base salary and the cash portion of his performance bonus under the 2006 deferred compensation plan. Elections were required to be made in advance of certain deadlines and could include (1) the selection of a payment date, which generally could not be later than 30 years from the end of the year in which the applicable compensation is initially deferred, and (2) the form of distribution, such as a lump-sum payment or substantially equal annual installments over two to five years.  Compensation deferred under the 2006 deferred compensation plan earned interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

As a result of the assumption by Liberty Media of this plan, an officer of our company is only permitted to defer up to 50% of the portion of such officer’s annual base salary and the portion of such officer’s performance bonus, in each case, allocable to Liberty Media pursuant to the services agreement. Our officers are no longer permitted to elect the deferral of a portion of their base salary and performance bonus allocable to our company, with the exception of the application of the previously made deferral elections to the 2011 performance-based bonuses which were paid by Liberty Interactive. Mr. Shean had a deferral election in place for such bonus, and we will be responsible for the payment of such deferred amount and all interest thereon going forward.

The Liberty Media board of directors reserves the right to terminate the 2006 deferred compensation plan at any time.  An optional termination by the Liberty Media board of directors will not result in any distribution acceleration.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2011 to the named executive officers.

					All other
					stock	All other
					awards:	option
					Number	awards:		Exercise
					of shares	Number of		or base	Grant date
		Estimated Future Payouts under			of stock	securities		price of	fair value of
		Non-equity Incentive Plan Awards			or	underlying		option	stock and
	Grant	Threshold	Target	Maximum	units	options		awards	option awards
Name	Date (1)	($)(2)	($) (2)	($)(3)	(#)	(#)		($/Sh)	($)

Gregory B. Maffei	3/10/11	—	—	6,300,000	—	—		—	—

Charles Y. Tanabe	3/10/11	—	—	1,803,530	—	—		—	—

David J.A. Flowers	3/10/11	—	—	1,004,250	—	—		—	—

Michael A. George
	3/1/11	—	—	4,800,000	—	—		—	—
LINTA	—	—	—	—	—	3,800,000	(4)	16.01	27,867,300

Albert E. Rosenthaler	3/10/11	—	—	1,004,250	—	—		—	—

Christopher W. Shean	3/10/11	—	—	1,004,250	—	—		—	—

(1)                              With respect to Messrs. Maffei, Tanabe, Flowers, Rosenthaler and Shean, reflects the date on which our company’s compensation committee established the terms of the 2011 performance-based bonus program, as described under “Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses—Liberty Interactive Awards.” With respect to Mr. George, reflects the date on which our company’s compensation committee approved his performance-based bonus, as described under “Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses—QVC Award.”

(2)                                  Our 2011 performance-based bonus programs do not provide for a threshold bonus amount nor do they provide for a target payout amount for any named executive officer. For the actual bonuses paid by our company and QVC, as applicable, see the amounts included for 2011 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above.

(3)                                  With respect to Messrs. Maffei, Tanabe, Flowers, Rosenthaler and Shean, represents the maximum amount that would have been payable to each named executive officer assuming (x) the 2011 Market CapitalizationThreshold was exceeded by a sufficient amount to permit the maximum bonus amounts to have been payable, (y) the highest corporate performance rating of 10 was ascribed for 2011 and (z) the highest individual performance rating of 10 was ascribed for 2011 to each named executive officer, and does not give effect to the allocation of any portion of such maximum bonus amount to Liberty Media under the services agreement. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses—Liberty Interactive Awards.” With respect to Mr. George, represents the maximum amount that would have been payable to Mr. George assuming (x) the highest QVC EBITDA growth target of 15% was achieved and (y) Mr. George’s individual performance warranted the maximum additional increase of his bonus determined based on QVC EBITDA growth. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses—QVC Award.”

(4)                              Vests one-half on December 15, 2014 and one-half on December 15, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2011 and held by the named executive officers, including those awards granted during 2011 and reflected in the “Grants of Plan-Based Awards” table above.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Gregory B. Maffei
Option Awards
LINTA	1,375,000	—		16.91	11/8/12	—		—
LINTA	78,125	—		17.65	3/2/13	—		—
LINTA	453,900	—		24.06	3/29/14	—		—
LINTA	462,779	—		19.96	12/24/14	—		—
LINTA	1,029,840	343,292	(1)	2.91	12/16/15	—		—
LINTA	—	8,743,000	(2)	10.27	12/17/19

Stock Awards
LINTA	—	—		—	—	31,220	(3)	506,388

Charles Y. Tanabe
Option Awards
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	56,250	—		15.46	8/6/14	—		—
LINTA	70,000	—		18.54	8/2/12	—		—
LINTA	51,042	—		17.52	2/28/13	—		—
LINTA	128,600	—		24.06	3/29/14	—		—
LINTA	130,598	—		19.96	12/24/14	—		—
LINTA	72,996	97,329	(1)	2.91	12/16/15	—		—
LINTA	144,164	144,164	(4)	10.27	12/17/16	—		—
LINTA	—	1,247,637	(5)	14.62	3/19/20	—		—

Stock Awards
LINTA	—	—		—	—	6,480	(3)	105,106

David J.A. Flowers
Option Awards

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LINTA	50,000	—		16.97	7/31/13	—		—
LINTA	62,500	—		15.46	8/6/14	—		—
LINTA	75,000	—		18.54	8/2/12	—		—
LINTA	45,208	—		17.52	2/28/13	—		—
LINTA	68,100	—		24.06	3/29/14	—		—
LINTA	69,214	—		19.96	12/24/14	—		—
LINTA	155,724	51,909	(1)	2.91	12/16/15	—		—
LINTA	76,887	76,888	(4)	10.27	12/17/16	—		—
LINTA	—	665,405	(5)	14.62	3/19/20	—		—

Stock Awards
LINTA	—	—		—	—	3,806	(3)	61,733

Michael A. George
Option Awards
LINTA	9,375	65,625	(6)	3.24	2/27/16	—		—
LINTA	9,375	65,625	(6)	6.00	2/27/16	—		—
LINTA	275,000	225,000	(7)	6.00	4/6/16	—		—
LINTA	275,000	225,000	(7)	3.41	4/6/16	—		—
LINTA	18,750	56,250	(7)	6.00	4/6/16	—		—
LINTA	43,750	56,250	(7)	3.41	4/6/16	—		—
LINTA	246,710	411,185	(8)	12.97	3/1/17	—		—
LINTA	—	3,800,000	(9)	16.01	3/2/18	—		—

Stock Awards
LINTA	—	—		—	—	200,000	(10)	3,244,000
LINTA	—	—		—	—	80,358	(11)	1,303,407

Albert E. Rosenthaler
Option Awards
LINTA	128,200	—		19.25	3/1/12	—		—
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	62,500	—		15.46	8/6/14	—		—
LINTA	75,000	—		18.54	8/2/12	—		—
LINTA	42,208	—		17.52	2/28/13	—		—
LINTA	68,100	—		24.06	3/29/14	—		—

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LINTA	69,214	—		19.96	12/24/14	—		—
LINTA	64,885	51,909	(1)	2.91	12/16/15	—		—
LINTA	76,887	76,888	(4)	10.27	12/17/16	—		—
LINTA	—	665,405	(5)	14.62	3/19/20	—		—

Stock Awards
LINTA						3,806	(3)	61,733

Christopher W. Shean
Option Awards
LINTA	62,500	—		16.97	7/31/13	—		—
LINTA	62,500	—		15.46	8/6/14	—		—
LINTA	65,000	—		18.54	8/2/12	—		—
LINTA	51,042	—		17.52	2/28/13	—		—
LINTA	68,100	—		24.06	3/29/14	—		—
LINTA	69,214	—		19.96	12/24/14	—		—
LINTA	129,770	51,909	(1)	2.91	12/16/15	—		—
LINTA	76,887	76,888	(4)	10.27	12/17/16	—		—
LINTA	—	665,405	(5)	14.62	3/19/20	—		—

Stock Awards
LINTA	—	—		—	—	3,214	(3)	52,131

(1)                                     Vests quarterly (based on original amount of grant) over 4 years from December 16, 2008 grant date.

(2)                                     Vests 50% on December 17, 2013 and 50% on December 17, 2014.

(3)                                     Vests quarterly (based on original amount of grant) over 3 years from December 17, 2009 grant date.

(4)                                     Vests quarterly (based on original amount of grant) over 4 years from December 17, 2009 grant date.

(5)                                     Vests one-third on June 30, 2013, one-third on June 30, 2014 and one-third on December 31, 2015.

(6)                                     Vests semi-annually (based on original amount of grant) over 4 years from February 27, 2009 grant date.

(7)                                     Vests semi-annually (based on original amount of grant) over 4 years from April 6, 2009 grant date.

(8)                                     Vests semi-annually (based on original amount of grant) over 4 years from March 1, 2010 grant date.

(9)                                     Vests 50% on December 15, 2014 and 50% on December 15, 2015.

(10)                                Vests annually (based on original amount of grant) over 4 years from February 27, 2009 grant date.

(11)                                Vests annually (based on original amount of grant) over 4 years from March 1, 2010 grant date.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of vested options and the vesting of restricted stock held by our named executive officers, in each case, during the year ended December 31, 2011.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#) (1)	exercise ($)	vesting (#) (1)	vesting ($)

Gregory B. Maffei
LCAPA (2)	—	—	48,855	3,635,626
LINTA	—	—	163,479	2,593,592
LSTZA (3)	—	—	10,109	749,652

Charles Y. Tanabe
LCAPA (2)	25,739	1,802,397	11,667	868,219
LINTA	121,660	1,793,679	38,397	609,166
LSTZA (3)	5,692	245,001	2,612	193,695

David J.A. Flowers
LCAPA (2)	—	—	5,389	401,029
LINTA	—	—	18,277	289,961
LSTZA (3)	—	—	1,369	101,522

Michael A. George
LINTA	275,000	3,309,168	126,785	2,063,971

Albert E. Rosenthaler
LCAPA (2)	12,637	777,885	6,517	484,971
LINTA	—	—	21,580	342,364
LSTZA (3)	8,239	355,493	1,428	105,896

Christopher W. Shean
LCAPA (2)	57,036	4,308,836	5,884	437,865
LINTA	—	—	19,337	306,778
LSTZA (3)	—	—	1,361	100,930

(1)	Includes shares withheld in payment of withholding taxes at election of holder.

(2)	Reflects exercises and vesting events with respect to shares of Series A Liberty Capital common stock (LCAPA) occurring prior to the LMC Split-Off on September 23, 2011.

(3)	Reflects exercises and vesting events with respect to shares of Series A Liberty Starz common stock (LSTZA) occurring prior to the LMC Split-Off on September 23, 2011.

Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the 2006 deferred compensation plan in which Mr. Shean participated during the year ended December 31, 2011. No other named executive officers participated in this plan during such time. In connection with the LMC Split-Off, this plan and the outstanding obligations thereunder were assumed by Liberty Media effective September 23, 2011. See “—Executive Compensation Arrangements—2006 Deferred Compensation” for more information.

	Executive	Registrant	Aggregate	Aggregate	Responsibility under	Aggregate
	contributions	contributions	earnings in	withdrawals/	Plan transferred to	balance at
Name	in 2011 ($)	in 2011 ($)	2011 ($) (1)	distributions ($)	Liberty Media	12/31/11 ($) (2)

Christopher W. Shean	82,549	—	36,772	(57,808)	(587,354)		(3)

(1)                                     Of these amounts, $8,905 was reported in the “Summary Compensation Table” as above-market earnings that were credited to Mr. Shean’s deferred compensation account during 2011.

(2)                                     In our prior year proxy statements, we reported the following above-market earnings that were credited as interest to the applicable officer’s deferred compensation accounts during the years reported:

	Amount ($)
Name	2010	2009	2008
Gregory B. Maffei	—	4,096	41,937
Charles Y. Tanabe	—	1,361	13,860
David J.A. Flowers	—	763	8,331
Albert E. Rosenthaler	—	371	3,337
Christopher W. Shean (a)	8,588	5,282	2,681

(a) Prior year amounts for Mr. Shean have been restated to correct a clerical error.

(3)                                     As described above in “—Executive Compensation Arrangements—2006 Deferred Compensation,” Mr. Shean had a deferral election in place under the 2006 deferred compensation plan following the LMC Split-Off with respect to $32,336, which represents 10% of the portion of his 2011 performance-based bonus that was allocable to and paid by our company. While such amount is reflected in the amounts under the plan that were transferred to Liberty Media upon its assumption of the plan and obligations thereunder, Liberty Interactive will be responsible for the payment of the $32,336 of deferred principal amount and for the payment of interest income at the rate of 9% per annum, compounded quarterly, thereon.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments to our named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2011. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market prices on December 30, 2011, the last trading day of such year, for each series of our common stock then-outstanding: LINTA - $16.22 and LINTB - $16.25. The value of the options and SARs shown in the table is based on the spread between the exercise or base price of the award and the applicable closing market price.  The value of the restricted stock shown in the table is based on the applicable closing market price and the number of shares vested.

Each of our named executive officers has received awards and payments under the existing incentive plans.  Additionally, each of Messrs. Maffei and George is entitled to certain payments upon termination under his respective employment agreement.  See “—Executive Compensation Arrangements” above.

Set forth below is a description of the circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout:

Voluntary Termination.  Under the existing incentive plans, each named executive officer would only have a right to the equity grants that vested prior to his termination date.

Termination for Cause.  All equity grants (whether vested or unvested) under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei and Mr. George) who is terminated for “cause.”  The existing incentive plans define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. Pursuant to Mr. Maffei’s Agreement Regarding LINTA Equity Awards, in the event of his termination for cause (as defined in his agreement), Mr. Maffei’s vested stock options and similar rights would remain exercisable for a short period following his termination. Pursuant to Mr. George’s employment agreement, his Pre-2011 Vested Awards and vested 2011 LINTA Options would also remain exercisable for a short period following his termination.

Termination Without Cause or for Good Reason.  Pursuant to the existing incentive plans and the related award agreements (and except as described below), if a named executive officer were terminated by our company without cause or by such named executive officer for good reason (as defined in the applicable award agreements), in addition to his vested equity awards, he would be entitled to vesting in full with respect to any outstanding options or SARs that would have vested during the calendar year in which the termination occurs.  Mr. Maffei’s Agreement Regarding LINTA Equity Awards instead provides for an additional 18 months of vesting following a termination without cause or for good reason with respect to his equity incentive awards, including his Multi-Year Award.  Similarly, the award agreements relating to Messrs. Tanabe’s, Shean’s, Flower’s and Rosenthaler’s multi-year awards and Mr. George’s employment agreement with respect to his Pre-2011 Unvested Awards provide for an additional 12 months of vesting. Mr. George’s employment agreement also provides that his 2011 LINTA Options would vest as to the portion of the unvested awards that could have vested during his employment with QVC (without regard to the cliff vesting feature of the 2011 LINTA Options) and an additional 12 months thereafter.

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

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards (other than those held by Mr. Maffei, whose awards are more specifically covered by the terms of his Agreement Regarding LINTA Equity Awards, or by Mr. George, whose awards are more specifically covered by the terms of his employment agreement) if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made.

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
Gregory B. Maffei
Severance(1)	—		—		2,340,000		2,340,000		2,340,000		2,340,000
Options/SARs	13,707,170	(2)	13,707,170	(2)	18,276,387	(3)	70,297,237	(4)	70,297,237	(4)	70,297,237	(4)
Restricted Stock	—		—		506,388	(3)	506,388	(4)	506,388	(4)	506,388	(4)
Total	13,707,170		13,707,170		21,122,775		73,143,625		73,143,625		73,143,625

Charles Y. Tanabe
Options/SARs	1,872,103	(2)	—		1,872,103	(2)(5)	6,021,547	(4)	6,021,547	(4)	6,021,547	(4)
Restricted Stock	—		—		—		105,106	(4)	105,106	(4)	105,106	(4)
Total	1,872,103		—		1,872,103		6,126,653		6,126,653		6,126,653

David J.A. Flowers
Options/SARs	2,577,664	(2)	—		2,577,664	(2)(5)	4,790,704	(4)	4,790,704	(4)	4,790,704	(4)
Restricted Stock	—		—		—		61,733	(4)	61,733	(4)	61,733	(4)
Total	2,577,664		—		2,577,664		4,852,437		4,852,437		4,852,437

Michael A. George
Severance(6)	—		—		1,500,000		—		—		1,500,000
Base Compensation Continuing Payment (7)	—		—		1,000,000		1,000,000		1,000,000		1,000,000
Options/SARs	8,104,620	(2)	8,104,620		12,100,920	(8)	18,238,659	(4)	18,238,659	(4)	18,238,659	(4)
Restricted Stock	—		—		—		4,547,407		4,547,407		4,547,407
Total	8,104,620		8,104,620		14,600,920		23,786,066		23,786,066		25,286,066

Name	Voluntary Termination ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
Albert E. Rosenthaler
Options/SARs	1,368,597	(2)	—		1,368,597	(2)(5)	3,581,637	(4)	3,581,637	(4)	3,581,637	(4)
Restricted Stock	—		—		—		61,733	(4)	61,733	(4)	61,733	(4)
Total	1,368,597		—		1,368,597		3,643,370		3,643,370		3,643,370
Christopher W. Shean
Deferred Compensation (9)	32,433	(10)	32,433	(11)	32,433	(11)	32,433	(12)	32,433	(12)	32,433	(13)
Options/SARs	2,232,216	(2)	—		2,232,216	(2)(5)	4,445,257	(4)	4,445,257	(4)	4,445,257	(4)
Restricted Stock	—		—		—		52,131	(4)	52,131	(4)	52,131	(4)
Total	2,264,649		32,433		2,264,649		4,529,821		4,529,821		4,529,821

(1)

If Mr. Maffei’s employment had been terminated at Liberty Media’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) (whether before or within a specified period following a change in control), as of December 31, 2011, he would have been entitled to receive a lump sum payment of $7,800,000. See “—Executive Compensation Arrangements—Gregory B. Maffei” above. Although Mr. Maffei’s employment agreement (as amended) was assumed by Liberty Media in the LMC Split-Off, the 30% of such lump sum severance payment that would have been allocable to our company pursuant to the services agreement is reflected in the table.

(2)	Based on the number of vested options and SARs held by each named executive officer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(3)

Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested options and SARs and the number of shares of restricted stock held by Mr. Maffei at year-end that would vest during his 18-month severance period (January 1, 2012 through June 30, 2013), pursuant to his employment arrangements. See “—Executive Compensation Arrangements—Gregory B. Maffei” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(4)

Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs and the number of shares of restricted stock, in each case, held by each named executive officer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(5)

Does not include any portion of the multi-year awards granted to such named executive officer because, even giving effect to the additional 12 months of vesting, no portion of such multi-year awards would have become vested.

(6)

If Mr. George’s employment had been terminated at QVC’s election without cause or by Mr. George for good reason (as defined in his employment agreement) (whether before or within a specified period following a change in control), as of December 31, 2011, he would have been entitled to receive a lump sum payment of $1,500,000. See “—Executive Compensation Arrangements—Michael A. George” above.

(7)

If Mr. George’s employment had been terminated at QVC’s election without cause or by Mr. George for good reason (whether before or within a specified period following a change in control) or in the event of his death or disability, he would have been entitled to receive a base compensation continuing payment for one year equal to his base salary upon termination.

(8)

Based on (i) the number of vested options held by Mr. George at year-end, (ii) the number of Pre-2011 Unvested Awards that would vest within 365 days of his termination and (iii) a portion of the 2011 LINTA Options that could have vested during his employment with QVC (without regard to the cliff vesting feature of the 2011 LINTA Options) and an additional 12 months thereafter. See “—Executive Compensation Arrangements—Michael A. George” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(9)

Represents deferred compensation payable to Mr. Shean based on a one-time deferral election of a portion of his annual cash bonus that was allocable to and paid by Liberty Interactive pursuant to the services agreement. See “—Executive Compensation Arrangements—2006 Deferred Compensation” and “—Nonqualified Deferred Compensation Plans” above for more information.

(10)

Under the 2006 deferred compensation plan, we do not, and Liberty Media does not, have an acceleration right to pay out account balances to Mr. Shean upon this type of termination. For purposes of the tabular presentation above, we have assumed that we were permitted to make payments to Mr. Shean in accordance with his standing election under the plan described above in footnote (9), subject to compliance with Section 409A of the Code.

(11)

No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to Liberty Media’s compensation committee’s right to distribute certain de minimus amounts from Mr. Shean’s deferred compensation account).

(12)

Assuming Mr. Shean filed an election to accelerate distributions upon his separation from service due to death or disability, he or his beneficiary, as applicable, has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation above).

(13)

The 2006 deferred compensation plan provides Liberty Media’s compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control of Liberty Media and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation above).

Director Compensation

Nonemployee Directors

Director Fees.  Each of our directors who is not an employee of our company is paid an annual fee of $163,000 (which we refer to as the director fee), of which $80,000 is payable in cash and the balance is payable in restricted shares of or options to purchase shares of LINTA. Prior to the LMC Split-Off, the annual fee payable to each of our directors who was not an employee of our company was $185,000, of which $92,500 was payable in cash.  See “—Director Restricted Share Grants” and “—Director Option Grants” below for information on the incentive awards granted in 2011 to the nonemployee directors. Each of our directors who resides outside of Colorado receives $2,000 per meeting for attending meetings at our offices in Englewood, Colorado.  The chairman of the audit committee of our board of directors and each other member of that committee is paid an additional annual fee of $30,000. With respect to our executive committee, each nonemployee member thereof receives an additional annual fee of $10,000 for his participation on the committee. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an additional annual fee of $10,000 for his or her participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an additional annual fee of $20,000 for his or her participation on that committee.  The cash portion of the director fees, the meeting fees and the fees for participation on committees are payable quarterly in arrears.

Charitable Contributions. If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plan.  The Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the 2002 director plan) and the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the 2011 director plan) are administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The 2002 director plan and the 2011 director plan are designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company.  Our board of directors may grant non-qualified stock options, SARs, restricted shares, and cash awards or any combination of the foregoing under the 2002 director plan or the 2011 director plan. As of December 31, 2011, no grants had been made under the 2011 director plan.

The maximum number of shares of our common stock with respect to which awards may be issued under the 2002 director plan is 1,785,000 and under the 2011 director plan is 815,000, in each case subject to anti-dilution and other adjustment provisions of the plan.  Shares of our common stock issuable pursuant to awards made under the 2002 director plan and the 2011 director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

Director Restricted Share Grants.  Pursuant to our director compensation policy described above and the 2002 director plan, on December 15, 2011, our board of directors granted each of Mr. Gilchrist, Mr. Rapley, Mr. Robison and Ms. Wong 5,370 restricted shares of LINTA.  These restricted shares will vest on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Option Grants. Pursuant to our director compensation policy described above and the 2002 director plan, on December 15, 2011, our board of directors granted to each of Dr. Evan Malone and Mr. Romrell options to purchase 12,170 shares of LINTA at an exercise price equal to $15.31, which was the closing price of such stock on the grant date. The per share grant date fair value of these options for each director was $6.8998. The options will become exercisable on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be terminated without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. Once vested, the options will remain exercisable until the seventh anniversary of the grant date, or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director.

John C. Malone

In connection with the merger of TCI and AT&T in 1999, an employment agreement between John C. Malone and TCI was assigned to our company. In connection with the LMC Split-Off, Mr. Malone’s employment agreement (as amended) and his deferred compensation arrangements, as described below, were assumed by Liberty Media. The term of Mr. Malone’s employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by our compensation committee. Although the “Director Compensation Table” table below reflects the portion of the aggregate incremental cost of Mr. Malone’s personal use of our corporate aircraft attributable to our company, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL, which aggregated $80,381 for use of the aircraft by our company and Liberty Media during the year ended December 31, 2011. The costs, calculated in accordance with SIFL, incurred with respect to Mr. Malone prior to the LMC Split-Off were paid by our company, and following the LMC Split-Off a portion of the costs, calculated in accordance with SIFL, incurred with respect to Mr. Malone were allocated to our company and reimbursed to Liberty Media under the services agreement. For the period between September 24, 2011 (the day after the LMC Split-Off) through December 31, 2011, the percentage of Mr. Malone’s time that was allocated to our company under the services agreement was 30%. Similarly, we are now allocated, and reimburse Liberty Media for, portions of the other components of the payments/reimbursements to Mr. Malone described above.

In December 2008, the compensation committee determined to modify Mr. Malone’s employment arrangements to permit Mr. Malone to begin receiving fixed monthly payments in 2009, while he remains employed by our company, in satisfaction of our obligations to him under a 1993 deferred compensation arrangement, a 1982 deferred compensation arrangement and an installment severance plan, in each case, entered into with him by our predecessors (and which had been assumed by our company). At the time of the amendment, the amounts owed to Mr. Malone under these arrangements aggregated approximately $2.4 million, $20 million and $39 million, respectively. As a result of these modifications, Mr. Malone receives 240 equal monthly installments, which commenced February 2009, of: (1) approximately $20,000 under the 1993 deferred compensation arrangement, (2) approximately $237,000 under the 1982 deferred compensation arrangement and (3) approximately $164,000 under the installment severance plan. Interest ceased to accrue under the installment severance plan once these payments began; however, interest continues to accrue on the 1993 deferred compensation arrangement at a rate of 8% per annum and on the 1982 deferred compensation arrangement at a rate of 13% per annum. In connection with the LMC Split-Off, Liberty Media assumed all outstanding obligations under these deferred compensation arrangements and the installment severance plan.

Under the terms of Mr. Malone’s employment agreement, he is entitled to receive upon the termination of his employment for any reason (other than for death or “cause”), a lump sum equal to his salary for a period of 5 full years following termination (calculated on the basis of $2,600 per annum, the lump sum severance payment). As described above, in connection with the LMC Split-Off, Liberty Media assumed Mr. Malone’s employment agreement and all outstanding obligations thereunder, and we will reimburse Liberty Media for our allocated portion of any such lump sum severance payments made thereunder.

For a description of the effect of any termination event or a change in control of our company on his employment agreement, see “—Potential Payments Upon Termination or Change in Control” above.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)(6)	Option Awards ($)(5)(6)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All other compensation ($)(9)		Total ($)
John C. Malone	—	—	—	196,468	(7)	716,732	(8)	913,200
Robert R. Bennett (2)	97,125	—	—	—		9,681		106,806
Donne F. Fisher (3)	99,375	—	—	—		9,681		109,056
M. Ian G. Gilchrist	139,597	82,215	—	—		5,474		227,286
Evan D. Malone	94,931	—	83,971	—		—		178,902
David E. Rapley	129,597	82,215	—	—		9,681		221,493
M. LaVoy Robison	119,132	82,215	—	—		—		201,347
Larry E. Romrell (4)	104,708	—	83,971	—		9,861		198,360
Andrea L. Wong	119,319	82,215	—	—		5,474		207,008

(1)                                 Gregory B. Maffei, who is a director of our company and a named executive officer, and John C. Malone, who is a director of our company, received no compensation for serving as directors of our company during 2011.

(2)                                 On December 14, 2011, Mr. Bennett resigned from the board of directors of our company.

(3)                                On September 23, 2011 and in connection with the LMC Split-Off, Mr. Fisher resigned from the board of directors of our company.

(4)                                 On September 23, 2011 and in connection with the LMC Split-Off, Mr. Romrell resigned from the board of directors of our company and was later re-appointed on December 15, 2011.

(5)                                 As of December 31, 2011, our directors (other than Mr. Maffei, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	John C. Malone	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	M. LaVoy Robison	Larry E. Romrell	Andrea L. Wong
Options/SARs
LINTA	1,076,965	—	31,850	27,860	43,860	56,030	—
LINTB	450,000	—	—	—	—	—	—

Restricted Stock
LINTA	—	8,540	3,170	8,540	8,540	3,170	11,775

(6)                                 The aggregate grant date fair value of the stock options and restricted stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.  For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2011 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 23, 2012).

(7)                                 Reflects the above-market earnings credited during 2011 prior to the LMC Split-Off to Mr. Malone’s deferred compensation account. See “—John C. Malone” above.

(8)                                 Includes the amount of Mr. Malone’s base salary of $2,145 and the following amounts, in each case, which were paid by our company prior to the LMC Split-Off or allocated to our company under the services agreement following the LMC Split-Off:

Amounts ($)
Reimbursement for personal legal, accounting and tax services	279,029
Compensation related to personal use of corporate aircraft (a)	196,770
Tax payments made on behalf of Mr. Malone	199,582

(a) Calculated based on aggregate incremental cost of such usage to our company.

Also includes miscellaneous personal expenses, such as courier charges.

Prior to the LMC Split-Off, we owned an apartment in New York City which was primarily used for business purposes. The apartment was assigned to Liberty Media in the LMC Split-Off. Mr. Malone makes use of this apartment and a company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Malone.

We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(9)                                 Represents the following amounts of health insurance premiums paid by our company for the benefit of the following directors:

Name	Amounts ($)
John C. Malone	7,478
Robert R. Bennett	9,681
Donne F. Fisher	9,681
M. Ian G. Gilchrist	5,474
David E. Rapley	9,681
Larry E. Romrell	9,681
Andrea L. Wong	5,474

Compensation Committee Interlocks and Insider Participation

In 2011, the compensation committee of our board of directors consisted of M. Ian G. Gilchrist, David E. Rapley and Andrea L. Wong. No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with the company’s management the “Compensation Discussion and Analysis” included under “Item 11. Executive Compensation” above.  Based on such review and discussions, the compensation committee recommended to the company’s board of directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

M. Ian G. Gilchrist

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

The security ownership information is given as of March 31, 2012 and, in the case of percentage ownership information, is based upon (1) 538,162,793 shares of Series A Liberty Interactive common stock (LINTA) and (2) 28,989,160 shares of Series B Liberty Interactive common stock (LINTB), in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Southeastern Asset Management, Inc. 6410 Poplar Ave., Suite 900 Memphis, TN 38119	LINTA	53,769,926	(1)	9.9	6.5

Longleaf Partners Fund Trust c/o Southeastern Asset Management, Inc. 6410 Poplar Ave., Suite 900 Memphis, TN 38119	LINTA	21,431,321	(1)	4.0	2.6

ClearBridge Advisors, LLC 399 Park Avenue New York, NY 10022	LINTA	27,439,601	(2)	5.1	3.3

Dodge & Cox 555 California Street, 40th Floor San Francisco, CA 94104	LINTA	34,707,793	(3)	6.4	4.2

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	LINTA	49,592,946	(4)	9.2	6.0

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	LINTA	28,417,512	(5)	5.3	3.4

(1)                                 Based on Amendment No. 7 to Schedule 13G, dated February 6, 2012, filed by Southeastern Asset Management, Inc. (Southeastern), an investment advisor, Longleaf Partners Fund Trust (Longleaf), an investment company of which Southeastern is the investment advisor, and O. Mason Hawkins, Chairman of the Board and CEO of Southeastern. According to the Schedule 13G/A, all of the shares are owned by Southeastern’s investment advisory clients and none is owned directly or indirectly by Southeastern or Mr. Hawkins, and that while Mr. Hawkins could be deemed a controlling person of Southeastern he disclaims the existence of such control. Southeastern and Mr. Hawkins disclaim beneficial ownership of the shares covered by the Schedule 13G/A pursuant to Rule 13d-4. The Schedule 13G/A states that Southeastern has sole voting power over 25,889,636 shares, shared voting power over 21,431,321 shares, no voting power over 6,448,969 shares, sole dispositive power over 52,989,359 shares, and shared dispositive voting power over 21,431,321 shares, while Longleaf has shared voting and dispositive power over 21,431,321 shares.

(2)                                 Based on Amendment No. 1 to Schedule 13G, dated February 13, 2009, filed by ClearBridge which states that ClearBridge has sole voting power over 19,600,089 shares and sole dispositive power over 27,439,601 shares.

(3)                                 Based on Amendment No. 4 to Schedule 13G, dated February 10, 2012, filed by Dodge & Cox, an investment advisor. The Schedule 13G/A states that Dodge & Cox has sole voting power over 32,428,918 shares and sole dispositive power over 34,707,793 shares.

(4)                                 Based on Amendment No. 2 to Schedule 13G, dated February 14, 2012, filed by T. Rowe Price Associates (Price Associates), which states that certain of the shares are owned by Price Associates’ investment advisory clients, and that Price Associates has sole voting power over 14,041,261 shares and sole dispositive power over 49,592,946 shares.

(5)                                 Based on Amendment No. 1 to Schedule 13G, filed March 9, 2011, filed by BlackRock, Inc. (BlackRock) which states that BlackRock has sole voting power and sole dispositive power over 28,417,512 shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and named executive officers as a group of shares of each series of our common stock. The security ownership information is given as of March 31, 2012, and, in the case of percentage ownership information, is based upon (1) 538,162,793 LINTA shares and (2) 28,989,160 LINTB shares, in each case, outstanding on that date. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this proxy statement/prospectus.  Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2012, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LINTB, though convertible on a one-for-one basis into shares of LINTA, are reported as beneficial ownership of LINTB only, and not as beneficial ownership of LINTA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty Media 401(k) Savings Plan as of March 31, 2012. The shares held by the trustee of the Liberty Media 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LINTA	3,457	(1)(2)(4)(5)(6)(7)	*	33.4
Chairman of the Board	LINTB	27,708	(1)(4)(5)(8)	94.1

Gregory B. Maffei	LINTA	3,978	(2)(3)(4)	*	*
President, Chief Executive Officer and Director	LINTB	—		—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Michael A. George	LINTA	1,245	(3)(4)	*	*
Director, President, QVC, Inc.	LINTB	—		—

M. Ian G. Gilchrist	LINTA	9	(3)	*	*
Director	LINTB	—		—

Evan D. Malone	LINTA	30	(3)(4)	*	*
Director	LINTB	—		—

David E. Rapley	LINTA	43	(3)(4)	*	*
Director	LINTB	—		—

M. LaVoy Robison	LINTA	59	(3)(4)	*	*
Director	LINTB	—		—

Larry E. Romrell	LINTA	55	(3)(4)	*	*
Director	LINTB	**		*

Andrea L. Wong	LINTA	12	(3)	*	*
Director	LINTB	—		—

Charles Y. Tanabe	LINTA	503	(2)(3)(4)	*	*
Executive Vice President and General Counsel	LINTB	—		—

David J.A. Flowers (9)	LINTA	706	(2)(3)(4)	*	*
Senior Vice President	LINTB	—		—

Albert E. Rosenthaler	LINTA	453	(2)(3)(4)	*	*
Senior Vice President	LINTB	—		—

Christopher W. Shean	LINTA	627	(2)(3)(4)	*	*
Senior Vice President and Chief	LINTB	—		—
Financial Officer

All directors and executive officers as a group (14 persons)	LINTA	11,465	(1)(2)(3)(4)(5)(6)(7)	2.0	34.3
	LINTB	27,709	(1)(4)(5)(8)	94.1

*                 Less than one percent

**          Less than 1,000 shares

(1)                                Includes 376,260 LINTA shares and 852,358 LINTB shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)           Includes shares held in the Liberty Media 401(k) Savings Plan as follows:

LINTA
John C. Malone	8,602
Gregory B. Maffei	6,024
Charles Y. Tanabe	9,091
David J.A. Flowers	15,658
Albert E. Rosenthaler	12,390
Christopher W. Shean	8,536

Total	60,301

(3)           Includes restricted shares, none of which are vested, as follows:

LINTA
Gregory B. Maffei	23,415
Michael A. George	153,572
M. Ian G. Gilchrist	8,540
Evan D. Malone	3,170
David E. Rapley	8,540
M. LaVoy Robison	8,540
Larry E. Romrell	3,170
Andrea L. Wong	11,775
Charles Y. Tanabe	4,860
David J.A. Flowers	2,854
Albert E. Rosenthaler	2,854
Christopher W. Shean	2,410

Total	233,700

(4)           Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options and stock appreciation rights exercisable within 60 days after March 31, 2012.

	LINTA	LINTB
John C. Malone	819,493	450,000
Gregory B. Maffei	3,485,464	—
Michael A. George	1,016,447	—
Evan D. Malone	19,680	—
David E. Rapley	27,860	—
M. LaVoy Robison	43,860	—
Larry E. Romrell	43,860	—
Charles Y. Tanabe	442,740	—
David J.A. Flowers	625,221	—
Albert E. Rosenthaler	405,110	—
Christopher W. Shean	557,601	—

Total	7,487,336	450,000

(5)           Includes 128,500 shares of LINTA and 458,946 shares of LINTB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(6)           Includes 2,123,106 shares of LINTA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Malone.

(7)           Includes 1,427 shares of LINTA pledged to Bank of America in connection with a loan facility extended to Mr. Malone.

(8)           In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of Tele-Communications, Inc. (TCI), TCI entered into a call agreement with Mr. Malone and Mr. Malone’s wife.  In connection with the acquisition by AT&T of TCI, TCI assigned to our predecessor its rights under this call agreement.  We have since succeeded to these rights.  As a result, we have the right, under certain circumstances, to acquire LINTB shares owned by the Malones.  The call agreement also prohibits the Malones from disposing of their LINTB shares, except for certain exempt transfers (such as transfers to related parties or public sales of up to an aggregate of 5% of their shares of LINTB after conversion to shares of LINTA) and except for transfers made in compliance with our call rights.

(9)           Mr. Flowers ceased serving as our company’s principal financial officer effective November 1, 2011.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)(1)	rights	in column (a))(1)
Equity compensation plans approved by security holders:
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011)			—	(2)
LINTA	26,411,676	$12.43
LINTB	450,000	$19.74
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011)			727,340
LINTA	247,320	$13.91
LINTB	—
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011)			4,734,766
LINTA	18,564,017	$11.50
LINTB	—
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (3)			40,915,000
LINTA	—
LINTB	—
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (3)			815,000

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)(1)	rights	in column (a))(1)
LINTA	—
LINTB	—
Equity compensation plans not approved by security holders: None.

Total
LINTA	45,223,013
LINTB	450,000
			47,192,106

(1)	Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(2)	The Liberty Interactive Corporation 2000 Incentive Plan expired on December 6, 2010 and, as a result, no further grants are permitted under this plan.

(3)	As of December 31, 2011, no grants had been made under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board to address such actual or potential conflicts. No related party transaction may be effected by our company without the approval of the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts.

The following transactions were approved by an independent committee of our board in accordance with the foregoing.

Lockerz

In February 2009, LMC Lockerz, LLC (LMC Lockerz), a wholly-owned subsidiary of Liberty, and Kathy Savitt formed Lockerz, LLC (Lockerz), a Delaware limited liability company, which is engaged in the business of creating and operating a destination e-commerce, content and community website aimed primarily at teenagers and “Tweens.” In November 2009, Gregory B. Maffei, our Chief Executive Officer and a director, invested $2.86 million in Lockerz for an approximate 24.2% aggregate equity interest. In January 2010, Mr. Maffei made an additional capital contribution of $857,143, and, in March 2010, Mr. Maffei made an additional capital contribution of $571,428. On May 28, 2010, Lockerz was restructured in connection with an investment by Kleiner Perkins Caufield & Byers, and Lockerz, Inc. was formed as the new parent company. In January 2011, shares in Lockerz were issued to a new investor in connection with an acquisition by Lockerz. As of March 31, 2012, on a fully diluted basis, Mr. Maffei owns approximately 11% of Lockerz and LMC Lockerz owns approximately 29% of Lockerz, with the balance owned by the other shareholders. Mr. Maffei’s investments in Lockerz have all been made on the same terms as those provided to LMC Lockerz. Mr. Maffei is also a director of Lockerz.

QVC

David W. O’Connor, who is the brother-in-law of Robert R. Bennett, a former director of our company, presently serves as Vice President and Deputy General Counsel of QVC, Inc., a wholly owned subsidiary of our company. Mr. O’Connor received aggregate compensation from QVC for 2011 of approximately $220,900, which is composed of a base salary, a performance-based bonus and other benefits made available generally by QVC. For the year ended December 31, 2012, Mr. O’Connor is expected to receive aggregate compensation of no less than this amount (assuming he remains employed with QVC through the end of the year).

Agreements Entered Into in Connection with the LMC Split-Off

In connection with the LMC Split-Off, our company and Liberty Media (or, where, applicable, certain subsidiaries of our company or Liberty Media named therein) entered into the following agreements (the Split-Off Agreements):

Reorganization Agreement

On August 30, 2011, Liberty Interactive and Liberty Media entered into a reorganization agreement to provide for, among other things, the principal corporate transactions required to effect the LMC Split-Off, certain conditions to the LMC Split-Off and provisions governing the relationship between Liberty Interactive and Liberty Media with respect to and resulting from the LMC Split-Off. The reorganization agreement also provides for mutual indemnification obligations, which are designed to make Liberty Media financially responsible for substantially all of the liabilities that may exist relating to the businesses included in Liberty Media at the time of the LMC Split-Off together with certain other specified liabilities, as well as for all liabilities incurred by Liberty Media after the LMC Split-Off, and to make Liberty Interactive financially responsible for all potential liabilities of Liberty Media which are not related to Liberty Media’s businesses, including, for example, any liabilities arising as a result of Liberty Media having been a subsidiary of Liberty Interactive, together with certain other specified liabilities. These indemnification obligations exclude any matters relating to taxes. For a description of the allocation of tax-related obligations, please see “—Tax Sharing Agreement” below.

In addition, the reorganization agreement provides for each of Liberty Interactive and Liberty Media to preserve the confidentiality of all confidential or proprietary information of the other party for five years following the LMC Split-Off, subject to customary exceptions, including disclosures required by law, court order or government regulation.

Services Agreement

On September 23, 2011, Liberty Interactive and Liberty Media entered into the services agreement, pursuant to which, following the LMC Split-Off, Liberty Media provides Liberty Interactive with specified services and benefits, including:

•      technical and information technology assistance (including management information systems, computer, data storage network and telecommunications services), computers, office supplies, postage, courier service and other office services;

•      insurance administration and risk management services;

•      other services typically performed by Liberty Media’s treasury, legal, investor relations, tax, accounting, finance, payroll, cash management, human resources, and real estate management departments and personnel; and

•      such other services as Liberty Interactive and Liberty Media may from time to time mutually determine to be necessary or desirable.

Liberty Interactive makes payments to Liberty Media under the services agreement based upon a portion of Liberty Media’s personnel costs (taking into account wages and benefits) of the Liberty Media officers and employees who are expected to provide services to Liberty Interactive. These personnel costs will be comparable to those arrived at on an arms’-length basis and will be based upon the allocated percentages of time spent by Liberty Media personnel performing services for Liberty Interactive under the services agreement. Liberty Interactive will also reimburse Liberty Media for direct out-of-pocket costs incurred by Liberty Media for third party services provided to Liberty Interactive. Liberty Interactive and Liberty Media will evaluate all charges for reasonableness semi-annually and make adjustments to these charges as Liberty Interactive and Liberty Media mutually agree upon. We have paid Liberty Media for fees and reimbursable expenses incurred during the year ended December 31, 2011 under the services agreement of approximately $1.5 million.

The services agreement will continue in effect until the close of business on the third anniversary of the LMC Split-Off, unless earlier terminated (1) by Liberty Interactive at any time on at least 30 days’ prior written notice, (2) by Liberty Media upon written notice to Liberty Interactive, following certain changes in control of Liberty Interactive or Liberty Interactive being the subject of certain bankruptcy or insolvency-related events or (3) by Liberty Interactive upon written notice to Liberty Media, following certain changes in control of Liberty Media or Liberty Media being the subject of certain bankruptcy or insolvency-related events.

Facilities Sharing Agreement

On September 23, 2011, Liberty Interactive entered into a three-year facilities sharing agreement with a subsidiary of Liberty Media, pursuant to which, following the LMC Split-Off, Liberty Interactive shares office facilities with Liberty Media located at 12300 Liberty Boulevard, Englewood, Colorado. Liberty Interactive will pay a sharing fee for use of the office based on a comparable fair market rental rate and an estimate of the usage of the office facilities by or on behalf of Liberty Interactive. We have paid Liberty Media for fees and reimbursable expenses incurred during the year ended December 31, 2011 under the facilities sharing agreement of approximately $328,000. The facilities sharing agreement will continue in effect until the close of business on the third anniversary of the LMC Split-Off, unless earlier terminated (1) by Liberty Interactive at any time on at least 30 days’ prior written notice, (2) by Liberty Media upon written notice to Liberty Interactive following a default by Liberty Interactive of any of its material obligations under the facilities sharing agreement, which default remains unremedied for 30 days after written notice of such default is provided, (3) by Liberty Interactive upon written notice to Liberty Media, following certain changes in control of Liberty Media or Liberty Media being the subject of certain bankruptcy or insolvency-related events or (4) by Liberty Media upon written notice to Liberty Interactive, following certain changes in control of Liberty Interactive or Liberty Interactive being the subject of certain bankruptcy or insolvency-related events.

Aircraft Time Sharing Agreements

On September 23, 2011, Liberty Media entered into an aircraft time sharing agreement with Liberty Interactive for each of two aircraft, the ownership of which was transferred to Liberty Media in connection with the LMC Split-Off. Each aircraft time sharing agreement will provide that Liberty Media will lease the aircraft to Lessee and provide a fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis. Liberty Interactive will pay Liberty Media an amount equal to 200% of the actual expenses for fuel for each flight conducted under each aircraft time sharing agreement. We have paid Liberty Media for fees and reimbursable expenses incurred during the year ended December 31, 2011 under the aircraft sharing agreements of approximately $51,700 (calculated pursuant to the aircraft time sharing agreements). The aircraft time sharing agreements will continue in effect until the close of business on the first anniversary of the LMC Split-Off, and then will be automatically renewed on a month-to-month basis, unless terminated earlier by either party upon at least 30 days’ prior written notice.

Tax Sharing Agreement

On September 23, 2011, Liberty Media, Liberty Interactive and Liberty Interactive LLC entered into a tax sharing agreement, which generally allocates taxes, tax benefits, tax items, and tax-related losses between Liberty Interactive and Liberty Media in a manner consistent with the tax sharing policies of Liberty Interactive in effect prior to the LMC Split-Off, with taxes, tax benefits, tax items, and tax-related losses attributable to the assets, liabilities and activities of Liberty Interactive’s former Interactive Group being allocated to Liberty Interactive and taxes, tax benefits, tax items, and tax-related losses attributable to the assets, liabilities and activities of Liberty Interactive’s former Capital Group and the Starz Group being allocated to Liberty Media. In addition, the tax sharing agreement includes specific rules, not addressed by the Liberty Interactive tax sharing policies, related to the manner in which any taxes or tax-related losses arising from the LMC Split-Off or the issuance of Liberty Media’s Liberty Capital common stock and former Liberty Starz common stock in connection with the LMC Split-Off will be allocated between the parties and provides restrictive covenants intended to preserve the tax-free treatment of the LMC Split-Off and prior transactions that were effected by Liberty Interactive and its subsidiaries, including the Liberty Interactive 2006 reclassification and certain related restructuring transactions. The failure by a party to comply with its restrictive covenants may change the general allocation of taxes, tax benefits, tax items, or tax-related losses between the parties related to those transactions. The tax sharing agreement also provides for the agreements between the parties related to the filing of tax returns, control of tax audits, cooperation on tax matters, retention of tax records, indemnification, and other tax matters.

The parties must indemnify each other for taxes and losses allocated to them under the tax sharing agreement and for taxes and losses arising from a breach by them of their respective covenants and obligations under the tax sharing agreement. Liberty Interactive also assigns its indemnification payment and related rights under its tax sharing agreement with Liberty Entertainment, Inc., its former subsidiary, and its tax matters agreement with News Corporation to Liberty Media to the extent those rights relate to taxes or losses allocated to Liberty Media under the tax sharing agreement that Liberty Media has paid. In addition, Liberty Interactive LLC assigns all of its indemnification payment and related rights under its tax sharing agreement with, among others, AT&T and its tax sharing agreements with each of DHC and LMI to Liberty Media with respect to any liability for taxes, tax items, losses or payments allocated to Liberty Media under the tax sharing agreement that Liberty Media has paid.

Notwithstanding the tax sharing agreement, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods prior to the LMC Split-Off in which Liberty Media (or its subsidiaries) have been included in Liberty Interactive’s consolidated group or another company’s consolidated group, Liberty Media (or its subsidiaries) could be liable to the U.S. government for any U.S. federal income tax liability incurred, but not discharged, by any other member of such consolidated group. However, if any such liability were imposed, Liberty Media would generally be entitled to be indemnified by Liberty Interactive for tax liabilities allocated to Liberty Interactive under the tax sharing agreement.

These descriptions are qualified in their entirety by reference to the full text of the Split-Off Agreements, which are filed as Exhibits 2.1, 10.4, 10.5, 10.6 and 10.8 to Post-Effective Amendment No. 1 to Liberty Media’s

Registration Statement on Form S-4 filed with the SEC on September 23, 2011.

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

Our board of directors has determined that each of M. Ian G. Gilchrist, David E. Rapley, M. LaVoy Robison, Larry E. Romrell and Andrea L. Wong qualifies as an independent director of our company.

Item 14.   Principal Accounting Fees and Services

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2011 and 2010, and fees billed for other services rendered by KPMG LLP:

	2011	2010
Audit fees	$3,289,000	5,039,000
Audit related fees(1)	97,000	273,000

Audit and audit related fees	3,386,000	5,312,000
Tax fees(2)	652,000	648,000

Total fees	$4,038,000	5,960,000

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor.  Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•                  audit services as specified in the policy, including (i) financial audits of our company and our  subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or reporting of transactions;

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

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval.  M. LaVoy Robison currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter.  Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2011 were approved in accordance with the terms of the policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(b)           Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Dated: April 30, 2012	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

*	Filed herewith.