Form 10-Q
period 2012-03-31
Liberty Interactive Corp
filed 2012-05-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of April 30, 2012 was:

Series A common stock	529,654,238
Series B common stock	28,984,735

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2012	December 31, 2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$794	847
Trade and other receivables, net	734	1,054
Inventory, net	1,124	1,071
Other current assets	112	148
Total current assets	2,764	3,120
Investments in available-for-sale securities and other cost investments (note 6)	1,343	1,168
Investments in affiliates, accounted for using the equity method, including $214 million pledged as collateral at March 31, 2012 (note 7)	1,152	1,135
Property and equipment, at cost	2,053	2,002
Accumulated depreciation	(904)	(869)
	1,149	1,133
Intangible assets not subject to amortization (note 8):
Goodwill	6,003	5,978
Trademarks	2,518	2,518
	8,521	8,496
Intangible assets subject to amortization, net (note 8)	2,138	2,209
Other assets, at cost, net of accumulated amortization	77	78
Total assets	$17,144	17,339

(continued)
	March 31, 2012	December 31, 2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$524	599
Accrued liabilities	671	801
Current portion of debt (note 9)	1,265	1,189
Deferred income tax liabilities	851	851
Other current liabilities	175	128
Total current liabilities	3,486	3,568
Long-term debt, including $2,623 million and $2,443 million measured at fair value (note 9)	4,918	4,850
Deferred income tax liabilities	2,033	2,046
Other liabilities	202	248
Total liabilities	10,639	10,712
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 538,162,793 shares at March 31, 2012 and 549,361,673 shares at December 31, 2011	5	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,989,160 shares at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	2,469	2,681
Accumulated other comprehensive earnings, net of taxes	177	152
Retained earnings	3,745	3,654
Total stockholders' equity	6,396	6,493
Noncontrolling interests in equity of subsidiaries	109	134
Total equity	6,505	6,627
Commitments and contingencies (note 11)
Total liabilities and equity	$17,144	17,339

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended
	March 31,
	2012	2011
	amounts in millions, except per share amounts
Net retail sales	$2,314	2,159
Cost of sales (exclusive of depreciation shown separately below)	1,466	1,377
Gross Profit	848	782
Operating costs and expenses:
Operating	208	203
Selling, general and administrative, including stock-based compensation (note 3)	239	217
Depreciation and amortization	143	149
	590	569
Operating income	258	213
Other income (expense):
Interest expense	(106)	(114)
Share of earnings (losses) of affiliates, net (note 7)	11	20
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(18)	(59)
Other, net	3	18
	(110)	(135)
Earnings (loss) from continuing operations before income taxes	148	78
Income tax (expense) benefit	(43)	(15)
Earnings (loss) from continuing operations	105	63
Earnings (loss) from discontinued operations, net of taxes (note 2)	—	336
Net earnings (loss)	105	399
Less net earnings (loss) attributable to the noncontrolling interests	14	10
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$91	389
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	293
Liberty Starz common stock	NA	52
Liberty Interactive common stock	$91	44
	$91	389

	(Continued)
	Three months ended
	March 31,
	2012	2011
	amounts in millions, except per share amounts
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	0.12
Series A and Series B Liberty Starz common stock	NA	—
Series A and Series B Liberty Interactive common stock	$0.16	0.07
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	0.12
Series A and Series B Liberty Starz common stock	NA	—
Series A and Series B Liberty Interactive common stock	$0.16	0.07
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	3.57
Series A and Series B Liberty Starz common stock	NA	1.02
Series A and Series B Liberty Interactive common stock	$0.16	0.07
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	3.49
Series A and Series B Liberty Starz common stock	NA	0.98
Series A and Series B Liberty Interactive common stock	$0.16	0.07

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Net earnings (loss)	$105	399
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	13	48
Share of other comprehensive earnings (losses) of equity affiliates	2	3
Other comprehensive earnings (loss) from discontinued operations	—	(29)
Other comprehensive earnings (loss)	15	22
Comprehensive earnings (loss)	120	421
Less comprehensive earnings (loss) attributable to the noncontrolling interests	4	7
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$116	414
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	269
Liberty Starz common stock	NA	47
Liberty Interactive common stock	$116	98
	$116	414
LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$105	399
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(336)
Depreciation and amortization	143	149
Stock-based compensation	17	16
Share of (earnings) losses of affiliates, net	(11)	(20)
Realized and unrealized (gains) losses on financial instruments, net	18	59
Deferred income tax expense (benefit)	(24)	(63)
Other, net	5	(10)
Changes in operating assets and liabilities
Current and other assets	268	195
Payables and other liabilities	(191)	(281)
Net cash provided (used) by operating activities	330	108
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(45)	(5)
Capital expended for property and equipment	(68)	(41)
Net sales (purchases) of short term investments	38	(111)
Other investing activities, net	(16)	—
Net cash provided (used) by investing activities	(91)	(157)
Cash flows from financing activities:
Borrowings of debt	245	127
Repayments of debt	(274)	(156)
Repurchases of Liberty Interactive common stock	(228)	—
Other financing activities, net	(27)	(22)
Net cash provided (used) by financing activities	(284)	(51)
Effect of foreign currency exchange rates on cash	(8)	6
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	245
Cash provided (used) by investing activities	—	201
Cash provided (used) by financing activities	—	(94)
Change in available cash held by discontinued operations	—	(372)
Net cash provided (used) by discontinued operations	—	(20)
Net increase (decrease) in cash and cash equivalents	(53)	(114)
Cash and cash equivalents at beginning of period	847	1,353
Cash and cash equivalents at end of period	$794	1,239

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2012

	Stockholders' Equity
		Common stock

		Liberty Interactive
					Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2012	$—	6	—	2,681	152	3,654	134	6,627
Net earnings (loss)	—	—	—	—	—	91	14	105
Other comprehensive earnings (loss)	—	—	—	—	25	—	(10)	15
Stock compensation	—	—	—	13	—	—	—	13
Issuance of common stock upon exercise of stock options	—	—	—	2	—	—	—	2
Series A Liberty Interactive stock repurchases	—	(1)	—	(227)	—	—	—	(228)
Distribution to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Balance at March 31, 2012	$—	5	—	2,469	177	3,745	109	6,505

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
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Prior to the Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have a direct claim to the group's stock or assets and were not represented by separate boards of directors.
On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "Split-Off"). At the time of the Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to our former Capital and Starz tracking stock groups. The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
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
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty shares office space with LMC and related amenities at LMC's corporate headquarters. Under these various agreements, approximately $3 million of allocated expenses were reimbursed from Liberty to LMC for the three months ended March 31, 2012.
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
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows:

Three months ended March 31,
2011
amounts in millions
Revenue	$973
Earnings (loss) before income taxes	$576

The per share impact from discontinued operations is as follows:

Three months ended
March 31,
2011
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$3.45
Series A and Series B Liberty Starz common stock	$1.02
Series A and Series B Liberty Interactive common stock	$—
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$3.37
Series A and Series B Liberty Starz common stock	$0.98
Series A and Series B Liberty Interactive common stock	$—
The businesses, assets and liabilities that were previously attributed to our former Liberty Starz and Liberty Capital tracking stock groups were owned by LMC at the time of the Split-Off and have been included in discontinued operations. Certain assets and liabilities not owned by Liberty at the time of the Split-Off were attributed to the Liberty Interactive tracking stock group in prior periods and certain assets and liabilities not owned by LMC at the time of the Split-Off were attributed to the Liberty Capital tracking stock group in prior periods. This results in Liberty Interactive common stock participating in the discontinued operations for the amount attributable to Liberty Interactive common stock for those items in periods prior to the Split-Off. Additionally, certain prior period EPS calculations for Liberty Capital common stock include continuing operations due to the attribution of certain debt and equity instruments in those periods to the Liberty Capital group that remained with Liberty after the Split-Off as a result of the change in attribution of those assets and liabilities prior to the Split-Off.
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
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2012	$17
March 31, 2011	$16
In March 2012, Liberty granted to QVC employees 2.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.38 per share and vest semi-annually over the 4 year vesting period.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stock and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty Interactive common stock granted to certain officers, employees and directors of the Company.

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2012	45,223	$12.06	450	$19.74
Granted	2,717	$18.63	—	$—
Exercised	(2,122)	$7.04	—	$—
Forfeited/Cancelled/Exchanged	(164)	$18.09	—	$—
Outstanding at March 31, 2012	45,654	$12.66	450	$19.74
Exercisable at March 31, 2012	15,569	$13.21	450	$19.74
The following table provides additional information about outstanding Awards to purchase Liberty Interactive common stock at March 31, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	45,654	$12.66	5.2 years	$304,886	15,569	$13.21	2.9 years	$102,806
Series B Liberty Interactive	450	$19.74	3.2 years	$—	450	$19.74	3.2 years	$—
As of March 31, 2012, the total unrecognized compensation cost related to unvested Liberty Interactive equity Awards was approximately $117 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

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
Series A and Series B Liberty Capital Common Stock
For the three months ended March 31, 2011 the EPS calculation for basic EPS is based on 82 million weighted average outstanding shares and for diluted EPS 84 million weighted average shares outstanding. As discussed in more detail in note 2, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, there is no Liberty Capital common stock outstanding at March 31, 2012.
Series A and Series B Liberty Starz Common Stock
For the three months ended March 31, 2011 the EPS calculation for basic EPS is based on 51 million weighted average outstanding shares and for diluted EPS 53 million weighted average shares outstanding. As discussed in more detail in note 2, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, there is no Liberty Starz common stock outstanding at March 31, 2012.
Series A and Series B Liberty Interactive Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the three months ended March 31, 2012 are 7 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	numbers of shares in millions
Basic EPS	572	598
Stock options	9	7
Diluted EPS	581	605

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
The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	8	—	8	—
Available-for-sale securities	1,339	1,339	—	—
Financial instruments	38	(11)	49	—
Debt	2,623	—	2,623	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Non-strategic Securities	$140	97
Exchangeable senior debentures	(182)	(187)
Other	24	31
	$(18)	(59)

(6)	Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.
Investments in AFS securities, the entirety of which are considered Non-strategic Securities, and other cost investments are summarized as follows:

	March 31, 2012	December 31, 2011
	amounts in millions
Time Warner Inc.	$822	787
Time Warner Cable Inc.	446	348
Other	75	33
	$1,343	1,168

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2012 and the carrying amount at December 31, 2011:

	March 31, 2012			December 31, 2011
	Percentage ownership	Market value (level 1)	Carrying amount	Carrying amount
		dollars in millions
Expedia, Inc. (a)	27%	$1,157	$616	621
TripAdvisor, Inc. (b)	26%	1,235	197	184
HSN, Inc.	34%	761	229	217
Other	various	N/A	110	113
			$1,152	1,135

(a)
Liberty entered into a forward sales contract on 12 million shares of Expedia common stock in March 2012 at a per share forward price of $34.316. The forward contract is settleable in October 2012 in stock, net-share settlement or cash, at the election of Liberty. Liberty delivered 12 million shares of Expedia as collateral under the forward contract. The carrying value of the shares, held as collateral by the counterparty, was $214 million and the fair value was $401 million as of March 31, 2012.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(b)	In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million.
The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Expedia (1)	$(2)	13
TripAdvisor, Inc. (1)	11	—
HSN, Inc.	15	13
Other	(13)	(6)
	$11	20

(1)
During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata split-off of TripAdvisor, Inc., its wholly owned subsidiary. As of the TripAdvisor, Inc. split-off date, the Company had a 26% economic ownership interest in each of Expedia, Inc. and TripAdvisor, Inc. and, through ownership of class B common stock with 10 votes per share, had an approximate 58% voting interest in each respective company. Through a stockholders agreement, Liberty has given Barry Diller, Chairman and Senior Executive Officer of both companies, the right to vote all of the common stock owned by Liberty. Through a governance agreement, Liberty has the right to nominate up to 20% of the board members for each entity and currently two members on each company's 10 member board were nominated by Liberty. Through Liberty's board representation, it was determined that the Company has significant influence over each respective company and continues to apply the equity method of accounting as a result.

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	amounts in millions
Current assets	$2,585	2,274
Property and equipment, net	344	320
Goodwill	2,889	2,877
Intangible assets	739	744
Other assets	261	290
Total assets	$6,818	6,505
Current liabilities	$3,002	2,553
Deferred income taxes	288	280
Long-term debt	1,249	1,249
Other liabilities	123	118
Noncontrolling interest	107	105
Equity	2,049	2,200
Total liabilities and equity	$6,818	6,505

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Expedia Consolidated Statements of Operations

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Revenue	$816	728
Cost of revenue	(200)	(176)
Gross profit	616	552
Selling, general and administrative expenses	(564)	(509)
Amortization	(3)	(6)
Restructuring charges and other	—	(2)
Operating income	49	35
Interest expense	(21)	(23)
Other income (expense), net	(1)	(3)
Income tax (expense) benefit	(5)	(3)
Income from continuing operations	22	6
Earnings (loss) from discontinued operations	(24)	46
Net earnings (loss)	(2)	52
Less net earnings (loss) attributable to noncontrolling interests	(1)	—
Net earnings (loss) attributable to Expedia, Inc. shareholders	$(3)	52

(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	Total
	amounts in millions
Balance at January 1, 2012	$5,354	624	5,978
Foreign currency translation adjustments	10	—	10
Acquisition	16	(1)	15
Balance at March 31, 2012	$5,380	623	6,003
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $108 million and $110 million for the three month periods ended March 31, 2012 and 2011, respectively. Based on its amortizable intangible assets as of March 31, 2012, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2012	$344
2013	$432
2014	$403
2015	$361
2016	$337
(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal March 31, 2012	Carrying value
		March 31, 2012	December 31, 2011
	amounts in millions
Senior notes and debentures
5.7% Senior Notes due 2013	309	308	308
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	504	501	501
Exchangeable Senior Debentures
3.125% Exchangeable Senior Debentures due 2023	1,138	1,374	1,275
4% Exchangeable Senior Debentures due 2029	469	258	258
3.75% Exchangeable Senior Debentures due 2030	460	254	235
3.5% Exchangeable Senior Debentures due 2031	484	364	341
3.25% Exchangeable Senior Debentures due 2031	414	373	334
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	987	986
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC Bank Credit Facilities	382	382	434
Other subsidiary debt	97	97	82
Total consolidated Liberty debt	$6,544	6,183	6,039
Less current maturities		(1,265)	(1,189)
Total long-term debt		$4,918	4,850
QVC Bank Credit Facilities
The QVC Bank Credit Facilities provide for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. Availability under the QVC Bank Credit Facilities at March 31, 2012 was $1.6 billion. The $382 million outstanding principal matures in September 2015.
QVC was in compliance with all of its debt covenants at March 31, 2012.
QVC Interest Rate Swap Arrangements
During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.47% at March 31, 2012). Additionally, during 2011, QVC entered into seven additional swap arrangements with an aggregate notional amount of $1.35 billion requiring QVC to make variable payments at 3 month LIBOR (0.47% at March 31, 2012) and receive fixed payments ranging from 0.57% to 0.95%. These swap arrangements do not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.
Other Subsidiary Debt
Other subsidiary debt at March 31, 2012 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2012 is as follows (amounts in millions):

Senior notes	$323
Senior debentures	$813
QVC senior secured notes	$2,194
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at March 31, 2012.

(10) Stockholders' Equity
As of March 31, 2012, Liberty reserved for issuance upon exercise of outstanding stock options approximately 45.7 million shares of Series A Liberty Interactive common stock and 450 thousand shares of Series B Liberty Interactive common stock.
In addition to the Series A and Series B Liberty Interactive common stock there are 4 billion shares of Series C Liberty Interactive common stock authorized for issuance. As of March 31, 2012, no shares of any Series C Liberty Interactive common stock were issued or outstanding.
Liberty Interactive's board of directors has approved the recapitalization of its common stock through the creation of a new tracking stock to be designated the Liberty Ventures common stock . In the recapitalization, each holder of Liberty Interactive common stock will receive 0.05 of a share of the corresponding series of Liberty Ventures common stock, with cash issued in lieu of fractional shares of Liberty Ventures common stock. In addition, holders of Liberty Interactive common stock will also receive 1/3 of a subscription right to purchase one share of Series A Liberty Ventures common stock for each share of Liberty Ventures tracking stock they receive in the recapitalization. The proposed recapitalization is intended to be tax-free to stockholders and its completion will be subject to various conditions, including the affirmative vote of a majority of the aggregate voting power of the shares of Liberty Interactive common stock outstanding and entitled to vote at a stockholder meeting to be called for such purpose, voting together as a single class, and the receipt of a tax opinion from counsel. Subject to the satisfaction of the conditions to closing, the recapitalization is currently expected to close in the second or third quarter of 2012.

(11) Commitments and Contingencies
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
(unaudited)

(12) Information About Liberty's Operating Segments
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
For the three months ended March 31, 2012, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

•
QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

•
Expedia, Inc.—an equity method affiliate in which we hold a 27% ownership interest (see note 7) that operates an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allowing these travel suppliers to efficiently reach and provide their products and services to Expedia customers.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Measures

	Three months ended
	March 31,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$1,932	390	1,835	363
E-commerce	382	34	324	29
Expedia, Inc.	816	103	728	84
Corporate and other	—	(6)	—	(14)
Total	$3,130	521	2,887	462
Eliminate equity method affiliates	(816)	(103)	(728)	(84)
Consolidated	$2,314	418	2,159	378

Other Information

	March 31, 2012
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions

QVC	$13,268	—	45
E-commerce	1,452	11	23
Expedia, Inc.	6,818	—	46
Corporate and other	2,424	1,141	—
Total	23,962	1,152	114
Eliminate equity method affiliates	(6,818)	—	(46)
Consolidated	$17,144	1,152	68

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$418	378
Stock-based compensation	(17)	(16)
Depreciation and amortization	(143)	(149)
Interest expense	(106)	(114)
Share of earnings (loss) of affiliates, net	11	20
Realized and unrealized gains (losses) on financial instruments, net	(18)	(59)
Other, net	3	18
Earnings (loss) from continuing operations before income taxes	$148	78

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
For additional risk factors, please see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and Provide Commerce, Inc. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor and party supplies. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts.
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
Discontinued Operations
Prior to the Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.
On September 23, 2011, Liberty completed the split-off of its wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "Split-Off"). At the time of the Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to our former Capital and Starz tracking stock groups. The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty for all of the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
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

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segment and our E-commerce businesses. The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see "Results of Operations—Businesses" below.
Operating Results

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Revenue
QVC	$1,932	1,835
E-commerce	382	324
Corporate and other	—	—
Consolidated	$2,314	2,159

Adjusted OIBDA
QVC	$390	363
E-commerce	34	29
Corporate and other	(6)	(14)
Consolidated	$418	378

Operating Income (Loss)
QVC	$258	225
E-commerce	15	8
Corporate and other	(15)	(20)
Consolidated	$258	213
Revenue.    Our consolidated revenue increased 7.2% or $155 million for the three months ended March 31, 2012 as compared to the corresponding prior year period. The three month increase was primarily due to increased revenue at QVC ($97 million) and the E-commerce companies ($58 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased 10.6% or $40 million for the three months ended March 31, 2012 as compared to the corresponding prior year period. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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

We recorded $17 million and $16 million of stock compensation expense for the three month periods ended March 31, 2012 and 2011, respectively. The stock compensation expense was relatively flat as compared to the prior period. As of March 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $117 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.3 years.
Operating income.    Our consolidated operating income increased 21.1% or $45 million for the three months ended March 31, 2012 as compared to the corresponding prior year period. The three month increase was primarily due to improved results at QVC ($33 million) and the E-commerce companies ($7 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Other income (expense):
Interest expense	(106)	(114)
Share of earnings (losses) of affiliates	11	20
Realized and unrealized gains (losses) on financial instruments, net	(18)	(59)
Other, net	3	18
Consolidated	$(110)	(135)
Interest expense.    Interest expense decreased 7% or $8 million as compared to the corresponding prior year period. The overall decrease in interest expense related to a lower average debt balance for the three months ended March 31, 2012, as compared to the corresponding prior year periods.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2012	2011
	amounts in millions

Expedia, Inc.	$(2)	13
TripAdvisor, Inc.	11	—
HSN, Inc.	15	13
Other	(13)	(6)
	$11	20

During the fourth quarter of 2011, Expedia, Inc. completed the pro-rata split-off of TripAdvisor, Inc., its wholly owned subsidiary. Therefore, the Company held a 26% ownership interest in each of Expedia, Inc. and TripAdvisor, Inc. as of the TripAdvisor, Inc. split-off date. The most significant change in earnings for Expedia, Inc., other than the split-off of TripAdvisor, Inc., was the result of a one-time loss recognition for the three months ended March 31, 2012 associated with the retirement of certain debt in conjunction with the TripAdvisor, Inc. split-off.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Non-strategic Securities	$140	97
Exchangeable senior debentures	(182)	(187)
Other derivatives	24	31
	$(18)	(59)

        Income taxes.    Our effective tax rate for the three months ended March 31, 2012 is 29% which is less than the U.S. federal income tax rate of 35% primarily due to tax credits generated by our alternative energy investments.
Net earnings.    We had net earnings of $105 million and $399 million for the three month periods ended March 31, 2012 and 2011, respectively. Net earnings in the prior year included $336 million of earnings from discontinued operations. The remaining change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of March 31, 2012 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.
As of March 31, 2012, Liberty had a cash balance of $794 million with $284 million held by foreign subsidiaries. We have borrowing capacity under the QVC credit facility at March 31, 2012 of $1.6 billion. Additionally, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future periods.
During the three months ended March 31, 2012, Liberty's primary uses of cash were $228 million of Liberty Interactive common stock repurchases. These repurchases were funded primarily with cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are continued capital improvement spending of approximately $350 million for capital expenditures for the remainder of the year, the costs to service outstanding debt, approximately $250 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 8.6 million shares for $162 million through April 30, 2012) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
QVC was in compliance with its debt covenants as of March 31, 2012.

Results of Operations—Businesses
Operating Results by Business
QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year (“QVC-US”). Internationally, QVC's program services are based in Japan (“QVC-Japan”), Germany (“QVC-Germany”), the United Kingdom (“QVC-UK”) and Italy (“QVC-Italy”). QVC-Japan and QVC-Germany each distribute live programming 24 hours a day and QVC-UK distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy launched on October 1, 2010, and is distributing programming live for 17 hours a day on satellite and public television and an additional seven hours a day of recorded programming on satellite television.
QVC's operating results were as follows:

	Three months ended
	March 31,
	2012	2011
	amounts in millions
Net revenue	$1,932	1,835
Cost of sales	(1,230)	(1,180)
Gross profit	702	655
Operating expenses	(179)	(175)
SG&A expenses (excluding stock-based compensation)	(133)	(117)
Adjusted OIBDA	390	363
Stock-based compensation—SG&A	(5)	(4)
Depreciation and amortization	(127)	(134)
Operating income	$258	225
Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2012	2011
	amounts in millions
QVC-US	$1,240	1,192
QVC-Japan	289	233
QVC-Germany	247	268
QVC-UK	140	138
QVC-Italy	16	4
	$1,932	1,835

QVC's consolidated net revenue increased 5.3% during the three months ended March 31, 2012 as compared to the corresponding prior quarter. The increase in net revenue of $97 million was comprised of $68 million due to a 3.2% increase in average selling price per unit ("ASP"), a $48 million increase due to a 2% increase in units sold and an increase in shipping and handling revenue of $16 million. These increases were offset by a $32 million increase in estimated product returns and unfavorable foreign currency rates in all markets except Japan of $3 million. Returns as a percent of gross product revenue increased to 19.8% from 19.5% primarily due to an increase in apparel sales as a percentage of the total mix of products sold.

During the three months ended March 31, 2012 and 2011, the changes in revenue and expenses were impacted by changes in the exchange rates for the Japanese Yen, the Euro and the UK Pound Sterling. In the event the US dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for QVC's geographic areas in US Dollars and in local currency was as follows:

	Three months ended
	March 31, 2012
	U.S. Dollars	Local currency
QVC-US	4.0%	4.0%
QVC-Japan	24.0%	19.4%
QVC-Germany	(7.8)%	(3.9)%
QVC-UK	1.4%	3.5%

QVC-US growth in net revenue of 4.0% was due primarily to a 4.0% increase in ASP and a 0.8% increase in units sold, partially offset by an increase in returns. QVC-US shipped sales increased mainly due to growth in sales of cooking and dining and apparel. QVC-Japan's growth was primarily due to QVC-Japan being off-air for twelve days as a result of the earthquake and related events experienced during the first quarter of 2011 and was driven by increased sales in home, apparel and accessories . Declines in QVC-Germany were due primarily to decreased sales in health and fitness, apparel and accessories, offset somewhat by increases in sales of beauty products. QVC-UK's growth was the result of increased sales in the beauty and apparel categories. QVC-Italy's sales consisted of primarily home, beauty and apparel products.

QVC's televised shopping program is already received by substantially all the multichannel television households in the US, Germany and the UK. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving our television programming, and growth in sales to existing customers and new subscribers as a result of expansion of our programming reach. QVC's future net revenue may also be affected by (i) the willingness of multichannel television distributors to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television; and (iv) general economic conditions.

QVC's gross profit percentage was 36.3% and 35.7% for the three months ended March 31, 2012 and 2011, respectively. The increase in the gross profit percentage for the three months ended March 31, 2012 was due primarily to a product mix shift from lower margin electronics to apparel and improved leverage on our warehouse cost base.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased $4 million or 2.3% for the three months ended March 31, 2012. The increase was primarily due to a $4 million increase in commissions expense related to sales growth.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $16 million and as a percent of net revenue from 6.4% to 6.9% for the three months ended March 31, 2012 as a result of a variety of factors. Personnel expenses increased $15 million due to merit and benefits increases, a higher bonus accrual, as well as a charge associated with reducing the number of order entry personnel at the Chesapeake, VA, US call center due to an increase in electronic ordering from customers. Bad debt increased by $5 million compared to the prior year due to our Easy Pay installment program. These increases were primarily offset by higher credit card income of $3 million due to a higher average portfolio balance.

QVC's depreciation and amortization consisted of the following:

	Three months ended
	March 31,
	2012	2011
Affiliate agreements	$38	38
Customer relationships	43	43
Purchase accounting related amortization	81	81
Property, plant and equipment	31	35
Software amortization	12	12
Channel placement amortization	3	6
Total depreciation and amortization	$127	134

E-commerce businesses.    Our e-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the e-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $58 million for the three months ended March 31, 2012 as compared to the corresponding prior year period. Each of our respective e-commerce businesses reported an increase in revenue, with the exception of one of our subsidiaries, for the three months ended March 31, 2012 as compared to the corresponding prior year periods. Such increases were the result of increased marketing efforts driving additional traffic, greater conversion resulting from investments in site optimization and broader inventory offerings. Adjusted OIBDA for the e-commerce businesses increased $5 million for the three months ended March 31, 2012 representing 9% of revenue in 2012, as compared to 9% in 2011. Operating income was slightly higher by $7 million as a result of the discussion above and lower stock compensation expense for the three months ended March 31, 2012 as compared to the corresponding prior year period.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2012, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
QVC	$382	1.7%	$2,068	7.3%
Corporate and other	$29	3.0%	$4,065	4.6%
In addition, QVC has entered into several interest rate swap arrangements that provide for payments beginning in March 2011 and extending to March 2013. On a notional amount of $1.75 billion, QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.47% at March 31, 2012). On an additional notional amount of $1.35 billion, QVC will make variable payments at 3 month LIBOR (0.47% at March 31, 2012) and receive fixed payments ranging from 0.57% to 0.95%.
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
At March 31, 2012, the fair value of our non-strategic AFS equity securities was $1,339 million. Had the market price of such securities been 10% lower at March 31, 2012, the aggregate value of such securities would have been $134 million lower. Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.
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
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On several occasions our board of directors authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective, notwithstanding the fact that our stock is no longer a tracking stock, following the Split-Off. Additionally, on February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.
A summary of the repurchase activity for the three months ended March 31, 2012 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1 - 31, 2012	3,863,050	$16.67	3,863,050	$309 million
February 1 - 29, 2012	200,839	$16.98	200,839	$1,007 million
March 1 - 31, 2012	8,442,609	$18.93	8,442,609	$847 million
Total	12,506,498		12,506,498
In addition to the shares listed in the table above 153,455 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY INTERACTIVE CORPORATION
Date: May 8, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 8, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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