Form 10-Q
period 2012-06-30
Liberty Interactive Corp
filed 2012-08-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of July 31, 2012 was:

Series A common stock	515,172,948
Series B common stock	28,969,735

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2012	December 31, 2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$790	847
Trade and other receivables, net	664	1,054
Inventory, net	1,096	1,071
Other current assets	87	148
Total current assets	2,637	3,120
Investments in available-for-sale securities and other cost investments (note 6)	1,384	1,168
Investments in affiliates, accounted for using the equity method, including $223 million pledged as collateral at June 30, 2012 (note 7)	1,213	1,135
Property and equipment, at cost	2,093	2,002
Accumulated depreciation	(925)	(869)
	1,168	1,133
Intangible assets not subject to amortization (note 8):
Goodwill	5,985	5,978
Trademarks	2,525	2,518
	8,510	8,496
Intangible assets subject to amortization, net (note 8)	2,045	2,209
Other assets, at cost, net of accumulated amortization	74	78
Total assets	$17,031	17,339

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	June 30, 2012	December 31, 2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$482	599
Accrued liabilities	682	801
Current portion of debt (note 9)	1,485	1,189
Deferred income tax liabilities	836	851
Other current liabilities	372	128
Total current liabilities	3,857	3,568
Long-term debt, including $2,548 million and $2,443 million measured at fair value (note 9)	4,564	4,850
Deferred income tax liabilities	2,083	2,046
Other liabilities	218	248
Total liabilities	10,722	10,712
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 515,546,332 shares at June 30, 2012 and 549,361,673 shares at December 31, 2011	5	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,969,735 shares at June 30, 2012 and 28,989,160 at December 31, 2011	—	—
Additional paid-in capital	2,072	2,681
Accumulated other comprehensive earnings, net of taxes	121	152
Retained earnings	3,979	3,654
Total stockholders' equity	6,177	6,493
Noncontrolling interests in equity of subsidiaries	132	134
Total equity	6,309	6,627
Commitments and contingencies (note 11)
Total liabilities and equity	$17,031	17,339

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Net retail sales	$2,365	2,245	4,679	4,404
Cost of sales (exclusive of depreciation shown separately below)	1,488	1,398	2,954	2,775
Gross Profit	877	847	1,725	1,629
Operating costs and expenses:
Operating	199	209	407	412
Selling, general and administrative, including stock-based compensation (note 3)	241	202	480	419
Depreciation and amortization	147	148	290	297
	587	559	1,177	1,128
Operating income	290	288	548	501
Other income (expense):
Interest expense	(107)	(107)	(213)	(221)
Share of earnings (losses) of affiliates, net (note 7)	35	37	46	57
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(160)	89	(178)	30
Gains (losses) on dispositions, net (note 7)	288	—	288	—
Other, net	30	3	33	21
	86	22	(24)	(113)
Earnings (loss) from continuing operations before income taxes	376	310	524	388
Income tax (expense) benefit	(127)	(115)	(170)	(130)
Earnings (loss) from continuing operations	249	195	354	258
Earnings (loss) from discontinued operations, net of taxes (note 2)	—	74	—	410
Net earnings (loss)	249	269	354	668
Less net earnings (loss) attributable to the noncontrolling interests	15	12	29	22
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$234	257	325	646
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	8	NA	301
Liberty Starz common stock	NA	67	NA	119
Liberty Interactive common stock	$234	182	325	226
	$234	257	325	646

	(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	NA	NA	0.12
Series A and Series B Liberty Starz common stock	NA	NA	NA	—
Series A and Series B Liberty Interactive common stock	$0.42	0.30	0.58	0.38
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	NA	NA	0.12
Series A and Series B Liberty Starz common stock	NA	NA	NA	—
Series A and Series B Liberty Interactive common stock	$0.42	0.30	0.57	0.37
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	0.10	NA	3.72
Series A and Series B Liberty Starz common stock	NA	1.31	NA	2.33
Series A and Series B Liberty Interactive common stock	$0.42	0.30	0.58	0.38
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	NA	0.10	NA	3.63
Series A and Series B Liberty Starz common stock	NA	1.26	NA	2.25
Series A and Series B Liberty Interactive common stock	$0.42	0.30	0.57	0.37

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Net earnings (loss)	$249	269	354	668
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(49)	22	(36)	70
Share of other comprehensive earnings (losses) of equity affiliates	(3)	1	(1)	4
Other comprehensive earnings (loss) from discontinued operations	—	11	—	(18)
Other comprehensive earnings (loss)	(52)	34	(37)	56
Comprehensive earnings (loss)	197	303	317	724
Less comprehensive earnings (loss) attributable to the noncontrolling interests	19	15	23	22
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$178	288	294	702
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	20	NA	289
Liberty Starz common stock	NA	66	NA	113
Liberty Interactive common stock	$178	202	294	300
	$178	288	294	702

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$354	668
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(410)
Depreciation and amortization	290	297
Stock-based compensation	35	30
Cash payments for stock-based compensation	(2)	(2)
Noncash interest expense	—	4
Share of (earnings) losses of affiliates, net	(46)	(57)
Cash receipts from returns on equity investments	13	10
Realized and unrealized (gains) losses on financial instruments, net	178	(30)
(Gains) losses on disposition of assets, net	(288)	—
Deferred income tax expense (benefit)	26	(44)
Other, net	(25)	(62)
Changes in operating assets and liabilities
Current and other assets	357	230
Payables and other liabilities	(162)	(302)
Net cash provided (used) by operating activities	730	332
Cash flows from investing activities:
Cash proceeds from dispositions	348	—
Investments in and loans to cost and equity investees	(108)	(7)
Capital expended for property and equipment	(151)	(103)
Net sales (purchases) of short term investments	46	(48)
Other investing activities, net	(40)	1
Net cash provided (used) by investing activities	95	(157)
Cash flows from financing activities:
Borrowings of debt	666	192
Repayments of debt	(873)	(393)
Repurchases of Liberty Interactive common stock	(637)	—
Other financing activities, net	(26)	(42)
Net cash provided (used) by financing activities	(870)	(243)
Effect of foreign currency exchange rates on cash	(12)	11
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	294
Cash provided (used) by investing activities	—	144
Cash provided (used) by financing activities	—	(146)
Change in available cash held by discontinued operations	—	(276)
Net cash provided (used) by discontinued operations	—	16
Net increase (decrease) in cash and cash equivalents	(57)	(41)
Cash and cash equivalents at beginning of period	847	1,353
Cash and cash equivalents at end of period	$790	1,312

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2012

	Stockholders' Equity
		Common stock

		Liberty Interactive
					Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2012	$—	6	—	2,681	152	3,654	134	6,627
Net earnings (loss)	—	—	—	—	—	325	29	354
Other comprehensive earnings (loss)	—	—	—	—	(31)	—	(6)	(37)
Stock compensation	—	—	—	25	—	—	—	25
Issuance of common stock upon exercise of stock options	—	—	—	2	—	—	—	2
Series A Liberty Interactive stock repurchases	—	(1)	—	(636)	—	—	—	(637)
Distribution to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	—	—	4	4
Balance at June 30, 2012	$—	5	—	2,072	121	3,979	132	6,309

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
The accompanying (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2011.
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
On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "Split-Off"). At the time of the Split-Off, LMC owned all the assets, businesses and liabilities attributed to our former Capital and Starz tracking stock groups immediately prior to the Split-Off. The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
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
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty shares office space with LMC and related amenities at LMC's corporate headquarters. Under these various agreements, approximately $5 million of allocated expenses were reimbursed from Liberty to LMC for the six months ended June 30, 2012.
The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect LMC as discontinued operations. Accordingly, the relevant financial statement balances and activities of the businesses, assets and liabilities owned by LMC at the time of Split-Off (for periods prior to the Split-Off) have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements.
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011
	amounts in millions
Revenue	$538	1,511
Earnings (loss) before income taxes	$126	702
The per share impact from discontinued operations is as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$0.09	3.59
Series A and Series B Liberty Starz common stock	$1.31	2.33
Series A and Series B Liberty Interactive common stock	$—	—
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$0.08	3.51
Series A and Series B Liberty Starz common stock	$1.26	2.25
Series A and Series B Liberty Interactive common stock	$—	—
The businesses, assets and liabilities that were attributed to our former Liberty Starz and Liberty Capital tracking stock groups immediately prior to the Split-Off were owned by LMC at the time of the Split-Off and have been included in discontinued operations. Certain assets and liabilities not owned by Liberty at the time of the Split-Off were attributed to the Liberty Interactive tracking stock group in prior periods and certain assets and liabilities not owned by LMC at the time of the Split-Off were attributed to the Liberty Capital tracking stock group in prior periods. This results in Liberty Interactive common stock participating in the discontinued operations for the amount attributable to Liberty Interactive common stock for those items in periods prior to the Split-Off. Additionally, certain prior period EPS calculations for Liberty Capital common stock include continuing operations due to the attribution of certain debt and equity instruments in those periods to the Liberty Capital group that remained with Liberty after the Split-Off as a result of the change in attribution of those assets and liabilities

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

prior to the Split-Off.
(3) Stock-Based Compensation
The Company has granted to certain of its directors, employees and employees of its subsidiaries stock appreciation rights ("SARs"), restricted stock grants and options to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock grants) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
June 30, 2012	$18
June 30, 2011	$14
Six months ended:
June 30, 2012	$35
June 30, 2011	$30
During the six months ended June 30, 2012, Liberty granted, primarily to QVC employees, 2.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.38 per share and vest semi-annually over the 4 year vesting period.
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

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2012	45,223	$12.06	450	$19.74
Granted	2,717	$18.63	—	$—
Exercised	(2,412)	$6.98	—	$—
Forfeited/Cancelled/Exchanged	(243)	$16.39	—	$—
Outstanding at June 30, 2012	45,285	$12.70	450	$19.74
Exercisable at June 30, 2012	16,338	$12.80	450	$19.74

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides additional information about outstanding Awards to purchase Liberty Interactive common stock at June 30, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	45,285	$12.70	5.1 years	$248,831	16,338	$12.80	2.7 years	$97,816
Series B Liberty Interactive	450	$19.74	2.9 years	$—	450	$19.74	2.9 years	$—
As of June 30, 2012, the total unrecognized compensation cost related to unvested Liberty Interactive equity Awards was approximately $107 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

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
Series A and Series B Liberty Capital Common Stock
For the three and six months ended June 30, 2011, the EPS calculation for basic EPS is based on 81 million weighted average outstanding shares and for diluted EPS 83 million weighted average shares outstanding. As discussed in more detail in note 2, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, there is no Liberty Capital common stock outstanding at June 30, 2012.
Series A and Series B Liberty Starz Common Stock
For the three and six months ended June 30, 2011, the EPS calculation for basic EPS is based on 51 million weighted average outstanding shares and for diluted EPS 53 million weighted average shares outstanding. As discussed in more detail in note 2, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, there is no Liberty Starz common stock outstanding at June 30, 2012.
Series A and Series B Liberty Interactive Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares. Excluded from diluted EPS for the three months ended June 30, 2012 are 7 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended June 30, 2012	Six months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2011
	numbers of shares in millions
Basic EPS	553	563	599	599
Stock options	9	9	8	7
Diluted EPS	562	572	607	606

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
The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$581	581	—	—
Available-for-sale securities	$1,380	1,380	—	—
Financial instruments, net	$208	165	43	—
Debt	$2,548	—	2,548	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$41	52	181	149
Exchangeable senior debentures	(35)	22	(217)	(165)
Other derivatives	(166)	15	(142)	46
	$(160)	89	(178)	30

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
Investments in AFS securities, the entirety of which are considered Non-strategic Securities, and other cost investments are summarized as follows:

	June 30, 2012	December 31, 2011
	amounts in millions
Time Warner Inc.	$839	787
Time Warner Cable Inc.	449	348
Other	96	33
	$1,384	1,168

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2012 and the carrying amount at December 31, 2011:

	June 30, 2012			December 31, 2011
	Percentage ownership	Market value (level 1)	Carrying amount	Carrying amount
		dollars in millions
Expedia, Inc. (a)	26%	$1,664	$643	621
TripAdvisor, Inc. (b)	18%	1,169	189	184
HSN, Inc.	34%	808	233	217
Other	various	N/A	148	113
			$1,213	1,135

(a)
Liberty entered into a forward sales contract on 12 million shares of Expedia common stock in March 2012 at a per share forward price of $34.316. The forward contract may be settled, in October 2012, in stock or cash, at the election of Liberty. Liberty delivered 12 million shares of Expedia as collateral under the forward contract. The carrying value of the shares, held as collateral by the counterparty, was $223 million and the fair value was $577 million as of June 30, 2012.

(b)
In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on dispositions, net in the statement of operations.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Expedia (1)	$26	35	24	48
TripAdvisor, Inc. (1)	12	—	23	—
HSN, Inc.	9	7	24	20
Other	(12)	(5)	(25)	(11)
	$35	37	46	57

(1)
During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata split-off of TripAdvisor, Inc. ("TripAdvisor"), its wholly owned subsidiary. As of the TripAdvisor split-off date, the Company had a 26% economic ownership interest in each of Expedia, Inc. and TripAdvisor and, through ownership of class B common stock with 10 votes per share, had an approximate 58% voting interest in each respective company. Through a stockholders agreement, Liberty has given Barry Diller, Chairman and Senior Executive Officer of both companies, the right to vote all of the common stock owned by Liberty. Through a governance agreement, Liberty has the right to nominate up to 20% of the board members for each entity and currently two members on each company's 10 member board were nominated by Liberty. Because of Liberty's board representation, it was determined that the Company has significant influence over each respective company and the Company continues to apply the equity method of accounting to its interests in TripAdvisor. As discussed above, in May 2012 Liberty sold shares of TripAdvisor which decreased Liberty's ownership percentage below 20%. As Liberty's board representation on the TripAdvisor board continues to be 20%, subsequent to the sale of securities discussed above, it was determined that significant influence still exists and the application of the equity method of accounting is appropriate.

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	amounts in millions
Current assets	$3,087	2,274
Property and equipment, net	377	320
Goodwill	3,001	2,877
Intangible assets	836	744
Other assets	204	290
Total assets	$7,505	6,505
Current liabilities	$3,450	2,553
Deferred income taxes	337	280
Long-term debt	1,249	1,249
Other liabilities	127	118
Noncontrolling interest	107	105
Equity	2,235	2,200
Total liabilities and equity	$7,505	6,505

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Expedia Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Revenue	$1,040	913	1,856	$1,641
Cost of revenue	(230)	(195)	(430)	(371)
Gross profit	810	718	1,426	1,270
Selling, general and administrative expenses	(644)	(566)	(1,208)	(1,075)
Amortization	(9)	(6)	(12)	(12)
Restructuring charges and other	(3)	(2)	(3)	(4)
Operating income (loss)	154	144	203	179
Interest expense	(22)	(22)	(43)	(45)
Other income (expense), net	3	(1)	2	(4)
Income tax (expense) benefit	(29)	(33)	(34)	(36)
Income (loss) from continuing operations	106	88	128	94
Earnings (loss) from discontinued operations	—	53	(24)	99
Net earnings (loss)	106	141	104	193
Less net earnings (loss) attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net earnings (loss) attributable to Expedia, Inc. shareholders	$105	140	102	$192
(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	Total
	amounts in millions
Balance at January 1, 2012	$5,354	624	5,978
Foreign currency translation adjustments	(26)	—	(26)
Acquisitions	16	17	33
Balance at June 30, 2012	$5,344	641	5,985
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $217 million and $221 million for the six month periods ended June 30, 2012 and 2011, respectively. Based on its amortizable intangible assets as of June 30, 2012, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2012	$233
2013	$436
2014	$408
2015	$366
2016	$333

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal June 30, 2012	Carrying value
		June 30, 2012	December 31, 2011
	amounts in millions
Senior notes and debentures
5.7% Senior Notes due 2013	309	308	308
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	504	501	501
Exchangeable Senior Debentures
3.125% Exchangeable Senior Debentures due 2023	1,138	1,395	1,275
4% Exchangeable Senior Debentures due 2029	469	275	258
3.75% Exchangeable Senior Debentures due 2030	460	254	235
3.5% Exchangeable Senior Debentures due 2031	373	263	341
3.25% Exchangeable Senior Debentures due 2031	414	361	334
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	987	986
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC Bank Credit Facilities	302	302	434
Other subsidiary debt	118	118	82
Total consolidated Liberty debt	$6,374	6,049	6,039
Less current maturities		(1,485)	(1,189)
Total long-term debt		$4,564	4,850
QVC Bank Credit Facilities
The QVC Bank Credit Facilities provide for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. Availability under the QVC Bank Credit Facilities at June 30, 2012 was $1.7 billion. The $302 million outstanding principal matures in September 2015. As discussed in note 10, Liberty shareholders will decide on a recapitalization of Liberty common stock into two tracking stocks that, if approved, would require additional funds to be drawn on the QVC Bank Credit Facility in the third quarter of 2012. Those funds would be attributed to the Liberty Ventures tracking stock group.
QVC was in compliance with all of its debt covenants at June 30, 2012.
In July 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under the QVC Bank Credit Facilities and for general corporate purposes.
QVC Interest Rate Swap Arrangements
During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.8 billion. Such arrangements provide for payments that began in March 2011 through March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.47% at June 30, 2012). Additionally, during 2011, QVC entered into seven additional swap arrangements with an aggregate notional amount of $1.4 billion requiring QVC to make variable payments, that began in June 2011 through March 2013, at 3 month LIBOR (0.47% at June 30, 2012) and receive fixed payments, that began in June 2011 through March 2013, ranging from 0.57% to 0.95%. These swap arrangements do not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

condensed consolidated statements of operations.
Other Subsidiary Debt
Other subsidiary debt at June 30, 2012 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2012 is as follows (amounts in millions):

Senior notes	$317
Senior debentures	$816
QVC senior secured notes	$2,201
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at June 30, 2012.
(10) Stockholders' Equity
As of June 30, 2012, Liberty reserved for issuance upon exercise of outstanding stock options approximately 45.3 million shares of Series A Liberty Interactive common stock and 450,000 shares of Series B Liberty Interactive common stock.
In addition to the Series A and Series B Liberty Interactive common stock there are 4 billion shares of Series C Liberty Interactive common stock authorized for issuance. As of June 30, 2012, no shares of any Series C Liberty Interactive common stock were issued or outstanding.
Liberty Interactive's board of directors has approved the recapitalization of its common stock through the creation of tracking stocks to be designated the Liberty Ventures common stock and Liberty Interactive common stock. In the recapitalization, each holder of current Liberty Interactive common stock will receive one share of the corresponding series of Liberty Interactive common stock and 0.05 of a share of the corresponding series of Liberty Ventures common stock, with cash issued in lieu of fractional shares of Liberty Ventures common stock. In addition, holders of current Liberty Interactive common stock will also receive 1/3 of a subscription right to purchase one share of Series A Liberty Ventures common stock for each share of Liberty Ventures common stock they receive in the recapitalization. The proposed recapitalization is intended to be tax-free to stockholders and its completion will be subject to various conditions, including the affirmative vote of at least a majority of the aggregate voting power of the shares of Liberty Interactive common stock outstanding and entitled to vote at the annual stockholder meeting in the third quarter of 2012, voting together as a single class, to approve a proposal to amend and restate Liberty's certificate of incorporation in order to effect the recapitalization. Subject to the satisfaction or, where applicable, waiver, of such conditions, the recapitalization is currently expected to occur in the third quarter of 2012.
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
For the six months ended June 30, 2012, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

•
QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

•
Expedia, Inc.—an equity method affiliate in which we hold a 26% ownership interest (see note 7) that operates an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allowing these travel suppliers to efficiently reach and provide their products and services to Expedia customers.

Additionally, for presentation purposes, Liberty is providing financial information of the E-commerce businesses on an aggregated basis. The consolidated businesses do not contribute significantly to the overall operations of Liberty on an individual basis; however, Liberty believes that on an aggregated basis they provide relevant information for users of these financial statements. While these businesses may not meet the aggregation criteria under relevant accounting literature Liberty believes the information is relevant and helpful for a more complete understanding of the consolidated results.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Measures

	Six months ended June 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$3,906	828	3,733	781
E-commerce	773	57	671	65
Expedia, Inc.	1,856	325	1,641	282
Corporate and other	—	(12)	—	(18)
Total	$6,535	1,198	6,045	1,110
Eliminate equity method affiliates	(1,856)	(325)	(1,641)	(282)
Consolidated	$4,679	873	4,404	828

	Three months ended June 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$1,974	438	1,898	418
E-commerce	391	23	347	36
Expedia, Inc.	1,040	222	913	194
Corporate and other	—	(6)	—	(4)
Total	3,405	677	3,158	644
Eliminate equity method affiliates	(1,040)	(222)	(913)	(194)
Consolidated	$2,365	455	2,245	450
Other Information

	June 30, 2012
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$12,924	11	101
E-commerce	1,536	10	50
Expedia, Inc.	7,505	—	117
Corporate and other	2,571	1,192	—
Total	24,536	1,213	268
Eliminate equity method affiliates	(7,505)	—	(117)
Consolidated	$17,031	1,213	151

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$455	450	873	828
Stock-based compensation	(18)	(14)	(35)	(30)
Depreciation and amortization	(147)	(148)	(290)	(297)
Interest expense	(107)	(107)	(213)	(221)
Share of earnings (loss) of affiliates, net	35	37	46	57
Realized and unrealized gains (losses) on financial instruments, net	(160)	89	(178)	30
Gains (losses) on dispositions, net	288	—	288	—
Other, net	30	3	33	21
Earnings (loss) from continuing operations before income taxes	$376	310	524	388

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the ability to renew affiliate agreements on terms that are acceptable to us;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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

Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and Provide Commerce, Inc. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts.
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
Liberty Interactive's board of directors has approved the recapitalization of its common stock through the creation of a new tracking stock to be designated the Liberty Ventures common stock. In the recapitalization, each holder of Liberty Interactive common stock will receive 0.05 of a share of the corresponding series of Liberty Ventures common stock, with cash issued in lieu of fractional shares of Liberty Ventures common stock. In addition, holders of Liberty Interactive common stock will also receive 1/3 of a subscription right to purchase one share of Series A Liberty Ventures common stock for each share of Liberty Ventures common stock they receive in the recapitalization. The proposed recapitalization is intended to be tax-free to stockholders and its completion will be subject to various conditions, including the affirmative vote of at least a majority of the aggregate voting power of the shares of Liberty Interactive common stock outstanding and entitled to vote at the annual stockholder meeting in the third quarter of 2012, voting together as a single class, to approve a proposal to amend and restate Liberty's certificate of incorporation in order to effect the recapitalization. Subject to the satisfaction or, where applicable, waiver, of such conditions, the recapitalization is currently expected to occur in the third quarter of 2012.
The new Ventures Group will initially have attributed to it our interests in Expedia, Inc., TripAdvisor, Inc., Interval Leisure Group, Inc., Tree.com, Inc. and other smaller assets, investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $1,325 million (which includes proceeds from the sale of TripAdvisor, Inc. shares in May 2012 and the impact of certain other post-March 31 business activities). The Ventures Group will have attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group will be primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The Interactive Group will initially have attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, and Celebrate Interactive Holdings, LLC, CommerceHub and LMC Right Start, Inc., as well as our interest in HSN, Inc. and cash in the amount of approximately $500 million. The Interactive Group will have attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities. The Interactive Group will be primarily focused on our video and e-commerce operating businesses.

Discontinued Operations
Prior to the Split-Off (as defined below), Liberty's equity was structured into three separate tracking stock groups. Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.
On September 23, 2011, Liberty completed the split-off of its wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "Split-Off"). At the time of the Split-Off, LMC owned all the assets, businesses and liabilities attributed to our former Capital and Starz tracking stock groups immediately prior to the Split-Off. The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty for all of the common stock of LMC. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.
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
Operating Results

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Revenue
QVC	$1,974	1,898	3,906	3,733
E-commerce	391	347	773	671
Corporate and other	—	—	—	—
Consolidated	$2,365	2,245	4,679	4,404

Adjusted OIBDA
QVC	$438	418	828	781
E-commerce	23	36	57	65
Corporate and other	(6)	(4)	(12)	(18)
Consolidated	$455	450	873	828

Operating Income (Loss)
QVC	$301	281	559	506
E-commerce	(1)	19	14	27
Corporate and other	(10)	(12)	(25)	(32)
Consolidated	$290	288	548	501
Revenue.    Our consolidated revenue increased 5.3% or $120 million and 6.2% or $275 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods. The three month increase was due to increased revenue at QVC ($76 million) and the E-commerce companies ($44 million). The six month increase was due to increased revenue at QVC ($173 million) and the E-commerce companies ($102 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
Consolidated Adjusted OIBDA increased 1.1% or $5 million and 5.4% or $45 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods. The overall Adjusted OIBDA growth was the result of increases at QVC of $20 million and $47 million for the three and six months ended June 30, 2012, respectively, which were offset slightly with diminished results at the E-commerce companies. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $35 million and $30 million of stock compensation expense for the six month periods ended June 30, 2012 and 2011, respectively. The stock compensation expense was fairly consistent as compared to the prior period. As of June 30, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $107 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.4 years.
Operating income.    Our consolidated operating income increased 0.7% or $2 million and 9.4% or $47 million for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods. The three and six month increase was primarily due to improved results at QVC and offset by diminished results at the E-commerce companies. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Other income (expense):
Interest expense	(107)	(107)	(213)	(221)
Share of earnings (losses) of affiliates	35	37	46	57
Realized and unrealized gains (losses) on financial instruments, net	(160)	89	(178)	30
Gains (losses) on dispositions, net	288	—	288	—
Other, net	30	3	33	21
	$86	22	(24)	(113)
Interest expense.    Interest expense was flat for the three months ended June 30, 2012, as compared to the corresponding prior year period. Interest expense decreased 3.6% or $8 million for the six months ended June 30, 2012, as compared to the corresponding prior year period. The six month decrease in interest expense related to a lower average debt balance for the six months ended June 30, 2012, as compared to the corresponding prior year periods.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Expedia, Inc.	$26	35	24	48
TripAdvisor, Inc.	12	—	23	—
HSN, Inc.	9	7	24	20
Other	(12)	(5)	(25)	(11)
	$35	37	46	57

During the fourth quarter of 2011, Expedia, Inc. completed the pro-rata split-off of TripAdvisor, Inc., its wholly owned subsidiary. Therefore, the Company held a 26% ownership interest in each of Expedia, Inc. and TripAdvisor, Inc. as of the TripAdvisor, Inc. split-off date. The most significant change in earnings for Expedia, Inc., other than the split-off of TripAdvisor, Inc., was the result of a one-time loss recognized in the three months ended March 31, 2012 associated with the retirement of certain debt in conjunction with the TripAdvisor, Inc. split-off.

The additional share of losses in the other category is primarily related to our investment in alternative energy solution entities. These entities typically operate at a loss and because we account for these investments as equity method affiliates we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$41	52	181	149
Exchangeable senior debentures	(35)	22	(217)	(165)
Other derivatives	(166)	15	(142)	46
	$(160)	89	(178)	30

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis. In the first quarter of 2012, we entered into a forward contract to sell 12 million Expedia, Inc. shares at approximately $34 per share. The derivative contract is currently in a liability position as the stock price of Expedia, Inc. shares has increased since the inception of the derivative contract and results in a recognition of unrealized losses on the contract.

Gains (losses) on dispositions, net. In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on dispositions, net in the statement of operations.
        Income taxes.    Our effective tax rate for the six months ended June 30, 2012 is 32% which is less than the U.S. federal income tax rate of 35% primarily due to tax credits generated by our alternative energy investments.
Net earnings.    We had net earnings of $354 million and $668 million for the six month periods ended June 30, 2012 and 2011, respectively. Net earnings in the prior year included $410 million of earnings from discontinued operations. The remaining change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of June 30, 2012 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under the QVC Bank Credit Facility) and equity issuances, and dividend and interest receipts.
During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.
As of June 30, 2012, Liberty had a cash balance of $790 million with $271 million held by foreign subsidiaries. We have borrowing capacity under the QVC credit facility at June 30, 2012 of $1,698 million. Additionally, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future periods.
During the six months ended June 30, 2012, Liberty's primary uses of cash were $637 million of Liberty Interactive Series A common stock repurchases, net debt repayments of $207 million, capital expenditures of $151 million and investments in available-for-sale and equity method affiliates. These activities were funded primarily with proceeds from dispositions of $348 million (primarily the disposition of 8.5 million shares of TripAdvisor, Inc.) and cash provided by operating activities and cash on hand.

The projected uses of Liberty cash are continued capital improvement spending of approximately $235 million for capital expenditures for the remainder of the year, approximately $220 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 512,500 shares for $9 million through July 31, 2012) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
QVC was in compliance with its debt covenants as of June 30, 2012.
Results of Operations—Businesses
Operating Results by Business
QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year (“QVC-U.S.”). Internationally, QVC's program services are based in Japan (“QVC-Japan”), Germany (“QVC-Germany”), the United Kingdom (“QVC-U.K.”) and Italy (“QVC-Italy”). QVC-Japan and QVC-Germany each distribute live programming 24 hours a day and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional seven hours a day of recorded programming on satellite television.
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Net revenue	$1,974	1,898	3,906	3,733
Cost of sales	(1,234)	(1,183)	(2,464)	(2,363)
Gross profit	740	715	1,442	1,370
Operating expenses	(176)	(181)	(351)	(352)
SG&A expenses (excluding stock-based compensation)	(126)	(116)	(263)	(237)
Adjusted OIBDA	438	418	828	781
Stock-based compensation—SG&A	(8)	(6)	(13)	(10)
Depreciation and amortization	(129)	(131)	(256)	(265)
Operating income	$301	281	559	506
Net revenue was generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
QVC-US	$1,280	1,232	2,520	2,424
QVC-Japan	310	269	599	502
QVC-Germany	210	237	457	505
QVC-UK	156	154	296	292
QVC-Italy	18	6	34	10
	$1,974	1,898	3,906	3,733

QVC's consolidated net revenue increased 4.0% and 4.6% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was comprised of $85 million due to a 4.0% increase in the average sales price per unit ("ASP"), $36 million due to a 1.7% increase in units sold and a $16 million increase in shipping and handling and other miscellaneous revenue. These increases were offset by a $34 million impact of estimated product returns and unfavorable foreign currency exchange rates in all markets, except Japan, of $27 million. Returns as a percent of gross product revenue increased from 19.7% to 20.0% primarily due to an increase in the return rates in beauty, jewelry and apparel due to the mix of products sold within those categories. The six month increase in net revenue was comprised of $153 million due to a 3.6% increase in ASP, $84 million due to a 2.0% increase in units sold and a $31 million increase in shipping and handling and other miscellaneous revenue. These increases were offset by a $65 million impact of estimated product returns and unfavorable foreign currency exchange rates in all markets except Japan of $30 million. Returns as a percent of gross product revenue increased from 19.6% to 19.9% primarily due to an increase in apparel sales as a percentage of the total mix of products sold.

During the three and six months ended June 30, 2012 and 2011, the changes in revenue and expenses were impacted by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-US	3.9%	3.9%	4.0%	4.0%
QVC-Japan	15.2%	13.1%	19.3%	16.1%
QVC-Germany	(11.4)%	(0.9)%	(9.5)%	(2.5)%
QVC-UK	1.3%	4.4%	1.4%	4.0%

QVC-U.S. growth in net revenue for the three month period ended June 30, 2012 of 3.9% was due primarily to a 5.4% increase in ASP and an increase in shipping and handling revenue, partially offset by an increase in returns associated with the sales increase and change in product mix. For the three months ended June 30, 2012, QVC-U.S. shipped sales increased due to growth in sales of electronics, beauty and apparel. For the six months ended June 30, 2012, QVC-US shipped sales increased due to growth in sales of cooking and dining, beauty and apparel. For the three and six months ended June 30, 2012, QVC-Japan primarily experienced growth in home and apparel with the growth also reflective of the earthquake and related events experienced last March. For the three and six months ended June 30, 2012, QVC-Germany primarily experienced declines in health and fitness and apparel, that were somewhat offset by increases in beauty products. QVC-UK's growth for the three and six months ended June 30, 2012 was primarily the result of increased sales in the beauty and apparel product categories, offset by declines in electronics and jewelry in both periods. QVC-Italy's sales consisted primarily of home, beauty and apparel products.

QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming, growth in sales to existing customers and new subscribers as a result of expansion of programming reach. QVC's future net revenue may also be affected by (i) the willingness of multichannel television distributors to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services and (iv) general economic conditions.

QVC's gross profit percentage decreased from 37.7% to 37.5%, but increased from 36.7% to 36.9%, during the three and six month periods ended June 30, 2012, respectively. For the three month period ended June 30, 2012, the decrease was due primarily to lower initial product margins in electronics, jewelry and apparel categories, partially offset by higher initial product margins on beauty products. Both the three and six month periods ended June 30, 2012 were favorably impacted by improved leverage on the warehouse cost base.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased 2.8% or $5 million and 0.3% or $1 million for the three and six month periods ended June 30, 2012, respectively, as compared to the corresponding periods in the prior year. For the three month period ended June 30, 2012, the $5 million decrease was primarily due to a $3 million favorable foreign currency exchange rate impact and a $2 million decrease in credit card processing fees. For the six month period ended June 30, 2012, the $1 million decrease was primarily due to a $7 million favorable foreign currency exchange rate impact and a $3 million decrease in credit card processing fees offset by a $4 million increase in commissions expense and a $4 million increase in programming expenses. For the three and six months ended June 30, 2012, the decreases in credit card processing fees were due to a change in U.S. legislation associated with customer debit card purchases resulting in lower fees charged. For the six months ended June 30, 2012, the increase in commissions expense was primarily due to higher sales volume and the increase in programming expenses were due primarily to additional manpower costs.

QVC's SG&A expenses include personnel, information technology, the provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased from 6.1% to 6.4% and increased from 6.3% to 6.7% as a percentage of net revenue for the three and six month periods ended June 30, 2012, respectively. SG&A expenses increased $10 million and $26 million for the three and six month periods ended June 30, 2012, respectively, as compared to the corresponding periods in the prior year, due to a variety of factors.

For the three month period ended June 30, 2012, the $10 million increase in SG&A expenses was primarily due to a $4 million increase in personnel expenses, a $4 million increase in the provision for doubtful accounts, a $4 million increase in rent expense and a $1 million increase in marketing expenses. These increases were primarily offset by a $3 million favorable foreign currency exchange rate impact and a $2 million increase in credit card income. For the six month period ended June 30, 2012, the $26 million increase in SG&A expenses was primarily due to a $19 million increase in personnel expenses, an $8 million increase in the provision for doubtful accounts, a $5 million increase in rent expense and a $5 million increase in marketing expenses. These increases were primarily offset by a $5 million increase in credit card income and a $4 million favorable foreign currency exchange rate impact. The increases in personnel expenses were primarily due to merit and benefits increases, higher bonus accruals as well as employee termination costs associated with reducing order entry personnel at the Chesapeake, VA, U.S. call center due to an increase in electronic ordering from customers. The increases in the provisions for doubtful accounts were primarily due to the Easy Pay installment program. The increases in rent expenses were primarily due to duplicate running costs at QVC-U.K. associated with the transition to their new headquarters including a $2 million lease cancellation accrual in the second quarter. The increases in marketing expenses were primarily due to a renewal of marketing efforts at QVC-Japan as a result of the earthquake and related events experienced last year, an increase in marketing efforts at QVC-Italy as the business continues to develop and QVC-U.S. Internet and social media campaigns. The increases in credit card income were primarily due to higher average portfolio balances.

QVC's depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Affiliate agreements	$38	38	$76	$76
Customer relationships	43	43	86	86
Purchase accounting related amortization	81	81	162	162
Property, plant and equipment	33	33	64	68
Software amortization	12	12	24	24
Channel placement amortization	3	5	6	11
Total depreciation and amortization	$129	131	256	265

E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the E-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $44 million and $102 million for the three and six months ended June 30, 2012 as compared to the corresponding prior year periods. Each of our respective E-commerce businesses reported an increase in revenue, with the exception of one of our subsidiaries, for the three and six months ended June 30, 2012 as compared to the corresponding prior year periods. Such increases were the result of increased marketing efforts driving additional traffic, greater conversion resulting from investments in site optimization and broader inventory offerings. Adjusted OIBDA for the E-commerce businesses decreased $13 million and $8 million for the three and six months ended June 30, 2012 representing 5.9% and 7.4% of revenue in 2012, as compared to 10.4% and 9.7% in 2011. The decrease in Adjusted OIBDA for the respective periods was the result of legal settlements ($5 million), increased spending in paid search as a percentage of revenue, increased promotional activity to move seasonal inventory and lower advertising revenue due to pricing and a shift to mobile applications. Additionally, as a result of changes in senior management at one of our E-commerce subsidiaries we put in place a management compensation arrangement to retain key personnel for transition purposes at that particular subsidiary, which was largely recorded in the first six months of 2012 ($5 million). Operating income was lower by $20 million and $13 million as a result of the discussion above as well as increased stock compensation for the three and six months ended June 30, 2012 as compared to the corresponding prior year periods.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2012, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
QVC	$302	3.3%	$2,063	7.3%
Corporate and other	$55	2.7%	$3,954	4.6%
In addition, QVC has entered into several interest rate swap arrangements that provide for payments beginning in March 2011 and extending to March 2013. On a notional amount of $1.8 billion, QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.47% at June 30, 2012). On an additional notional amount of $1.4 billion, QVC will make variable payments at 3 month LIBOR (0.47% at June 30, 2012) and receive fixed payments ranging from 0.57% to 0.95%.
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
At June 30, 2012, the fair value of our non-strategic AFS equity securities was $1,384 million. Had the market price of such securities been 10% lower at June 30, 2012, the aggregate value of such securities would have been $138 million lower. Our investments in Expedia, TripAdvisor, Inc. and HSN, Inc., are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $3,641 million at June 30, 2012 and had the market price of such securities been 10% lower at June 30, 2012, the aggregate value of such securities would have been $364 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and increases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.
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
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
A summary of the repurchase activity for the three months ended June 30, 2012 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	8,584,370	$18.78	8,584,370	$686 million
May 1 - 31, 2012	7,805,771	$18.22	7,805,771	$544 million
June 1 - 30, 2012	6,370,780	$16.68	6,370,780	$438 million
Total	22,760,921		22,760,921
In addition to the shares listed in the table above, 3,912 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Amended and Restated Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) between Liberty Interactive Corporation and Gregory B. Maffei

10.2
Amended and Restated Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) between Liberty Interactive Corporation and Gregory B. Maffei

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

LIBERTY INTERACTIVE CORPORATION
Date: August 8, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: August 8, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Amended and Restated Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) between Liberty Interactive Corporation and Gregory B. Maffei

10.2
Amended and Restated Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) between Liberty Interactive Corporation and Gregory B. Maffei

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