Form 10-Q
period 2012-09-30
Liberty Interactive Corp
filed 2012-11-06
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2012 was:

	Series A	Series B
Liberty Interactive common stock	514,845,576	28,945,353
Liberty Ventures common stock	34,966,386	1,448,416

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,793	847
Trade and other receivables, net	711	1,054
Inventory, net	1,247	1,071
Other current assets	95	148
Total current assets	3,846	3,120
Investments in available-for-sale securities and other cost investments (note 7)	1,642	1,168
Investments in affiliates, accounted for using the equity method, including $236 million pledged as collateral at September 30, 2012 (note 8)	1,309	1,135
Property and equipment, at cost	2,149	2,002
Accumulated depreciation	(942)	(869)
	1,207	1,133
Intangible assets not subject to amortization (note 9):
Goodwill	5,968	5,978
Trademarks	2,525	2,518
	8,493	8,496
Intangible assets subject to amortization, net (note 9)	1,964	2,209
Other assets, at cost, net of accumulated amortization	82	78
Total assets	$18,543	17,339

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	September 30, 2012	December 31, 2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$646	599
Accrued liabilities	687	801
Current portion of debt (note 10)	1,551	1,189
Deferred income tax liabilities	786	851
Other current liabilities	474	128
Total current liabilities	4,144	3,568
Long-term debt, including $2,837 million and $2,443 million measured at fair value (note 10)	5,806	4,850
Deferred income tax liabilities	2,090	2,046
Other liabilities	221	248
Total liabilities	12,261	10,712
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 513,954,401 shares at September 30, 2012 and 549,361,673 shares at December 31, 2011	5	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,945,353 shares at September 30, 2012 and 28,989,160 at December 31, 2011	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 25,777,902 shares at September 30, 2012 and zero shares at December 31, 2011	—	—
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 1,448,416 shares at September 30, 2012 and zero at December 31, 2011	—	—
Additional paid-in capital	2,034	2,681
Accumulated other comprehensive earnings, net of taxes	154	152
Retained earnings	3,938	3,654
Total stockholders' equity	6,131	6,493
Noncontrolling interests in equity of subsidiaries	151	134
Total equity	6,282	6,627
Commitments and contingencies (note 12)
Total liabilities and equity	$18,543	17,339

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Net retail sales	$2,196	2,133	6,875	6,537
Cost of sales (exclusive of depreciation shown separately below)	1,407	1,364	4,361	4,139
Gross Profit	789	769	2,514	2,398
Operating costs and expenses:
Operating	201	209	608	621
Selling, general and administrative, including stock-based compensation (note 4)	213	185	693	604
Impairment of goodwill (note 9)	39	—	39	—
Depreciation and amortization	147	151	437	448
	600	545	1,777	1,673
Operating income	189	224	737	725
Other income (expense):
Interest expense	(111)	(105)	(324)	(326)
Share of earnings (losses) of affiliates, net (note 8)	43	62	89	119
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(160)	(91)	(338)	(61)
Gains (losses) on dispositions, net (note 8)	—	—	288	—
Other, net	(2)	(9)	31	12
	(230)	(143)	(254)	(256)
Earnings (loss) from continuing operations before income taxes	(41)	81	483	469
Income tax (expense) benefit	15	(56)	(155)	(186)
Earnings (loss) from continuing operations	(26)	25	328	283
Earnings (loss) from discontinued operations, net of taxes (note 3)	—	(32)	—	378
Net earnings (loss)	(26)	(7)	328	661
Less net earnings (loss) attributable to the noncontrolling interests	15	12	44	34
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(41)	(19)	284	627
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	(90)	NA	211
Liberty Starz common stock	NA	58	NA	177
Liberty Interactive Corporation common stock	$(31)	13	294	239
Liberty Interactive common stock	38	NA	38	NA
Liberty Ventures common stock	(48)	NA	(48)	NA
	$(41)	(19)	284	627

	(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Capital common stock	NA	—	NA	0.12
Series A and Series B Liberty Starz common stock	NA	—	NA	—
Series A and Series B Liberty Interactive Corporation common stock	$(0.06)	0.02	0.53	0.40
Series A and Series B Liberty Interactive common stock	$0.07	NA	0.07	NA
Series A and Series B Liberty Ventures common stock	$(1.66)	NA	(1.66)	NA
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Capital common stock	NA	—	NA	0.12
Series A and Series B Liberty Starz common stock	NA	—	NA	—
Series A and Series B Liberty Interactive Corporation common stock	$(0.06)	0.02	0.52	0.40
Series A and Series B Liberty Interactive common stock	$0.07	NA	0.07	NA
Series A and Series B Liberty Ventures common stock	$(1.60)	NA	(1.60)	NA
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Capital common stock	NA	(1.11)	NA	2.60
Series A and Series B Liberty Starz common stock	NA	1.14	NA	3.47
Series A and Series B Liberty Interactive Corporation common stock	$(0.06)	0.02	0.53	0.40
Series A and Series B Liberty Interactive common stock	$0.07	NA	0.07	NA
Series A and Series B Liberty Ventures common stock	$(1.66)	NA	(1.66)	NA
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Capital common stock	NA	(1.11)	NA	2.54
Series A and Series B Liberty Starz common stock	NA	1.09	NA	3.34
Series A and Series B Liberty Interactive Corporation common stock	$(0.06)	0.02	0.52	0.40
Series A and Series B Liberty Interactive common stock	$0.07	NA	0.07	NA
Series A and Series B Liberty Ventures common stock	$(1.60)	NA	(1.60)	NA

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Net earnings (loss)	$(26)	(7)	328	661
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	35	(65)	(1)	5
Share of other comprehensive earnings (losses) of equity affiliates	1	(4)	—	—
Other comprehensive earnings (loss) from discontinued operations	—	(8)	—	(26)
Other comprehensive earnings (loss)	36	(77)	(1)	(21)
Comprehensive earnings (loss)	10	(84)	327	640
Less comprehensive earnings (loss) attributable to the noncontrolling interests	18	16	41	38
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(8)	(100)	286	602
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	(110)	NA	179
Liberty Starz common stock	NA	60	NA	173
Liberty Interactive Corporation common stock	$(17)	(50)	277	250
Liberty Interactive common stock	57	NA	57	NA
Liberty Ventures common stock	(48)	NA	(48)	NA
	$(8)	(100)	286	602

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$328	661
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(378)
Depreciation and amortization	437	448
Stock-based compensation	53	32
Cash payments for stock-based compensation	(9)	(2)
Share of (earnings) losses of affiliates, net	(89)	(119)
Cash receipts from returns on equity investments	21	15
Realized and unrealized (gains) losses on financial instruments, net	338	61
(Gains) losses on disposition of assets, net	(288)	—
Impairment of goodwill	39	—
Deferred income tax expense (benefit)	(34)	(61)
Other, net	(22)	(4)
Changes in operating assets and liabilities
Current and other assets	162	106
Payables and other liabilities	8	(243)
Net cash provided (used) by operating activities	944	516
Cash flows from investing activities:
Cash proceeds from dispositions	348	—
Investments in and loans to cost and equity investees	(192)	—
Capital expended for property and equipment	(237)	(192)
Net sales (purchases) of short term investments	46	(89)
Other investing activities, net	(40)	(21)
Net cash provided (used) by investing activities	(75)	(302)
Cash flows from financing activities:
Borrowings of debt	2,043	195
Repayments of debt	(1,238)	(673)
Repurchases of Liberty Interactive common stock	(690)	(87)
Other financing activities, net	(30)	(50)
Net cash provided (used) by financing activities	85	(615)
Effect of foreign currency exchange rates on cash	(8)	(7)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	304
Cash provided (used) by investing activities	—	(104)
Cash provided (used) by financing activities	—	(264)
Change in available cash held by discontinued operations	—	15
Net cash provided (used) by discontinued operations	—	(49)
Net increase (decrease) in cash and cash equivalents	946	(457)
Cash and cash equivalents at beginning of period	847	1,353
Cash and cash equivalents at end of period	$1,793	896

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2012

	Stockholders' Equity

		Liberty Interactive		Liberty Ventures
							Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2012	$—	6	—	—	—	2,681	152	3,654	134	6,627
Net earnings (loss)	—	—	—	—	—	—	—	284	44	328
Other comprehensive earnings (loss)	—	—	—	—	—	—	2	—	(3)	(1)
Stock compensation	—	—	—	—	—	39	—	—	—	39
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3	—	—	—	3
Series A Liberty Interactive stock repurchases	—	(1)	—	—	—	(689)	—	—	—	(690)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	—	—	—	—	5	5
Balance at September 30, 2012	$—	5	—	—	—	2,034	154	3,938	151	6,282

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

(2)   Tracking Stocks

On August 9, 2012 Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. In the recapitalization, each holder of Liberty Interactive Corporation common stock remained a holder of the same amount and series of Liberty Interactive common stock and received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash issued in lieu of fractional shares of Liberty Ventures common stock.
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Interactive common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the Interactive Group and Ventures Group, respectively. While the Interactive Group and the Ventures Group have separate collections of businesses, assets and liabilities

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of our interests in Expedia, Inc., TripAdvisor, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $1,235 million (at September 30, 2012). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as our interest in HSN, Inc. including cash of approximately $558 million (at September 30, 2012), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.

At the time of issuance of the Liberty Ventures common stock, cash of $1,346 million was reattributed to the Ventures Group from the Interactive Group. The Interactive Group borrowed funds under QVC's credit facility just prior to the completion of the recapitalization in order for Liberty to have an appropriate amount of cash available to be attributed to each tracking stock group. The reattribution of cash between the tracking stock groups had no consolidated impact on Liberty.
See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)	Discontinued Operations
Prior to the Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. As discussed above, a tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have a direct claim to the group's stock or assets and were not represented by separate boards of directors.
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
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty shares office space with LMC and related amenities at LMC's corporate headquarters. Under these various agreements, approximately $9 million of allocated expenses were reimbursed from Liberty to LMC for the nine months ended September 30, 2012.
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
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	amounts in millions
Revenue	$497	2,008
Earnings (loss) before income taxes	$(74)	628

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The per share impact from discontinued operations is as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.11)	2.48
Series A and Series B Liberty Starz common stock	$1.14	3.47
Series A and Series B Liberty Interactive Corporation common stock	$—	—
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$(1.11)	2.42
Series A and Series B Liberty Starz common stock	$1.09	3.34
Series A and Series B Liberty Interactive Corporation common stock	$—	—
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
(4) Stock-Based Compensation
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2012	$18
September 30, 2011	$2
Nine months ended:
September 30, 2012	$53
September 30, 2011	$32
During the nine months ended September 30, 2012, Liberty granted, primarily to QVC employees, 2.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.38 per share and vest semi-annually over the 4 year vesting period.
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
Liberty—Outstanding Awards
The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty Interactive and Liberty Ventures common stock granted to certain officers, employees and directors of the Company. In connection with the recapitalization, in August 2012, all outstanding option awards and SARs with respect to the then-existing Series A and Series B Liberty Interactive common stock (each an "original Liberty Interactive award") were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of an original Liberty Interactive award received (i) an adjustment to the exercise price or base price, as applicable, and number of shares relating to the original Liberty Interactive award (as so adjusted, an "adjusted Liberty Interactive award") and (ii) an equity award relating to shares of the corresponding series of Liberty Ventures common stock (a "new Liberty Ventures award"). The exercise prices and number of shares subject to the new Liberty Ventures award and the adjusted Liberty Interactive award were determined based on 1) the exercises prices and number of shares subject to the original Liberty Interactive award, 2) the distribution ratio of 0.05, 3) the pre-distribution trading price of the Liberty Interactive common stock and 4) the post-distribution trading prices of the Liberty Interactive common stock and Liberty Ventures common stock, such that the pre-distribution intrinsic value of the original Liberty Interactive award was allocated between the new Liberty Ventures award and the adjusted Liberty Interactive award for the Company's corporate employees and directors. For employees of subsidiaries attributed to the Liberty Interactive Group, the pre-distribution intrinsic value of the original Liberty Interactive award was maintained solely within the adjusted Liberty Interactive award.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2012	45,223	$12.06	450	$19.74
Granted	2,717	$18.63	—	$—
Exercised	(5,634)	$8.18	—	$—
Forfeited/Cancelled	(279)	$16.59	—	$—
Liberty Ventures Adjustment	413	$8.39	(18)	$17.92
Outstanding at September 30, 2012	42,440	$11.71	432	$17.92
Exercisable at September 30, 2012	15,394	$11.76	432	$17.92

	Liberty Ventures
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2012	—	$—	—	$—
Granted	—	$—	—	$—
Exercised	(48)	$18.95	—	$—
Forfeited/Cancelled	—	$—	—	$—
Liberty Ventures Adjustment	1,588	$30.69	22	$46.69
Outstanding at September 30, 2012	1,540	$31.06	22	$46.69
Exercisable at September 30, 2012	519	$33.74	22	$46.69

The following table provides additional information about outstanding Awards to purchase Liberty common stock at September 30, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	42,440	$11.71	5.1 years	$294,820	15,394	$11.76	2.8 years	$110,418
Series B Liberty Interactive	432	$17.92	2.7 years	$225	432	$17.92	2.7 years	$225
Series A Liberty Ventures	1,540	$31.06	4.6 years	$29,338	519	$33.74	2.1 years	$8,974
Series B Liberty Ventures	22	$46.69	2.7 years	$58	22	$46.69	2.7 years	$58
As of September 30, 2012, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $97 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

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
Series A and Series B Liberty Capital Common Stock
For the three months ended September 30, 2011, the EPS calculation for basic EPS is based on 81 million weighted average outstanding shares and for diluted EPS 81 million weighted average shares outstanding. For the nine months ended September 30, 2011, the EPS calculation for basic EPS is based on 81 million weighted average outstanding shares and for diluted EPS 83 million weighted average shares outstanding. As discussed in more detail in note 2, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, there is no Liberty Capital common stock outstanding at September 30, 2012.
Series A and Series B Liberty Starz Common Stock
For the three and nine months ended September 30, 2011, the EPS calculation for basic EPS is based on 51 million weighted average outstanding shares and for diluted EPS 53 million weighted average shares outstanding. As discussed in more detail in note 2, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, there is no Liberty Starz common stock outstanding at September 30, 2012.
Series A and Series B Liberty Interactive Corporation Common Stock
The basic and diluted EPS calculation for Liberty Interactive Corporation prior to the recapitalization is based on the following weighted average outstanding shares. Excluded from diluted EPS, for the current year periods prior to the recapitalization, are 6 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Corporation Common Stock
	July 1, 2012 through August 9, 2012	January 1, 2012 through August 9, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2011
	numbers of shares in millions
Basic EPS	542	559	597	598
Stock options	10	9	7	7
Diluted EPS	552	568	604	605
Series A and Series B Liberty Interactive Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of current Liberty Interactive Corporation common stock became a holder of the same number of Liberty Interactive common stock. For the period from the recapitalization through September 30, 2012, the basic EPS calculation is based on 542 million basic weighted average outstanding shares and for diluted EPS 552 million diluted weighted average shares outstanding. Excluded from diluted EPS, for the period from the recapitalization through September 30, 2012, are 6 million potential common shares because their inclusion would be antidilutive.
Series A and Series B Liberty Ventures Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock. Additionally, as part of the recapitalization Liberty distributed subscription rights, which were priced at a discount to the market value, to all holders

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

of Liberty Ventures common stock, see further discussion in note 11. The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding. For the period from the recapitalization through September 30, 2012, the basic EPS calculation is based on 29 million basic weighted average outstanding shares and for diluted EPS 30 million diluted weighted average shares outstanding.

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
The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$1,611	1,611	—	—
Available-for-sale securities	$1,639	1,639	—	—
Financial instruments, net	$311	282	29	—
Debt	$2,837	—	2,837	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the table above as Level 2 fair value and based on their significance are included in the other current liabilities line item in the condensed consolidated balance sheet.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$237	(239)	418	(90)
Exchangeable senior debentures	(293)	137	(510)	(28)
Other derivatives	(104)	11	(246)	57
	$(160)	(91)	(338)	(61)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7) Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considered to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.
Investments in AFS securities, the majority of which are considered Non-strategic Securities, and other cost investments are summarized as follows:

	September 30, 2012	December 31, 2011
	amounts in millions
Interactive Group
Other	$3	3
Total Interactive Group	3	3
Ventures Group
Time Warner Inc.	988	787
Time Warner Cable Inc.	520	348
AOL Inc.	70	30
Other	61	—
Total Ventures Group	1,639	1,165
Consolidated Liberty	$1,642	1,168

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2012 and the carrying amount at December 31, 2011:

	September 30, 2012			December 31, 2011
	Percentage ownership	Market value (level 1)	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN, Inc.	36%	$982	$241	217
Other	various	N/A	64	13
Total Interactive Group			305	230
Ventures Group
Expedia, Inc. (a)	26%	2,002	681	621
TripAdvisor, Inc. (b)	18%	861	199	184
Other	various	N/A	124	100
Total Ventures Group			1,004	905
Consolidated Liberty			$1,309	1,135

(a)
Liberty entered into a forward sales contract on 12 million shares of Expedia common stock in March 2012 at a per share forward price of $34.316. The forward contract was settled in October 2012 for total cash proceeds of $412 million and the 12 million shares of Expedia common stock, held as collateral, were released to the counterparty. During the nine months ended September 30, 2012 the Company has recognized losses of $282 million on the forward contract in the realized and unrealized gains (losses) on financial instruments, net line item in the statement of operations. The carrying value of the shares, held as collateral by the counterparty, was $236 million and the fair value was $694 million as of September 30, 2012. At the time the forward contract is settled, in the fourth quarter of 2012, the difference between the fair value of the Expedia shares and the carrying value of the shares will be recognized in the gain (loss) on dispositions, net line item in the statement of operations.

(b)
In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on dispositions, net, based on the average cost, in the statement of operations.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Interactive Group
HSN, Inc.	$10	10	34	30
Other	(4)	(4)	(8)	(12)
Total Interactive Group	6	6	26	18
Ventures Group
Expedia, Inc. (1)	41	56	65	104
TripAdvisor, Inc. (1)	10	—	33	—
Other	(14)	—	(35)	(3)
Total Ventures Group	37	56	63	101
Consolidated Liberty	$43	62	89	119

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	amounts in millions
Current assets	$3,091	2,274
Property and equipment, net	393	320
Goodwill	3,007	2,877
Intangible assets	828	744
Other assets	189	290
Total assets	$7,508	6,505
Current liabilities	$3,299	2,553
Deferred income taxes	353	280
Long-term debt	1,249	1,249
Other liabilities	135	118
Noncontrolling interest	107	105
Equity	2,365	2,200
Total liabilities and equity	$7,508	6,505
Expedia Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Revenue	$1,199	1,021	3,055	$2,662
Cost of revenue	(243)	(207)	(673)	(578)
Gross profit	956	814	2,382	2,084
Selling, general and administrative expenses	(717)	(585)	(1,925)	(1,660)
Amortization	(10)	(5)	(22)	(17)
Restructuring charges and other	(2)	(15)	(5)	(19)
Operating income (loss)	227	209	430	388
Interest expense	(22)	(23)	(65)	(68)
Other income (expense), net	(2)	17	—	13
Income tax (expense) benefit	(36)	(31)	(70)	(67)
Income (loss) from continuing operations	167	172	295	266
Earnings (loss) from discontinued operations	2	39	(22)	138
Net earnings (loss)	169	211	273	404
Less net earnings (loss) attributable to noncontrolling interests	2	(1)	—	(2)
Net earnings (loss) attributable to Expedia, Inc. shareholders	$171	210	273	$402

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	Total
	amounts in millions
Balance at January 1, 2012	$5,354	624	5,978
Foreign currency translation adjustments	(3)	—	(3)
Acquisitions	15	17	32
Impairment (1)	—	(39)	(39)
Balance at September 30, 2012	$5,366	602	5,968

(1) Liberty recorded an impairment at our subsidiary Celebrate Interactive Holdings, Inc. due to continued declining operating results in that particular business and disappointing third quarter trends. Each distinct business within our E-commerce companies is considered a separate reporting unit. It was determined the fair value of that reporting unit was less than its carrying amount and the entirety of the goodwill associated with this business was impaired during the three months ended September 30, 2012. Fair value was determined based on company projections of future operating performance using a combination of market multiples and a discounted cash flow calculation (level 3).
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $331 million and $333 million for the nine month periods ended September 30, 2012 and 2011, respectively. Based on its amortizable intangible assets as of September 30, 2012, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2012	$122
2013	$451
2014	$423
2015	$380
2016	$336

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at September 30, 2012	Carrying value
		September 30, 2012	December 31, 2011
	amounts in millions
Interactive Group
5.7% Senior Notes due 2013	$279	278	308
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	504	501	501
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	987	986
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	—
QVC Bank Credit Facilities	851	851	434
Other subsidiary debt	118	118	82
Total Interactive Group debt	4,539	4,520	3,596
Ventures Group
3.125% Exchangeable Senior Debentures due 2023	1,138	1,586	1,275
4% Exchangeable Senior Debentures due 2029	469	304	258
3.75% Exchangeable Senior Debentures due 2030	460	276	235
3.5% Exchangeable Senior Debentures due 2031	371	283	341
3.25% Exchangeable Senior Debentures due 2031	414	388	334
Total Ventures Group debt	2,852	2,837	2,443

Total consolidated Liberty debt	$7,391	7,357	6,039
Less current maturities		(1,551)	(1,189)
Total long-term debt		$5,806	4,850
QVC Bank Credit Facilities
The QVC Bank Credit Facilities provide for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. Availability under the QVC Bank Credit Facilities at September 30, 2012 was $1,149 million. The $851 million outstanding principal matures in September 2015. On August 8, 2012, $800 million was drawn on the QVC Bank Credit Facility in order for Liberty to have a sufficient cash balance to attribute cash to the Ventures Group at the date of the recapitalization of Liberty's common stock into two tracking stocks.
QVC was in compliance with all of its debt covenants at September 30, 2012.
In July 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under the QVC Bank Credit Facilities and for general corporate purposes.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

QVC Interest Rate Swap Arrangements
During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.8 billion. Such arrangements provide for payments that began in March 2011 through March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.39% at September 30, 2012). Additionally, during 2011, QVC entered into seven additional swap arrangements with an aggregate notional amount of $1.4 billion requiring QVC to make variable payments, that began in June 2011 through March 2013, at 3 month LIBOR (0.39% at September 30, 2012) and receive fixed payments, that began in June 2011 through March 2013, ranging from 0.57% to 0.95%. These swap arrangements do not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.
Other Subsidiary Debt
Other subsidiary debt at September 30, 2012 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2012 is as follows (amounts in millions):

Senior notes	$285
Senior debentures	$838
QVC senior secured notes	$2,732
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at September 30, 2012.
(11) Stockholders' Equity
As of September 30, 2012, Liberty reserved for issuance upon exercise of outstanding stock options approximately 42.4 million shares of Series A Liberty Interactive common stock and 432,000 shares of Series B Liberty Interactive common stock and 1.5 million shares of Series A Liberty Ventures common stock and 22,000 shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of September 30, 2012, no shares of any Series C Liberty Interactive and Liberty Ventures common stock were issued or outstanding.
On August 9, 2012, in connection with the creation of its new Liberty Ventures tracking stock, the Company distributed subscription rights to purchase shares of Series A Liberty Ventures common stock (each, a “Series A Right”). Each whole Series A Right entitled its holder to subscribe, at a per share subscription price of $35.99, for one share of Series A Liberty Ventures common stock pursuant to a basic subscription privilege, and also entitled the holder to subscribe for additional shares of Series A Liberty Ventures common stock pursuant to an oversubscription privilege. The rights offering commenced on Wednesday, September 12, 2012, and expired on Tuesday, October 9, 2012. In the fourth quarter of 2012, the Company issued approximately 9 million shares in connection with the rights offering and raised approximately $328 million of cash.

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
For the nine months ended September 30, 2012, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

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
Performance Measures

	Nine months ended September 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$5,824	1,225	5,619	1,154
E-commerce	1,051	61	918	74
Expedia, Inc.	3,055	623	2,662	561
Corporate and other	—	(20)	—	(23)
Total	9,930	1,889	9,199	1,766
Eliminate equity method affiliates	(3,055)	(623)	(2,662)	(561)
Consolidated	$6,875	1,266	6,537	1,205

	Three months ended September 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$1,918	397	1,886	373
E-commerce	278	4	247	9
Expedia, Inc.	1,199	298	1,021	279
Corporate and other	—	(8)	—	(5)
Total	3,395	691	3,154	656
Eliminate equity method affiliates	(1,199)	(298)	(1,021)	(279)
Consolidated	$2,196	393	2,133	377

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Information

	September 30, 2012
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$13,051	53	165
E-commerce	1,533	11	72
Expedia, Inc.	7,508	—	—
Corporate and other	3,959	1,245	—
Total	26,051	1,309	237
Eliminate equity method affiliates	(7,508)	—	—
Consolidated	$18,543	1,309	237
The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$393	377	1,266	1,205
Stock-based compensation	(18)	(2)	(53)	(32)
Impairment of goodwill	(39)	—	(39)	—
Depreciation and amortization	(147)	(151)	(437)	(448)
Interest expense	(111)	(105)	(324)	(326)
Share of earnings (loss) of affiliates, net	43	62	89	119
Realized and unrealized gains (losses) on financial instruments, net	(160)	(91)	(338)	(61)
Gains (losses) on dispositions, net	—	—	288	—
Other, net	(2)	(9)	31	12
Earnings (loss) from continuing operations before income taxes	$(41)	81	483	469

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
On August 9, 2012 Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. In the recapitalization, each holder of Liberty Interactive Corporation common stock remained a holder of the same amount and series of Liberty Interactive common stock and received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash issued in lieu of fractional shares of Liberty Ventures common stock.
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our interests in Expedia, Inc., TripAdvisor, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $1,235 million (at September 30, 2012). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as our interest in HSN, Inc. including cash of approximately $558 million (at September 30, 2012), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.

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
Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Revenue
QVC	$1,918	1,886	5,824	5,619
E-commerce	278	247	1,051	918
Corporate and other	—	—	—	—
Consolidated	$2,196	2,133	6,875	6,537

Adjusted OIBDA
QVC	$397	373	1,225	1,154
E-commerce	4	9	61	74
Corporate and other	(8)	(5)	(20)	(23)
Consolidated	$393	377	1,266	1,205

Operating Income (Loss)
QVC	$260	234	819	740
E-commerce	(56)	(2)	(42)	25
Corporate and other	(15)	(8)	(40)	(40)
Consolidated	$189	224	737	725
Revenue.    Our consolidated revenue increased 3.0% or $63 million and 5.2% or $338 million for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods. The three month increase was due to increased revenue at QVC ($32 million) and the E-commerce companies ($31 million). The nine month increase was due to increased revenue at QVC ($205 million) and the E-commerce companies ($133 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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

Consolidated Adjusted OIBDA increased 4.2% or $16 million and 5.1% or $61 million for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods. The overall Adjusted OIBDA growth was the result of increases at QVC of $24 million and $71 million for the three and nine months ended September 30, 2012, respectively, which were offset slightly with diminished results at the E-commerce companies. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $53 million and $32 million of stock compensation expense for the nine month periods ended September 30, 2012 and 2011, respectively. The stock compensation increased during the period due to an increase in our stock price as compared to less significant price increases and a reversal of subsidiary stock plan value in the prior period. As of September 30, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $97 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.6 years.
Operating income.    Our consolidated operating income decreased 15.6% or $35 million and increased 1.7% or $12 million for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods. The three month decrease was primarily due to an impairment of goodwill at Celebrate in the quarter, due to continued declining operating results at that subsidiary. The nine month increase was primarily due to improved results at QVC and offset by the impairments at one of our E-commerce companies. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Other income (expense):
Interest expense	$(111)	(105)	(324)	(326)
Share of earnings (losses) of affiliates	43	62	89	119
Realized and unrealized gains (losses) on financial instruments, net	(160)	(91)	(338)	(61)
Gains (losses) on dispositions, net	—	—	288	—
Other, net	(2)	(9)	31	12
	$(230)	(143)	(254)	(256)
Interest expense.    Interest expense was relatively flat for the three and nine months ended September 30, 2012, as compared to the corresponding prior year periods.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Interactive Group
HSN, Inc.	$10	10	34	30
Other	(4)	(4)	(8)	(12)
Total Interactive Group	6	6	26	18
Ventures Group
Expedia, Inc.	41	56	65	104
TripAdvisor, Inc.	10	—	33	—
Other	(14)	—	(35)	(3)
Total Ventures Group	37	56	63	101
Consolidated Liberty	$43	62	89	119

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
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$237	(239)	418	(90)
Exchangeable senior debentures	(293)	137	(510)	(28)
Other derivatives	(104)	11	(246)	57
	$(160)	(91)	(338)	(61)

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis. In the first quarter of 2012, we entered into a forward contract to sell 12 million Expedia, Inc. shares at approximately $34 per share. During the nine months ended September 30, 2012 the Company has recognized losses of $282 million on the forward contract in the realized and unrealized gains (losses) on financial instruments, net line item in the statement of operations. The carrying value of the shares, held as collateral by the counterparty, was $236 million and the fair value was $694 million as of September 30, 2012. At the time the forward contract is settled, in the fourth quarter of 2012, the difference between the fair value of the Expedia shares and the carrying value of the shares will be recognized in the gain (loss) on dispositions, net line item in the statement of operations.

Gains (losses) on dispositions, net. In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on dispositions, net in the statement of operations.
        Income taxes.    Our effective tax rate for the nine months ended September 30, 2012 is 32% which is less than the U.S. federal income tax rate of 35% primarily due to tax credits and other tax attributes generated by our alternative energy investments.
Net earnings.    We had net earnings of $328 million and $661 million for the nine month periods ended September 30, 2012 and 2011, respectively. Net earnings in the prior year included $378 million of earnings from discontinued operations. The remaining change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
While the Interactive Group and the Ventures Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of one of the other groups, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.
As of September 30, 2012 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
Liberty Consolidated. As of September 30, 2012, Liberty had a cash balance of $1,793 million with $220 million held by foreign subsidiaries. We have borrowing capacity under the QVC credit facility at September 30, 2012 of $1,149 million. Additionally, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future periods. In the fourth quarter of 2012 Liberty will receive $412 million in cash from the disposition of 12 million Expedia shares and will receive an additional $328 million of cash from the completion of the rights offering.
During the nine months ended September 30, 2012, Liberty's primary uses of cash were $690 million of Series A Liberty Interactive common stock repurchases, capital expenditures of $237 million and investments in available-for-sale and equity method affiliates. These activities were funded primarily with proceeds from net borrowings of $805 million and cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are continued capital improvement spending of approximately $130 million for capital expenditures for the remainder of the year, approximately $110 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 711,000 shares of Series A Liberty Interactive common stock for $13 million through October 31, 2012) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
Interactive Group. As of September 30, 2012, the Interactive Group had a cash balance of $558 million with $220 million held by foreign subsidiaries. We have borrowing capacity under the QVC credit facility at September 30, 2012 of $1,149 million. Additionally, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

During the nine months ended September 30, 2012, the Interactive Group's primary uses of cash were the reattribution of $1,346 million in cash to the Ventures Group, $690 million of Liberty Interactive Series A common stock repurchases and capital expenditures of $237 million. These activities were funded primarily with proceeds from net borrowings of $920 million and cash provided by operating activities and cash on hand.
The projected uses of the Interactive Group cash are continued capital improvement spending of approximately $130 million for capital expenditures for the remainder of the year, approximately $100 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 711,000 shares for $13 million through October 31, 2012) and additional investments in existing or new businesses. The Interactive Group also may be required to make net payments of income tax liabilities, as attributed, to settle items under discussion with tax authorities.
QVC was in compliance with its debt covenants as of September 30, 2012.
Ventures Group. As of September 30, 2012, the Ventures Group had a cash balance of $1,235 million. The Ventures Group is primarily focused on the maximization of the value of its current investments and investing in new business opportunities. Therefore the Ventures Group's primary uses of cash were investments in available-for-sale and equity method affiliates of $132 million funded by dispositions of $348 million (primarily the disposition of 8.5 million shares of TripAdvisor, Inc.). In the fourth quarter of 2012 the Ventures Group will receive $412 million in cash from the disposition of 12 million Expedia shares and will receive an additional $328 million of cash from the completion of the rights offering. The Ventures Group will continue to look for investment opportunities in the future. The Ventures Group also may be required to make net payments of income tax liabilities, as attributed, to settle items under discussion with tax authorities.
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
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment as a component of share of earnings (losses) of affiliates, net in the condensed consolidated statements of operations.

QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Net revenue	$1,918	1,886	5,824	5,619
Cost of sales	(1,216)	(1,207)	(3,680)	(3,570)
Gross profit	702	679	2,144	2,049
Operating expenses	(171)	(180)	(522)	(532)
SG&A expenses (excluding stock-based compensation)	(134)	(126)	(397)	(363)
Adjusted OIBDA	397	373	1,225	1,154
Stock-based compensation—SG&A	(8)	(6)	(21)	(16)
Depreciation and amortization	(129)	(133)	(385)	(398)
Operating income	$260	234	819	740
Net revenue was generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
QVC-U.S.	$1,237	1,196	3,757	3,620
QVC-Japan	301	281	900	783
QVC-Germany	211	252	668	757
QVC-U.K.	149	147	445	439
QVC-Italy	20	10	54	20
	$1,918	1,886	5,824	5,619

QVC's consolidated net revenue increased 1.7% and 3.6% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was comprised of $34 million due to a 1.6% increase in units sold, $13 million due to a 0.6% increase in average sales price per unit ("ASP"), a $21 million increase in shipping and handling revenue and, to a lesser extent, other miscellaneous revenue and a favorable returns provision. These increases were offset by unfavorable foreign currency exchange rates in all markets of $36 million. Returns as a percent of gross product revenue decreased from 20.7% to 20.1% primarily as a result of a positive mix shift from apparel products to beauty products in Germany and the U.K. The nine month increase in net revenue was comprised of $165 million due to a 2.6% increase in ASP, $118 million due to a 1.9% increase in units sold and a $52 million increase in shipping and handling and other miscellaneous revenue. These increases were offset by a $64 million impact of estimated product returns associated with the sales increase and unfavorable foreign currency exchange rates in all markets, except Japan, of $66 million. Returns as a percent of gross product revenue remained flat at 20.0%.

During the three and nine months ended September 30, 2012 and 2011, the changes in revenue and expenses were impacted by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	3.4%	3.4%	3.8%	3.8%
QVC-Japan	7.1%	8.6%	14.9%	13.5%
QVC-Germany	(16.3)%	(5.6)%	(11.8)%	(3.6)%
QVC-U.K.	1.4%	2.8%	1.4%	3.6%

QVC-U.S. growth in net revenue for the three month period ended September 30, 2012 of 3.4% was due primarily to a 1.3% increase in ASP, a 0.8% increase in units sold and an increase in shipping and handling revenue, partially offset by an increase in returns associated with the sales increase and change in product mix. For the three and nine months ended September 30, 2012, QVC-U.S. shipped sales primarily increased due to growth in sales of cooking and dining, beauty, apparel and accessories categories, partially offset by declines in electronic products. For the three and nine months ended September 30, 2012, QVC-Japan primarily experienced growth in home, apparel and accessories products, with the growth for the nine month period ended September 30, 2012 also reflective of the earthquake and related events experienced last March. For the three and nine months ended September 30, 2012, QVC-Germany primarily experienced declines in health, apparel and accessories categories, that were somewhat offset by increases in beauty products. QVC-U.K.'s growth for the three and nine months ended September 30, 2012 was primarily the result of increased sales in the beauty and home décor product categories. QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.

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

QVC's gross profit percentage increased from 36.0% to 36.6% and increased from 36.5% to 36.8% during the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2012, the increases were due primarily to a favorable net shipping and handling position including warehouse productivity.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Such expenses decreased 5.0% or $9 million and decreased 1.9% or $10 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the corresponding periods in the prior year, due to several factors.

For the three month period ended September 30, 2012, the $9 million decrease was primarily due to a $3 million decrease in commissions expense, a $2 million decrease in customer service expenses and a $2 million decrease in credit card processing fees. For the nine month period ended September 30, 2012, the $10 million decrease was primarily due to a $5 million decrease in customer service expenses and a $5 million decrease in credit card processing fees. The decrease in commissions expense was primarily due to a higher percentage of revenue from e-commerce. The decrease in customer service expenses was primarily due to lower manpower costs as a result of more electronic ordering from customers. The decrease in credit card processing fees was due to a change in U.S. legislation associated with customer debit card purchases resulting in lower fees charged to merchants. Subsequent to September 30, 2012, QVC reached an approximate $20 million net legal settlement regarding credit card interchange fees, which will be recorded as a gain in operating expenses in the fourth quarter of 2012.

QVC's SG&A expenses include personnel, information technology, the provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased from 6.7% to 7.0% and increased from 6.5% to 6.8% as a percentage of net revenue for the three and nine month periods ended September 30, 2012, respectively. SG&A expenses increased $8 million and $34 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the corresponding periods in the prior year, due to a variety of factors.

For the three month period ended September 30, 2012, the $8 million increase in SG&A expenses was primarily due to a $13 million increase in personnel expenses, offset by a $3 million favorable foreign currency exchange rate impact. For the nine month period ended September 30, 2012, the $34 million increase in SG&A expenses was primarily due to a $32 million increase in personnel expenses, an $8 million increase in the provision for doubtful accounts and an $8 million increase in marketing expenses. These increases were primarily offset by a $6 million increase in credit card income and a $7 million favorable foreign currency exchange rate impact. The increases in personnel expenses were primarily due to merit and benefits increases and higher bonus accruals. The increases in the provisions for doubtful accounts were primarily due to the Easy-Pay installment program. The increases in marketing expenses were primarily due to a renewal of marketing efforts at QVC-Japan as a result of the earthquake and related events experienced last year, an increase in marketing efforts at QVC-Italy as the business continues to develop and QVC-U.S. Internet and social media campaigns. The increases in credit card income were primarily due to higher average portfolio balances.

QVC's depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Affiliate agreements	$37	37	$110	$112
Customer relationships	43	43	128	129
Acquisition method related amortization	80	80	238	241
Property, plant and equipment	28	36	92	104
Software amortization	16	12	40	36
Channel placement amortization	5	5	15	17
Total depreciation and amortization	$129	133	385	398

E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the E-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $31 million and $133 million for the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods. Each of our respective E-commerce businesses reported an increase in revenue, with the exception of one of our subsidiaries, for the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods. Such increases were the result of increased marketing efforts driving additional traffic, greater conversion resulting from investments in site optimization and broader inventory offerings. Adjusted OIBDA for the E-commerce businesses decreased $5 million and $13 million for the three and nine months ended September 30, 2012 representing 1.4% and 5.8% of revenue in 2012, as compared to 3.6% and 8.1% in 2011. The decrease in Adjusted OIBDA for the respective periods was the result of increased spending in paid search as a percentage of revenue, increased promotional activity to move seasonal inventory and lower advertising revenue due to pricing and a shift to mobile applications. Additionally, for the nine months ended the e-commerce companies recorded legal settlements ($5 million) and as a result of changes in senior management at one of our E-commerce subsidiaries we put in place a management compensation arrangement to retain key personnel for transition purposes at that particular subsidiary ($5 million), which were largely recorded in the first six months of 2012. Operating income was lower by $54 million and $67 million due primarily to an impairment of goodwill at Celebrate as a result of continued declining operating results and disappointing third quarter trends. Additionally, the discussion above pertaining to Adjusted OIBDA contributed to the decreased results as well as increased stock compensation for the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2012, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$851	1.7%	$2,562	6.8%
Corporate and other	$56	2.8%	$1,070	7.7%
Liberty Ventures
Corporate and other	$—	NA	$2,852	3.4%
In addition, QVC has entered into several interest rate swap arrangements that provide for payments beginning in March 2011 and extending to March 2013. On a notional amount of $1.8 billion, QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.39% at September 30, 2012). On an additional notional amount of $1.4 billion, QVC will make variable payments at 3 month LIBOR (0.39% at September 30, 2012) and receive fixed payments ranging from 0.57% to 0.95%.
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
At September 30, 2012, the fair value of our non-strategic AFS equity securities was $1.64 billion. Had the market price of such securities been 10% lower at September 30, 2012, the aggregate value of such securities would have been $164 million lower. Our investments in Expedia, TripAdvisor, Inc. and HSN, Inc., are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $3.85 billion at September 30, 2012 and had the market price of such securities been 10% lower at September 30, 2012, the aggregate value of such securities would have been $385 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and increases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

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
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
As a result of the creation of the Liberty Ventures tracking stock, many of the risk factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 have materially changed due to the change in attribution of our businesses, assets and liabilities between the Interactive Group and Ventures Group. Therefore, presented below are revised risk factors which more accurately reflect the most material risks that relate to our businesses and capitalization.
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
Risks Relating to the Ownership of Our Common Stock due to our Tracking Stock Capitalization
Holders of Liberty Interactive common stock and Liberty Ventures common stock are common stockholders of our company and are, therefore, subject to risks associated with an investment in our company as a whole, even if a holder does not own shares of common stock of both of our groups. Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the Interactive Group or the Ventures Group in order to prepare the separate financial statement schedules for each of those groups, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of Liberty Interactive common stock and Liberty Ventures common stock do not have any legal rights related to specific assets attributed to the Interactive Group or the Ventures Group and, in any liquidation, holders of Liberty Interactive common stock and holders of Liberty Ventures common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.
Our board of directors' ability to reattribute businesses, assets and expenses between tracking stock groups may make it difficult to assess the future prospects of either tracking stock group based on its past performance. Our board of directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to the other tracking stock group, without the approval of any of our stockholders. Any such reattribution made by our board, as well as the existence of the right in and of itself to effect a reattribution, may impact the ability of investors to assess the future prospects of either tracking stock group, including its liquidity and capital resource needs, based on its past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of each group based on past performance, as our board of directors may use one group's liquidity to fund the other group's liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

We could be required to use assets attributed to one group to pay liabilities attributed to the other group. The assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. While our current management and allocation policies provide that reattributions of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting reattribution of cash or other assets, no provision of our restated charter prevents us from satisfying liabilities of one group with assets of the other group, and our creditors do not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.
The market price of Liberty Interactive common stock and Liberty Ventures common stock may not reflect the performance of the Interactive Group and the Ventures Group, respectively, as we intend. We cannot assure you that the market price of the common stock of a group, in fact, will reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty Interactive common stock and Liberty Ventures common stock are common stockholders of our company as a whole and, as such, will be subject to all risks associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each series of stock of a group may simply reflect the performance of our company as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.
The market price of Liberty Interactive common stock and Liberty Ventures common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock. The market prices of Liberty Interactive common stock and Liberty Ventures common stock may be materially affected by, among other things:

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

•	changes in financial estimates by securities analysts regarding Liberty Interactive common stock or Liberty Ventures common stock or the companies attributable to either of our tracking stock groups;

•
the complex nature and the potential difficulties investors may have in understanding the terms of both of our tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stock; and

•	general market conditions.

The market value of Liberty Interactive common stock and Liberty Ventures common stock could be adversely affected by events involving the assets and businesses attributed to either of the groups. Because we are the issuer of Liberty Interactive common stock and Liberty Ventures common stock, an adverse market reaction to events relating to the assets and businesses attributed to either of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of our other group. This could occur even if the triggering event is not material to us as a whole. A certain triggering event may also have a greater impact on one group than the same triggering event would have on the other group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other group or the borrowing costs of our company as a whole.
We may not pay dividends equally or at all on Liberty Interactive common stock or Liberty Ventures common stock. We do not presently intend to pay cash dividends on Liberty Interactive common stock or Liberty Ventures common stock for the foreseeable future. However, we will have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and we may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of the other group. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce our assets legally available to be paid as dividends on the shares relating to the other group.
Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock. Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Interactive Group and the Ventures Group. Our tracking stock groups are not separate entities and thus holders of Liberty Interactive common stock and Liberty Ventures common stock do not have the right to elect separate boards of directors. As a result, our company's officers and directors owe fiduciary duties to our company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our company and all of our stockholders may not be in the best interest of a particular group when considered independently. Examples include:

•	decisions as to the terms of any business relationships that may be created between the Interactive Group and the Ventures Group or the terms of any reattributions of assets between the groups;

•
decisions as to the allocation of consideration among the holders of Liberty Interactive common stock and Liberty Ventures common stock, or among the series of stocks relating to either of our groups, to be received in connection with a merger involving our company;

•	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

•	decisions as to the conversion of shares of common stock of one group into shares of common stock of the other;

•	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in the other group;

•	decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups;

•	decisions as to the dispositions of assets of either of our groups; and

•	decisions as to the payment of dividends on the stock relating to either of our groups.

Our directors' or officers' ownership of Liberty Interactive common stock and Liberty Ventures common stock may create or appear to create conflicts of interest. If directors or officers own disproportionate interests (in percentage or value terms) in Liberty Interactive common stock or Liberty Ventures common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty Interactive common stock or Liberty Ventures common stock.

Other than pursuant to our management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our two groups, or among holders of different series of stock relating to a specific group. Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

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
Our board of directors may change the management and allocation policies to the detriment of either group without stockholder approval. Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between the Interactive Group and the Ventures Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities between them. These policies are not included in the restated charter. Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.
Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock. Principles of Delaware law and the provisions of our restated charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the stockholders of one of our groups if a majority of our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of Liberty and all of our stockholders.
Stockholders will not vote on how to attribute consideration received in connection with a merger involving our company among holders of Liberty Interactive common stock and Liberty Ventures common stock. Our restated charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our company is to be attributed to the holders of Liberty Interactive common stock and holders of Liberty Ventures common stock or to the holders of different series of stock, and none of the holders of Liberty Interactive common stock or Liberty Ventures common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our company among holders of Liberty Interactive common stock and Liberty Ventures common stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty Interactive common stock and Liberty Ventures common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.
We may dispose of assets of the Interactive Group or the Ventures Group without your approval. Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our restated charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Interactive Group or the Ventures Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.
If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we would be required, if the disposition is not an exempt disposition under the terms of our restated charter, to choose one or more of the following three alternatives:

•	declare and pay a dividend on the disposing group's common stock;

•	redeem shares of the disposing group's common stock in exchange for cash, securities or other property; and/or

•	convert all or a portion of the disposing group's outstanding common stock into common stock of the other group.

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
Holders of Liberty Interactive common stock or Liberty Ventures common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company. If the Interactive Group or the Ventures Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty Interactive common stock or Liberty Ventures common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty Interactive common stock or Liberty Ventures common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock of that group. Accordingly, if we sell all or substantially all of the assets attributed to the Interactive Group or the Ventures Group, our stockholders could suffer a loss in the value of their investment in our company.
In the event of a liquidation of Liberty, holders of Liberty Ventures common stock and Liberty Interactive common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders. Under the restated charter, upon Liberty's liquidation, dissolution or winding up, holders of the Liberty Ventures common stock and the Liberty Interactive common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty's assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of "liquidation units" per share. Relative liquidation units will be based on the volume weighted average prices of the Liberty Ventures common stock and the Liberty Interactive common stock over the 20 trading day period which commenced shortly after the initial filing of the restated charter. Hence, the assets to be distributed to a holder of either tracking stock upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty Interactive common stock and the Liberty Ventures common stock over time.
Our board of directors may in its sole discretion elect to convert the common stock relating to one group into common stock relating to the other group, thereby changing the nature of your investment and possibly diluting your economic interest in our company, which could result in a loss in value to you. Our restated charter permits our board of directors, in its sole discretion, to convert all of the outstanding shares of common stock relating to either of our groups into shares of common stock of the other group on specified terms. A conversion would preclude the holders of stock in each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) our board of directors' ability to effect any such conversion or (2) the exercise of this conversion right by our company. In addition, our board of directors may effect such a conversion at a time when the market value of our stock could cause the stockholders of one group to be disadvantaged.
Holders of Liberty Interactive common stock and Liberty Ventures common stock will vote together and will have limited separate voting rights. Holders of Liberty Interactive common stock and Liberty Ventures common stock will vote together as a single class, except in certain limited circumstances prescribed by our restated charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of each group have no voting rights, other than those required under Delaware law. When holders of Liberty Interactive common stock and Liberty Ventures common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than the other.

Transactions in our common stock by our insiders could depress the market price of our common stock. Sales of or hedging transactions such as collars relating to our shares by our Chairman of the Board or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our tracking stocks.
Our capital structure, as well as the fact that the Interactive Group and the Ventures Group are not independent companies may inhibit or prevent acquisition bids for the Interactive Group or the Ventures Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. If the Interactive Group and the Ventures Group were separate independent companies, any person interested in acquiring the Interactive Group or the Ventures Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend Liberty Interactive common stock and Liberty Ventures common stock to reflect the separate economic performance of the Interactive Group and the Ventures Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of our company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to ours.
Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

•	authorizing a capital structure with multiple series of common stock, a Series B common stock of each group that entitles the holders to ten votes per share, a Series A common stock of each

•	group that entitles the holder to one vote per share, and a Series C common stock of each group that except as otherwise required by applicable law, entitles the holder to no voting rights;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 35% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of each of Series B Liberty Interactive common stock and 94% Series B Liberty Ventures common stock.

Risk Factors Related to our Company, the Interactive Group and the Ventures Group
The risks described below apply to our company and to the businesses and assets attributable to the Interactive Group and the Ventures Group.
The historical financial information of the Interactive Group and the Ventures Group may not necessarily reflect their results had they been separate companies. One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock and Liberty Ventures common stock, investors should recognize that the historical financial information of the Interactive Group and the Ventures Group has been extracted from our consolidated financial statements prior to and for a period of time following the Split-Off and may not necessarily reflect what the Interactive Group's and the Ventures Group's results of operations, financial condition and cash flows would have been had the Interactive Group and the Ventures Group been separate, stand-alone entities pursuing independent strategies during the periods presented.
The Company has overlapping directors and management with Liberty Media Corporation (“LMC”), which may lead to conflicting interests. As a result of the Split-Off, most of the executive officers of Liberty also serve as executive officers of LMC, and there is significant board overlap between Liberty and LMC. Although LMC does not have any ownership interest in Liberty, and Liberty does not have any ownership interest in LMC, most of Liberty's directors and officers continue to own LMC stock and options to purchase LMC stock as well as Liberty stock and options to purchase Liberty stock. The executive officers and the members of Liberty's board of directors have fiduciary duties to Liberty and its stockholders. Likewise, any such persons who serve in similar capacities at LMC have fiduciary duties to LMC and its stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest when Liberty or LMC evaluates acquisitions and other corporate opportunities that may be suitable for either of them. Management's cross ownership interests could create, or appear to create, potential conflicts of interest when these individuals consider decisions that could have different implications for Liberty and/or LMC. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, LMC or its respective affiliates may enter into transactions with Liberty and/or its subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon arms'-length negotiations between the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to Liberty or its subsidiaries or affiliates as would be the case where there is no overlapping officers or directors.
We may compete with LMC for business opportunities. Certain of LMC's subsidiaries and business affiliates own or operate programming services that may compete with the programming services offered by our businesses. For example, QVC and LMC's Starz both produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to the subsidiaries or business affiliates of LMC and the pursuit of these opportunities by such subsidiaries or affiliates may adversely affect our interests or those of our stockholders. Because we and LMC have overlapping directors and officers, a business opportunity that is presented to those individuals may result in a conflict of interest or the appearance of a conflict of interest. Each of our directors and officers has a fiduciary duty to offer to our company any business opportunity that he or she may be presented in which we have an interest or expectancy. The directors and officers of LMC including those who are also our directors and officers, owe the same fiduciary duty to LMC and its stockholders.
Our programming and e-commerce subsidiaries as well as some of our business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect our results of operation and those attributed to either of our groups. An important component of the success of our programming and e-commerce subsidiaries as well as some of our business affiliates is their ability to maintain their existing, as well as build new, relationships with a limited number of local and national cable and satellite providers, suppliers and advertisers, among other parties. There can be no assurance that our programming suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all. Similarly, there can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or advertising arrangements on commercially reasonable terms or at all. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations and those attributed to our groups.
Rapid technological advances could render the products and services offered by our Interactive Group's subsidiaries and our business affiliates attributed to both our Interactive Group and Ventures Group obsolete or non-competitive. Our subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers and may adversely affect the group to which they are attributed, thereby adversely impacting our revenue and operating income.
The businesses attributed to each group are subject to risks of adverse government regulation. Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.
The subsidiaries and business affiliates attributed to our Interactive Group conduct their businesses under highly competitive conditions. Although QVC and HSN are two of the nation's largest home shopping networks, they and our e-commerce companies have numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If our Interactive Group subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.
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
Increased programming and content costs may adversely affect profits. One of our subsidiaries, QVC, and one of our business affiliates, HSN, both attributed to our Interactive Group, produce programming and other content and incur costs for all types of creative talent including writers, producers, actors and other on-air talent. An increase in the costs of programming and other content may lead to decreased profitability.

Continuingly weak economic conditions may reduce consumer demand for our products and services. The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue across our tracking stock groups including lagging retail sales by satellite and cable television subscribers. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.
The success of one of our subsidiaries, QVC, depends in large part on its ability to recruit and retain key personnel. QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing, fulfillment and the Internet. QVC considers Michael A. George, QVC's President and CEO, Claire Watts, QVC's CEO, U.S., and QVC's on-air talent to be key employees. We cannot assure you that if QVC experiences turnover of these key persons, it will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited.
Our subsidiary, QVC, has operations outside of the United States that are subject to numerous operational and financial risks. QVC has operations in countries other than the United States and are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates, including instability in the EU due to the possible restructuring of the sovereign debt of certain countries;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	involuntary renegotiation of contracts with foreign governments;

•	foreign and domestic regulations, laws and policies that govern operations of foreign-based companies;

•	difficulties in staffing and managing international operations; and

•	political unrest that may result in disruptions of services that are critical to their international businesses.

The success of our subsidiaries and certain of our business affiliates depends on maintaining the integrity of their systems and infrastructure. A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks and the safe storage of such information. If the security measures of any of our subsidiaries or business affiliates engaged in online commerce were to be compromised, it could have a detrimental effect on their reputation, adversely affect their ability to attract customers, subject them to increased costs related to credit monitoring or result in fines and/or proceedings from governmental authorities and/or customers. Computer viruses transmitted over the Internet and unauthorized third party "hacking" have significantly increased in recent years, thereby increasing the possibility of disabling attacks on, unauthorized access to and damage to the websites and system infrastructure of our subsidiaries and those of our business affiliates whose businesses are dependent on the Internet. In addition, certain of these businesses rely on third-party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages, attacks or delays in these services, or a deterioration in their performance, could impair the ability of these businesses to process transactions for their customers and the quality of service they can offer to them.
We do not have the right to manage our business affiliates attributed to either our Interactive Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake or with respect to which we have provided a proxy over our voting power to a third party) attributed to our Ventures Group, including Expedia and TripAdvisor, or of our business affiliate HSN, which is attributed to our Interactive Group. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.
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
A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of September 30, 2012, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $3,922 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or Liberty LLC depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See "-We do not have the right to manage our business affiliates attributed to either our Interactive Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable" above.
We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk. Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $2,852 million as of September 30, 2012. Under the terms of the exchangeable debentures, which are attributed to our Ventures Group, the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that may be significant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On several occasions our board of directors authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations have remained effective, notwithstanding the fact that Liberty Interactive Corporation's common stock was not a tracking stock following the Split-Off until the recapitalization and creation of the Liberty Ventures tracking stock in August 2012. On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock. Additionally, on October 30, 2012 the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock.
A summary of the repurchase activity for the three months ended September 30, 2012 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	512,500	$17.36	512,500	$429 million
August 1 - 31, 2012	938,377	$18.05	938,377	$412 million
September 1 - 30, 2012	1,392,232	$18.50	1,392,232	$386 million
Total	2,843,109		2,843,109

In addition to the shares listed in the table above, 2,667 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 5. Other Information
Liberty currently expects that its annual meeting of stockholders for the calendar year 2013 will be held during the second quarter of 2013. In order to be eligible for inclusion in Liberty's proxy materials for the 2013 annual meeting, any stockholder proposal must have been submitted in writing to Liberty's Corporate Secretary and received at Liberty's executive offices at 12300 Liberty Boulevard, Englewood, Colorado 80112, by the close of business on March 11, 2013 unless a later date is determined and announced in connection with the actual scheduling of the annual meeting. If the 2013 annual meeting takes place within 30 days before or after August 8, 2013 (the anniversary of the 2012 annual meeting), to be considered for presentation at the 2013 annual meeting, a stockholder proposal, or any nomination by stockholders of a person or persons for election to the board of directors, must be received at Liberty's executive offices at the foregoing address on or before the close of business on June 9, 2013. If the 2013 annual meeting takes place outside of the foregoing 60 day window (such as during the second quarter of 2013, which Liberty currently intends to be the case), to be considered for presentation at the 2013 annual meeting, a stockholder proposal, or any nomination by stockholders of a person or persons for election to the board of directors, must be received at Liberty's executive offices at the foregoing address not later than the close of business on the tenth day following the first day on which notice of the date of the 2013 annual meeting is communicated to stockholders or public disclosure of the date of the 2013 annual meeting is made, whichever occurs first. All stockholder proposals for inclusion in Liberty's proxy materials will be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended, and, as with any stockholder (regardless of whether it is included in Liberty's proxy materials), Liberty's certificate of incorporation and bylaws and Delaware law.

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A (File No. 001-33982) as filed on August 2, 2012).

4.1
Specimen certificate for shares of Liberty's Series A Liberty Ventures common stock, par value $.01 per share. (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, as filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

4.2	Specimen certificate for shares of Liberty's Series B Liberty Ventures common stock, par value $.01 per share. (incorporated by reference to Exhibit 4.4 to the Liberty S-4).
4.3	Form of transferable Series A Liberty Ventures common stock subscription rights certificate (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Liberty S-4, as filed on May 21, 2012).
4.4
Form of instructions for use of Series A Liberty Ventures common stock subscription right certificates (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Liberty S-4, as filed on May 21, 2012).

10.1
Indenture, dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the QVC, Inc.'s Registration Statement on Form S-4, as filed on October 19, 2012 (File No. 333-184501) (the “QVC S-4”)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: November 6, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 6, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A (File No. 001-33982) as filed on August 2, 2012).

4.1
Specimen certificate for shares of Liberty's Series A Liberty Ventures common stock, par value $.01 per share. (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, as filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

4.2	Specimen certificate for shares of Liberty's Series B Liberty Ventures common stock, par value $.01 per share. (incorporated by reference to Exhibit 4.4 to the Liberty S-4).
4.3	Form of transferable Series A Liberty Ventures common stock subscription rights certificate (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Liberty S-4, as filed on May 21, 2012).
4.4
Form of instructions for use of Series A Liberty Ventures common stock subscription right certificates (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Liberty S-4, as filed on May 21, 2012).

10.1
Indenture, dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the QVC, Inc.'s Registration Statement on Form S-4, as filed on October 19, 2012 (File No. 333-184501) (the “QVC S-4”)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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