Form 10-K
period 2012-12-31
Liberty Interactive Corp
filed 2013-02-28
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission File Number 001-33982
LIBERTY INTERACTIVE CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant's telephone number, including area code: (720) 875-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Liberty Interactive Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Interactive Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Ventures Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Ventures Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of Liberty Interactive Corporation common stock, as of the closing of trading on the last trading day prior to June 30, 2012, was approximately $9.1 billion.
The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2013 was:

	Series A	Series B
Liberty Interactive common stock	512,746,754	28,921,353
Liberty Ventures common stock	35,337,916	1,444,308
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY INTERACTIVE CORPORATION
2012 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-17
Item 1B.	Unresolved Staff Comments	I-30
Item 2.	Properties	I-30
Item 3.	Legal Proceedings	I-31
Item 4.	Mine Safety Disclosures	I-31

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑4
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑6
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑19
Item 8.	Financial Statements and Supplementary Data	II-21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-21
Item 9A.	Controls and Procedures	II-21
Item 9B.	Other Information	II-21

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	III‑1
Item 11.	Executive Compensation	III‑1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III‑1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III‑1
Item 14.	Principal Accountant Fees and Services	III‑1

Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

PART I.

Item 1. Business.

(a)    General Development of Business

Liberty Interactive Corporation ("Liberty", formerly known as Liberty Media Corporation) owns interests in subsidiaries and other companies which are primarily engaged in the video and on-line commerce industries. Through our subsidiaries and affiliates, we operate in North America, Europe and Asia. Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), TripAdvisor, Inc. ("TripAdvisor"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, Inc. ("Bodybuilding"), and Celebrate Interactive Holdings, Inc. ("Celebrate") and our equity affiliates Expedia, Inc. ("Expedia") and HSN, Inc. ("HSN").

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

On November 19, 2009, we completed a split-off (the "LEI Split-Off") of our wholly owned subsidiary, Liberty Entertainment, Inc. ("LEI"), and the follow-on business combination transaction among our company, LEI and The DIRECTV Group, Inc. ("DIRECTV") (the "DTV Business Combination"). The LEI Split-Off was accomplished by a partial redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI, pursuant to which, 0.9 of each outstanding share of Liberty Entertainment common stock was redeemed for 0.9 of a share of the corresponding series of common stock of LEI, with payment of cash in lieu of any fractional shares. LEI held our 57% interest in DIRECTV, a 100% interest in Liberty Sports Holdings, LLC, a 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and became the obligor on approximately $2 billion of indebtedness. All of the businesses, assets and liabilities that were attributed to our Entertainment Group and were not held by LEI remained with our company and continued to be attributed to our Entertainment Group, which was redesignated as the Starz Group. The businesses held by LEI are accounted for as discontinued operations in the periods presented.

On September 23, 2011, we completed a split-off (the "LMC Split-Off") of our wholly owned subsidiary, Liberty Media Corporation ("LMC" and formerly known as Liberty CapStarz, Inc. and prior thereto Liberty Splitco, Inc.). The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock for the common stock of LMC. At the time of the LMC Split-Off, LMC owned all the businesses, assets and liabilities previously attributed to our former Capital and Starz tracking stock groups. Following the Split-Off, Liberty and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

On August 9, 2012, Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. In the recapitalization, each holder of Liberty Interactive Corporation common stock remained a holder of the same amount and series of Liberty Interactive common stock and received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash issued in lieu of fractional shares of Liberty Ventures common stock.

QuickLinks -- Click here to rapidly navigate through this document

Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks, Liberty Interactive common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the Interactive Group and Ventures Group, respectively. While the Interactive Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore no group can own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

Recent Developments

As discussed above in August 2012, we completed the approved recapitalization of our common stock through the creation of the Liberty Interactive and Liberty Ventures common stocks as tracking stocks. In connection with this transaction, an additional $800 million was drawn on the QVC Bank Credit Facility in order to have a sufficient cash balance to attribute cash to the Ventures Group and Interactive Group at the date of recapitalization.

On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest) for $300 million, along with the right to control the vote of the shares of TripAdvisor's Common Stock and Class B Common Stock we own. Following the transaction we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor, we applied the applicable purchase accounting guidance and recorded a gain on the acquisition of $800 million on our ownership interest. As a result, as of the transaction date TripAdvisor is a consolidated subsidiary with a 78% noncontrolling interest accounted for in equity and the statement of operations.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at QVC, Inc.; losses to be incurred by QVC-Italy; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	the levels of online traffic to our businesses' websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	general economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

QuickLinks -- Click here to rapidly navigate through this document

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

•	increased digital TV penetration and the impact on channel positioning of our networks;

•	rapid technological changes;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

•	fluctuations in foreign currency exchange rates and political unrest in international markets.

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

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

(b)    Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

(c)    Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments:

Consolidated Subsidiaries
QVC, Inc.
TripAdvisor, Inc. (Nasdaq:TRIP)
Provide Commerce, Inc.
Backcountry.com, Inc.
Bodybuilding.com, LLC
Celebrate Interactive Holdings, Inc.
CommerceHub

Equity and Cost Method Investments
Expedia, Inc. (Nasdaq:EXPE)
HSN, Inc. (Nasdaq:HSNI)
Interval Leisure Group, Inc. (Nasdaq:IILG)
Tree.com, Inc. (Nasdaq:TREE)

QuickLinks -- Click here to rapidly navigate through this document

QVC, Inc.

QVC, Inc. (“QVC”), a wholly-owned subsidiary, markets and sells a wide variety of consumer products primarily through live televised shopping programs distributed to approximately 214 million worldwide households each day and via its websites and other interactive media, including QVC.com. The name, QVC, stands for “Quality, Value and Convenience,” which is what QVC strives to deliver to its customers. QVC's operating strategy is to create a premier multimedia lifestyle brand and shopping destination for its customers, further penetrate its core customer base and expand internationally to drive revenue and profitability. For the year ended December 31, 2012, approximately 91% of its worldwide net revenue was from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months, respectively). In the same period, QVC attracted approximately 3.1 million new customers. QVC's global e-commerce operation comprised $2.9 billion, or 34%, of its consolidated net revenue for the year ended December 31, 2012.

QVC markets its products in an engaging, entertaining format primarily through live television programs and interactive features on its websites. In the U.S., QVC distributes its programming live 24 hours per day, 364 days per year and presents on average almost 1,000 products every week. Internationally, QVC distributes live programming 17 to 24 hours per day, depending on the market. QVC's merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) home (including electronics), (ii) accessories (including beauty products), (iii) apparel and (iv) jewelry, which, in 2012, accounted for approximately 43%, 28%, 16% and 13%, respectively, of its consolidated gross revenue. For the year ended December 31, 2011, such percentages were 45%, 26%, 15% and 14%, respectively. For the year ended December 31, 2010, such percentages were 44%, 26%, 15% and 15%, respectively. Many of QVC's brands are exclusive, while others are created by well-known designers. QVC classifies its products into four groups: home (including electronics), accessories (including beauty products), apparel and jewelry. It is QVC's product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. QVC offers many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of its products are endorsed by celebrities, designers and other well-known personalities who often join its presenters to personally promote their products and provide lead-in publicity on their own television shows. QVC believes that its ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. QVC closely monitors customer demand and its product mix to remain well-positioned and relevant in popular and growing retail segments, which QVC believes is a significant competitive advantage relative to competitors who operate bricks-and-mortar stores.

QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.

Since its inception, QVC has shipped over 1.5 billion packages in the U.S. alone. QVC operates eight distribution centers and eight call centers worldwide and is able to ship approximately 92% of its orders within 48 hours of order placement. In 2012, QVC's work force of approximately 17,000 employees handled approximately 171 million customer calls, shipped over 166 million units globally to over 50 different countries and served approximately 11.5 million customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Time Warner Cable), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC's live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 98% of television households, defined as households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, its domestic website, mobile applications and via streaming video. QVC-U.S., including QVC.com, contributed $5.6 billion, or 65.6%, of consolidated net revenue for the year ended December 31, 2012.

QuickLinks -- Click here to rapidly navigate through this document

QVC-U.S.'s televised shopping programs reached approximately 115 million television households outside of the U.S., primarily in Japan, Germany, the United Kingdom and Italy. In addition, QVC's joint venture in China reached approximately 48 million homes. The programming created for each of these markets is also available via streaming video on its international websites located in each market. QVC's international businesses each employ product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2012, QVC's international operations generated $2.9 billion of consolidated net revenue, and QVC's international websites generated $696 million, or 23.8%, of its total international net revenue.
QVC.com, launched in 1996, complements QVC-U.S.'s televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on QVC.com. QVC views e-commerce as a natural extension of its business, allowing it to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2012, QVC.com generated net revenue of $2.2 billion, or 40.1% of its total domestic net revenue. For the year ended December 31, 2012, approximately 77% of new U.S. customers made their first purchase through QVC.com.
On July 4, 2012, QVC entered into a joint venture with Beijing‑based China Broadcasting Corporation, a limited liability company owned by China National Radio (“CNR”), China's government‑owned radio division. The joint venture, CNR Home Shopping Co., Ltd. (“CNRS”), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture is expected to combine CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.
QVC distributes its television programs, via satellite or optical fiber, to television distributors for retransmission to subscribers in the U.S, Japan, Germany, the United Kingdom, Italy and neighboring countries that receive its programming signals. In the U.S., QVC uplinks its analog and digital programming transmissions using a third-party service. Both transmissions are uplinked to protected, non-preemptible transponders on two U.S. satellites. “Protected” status means that, in the event of a transponder failure, its signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. “Non-preemptible” status means that, in the event of a transponder failure, its transponders cannot be preempted in favor of a user of a failed transponder, even another user with “protected status.” QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on four international satellites. QVC's transponder service agreement for its U.S. transponders expires at the end of the lives of the satellites, which are currently estimated to be in 2019. QVC's transponder service agreements for its international transponders expire in 2013 through 2022.

QVC continually seeks to expand and enhance its television and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC launched QVCHD in the U.S. in April 2008, and in May 2009, became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of QVC's U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows QVC to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD reaches approximately 48 million television households, as it continues to develop and launch features to further enrich the television viewing experience.
QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to their customers. In the U.S., its programming is distributed to approximately 99 million television households, or approximately 98% of all television households as of December 31, 2012, defined as households subscribing to television services offered by cable operators (e.g., Comcast and Time Warner Cable), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T). QVC's affiliation agreements with both domestic and international distributors have termination dates ranging from 2013 to 2022. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing 7% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent

QuickLinks -- Click here to rapidly navigate through this document approximately 36% of its U.S. distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements have passed.

In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributor's service areas. In Japan, Germany, the United Kingdom and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales.

In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the U.S. for carriage and to secure positioning within a broadcast area or within the general entertainment area on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel “surfing” and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, QVC will continue to monitor optimal channel placement and attempt to negotiate agreements with its distributors to maximize the viewership of its television programming.

QVC enjoys a loyal customer base, as demonstrated by the fact that for the year ended December 31, 2012, approximately 86% of its worldwide net revenue came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,320 each during this period. An additional 5% of net revenue in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months). QVC believes this customer loyalty diminishes pressure on it to pursue expensive marketing programs, especially during periods of slower economic activity, which helps control overall marketing expenses.
QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data, approximately 64% of its 7.3 million domestic customers for year ended December 31, 2012 were women between the ages of 35 and 64.
QVC strives to be prompt and efficient in order taking and fulfillment. QVC has three domestic phone centers located in San Antonio, Texas; Port St. Lucie, Florida; and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. This ability to transfer calls reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. QVC also has one phone center in each of Japan, the United Kingdom and Italy and two call centers in Germany. Many markets also utilize home agents, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized voice response units, which handle approximately 33% of all orders taken on a worldwide basis.
In addition to taking orders from its customers through phone centers and online, QVC continues to expand its ordering platforms. QVC is expanding mobile phone ordering capabilities and has launched iPhone and iPad applications, Android and Blackberry applications, a WAP (wireless application protocol) mobile website and a robust SMS (Short Message Service) program. On a global basis, customers placed approximately 8% of all orders directly through their mobile devices in 2012. In fact, customers in Japan placed approximately 13% of all orders directly through their mobile phones.
Through QVC's eight worldwide distribution centers, QVC shipped approximately 92% of its orders within 48 hours of order placement in the year ended December 31, 2012. QVC's domestic distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; West Chester, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. QVC also has distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany (which supports QVC-Germany and QVC-Italy); and Knowsley, United Kingdom.
QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of its products. Since its physical store locations are minimal, QVC requires lower inventory levels and capital expenditures compared to traditional bricks-and-mortar retailers. In recent years, QVC has made significant investments in its distribution centers and information technology systems that it believes will accommodate its foreseeable growth needs. Further, since QVC has no set “floor plan” and can closely manage inventory levels at its centralized warehouses, QVC believes it has the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. QVC's cost structure is highly variable, which QVC believes allows it to consistently achieve attractive margins relative to bricks-and-mortar retailers.

QuickLinks -- Click here to rapidly navigate through this document

QVC's web and mobile platforms are fully integrated with its televised programming and product distribution capabilities. QVC's web and mobile platform features include a live video stream of its television programming, full integration with its order fulfillment, its product branding, as well as the thematic offerings and events that have become fundamental to its televised programming.
Third party carriers transport QVC's packages from its distribution centers to its customers. In each market where QVC operates, it has entered into long-term contracts with shipping companies, which in certain circumstances provides for favorable shipping rates.
QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the year ended December 31, 2012, QVC is the leading television retailer in the U.S. and generates substantially more net revenue than its closest two televised shopping competitors, HSN (an entity in which we have a 37% ownership interest as of December 31, 2012) and ShopNBC. However, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as HSN and ShopNBC, infomercial retailers, internet retailers, and mail-order and catalog companies. QVC's international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom.

QVC also competes for access to customers and audience share with other providers of televised, on-line and hard copy entertainment and content. The price and availability of other programming may unfavorably affect the placement of its programming in the channel line-ups of its distributors, and may affect its ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for QVC include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services and (iii) convenience and accessibility of sales channels.

QVC regards its trademarks, service marks, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to its success. QVC relies on a combination of trademark and copyright law, trade‑secret protection, and confidentiality and/or license agreements with its employees, customers, suppliers, affiliates and others to protect these proprietary rights. QVC has registered, or applied for the registration of, a number of domain names, trademarks, service marks and copyrights by U.S. and foreign governmental authorities and vigorously protects its proprietary rights against infringement.

Domestically, QVC has registered trademarks and service marks for a variety of items including, but not limited to its brand name, "QVC" and "Quality Value Convenience", the "Q QVC Ribbon Logo" and its proprietary products sold such as "Arte D'Oro", "Cook's Essentials", "Denim & Co.," "Diamonique", "Nature's Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand name and propriety products including, but not limited to, "QVC" the "Q QVC Ribbon Logo," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." QVC considers the service mark for the "QVC" name the most significant trademark or service mark held by it because of its impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic trademarks or service marks, QVC's trademark and service mark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year.

TripAdvisor, Inc.

TripAdvisor is an online travel company, empowering users to plan and maximize their travel experience. Its travel research platform aggregates reviews and opinions from its community of travelers about destinations, accommodations (including hotels, resorts, motels, bed and breakfasts, or B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through its flagship TripAdvisor brand. TripAdvisor's-branded websites include tripadvisor.com

QuickLinks -- Click here to rapidly navigate through this document in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Its branded websites globally have received more than 60 million unique visitors (according to July 2012 comScore), and it has built a base of more than 44 million marketable members, which are members it has permission to email on a regular basis, and it features over 75 million reviews and opinions. Beyond travel-related content, TripAdvisor's websites also include links to the websites of its customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, TripAdvisor now manages and operates 20 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

TripAdvisor was founded with the goal of providing an online resource based on user-generated content to prospective travelers. By using the power of the Internet to create transparency in the travel planning process with a comprehensive online resource for travel information, TripAdvisor has democratized the travel research and planning process. In order to achieve its goals, TripAdvisor leverages its key assets-a robust community of users, rich user-generated content, technology and a commitment to continuous innovation and global reach.

TripAdvisor derives substantially all of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of its revenue is generated through a combination of subscription-based offerings, selling room nights on its transactional sites SniqueAway and Tingo, and other revenue including content licensing. In the year ended December 31, 2012, TripAdvisor earned $588 million of revenue from click-based advertising, $94 million in revenue from display-based advertising and $81 million in revenue from subscription-based offerings, transaction revenue and other revenue.
TripAdvisor has click-based advertising relationships with the vast majority of the leading online travel agencies globally as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from it, generally on a CPC basis. For the year ended December 31, 2012, approximately $204 million, or 27%, of its total revenue was derived from Expedia businesses. At the time of TripAdvisor's spin-off from Expedia, new commercial arrangements with Expedia-owned brands, including Expedia.com and Hotels.com were implemented. For the year ended December 31, 2012, TripAdvisor's two most significant advertising customers accounted for a combined 48% of total revenue. These and its other click-based advertising relationships are strategically important to it and most can be terminated by the advertiser at will or on short notice.
TripAdvisor has a content licensing program utilized by over 575 partners across the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 70,000 unique domains around the globe, reaching over 300 million people per month. Partners benefit from its user-generated content, such as reviews, ratings, photos and traveler forums. In addition, TripAdvisor powers review collection for a growing number of partners such as Accor Hotels, Wyndham Hotel Group and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. TripAdvisor has also developed partnerships with mobile carriers and device manufacturers.
TripAdvisor also syndicates its click-based advertising to third-party websites. The largest such syndication relationship is with Yahoo! Travel Guides, pursuant to which it provides “show prices” advertising on the Yahoo! Travel Guides' hotel pages.
TripAdvisor's systems infrastructure, web and database servers for TripAdvisor branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of its software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. TripAdvisor's systems are monitored and protected though multiple layers of security. Several of its individual subsidiaries and businesses, including its subsidiaries in China, have their own data infrastructure and technology teams.

We own an approximate 22% equity interest and 57% voting interest in TripAdvisor. As discussed previously we currently consolidate TripAdvisor as we control a majority of the voting interest in TripAdvisor.

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

Provide Commerce initially launched its marketplace to sell and deliver flowers which continues to be its most significant product. Provide Commerce later expanded its offerings to include fresh premium fruits and confections and unique personalized gifts. Provide Commerce's business is highly seasonal due largely to purchases of flowers and other gifts for Valentine's Day and Mother's Day. In 2012, Provide Commerce earned approximately 64% of its revenue in the first half of the year. Provide Commerce depends on three suppliers for approximately 65% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

Provide Commerce believes that one of the keys to its success is its ability to timely deliver products, and perishable products fresher, than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

Backcountry.com, Inc.

We acquired 81% of the equity of Backcountry.com, Inc. in June 2007, increasing our ownership to 88% through share purchases in 2011 and 2012. Backcountry is an e-commerce marketplace for outdoor adventure, cycling and action sports gear and clothing. Its eight separate websites cater to a variety of outdoor enthusiasts. Four of the sites offer name-brand products at retail prices, one closeout site and three other sites offer substantial discounts to online shoppers on a one-deal-at-a-time basis.

Backcountry's primary site, Backcountry.com, offers over 800 brands and over 30,000 styles of high-end gear and clothing for backpacking, camping, trail running, skiing, rock climbing, kayaking and other outdoor sports. Backcountry's snowboarding-specific site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. CompetitiveCyclist.com and RealCyclist.com sell mountain bikes and road bikes, at retail prices. Backcountry's online outlet store, DepartmentOfGoods.com, sells discounted clothing and gear from past seasons. Backcountry's one-deal-at-a-time ("ODAT") sites, SteepandCheap.com, WhiskeyMilitia.com, and Chainlove.com, feature a limited quantity of one highly discounted item at a time until such item sells out or times out, at which time it is immediately replaced with a new item. SteepandCheap.com serves backcountry adventurers and outdoor enthusiasts. WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders and wakeboarders. Chainlove.com is an ODAT site for discounted road bike, mountain bike, and triathlon markets.

Backcountry's business is seasonal, with approximately 40% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its two distribution centers located in Salt Lake City, Utah and Christiansburg, Virginia. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

Bodybuilding.com, LLC

On December 31, 2007, we acquired 82.9% of Bodybuilding.com, LLC. Subsequent to that time we have acquired an additional 7.1% of Bodybuilding.com, LLC, giving us overall ownership of 90.0%.

QuickLinks -- Click here to rapidly navigate through this document

Bodybuilding.com is an Internet retailer of sports, fitness, and nutritional supplements. It also hosts an online health-and-fitness publication, offering free fitness content, workout programs, video trainers, recipes, health advice, and motivational stories. The online e-retail model combines detailed product information and real-time user reviews on more than 15,000 health-and-fitness supplements and accessories to help the consumer achieve their health, fitness, and appearance goals. Beyond the e-retail model, Bodybuilding.com is a site that provides the technology and the tools needed for personal training, nutrition, supplement expertise and support groups.

Bodybuilding.com's customers include gym-goers, athletes, weightlifters and bodybuilders, and any individual wanting to improve their mental and physical well-being. Bodybuilding.com tries to offer a holistic experience for people looking to achieve their goals. BodySpace is an inclusive social networking site within Bodybuilding.com that allows people of varying health and fitness levels to discuss goal setting, techniques, supplementation, and achievements as users track their progress.

Bodybuilding.com launched its primary website in 1999 and now has more than 25,000 pages of editorial content, 9,000 videos, 15,000 pages of store content, 5 million forum threads, 90 million forum posts and more than 1.5 million BodySpace members.

Bodybuilding.com is one of the largest e-retailers in the supplement industry, offering its customers competitive prices and quality customer service. Bodybuilding.com's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions toward health and fitness.

Celebrate Interactive Holdings, Inc.

Celebrate Interactive Holdings Inc. ("Celebrate") is a wholly-owned subsidiary that owns and operates BuyCostumes.com, the Celebrate Express family of websites and Evite.com. Celebrate, an internet celebrations leader, provides a more streamlined party offering by giving individuals the resources necessary to plan, execute and attend a wide variety of celebrations and costuming events. These resources include event planning services, which are free to Evite customers as revenue is driven primarily through online advertising, party supplies primarily through the Celebrate Express brands, including an offering of proprietary products from exclusive license agreements, costumes for a wide variety of occasions (the primary occasion is Halloween). While a majority of the costume and accessory products offered on our website are also available from other on-line and traditional brick-and-mortar retailers, Celebrate believes that no other single retailer offers the range of costume and party supplies that Celebrate offers to its customers. Celebrate purchases its products from various suppliers, both domestic and international. Celebrate depends on four suppliers for approximately a third of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact Celebrate.

The party and costume segments have a large number of independent retailers both bricks and mortar and online. Celebrate has three primary competitors. Party City is the most significant competitor selling in both party and costume categories. Celebrate believes that it has a competitive advantage due to the combination of a large assortment of on-line products, services related to party planning, product personalization, value pricing and a high level of customer service. Celebrate's business is highly seasonal with approximately half of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express in 2008, Celebrate has seen the seasonality decrease due to significantly higher sales of birthday party supplies which is a less seasonal business. Celebrate maintains a customer service center at its corporate headquarters, and customer service representatives are available 18 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable, and Celebrate employs seasonal labor to react to higher volume during the peak Halloween season.

CommerceHub

CommerceHub, a wholly owned subsidiary, is a drop ship solution for online retailers that would like to expand their product offering but may not have the capacity for warehousing and fulfillment of products. CommerceHub is a one stop solution for both sides of the transaction and allows each of the systems, at the vendor and retailer, to seamlessly share information. Additionally CommerceHub offers BuySpace, a social marketplace that brings buyers and sellers together to find one another, establish business relationships and manage ongoing operations.

QuickLinks -- Click here to rapidly navigate through this document

Expedia, Inc.

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio - including almost 200,000 hotels in 200 countries, 300 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via its sites, its private label business and its call centers in order to reach its extensive, global audience, including the approximately 50 million unique visitors that visit its sites on a monthly basis.

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Expedia understands that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of its sites. Expedia also markets to consumers through a variety of channels, including internet search, and having multiple brands appear in search results also increases the likelihood of attracting visitors, particularly in international markets, where Expedia historically has not invested as heavily in offline brand marketing campaigns. Expedia's brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while its Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with travel options across a broad value spectrum, while the Hotels.com brand focuses specifically on a hotel only product offering.

Expedia makes travel products and services available both on a stand-alone and package basis, primarily through two business models: the merchant model and the agency model. Under both models, Expedia facilitates the booking of hotel rooms, airline seats, car rentals and destination services from its travel suppliers. Under the merchant model, Expedia is the merchant of record. Under the agency model, the travel supplier is the merchant of record. During 2012, Expedia introduced the Expedia Traveler Preference program that enables much closer integration of the agency hotel product with its core merchant offering. Specifically, for participating hotels, Expedia will be able to offer customers the choice of whether to pay Expedia in advance or pay at the hotel at the time of the stay.

Expedia makes travel products and services available from a variety of hotel companies, large and small commercial airlines, car rental companies, cruise lines and destination service providers. Expedia seeks to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of Expedia's business depends on its ability to maintain its existing, as well as build new, relationships with travel suppliers and GDS partners.

Expedia provides 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, Expedia uses a combination of outsourced and in-house call centers. Expedia's call centers are located throughout the world, including extensive outsourced operations in the Philippines, El Salvador and Egypt. Expedia invested significantly in its call center technologies, with the goal of improving customer experience and increasing the efficiency of its call center agents. Expedia's systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have communication links as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of Expedia's owned computer hardware for operating the websites are located at these facilities. For some critical systems, Expedia has both production and disaster-recovery facilities

We own an approximate 17% equity interest and 57% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote our shares of Expedia, subject to certain limitations. Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

HSN, Inc.

HSN became a separate public company in August 2008 in connection with the separation of IAC/InterActiveCorp into five separate companies. HSN is an interactive multi-channel retailer with strong direct-to-consumer expertise among its two operating segments, HSN and Cornerstone Brands. HSN offers innovative, differentiated retail experiences on TV, online, mobile, in catalogs, and in brick and mortar stores. HSN ships 50 million items and handles 50 million inbound customer calls annually. HSN now

QuickLinks -- Click here to rapidly navigate through this document reaches over 95 million homes (broadcast live 24 hours a day, seven days a week). Cornerstone Brands comprises leading home and apparel lifestyle brands including Ballard Design, Frontgate, Garnet Hill, Grandin Road, Improvements, Chasing Fireflies and Travelsmith. Cornerstone Brands distributes 324 million catalogs annually, operates eight separate e-commerce sites, and runs 25 retail stores.

We own approximately 37% of the outstanding common stock of HSN. We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors. We have nominated two of the current nine board members.

Interval Leisure Group, Inc.

Interval Leisure Group is another of the companies spun off by IAC in August 2008. Interval Leisure Group is a global provider of membership and leisure services to the vacation industry. Its principal business, Interval, has offered its resort developer clients and consumer members high-quality programs and services for more than 30 years. Its approximately two million member families have access to a comprehensive package of year-round benefits, including the opportunity to exchange the use of their shared ownership vacation time for alternate accommodations. Interval has a network of more than 2,800 resorts in over 75 countries. Interval Leisure Group's other business segment is Aston (formerly ResortQuest Hawaii), which provides vacation rental and property management services for more than 5,000 units throughout the Hawaiian islands. Interval Leisure Group is headquartered in Miami, Florida, and operates through 26 offices in 16 countries.

We own approximately 29% of the outstanding common stock of Interval Leisure Group. We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to nominate 20% of the members of Interval Leisure Group's board of directors. We have nominated two of the current nine board members.

Tree.com, Inc.

Tree.com is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in their customers' lives. Tree.com's family of brands includes: LendingTree.com, GetSmart.com, DegreeTree.comSM, HealthTree.comSM, DoneRight.com, and ServiceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, home services, education, auto and other financial products from multiple business and professionals who compete for their business. Tree.com is headquartered in Charlotte, North Carolina.

We own approximately 24% of the outstanding common stock of Tree.com. We have entered into an agreement with Tree.com pursuant to which, among other things, we have the right to nominate 20% of the members of Tree.com's board of directors. We have not yet exercised this right.

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

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. Although virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator had been precluded, the FCC issued an order on October 5, 2012 allowing the exclusive contract prohibition to expire. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992

QuickLinks -- Click here to rapidly navigate through this document

Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. In 2010, the FCC revised the program access rules to permit complainants to pursue program access claims involving terrestrially-delivered, cable-affiliated programming similar to the claims that they may pursue regarding satellite-delivered, cable-affiliated programming, where the purpose or the effect of a challenged act is to hinder significantly or prevent a complainant from providing satellite cable programming or satellite broadcast programming. Although we no longer own Liberty Cablevision of Puerto Rico, LLC ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. As explained below in "Other Regulation," we are also subject to the program access rules as a condition of FCC approval of our transaction with News Corporation in 2008.

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

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit ("District of Columbia Circuit") found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. The FCC has twice adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide which the District of Columbia Circuit has invalidated.

Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming services in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. Although the FCC adopted an order in 2007 to ensure that local broadcasters' primary video and program-related material are viewable on cable systems by all subscribers following completion of the digital transition, the FCC allowed the viewability requirements to expire in 2012.

Closed Captioning and Video Description Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that require, among other things, video programming owners to send caption files for Internet protocol ("IP") delivered video programming to video programming distributors and providers along with program files. A four year implementation period for

QuickLinks -- Click here to rapidly navigate through this document the IP-delivered programming captioning requirements began in March 2012. As a result, the programming companies in which we have interests may incur additional costs for closed captioning.

The CVAA also required the FCC to reinstate the video description rules adopted by the FCC in 2000 but subsequently vacated by the District of Columbia Circuit. In 2011, the FCC adopted a report and order reinstating the requirements as to certain broadcast affiliates and cable programming services. The programming companies in which we have attributable interests are unaffected by these rules.

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

Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Radiocommunication Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to MVPDs. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. On December 19, 2012, the Federal Trade Commission ("FTC") adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. In 2007, Congress enacted legislation extending the moratorium on state and local taxes on Internet access and commerce until 2014.

Goods sold over the Internet also must comply with traditional regulatory requirements, such as the FTC requirements regarding truthful and accurate claims. To the extent that Bodybuilding.com, for example, markets or sells nutritional or dietary supplements, its activities may be regulated by the United State Food and Drug Administration ("FDA") in certain respects. Dietary supplement distributors must comply with FDA regulations regarding supplement labeling and reporting.

Our online commerce businesses are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information are under consideration in the European Union, and a European Union directive restricting the Internet tracking tools known as “cookies” has taken effect. In the U.S., the FTC has proposed a privacy policy framework, and legislation pending in the U.S. Senate in 2012 would have required organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data.

QuickLinks -- Click here to rapidly navigate through this document

A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act (“TCPA”), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.

Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of our online commerce businesses and increase their costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

In 2010, the FCC adopted rules in its open Internet proceeding that require all broadband providers to disclose network management practices, restrict broadband providers from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting lawful network traffic. The open Internet rules could restrict the ability of broadband providers to block or otherwise disadvantage our Internet businesses. The rules are subject to appeals pending before the United States Court of Appeals and a petition for reconsideration pending at the FCC. A decision regarding the pending appeals is expected later this year.

Other Regulation

To the extent that our businesses market through other channels such as television, such efforts are regulated by a range of federal and state laws and regulations. FTC and FDA regulations may apply to certain claims made regarding products, and FTC regulations such as the Telemarketing Sales Rule may apply to contacts with customers or potential customers.

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

Competition

Our businesses that engage in video and online commerce compete with traditional bricks and mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share. However, some of these competitors, such as Amazon, have a significantly greater Web-presence than our e-commerce subsidiaries. In addition, QVC and HSN compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and floral wire services such as FTD and Teleflora, as well as local bricks-and-mortar florists. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment. Our businesses that offer services through the Internet, including TripAdvisor, compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services including travel agencies, (both bricks-and-mortar and online), operators of destination search sites and search-centric portals, search technology providers, online advertising networks, site aggregation companies, Internet search engines and niche competitors that focus on a specific category or geography. Expedia also competes with hoteliers and airlines as well as travel planning service providers, including

QuickLinks -- Click here to rapidly navigate through this document aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services. We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2012, our corporate function is supported by a services agreement with LMC which has 78 corporate employees who are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 22,000 full and part-time employees. We believe that our employee relations are good.

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
We have overlapping directors and management with LMC and one overlapping director with Starz, which may lead to conflicting interests. As a result of the Split-Off, most of the executive officers of Liberty also serve as executive officers of LMC, and there is significant board overlap between Liberty and LMC. John C. Malone is the Chairman of the Board of Liberty and LMC, and Gregory B. Maffei is the President and Chief Executive Officer, and a director, of Liberty and LMC, as well as the Chairman of the Board of Starz. Although none of Liberty, LMC or Starz has any ownership interest in any of the others, most of Liberty's directors and officers continue to own LMC and Starz stock and options to purchase LMC and Starz stock as well as Liberty stock and options to purchase Liberty stock. The executive officers and the members of Liberty's board of directors have fiduciary duties to Liberty and its stockholders. Likewise, any such persons who serve in similar capacities at LMC have fiduciary duties to LMC and its stockholders. Similarly, Mr. Maffei has fiduciary duties to Starz. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest when Liberty, LMC or Starz evaluates acquisitions and other corporate opportunities that may be suitable for either of them. Management's cross ownership interests could create, or appear to create, potential conflicts of interest when these individuals consider decisions that could have different implications for Liberty and/or LMC and/or Starz. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, LMC, Starz or their respective affiliates may enter into transactions with Liberty and/or its subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon arms'-length negotiations between the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to Liberty or its subsidiaries or affiliates as would be the case if there were no overlapping officers or directors.
We may compete with Starz for business opportunities. Starz owns and operates programming services that may compete with the programming services offered by our businesses. QVC and Starz both produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to Starz and the pursuit of these opportunities by Starz may adversely affect our interests or those of our stockholders. Because Mr. Maffei is our President and Chief Executive Officer and Chairman of the Board of Starz, a business opportunity that is presented to him may result in a conflict of interest or the appearance of a conflict of interest. Each of our directors and officers has a fiduciary duty to offer to our company any business opportunity that he or she may be presented in which we have an interest or expectancy.

The directors and officers of other issuers, including those who are also our directors and officers, owe the same fiduciary duty to such other issuers and their respective stockholders.

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation agreements with many television providers, including Comcast, Time Warner Cable, DIRECTV and DISH Network in the U.S., JCN, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, SES ASTRA, British Telecommunications and Kabel Deutschland in Germany, British Sky Broadcasting, Virgin Media and Freesat in the United Kingdom and Telecom Italia Media Broadcasting S.r.l. in Italy. QVC's affiliation agreements with its distributors are scheduled to expire between 2013 and 2019. As part of normal course renewal discussions, occasionally QVC has disagreements with its distributors over the terms of its carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC's programming to a material portion of its television households may adversely affect its growth, net revenue and earnings. The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing 7% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 36% of its U.S. distribution. Some of QVC's international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with them have passed. QVC may be unable to obtain renewals with its current distributors on acceptable terms, if at all. QVC may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming. Although QVC considers its current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect its viewership, growth, net revenue and earnings and, as a result, our financial condition and results of operation.

Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operation and those attributed to either of our groups. An important component of the success of our programming and online commerce businesses is their ability to maintain their existing, as well as build new, relationships with a limited number of local and foreign suppliers and vendors, among other parties. There can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or vendor arrangements on commercially reasonable terms or at all or, with respect to goods sourced from foreign markets, if the supply costs will remain stable. In addition, our subsidiaries and business affiliates cannot guarantee that goods produced and delivered by third parties will meet applicable quality standards, which is impacted by a number of factors, some which are not within the control of these parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could cause a failure to meet customer expectations and timely delivery of products, which could in turn have a significant adverse effect on our results of operations and those attributed to our groups.

Our businesses attributed to each group are subject to risks of adverse government regulation. Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet. In addition, certain of our businesses are subject to consent decrees issued by the Federal Trade Commission (“FTC”) barring them from making deceptive claims for specified weight-loss products and dietary supplements and prohibiting them from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. Violation of these consent decrees may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Continuingly weak economic conditions may reduce consumer demand for our products and services. The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue across both of our tracking stock groups including lagging commerce sales, a decrease in leisure travel expenditures, and a decrease in spending by advertisers, each of which could cause a reduction in the revenues of our subsidiaries and business affiliates. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.
Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates attributed to both our Interactive Group and Ventures Group obsolete or non-competitive. Our subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. As their operations grow in size and scope, our subsidiaries and business affiliates must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. There can be no assurance that our subsidiaries and business affiliates will be able to compete with advancing technology or be able to maintain existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner, and any failure to do so could result in customers seeking alternative service providers and may adversely affect the group to which they are attributed, thereby adversely impacting our revenue and operating income.

Our subsidiaries and business affiliates attributed to both our Interactive and Ventures Groups conduct their businesses under highly competitive conditions. Although QVC and HSN are two of the nation's largest home shopping networks, they and our e-commerce companies have numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Similarly, TripAdvisor and Expedia, our online travel-oriented businesses, face significant competition from travel agencies (both bricks-and-mortar and online) as well as from travel destination sites and Internet search portals. If any of the large search engines or online travel agencies chose to compete more directly with TripAdvisor in the travel review space, TripAdvisor may face loss of business or other adverse financial consequences since those entities generally possess significantly greater financial resources and brand recognition. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses' competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

The sales and operating results of our online commerce businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences. In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC and HSN) and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

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
The failure of our subsidiary QVC to maintain suitable placement for its programming could adversely affect QVC's ability to attract and retain television viewers and could result in a decrease in revenue. QVC is dependent upon the continued ability of its programming to compete for viewers which is dependent, in substantial part, on QVC's ability to negotiate and maintain placement of its programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. The advent of digital compression technologies and the adoption of digital cable have resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts QVC's ability to negotiate and maintain suitable channel placement with its distributors. Increased channel capacity could adversely affect the ability to attract television viewers to QVC's programming to the extent it results in a less favorable channel position for QVC's programming, an increase in the number of competitors, or more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections). In addition, if QVC's programming is carried exclusively by a distributor on a digital programming tier, QVC may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. QVC may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. QVC's future success will depend, in part, on its ability to anticipate and adapt to technological changes and to offer elements of its programming via new technologies in a cost-effective manner that meets customer demands and evolving industry standards.

Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiary QVC is dependent upon its continued ability to transmit its programming to television providers from its satellite uplink facilities, which transmissions are subject to the Federal Communications Commission ("FCC") compliance in the U.S. and foreign regulatory requirements its QVC's international operations. In most cases, QVC has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming. However, QVC does have a transponder service agreement in the United Kingdom that will expire in 2013. Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and believes that this international transponder service agreement can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future. Although QVC considers the transponder service agreement that is expiring in 2013 to be in the ordinary course, the failure to successfully renew or negotiate a new transmission agreement that results in an inability to transmit its programming would result in lost revenue and could result in lost customers, which could adversely affect our financial condition and results of operation.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiaries QVC and TripAdvisor and our other online commerce businesses may adversely affect their ability operate their businesses, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depend, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including, in the case of QVC, the transmission of its television programs, call centers and fulfillment facilities, as well as websites, information and related systems developed for the delivery of content and services. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting signals, fulfilling orders or efficiently supplying content and providing services, as the case may be. QVC is in the process of implementing new technology systems, such as mobile applications, and upgrading others, such as its warehouse management systems. TripAdvisor is also in the process of developing applications and methods for advertising through smartphone devices.

Their failure to properly implement these new systems or delays in implementing these new systems could impair their ability to provide services and content and/or process transactions. QVC also relies on affiliate and third-party computer systems, broadband transmission and other communications systems and service providers in connection with the transmission of its signal, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in QVC's signal transmissions, systems and infrastructures, or deterioration in the performance of these transmissions, systems and infrastructures, could impair QVC's ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, satellite uplinks, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from operating their businesses efficiently or at all. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, QVC may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, use and disclosure of personal data by our online commerce businesses could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In processing consumer transactions, online commerce businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information is governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. The failure of these businesses and/or the failure by any of their third party vendors and service providers to comply with applicable privacy policies or federal, state or similar international laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, could damage their reputation with customers, discourage potential users from trying their products and services and/or result in fines and/or proceedings brought by governmental agencies and/or consumers, any one or all of which could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

Our online commerce businesses are subject to security risks, including security breaches and identity theft. In order to succeed, our online commerce businesses must be able to provide for secure transmission of confidential information over public networks. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of their business and subject them to increased costs, litigation and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business. These businesses may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. They also face risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business online. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

Our online commerce businesses rely on independent shipping companies to deliver the products they sell. Our online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, and any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Shipping rates charged by third party carriers have increased significantly in comparison to historical levels and are expected to increase in the future. Many of our online commerce businesses have agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates and if any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, they would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Additionally, related charges, such as fuel surcharges, may not be able to be passed on to the customers of our online commerce subsidiaries. Any resulting increase in costs for our online commerce businesses could adversely affect their results of operations, and, as a result, our financial condition.

The success of one of our subsidiaries, QVC, depends in large part on its ability to recruit and retain key personnel. QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing, fulfillment and the Internet. QVC considers its President and CEO and its on-air talent to be key employees. We cannot assure you that if QVC experiences turnover of these key persons, it will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited.
Our subsidiary, QVC, has operations outside of the United States that are subject to numerous operational and financial risks. QVC has operations in countries other than the United States that are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	involuntary renegotiation of contracts with foreign governments;

•	foreign and domestic regulations, laws and policies that govern operations of foreign-based companies;

•	difficulties in staffing and managing international operations; and

•	political unrest.

Ongoing financial uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt) could have a negative impact on QVC's results of operations and could expose QVC to increased foreign exchange risk. There could also be a number of follow on effects from these economic developments and negative economic trends on QVC's business, including the inability of customers to obtain credit to finance purchases of its products; customer insolvencies; decreased customer confidence to make purchasing decisions; and decreased customer demand.

Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although QVC has undertaken compliance efforts with respect to these laws, its employees, contractors and agents, as well as those companies to which it outsources certain of its business operations, may take actions in violation of its policies and procedures. Any such violation, even if prohibited by QVC's policies and procedures or the law, could have a material adverse effect. Any failure by QVC to effectively manage the challenges associated with the international operation of its business could have a material adverse effect.

Our subsidiary TripAdvisor derives substantially all of its revenue, and our other online commerce businesses derive a substantial portion of their revenues, from advertising and any significant reduction in spending by advertisers could harm these businesses. Most of the advertisers doing business with our online commerce businesses can generally terminate their contracts with these businesses at any time or on very short notice and will not continue to do business if their investment in such advertising does not generate sales leads, customers or revenue and profit on a cost-effective basis, or if our online commerce businesses do not deliver advertisements in an appropriate and effective manner. If our online commerce businesses are unable to remain competitive and provide value to their advertisers, these advertisers will likely stop placing ads on their websites, which would harm revenues and business. Our online commerce businesses cannot guarantee that their current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any new contracts. Expenditures by advertisers also tend to be cyclical, subject to variation based on budgetary constraints, project cancellation or delay, and to reflect overall economic conditions and buying patterns. If our online commerce businesses are unable to generate advertising revenue due to factors outside of their control, their business and financial performance could be adversely affected. TripAdvisor, for example, derives a substantial portion of its revenue from a relatively small number of significant advertisers, and if any of these advertisers were to cease or significantly curtail advertising on TripAdvisor's websites, TripAdvisor would experience a rapid decline in revenues over a relatively short period of time. In addition, if new, more effective advertising models were to emerge, there can be no assurance that our online commerce businesses will have the ability to offer these models, or offer them in an effective manner. To the extent new technology platforms, such as smartphone and tablet computing, begin to take market share from established platforms, there can be no assurance that our online commerce businesses' existing advertising models will operate successfully on these new platforms, or work as effectively as on the desktop computer platform.

If our online commerce subsidiaries are unable to continue to increase visitors to their websites and to cost-effectively convert these visitors into repeat consumers or contributors, their advertising revenue could decline. The primary asset that our online commerce businesses use to attract traffic to their websites and convert these visitors into repeat users is the content created by users of these websites, particularly such content's volume, unique nature and organization. Their success in attracting users depends, in part, upon their continued ability to collect, create, organize and distribute high-quality, commercially valuable content in a cost-effective manner at a scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. There can be no assurances that our online commerce businesses will continue to receive content in a cost-effective manner or in a manner that timely meets rapidly changing consumer demand, if at all. Any failure to obtain such content could adversely affect consumer experiences and reduce traffic driven to their websites, which would make their websites less attractive to advertisers. Any change in the cost structure pursuant to which our online commerce businesses obtain their content currently or in users' relative appreciation of their content could negatively impact the business and financial performance of our online commerce businesses.

Our online commerce businesses could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation as well as their inability to monetize the resulting website traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google). In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization, or SEO (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing, or SEM (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals may exceed the revenue generated by their visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including TripAdvisor and Expedia, may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer system (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses' offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes use for smartphone advertising and related monetization strategies are still in development.

Two of our subsidiaries, QVC and TripAdvisor, have significant indebtedness, which could adversely affect their businesses and financial conditions. The indebtedness of QVC and TripAdvisor, combined with other financial obligations and contractual commitments, could have important consequences to their respective businesses and financial conditions, including:

•	vulnerability to general adverse economic and industry conditions;

•
dedicating a portion of their cash flow from operations to principal and interest payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limited flexibility in planning for, or reacting to, changes in their businesses and the markets in which they operate;

•	competitive disadvantage compared to competitors that have less debt; and

•	limited ability to borrow additional funds or to borrow funds at rates or on other terms that these companies find acceptable.

In addition, it is possible that QVC and TripAdvisor may need to incur additional indebtedness in the future in the ordinary course of business. If new debt is added to their respective current debt levels, the risks described above could intensify. If these subsidiaries experience adverse effects on their financial condition as a result of their indebtedness, our financial performance could be adversely affected as well.

We do not have the right to manage our business affiliates attributed to either our Interactive Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake or with respect to which we have provided a proxy over our voting power to a third party) attributed to our Ventures Group, including Expedia, or of our business affiliate HSN, which is attributed to our Interactive Group. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.
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
A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2012, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $3,884 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC, to pay dividends or to make other payments or advances to us or Liberty LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC's credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See "-We do not have the right to manage our business affiliates attributed to either our Interactive Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable" above.
We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk. Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $2,852 million as of December 31, 2012. Under the terms of the exchangeable debentures, which are attributed to our Ventures Group, the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that may be significant.
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
The market price of Liberty Interactive common stock and Liberty Ventures common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock. The market prices of Liberty Interactive common stock and Liberty Ventures common stock may be materially affected by, among other things:

•	actual or anticipated fluctuations in a group's operating results or in the operating results of particular companies attributable to such group;

•	potential acquisition activity by our company, our subsidiaries or our business affiliates;

•
issuances of debt or equity securities to raise capital by our company, our subsidiaries or our business affiliates and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

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
In the event of a liquidation of Liberty, holders of Liberty Ventures common stock and Liberty Interactive common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders. Under the restated charter, upon Liberty's liquidation, dissolution or winding up, holders of the Liberty Ventures common stock and the Liberty Interactive common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty's assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of "liquidation units" per share. Relative liquidation units were determined based on the volume weighted average prices of the Liberty Ventures common stock and the Liberty Interactive common stock over the 20 trading day period which commenced shortly after the initial filing of the restated charter. Hence, the assets to be distributed to a holder of either tracking stock upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty Interactive common stock and the Liberty Ventures common stock over time.
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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 35% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of each of our Series B Liberty Interactive common stock and Series B Liberty Ventures common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. QVC also owns call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania and West Chester, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina and Sakura-shi, Chiba, Japan. To supplement the facilities, QVC also leases various facilities in the United States, Japan, Germany, the United Kingdom and Italy for retail outlet stores, office space, warehouse space and call center locations. QVC-Japan is finalizing a new headquarters in Japan that will include executive offices, television studios, showrooms, broadcast facilities, administrative offices and a call center for QVC-Japan. The total expected project cost is approximately $230 million and is expected to be completed in the first half of 2013. The cumulative cost of this project was $205 million at December 31, 2012. QVC-U.K. transitioned to its new leased headquarters that includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC-U.K. in 2012. QVC-U.K. made certain improvements to its new leased facility costing approximately $50 million.

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

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Series A and Series B Liberty Interactive common stock (LINTA and LINTB) have been outstanding since May 2006. On August 9, 2012 Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock (continued to trade as LINTA and LINTB) and Liberty Ventures common stock (LVNTA and LVNTB) as tracking stocks. On September 23, 2011 we completed the LMC Split-Off, which was effected by means of a redemption of all of our Liberty Capital tracking stock and Liberty Starz tracking stock for the common stock of Liberty Media. Our Series A and Series B Liberty Capital tracking stock (LCAPA and LCAPB) and our Series A and Series B Liberty Starz tracking stock (formerly Liberty Entertainment tracking stock) (LSTZA and LSTZB, formerly LMDIA and LMDIB) were outstanding between September 23, 2011 and March 4, 2008 when each share of our previous Liberty Capital tracking stock was reclassified into one share of the same series of new Liberty Capital and four shares of the same series of Liberty Entertainment. On November 19, 2009, we completed the split off (the "LEI Split-Off") of our subsidiary Liberty Entertainment, Inc. ("LEI"). The LEI Split-Off was accomplished by a redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI. LEI had been attributed to the Entertainment Group. Subsequent to the LEI Split-Off, the Entertainment Group was renamed the Starz Group. Each series of our common stock trades on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2012 and 2011, for the periods they were outstanding.

	Liberty Interactive
	Series A (LINTA)		Series B (LINTB)
	High	Low	High	Low
2011
First quarter	$17.49	14.77	17.41	14.91
Second quarter	$18.65	15.19	18.37	15.30
Third quarter	$17.91	12.44	17.14	12.44
Fourth quarter	$16.50	13.38	16.35	13.72
2012
First quarter	$19.80	16.36	19.32	16.07
Second quarter	$19.27	15.93	19.10	16.15
Third quarter (through August 9, 2012)	$19.66	17.42	19.31	17.64
Third quarter (after August 9, 2012)	$19.46	17.04	18.45	17.24
Fourth quarter	$20.95	18.26	20.51	18.42

	Liberty Ventures
	Series A (LVNTA)		Series B (LVNTB)
	High	Low	High	Low
2012
Third quarter (after August 9, 2012)	$52.39	40.00	50.87	42.51
Fourth quarter	$68.84	48.29	68.21	49.33

	Liberty Capital
	Series A (LCAPA)		Series B (LCAPB)
	High	Low	High	Low
2011
First quarter	$75.68	61.98	75.21	62.61
Second quarter	$92.55	72.72	91.36	74.66
Third quarter (through September 23, 2011)	$87.99	62.29	85.94	63.27

	Liberty Starz
	Series A (LSTZA)		Series B (LSTZB)
	High	Low	High	Low
2011
First quarter	$80.21	64.20	78.00	66.33
Second quarter	$81.36	68.78	79.99	72.62
Third quarter (through September 23, 2011)	$78.91	63.00	78.08	64.16

Holders

As of January 31, 2013, there were approximately 2,400 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively, and approximately 1,700 and 100 record holders of our Series A and Series B Liberty Ventures common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer
Share Repurchase Programs
On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012. On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock. Additionally, on October 30, 2012 the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock.

A summary of the repurchase activity for the three months ended December 31, 2012 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
October 1 - 31, 2012	711,144	$18.54	711,144	$1,373 million
November 1 - 30, 2012	2,566,883	$19.38	2,566,883	$1,323 million
December 1 - 31, 2012	3,279,876	$19.33	3,279,876	$1,260 million
Total	6,557,903		6,557,903
In addition to the shares listed in the table above, 10,227 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2012	2011	2010	2009	2008
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$2,660	847	1,353	1,955	1,903
Investments in available-for-sale securities and other cost investments	$1,819	1,168	1,110	1,641	1,469
Investment in affiliates	$851	1,135	949	831	794
Assets of discontinued operations	$—	—	8,933	9,374	22,644
Total assets	$26,255	17,339	26,600	28,631	41,903
Long-term debt	$6,246	4,850	5,970	7,343	8,509
Deferred income tax liabilities, noncurrent	$3,209	2,046	2,709	2,946	3,305
Liabilities of discontinued operations	$—	—	3,854	5,002	8,217
Equity	$12,051	6,627	11,442	10,238	19,757

	Years ended December 31,
	2012	2011	2010	2009	2008
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue	$10,054	9,616	8,932	8,305	8,079
Operating income (loss)	$1,108	1,133	1,108	1,041	906
Interest expense	$(432)	(427)	(626)	(594)	(607)
Share of earnings (losses) of affiliates	$85	140	112	24	(953)
Realized and unrealized gains (losses) on financial instruments, net	$(351)	84	62	(589)	493
Gains on transactions, net	$1,531	—	355	42	2
Other than temporary declines in fair value of investments	$—	—	—	—	(440)
Earnings (loss) from continuing operations (1):
Liberty Capital common stock	NA	10	28	(356)	374
Liberty Starz common stock	NA	—	—	—	—
Liberty Interactive Corporation common stock	$294	577	808	319	(597)
Liberty Interactive common stock	212	NA	NA	NA	NA
Liberty Ventures common stock	1,024	NA	NA	NA	NA
	$1,530	587	836	(37)	(223)
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (2):
Series A and Series B Liberty Capital common stock	NA	0.12	0.31	(3.71)	3.31
Series A and Series B Liberty Interactive Corporation common stock	$0.53	0.88	1.28	0.47	(1.07)
Series A and Series B Liberty Interactive common stock	$0.39	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$31.03	NA	NA	NA	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (2):
Series A and Series B Liberty Capital common stock	NA	0.12	0.30	(3.71)	3.31
Series A and Series B Liberty Interactive Corporation common stock	$0.52	0.87	1.26	0.47	(1.07)
Series A and Series B Liberty Interactive common stock	$0.38	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$31.03	NA	NA	NA	NA

(1)
Includes earnings from continuing operations attributable to the noncontrolling interests of $61 million, $53 million, $45 million, $39 million and $44 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock for the period subsequent to March 3, 2008 through September 23, 2011. Basic and diluted EPS have been calculated for Liberty Interactive Corporation common stock for the periods from May 9, 2006 to August 9, 2012. Basic and diluted EPS have been calculated for Liberty Interactive common stock and Liberty Ventures common stock subsequent to August 9, 2012.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and Provide Commerce, Inc. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. As of December 11, 2012 we began consolidating TripAdvisor, Inc. ("TripAdvisor") which is an online travel research company, empowering users to plan and maximize their travel experience.
Our "Corporate and Other" category includes our corporate ownership interests in unconsolidated businesses and corporate expenses. We hold ownership interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc. and Tree.com, Inc. which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., which are accounted for at their respective fair market values and are included in "Corporate and Other."
On August 9, 2012, Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. In the recapitalization, each holder of Liberty Interactive Corporation common stock remained a holder of the same amount and series of Liberty Interactive common stock and received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash issued in lieu of fractional shares of Liberty Ventures common stock.
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $1,961 million (at December 31, 2012). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as our interest in HSN, Inc., including cash of approximately $699 million (at December 31, 2012), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.
Discontinued Operations
Prior to the LMC Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore no group could own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.

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
The consolidated financial statements of Liberty have been prepared to reflect LMC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMC, for periods prior to the respective split-offs, have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.
Strategies and Challenges
QVC. QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. In 2013, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content both in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi‑platform expansion and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and growth in sales to existing customers and new customers as a result of expansion of the programming reach of QVC-Japan and QVC-Italy. QVC's future net revenue may also be affected by (i) the willingness of multichannel television distributors to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services and (iv) general economic conditions.
The current economic downturn in the U.S. and in other regions of the world in which QVC's subsidiaries and affiliates operate could adversely affect demand for products and services since a substantial portion of QVC's revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. In particular, the current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restricting efforts may cause volatility in the European currencies and reduce the purchasing power of European customers. In the event that one or more countries were to replace the Euro with their legacy currency, then QVC's revenue and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if economic and financial market conditions in the United States or other key markets, including Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC's ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit QVC's expansion into new European markets. We currently are unable to predict the extent of any of these potential adverse effects.

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
Operating Results

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Revenue
Interactive Group
QVC	$8,516	8,268	7,807
E-commerce	1,502	1,348	1,125
Corporate and other	—	—	—
Total Interactive Group	10,018	9,616	8,932
Ventures Group
TripAdvisor	36	—	—
Corporate and other	—	—	—
Total Ventures Group	36	—	—
Consolidated Liberty	$10,054	9,616	8,932

Adjusted OIBDA
Interactive Group
QVC	$1,828	1,733	1,671
E-commerce	96	123	103
Corporate and other	(27)	(29)	(25)
Total Interactive Group	1,897	1,827	1,749
Ventures Group
TripAdvisor	8	—	—
Corporate and other	(5)	(4)	(3)
Total Ventures Group	3	(4)	(3)
Consolidated Liberty	$1,900	1,823	1,746

Operating Income (Loss)
Interactive Group
QVC	$1,268	1,137	1,130
E-commerce	(81)	55	40
Corporate and other	(63)	(55)	(59)
Total Interactive Group	1,124	1,137	1,111
Ventures Group
TripAdvisor	(5)	—	—
Corporate and other	(11)	(4)	(3)
Total Ventures Group	(16)	(4)	(3)
Consolidated Liberty	$1,108	1,133	1,108
Revenue.    Our consolidated revenue increased 4.6% and 7.7% for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior year periods. The current year and prior year increases were the result of increased revenue at QVC ($248 million and $461 million, respectively) and the E-commerce companies ($154 million and $223 million, respectively). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $77 million and $77 million for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior year periods. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $91 million, $49 million and $67 million of stock compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in stock compensation during 2012 was largely the result of a one-time exchange offer for certain officers of Liberty and its subsidiaries. As described more fully in note 14, in the accompanying consolidated financial statements, the exchange offer, in the fourth quarter of 2012, resulted in approximately $21 million of incremental share based compensation. Additionally, our E-commerce companies recorded an increase in stock-based compensation for the year ended December 31, 2012. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices during that period as compared to the previous period and downward valuation revisions by our E-commerce companies which was offset slightly by additional grants of options which slightly increased amortization of stock compensation for the year ended December 31, 2011. As of December 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $170 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.7 years.
Operating income.    Our consolidated operating income decreased $25 million and increased $25 million for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior year periods. The change in operating income from 2011 to 2012 was due to the increase in stock compensation and the impairment of goodwill at certain E-commerce subsidiaries. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Interest expense
Interactive Group	$(322)	(317)	(515)
Ventures Group	(110)	(110)	(111)
Consolidated Liberty	$(432)	(427)	(626)

Share of earnings (losses) of affiliates
Interactive Group	$28	23	8
Ventures Group	57	117	104
Consolidated Liberty	$85	140	112

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$51	75	117
Ventures Group	(402)	9	(55)
Consolidated Liberty	$(351)	84	62

Gains (losses) on transactions, net
Interactive Group	$—	—	355
Ventures Group	1,531	—	—
Consolidated Liberty	$1,531	—	355

Other, net
Interactive Group	$—	15	(44)
Ventures Group	44	(6)	(3)
Consolidated Liberty	$44	9	(47)
Interest expense.    Interest expense increased $5 million and decreased $199 million for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior year periods. The slight increase in interest expense for the year ended December 31, 2012 was primarily the result of a slight increase in the average debt balance outstanding during the period. The overall decrease in interest expense for the year ended December 31, 2011 related to a lower average debt balance throughout the prior year, as compared to the corresponding prior year period.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Interactive Group
HSN, Inc.	$40	38	31
Other	(12)	(15)	(23)
Total Interactive Group	28	23	8
Ventures Group
Expedia, Inc.	67	119	103
TripAdvisor	38	—	—
Other	(48)	(2)	1
Total Ventures Group	57	117	104
Consolidated Liberty	$85	140	112

During the fourth quarter of 2011, Expedia, Inc. completed the pro-rata split-off of TripAdvisor, a wholly owned subsidiary. In the fourth quarter of 2012 we settled a forward sale of 12 million shares of Expedia, Inc. common stock. Therefore, we have a 17% ownership interest in Expedia, Inc. as of December 31, 2012. During the second quarter of 2012 we disposed of approximately 8.5 million shares of TripAdvisor and then subsequently in the fourth quarter of 2012 we acquired approximately 5 million shares along with the right to control the vote of the shares of TripAdvisor's class A and B common stock. Following the transaction we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor we ceased accounting for our investment using the equity method of accounting and consolidated TripAdvisor for the last 20 days of 2012. Share of earnings for TripAdvisor for December 31, 2012 only include our share of earnings in TripAdvisor through December 10, 2012.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Non-strategic Securities	$470	55	202
Exchangeable senior debentures	(602)	(46)	(257)
Other derivatives	(219)	75	117
	$(351)	84	62

The changes in these accounts are due entirely to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The significant change in other derivatives is the forward contract entered into on 12 million Expedia, Inc. common shares.
Gains (losses) on transactions, net.    The year ended December 31, 2012 gains on transactions relate to our acquisition of a controlling interest in TripAdvisor, a gain on the sale of Expedia, Inc. shares ($443 million) and a gain on the sale of TripAdvisor shares ($288 million) during the year. In December 2012, as discussed above, we acquired an additional ownership interest in TripAdvisor and the right to vote our shares of their class B common stock. The application of business combination accounting, as a result of the acquisition, for TripAdvisor required the recognition of an $800 million gain which was the difference between the fair value of our previously held interest in TripAdvisor and the carrying value of the same ownership interest. Gains in 2010 include a gain related to the sale of our GSI Commerce, Inc. shares of $105 million and a gain of $218 million related to the disposition of all of our IAC/InteractiveCorp shares.
Income taxes.    Our effective tax rate for the years ended December, 2012, 2011 and 2010 was 20%, 37% and 13%, respectively. The 2012 effective tax rate is less than the U.S. federal income tax rate of 35% due primarily to the consolidation of a previously held equity method affiliate in the current period that triggered a gain for accounting purposes but not for tax purposes. The 2011 effective tax rate is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. For the year ended December 31, 2010 the effective tax rate was less than the U.S. federal income tax rate of 35% due primarily to a nontaxable exchange of investments for a subsidiary that resulted in a deferred tax benefit of $112 million.
Net earnings.    We had net earnings of $1,591 million, $965 million and $1,937 million for the years ended December 31, 2012, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Liquidity and Capital Resources
As of December 31, 2012 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio, outstanding debt facilities, debt and equity issuances, and dividend and interest receipts.

During the year, there were no changes to our or our consolidated subsidiaries debt credit ratings.
As of December 31, 2012 Liberty had a cash balance of $2,660 million with approximately $296 million held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible but certain tax consequences may reduce the net amount of cash we are able to utilize for domestic purposes. We note that QVC-Japan's cash, which is approximately half of the foreign cash balance, is further encumbered by a minority interest agreement. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the company. Additionally, $368 million of the cash balance is from TripAdvisor which we are not be able to access as readily as other consolidated subsidiaries due to the significant minority interest in TripAdvisor. Another significant source of liquidity is our borrowing capacity under the QVC Bank Credit Facilities under which we have approximately $1 billion of available credit at December 31, 2012. Additionally, our operating businesses have provided, on average, more than $1 billion in annual operating cash flow over the prior three years. We do not anticipate any significant reductions in the $1 billion of average annual operating cash flows in future periods.

	Years ended December 31,
	2012	2011	2010
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$1,432	900	1,203
Net cash provided (used) by investing activities	$153	(437)	344
Net cash provided (used) by financing activities	$248	(916)	(1,814)
During the year ended December 31, 2012, Liberty's primary uses of cash were $1,512 million of debt repayments, $815 million of share repurchases and $339 million of capital expenditures. These uses of cash were funded primarily with $1,432 million of cash provided by operating activities, $2,316 million in borrowings, $1,030 million in cash from the disposition of certain investments and cash on hand.
The projected uses of Liberty cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $400 million for interest payments on QVC and parent debt, anticipated capital improvement spending of approximately $410 million, the repayment of certain debt obligations and the continued buyback of common stock under the approved share buyback program (subsequent to year end we made additional repurchases of approximately 3.1 million shares for $64 million through January 31, 2013) and additional investments in existing or new businesses.
QVC was in compliance with its debt covenants as of December 31, 2012.
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

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is undeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt (1)	$7,824	737	1,021	853	5,213
Interest payments (2)	4,086	395	736	701	2,254
Long-term financial instruments	16	16	—	—	—
Operating lease obligations	306	46	66	53	141
Purchase orders and other obligations	1,421	1,406	15	—	—
Total	$13,653	2,600	1,838	1,607	7,608
____________________

(1)
Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts also include capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2012, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2012 rates and (iii) assume that our existing debt is repaid at maturity.

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
Fair Value Measurements
Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheet at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value all our Fair Value Option AFS securities. As of December 31, 2012 and 2011, the carrying value of our Fair Value Option AFS securities was $1,716 million and $1,165 million, respectively.
Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2012, the principal amount and carrying value of our exchangeable debentures were $2,852 million and $2,930 million, respectively.
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
 As of December 31, 2012, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,349	2,428	7,777
TripAdvisor	3,649	1,800	5,449
E-commerce	558	96	654
	$9,556	4,324	13,880
We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31. We adopted accounting guidance relating to annual assessments of recoverability of goodwill and other non-amorizable intangibles during the current and prior years and at year-end we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. During the year ended December 31, 2012 we recorded $92 million in goodwill and other intangibles impairments for two of our E-commerce companies (Celebrate and Evite). Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for these subsidiaries. Fair value for these subsidiaries, including intangible assets and goodwill, was determined using Company projections of future operating performance and applying a combination of market multiples and a discounted cash flow calculation (Level 3).
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

Retail Related Adjustments and Allowances.     QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2012, 2011 and 2010, sales returns represented 19.4%, 19.4% and 18.9% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2012, QVC's inventory is $909 million, which is net of the obsolescence adjustment of $89 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations. At December 31, 2012, QVC's trade accounts receivable are $1,055 million, net of the allowance for doubtful accounts of $74 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses
QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise focused televised shopping programs, the internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year (“QVC-U.S.”). Internationally, QVC's program services are based in Japan (“QVC-Japan”), Germany (“QVC-Germany”), the United Kingdom (“QVC-U.K.”) and Italy (“QVC-Italy”). QVC-Japan and QVC-Germany each distribute live programming 24 hours a day and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional seven hours a day of recorded programming on satellite television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment as a component of share of earnings (losses) of affiliates in the consolidated statements of operations.

QVC's operating results were as follows:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Net revenue	$8,516	8,268	7,807
Cost of sales	(5,419)	(5,278)	(5,006)
Gross profit	3,097	2,990	2,801
Operating expenses	(715)	(744)	(701)
SG&A expenses (excluding stock-based compensation)	(554)	(513)	(429)
Adjusted OIBDA	1,828	1,733	1,671
Stock-based compensation	(34)	(22)	(18)
Depreciation and amortization	(526)	(574)	(523)
Operating income	$1,268	1,137	1,130

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
QVC-U.S.	$5,585	5,412	5,235
QVC-Japan	1,247	1,127	1,015
QVC-Germany	956	1,068	956
QVC-U.K.	641	626	599
QVC-Italy	87	35	2
	$8,516	8,268	7,807

QVC's consolidated net revenue increased 3.0% and 5.9% for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior years. The 2012 increase in net revenue was primarily comprised of $205 million due to a 2.2% increase in average selling price per unit (“ASP”), $154 million due to a 1.7% increase in units sold and a $59 million increase in shipping and handling and other miscellaneous revenue. These amounts were partially offset by $92 million in unfavorable foreign currency rates in all markets and $78 million due to an increase in estimated product returns as a result of the sales increase. Returns as a percent of gross product revenue remained flat at 19.4%.
The 2011 increase in net revenue was primarily comprised of $478 million due to a 5.6% increase in ASP and a $167 million increase due to favorable foreign currency rates in all markets. These increases were partially offset by a $123 million decrease in net revenue due to an increase in estimated product returns, a $56 million decrease due to a 1% decline in units sold and a $5 million decrease due to a decline in shipping and handling revenue and other miscellaneous revenue. Returns as a percent of gross product revenue increased to 19.4% from 18.9% primarily from an increase in apparel and accessories as a percentage of the total mix of products sold.

During the years ended December 31, 2012 and 2011, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency was as follows:

	Percentage increase (decrease) in net revenue
	Year ended		Year ended
	December 31, 2012		December 31, 2011
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	3.2%	3.2%	3.4%	3.4%
QVC-Japan	10.6%	11.2%	11.0%	1.0%
QVC-Germany	(10.5)%	(3.5)%	11.7%	7.1%
QVC-UK	2.4%	3.3%	4.5%	1.0%

In 2012, QVC-U.S. net revenue growth was primarily due to a 3.2% increase in ASP and an increase in shipping and handling revenue, partially offset by an increase in returns associated with the sales increase and change in product mix. QVC-U.S. shipped sales increased mainly due to growth in sales of home, beauty and apparel categories that were partially offset by a decline in electronics and jewelry products. Additionally, QVC-U.S. revenue growth in the fourth quarter of 2012 was adversely impacted by the effects of Hurricane Sandy. The Hurricane did not impact QVC's operations in West Chester, Pennsylvania, U.S. QVC-Japan primarily experienced growth in home, apparel and accessories categories, with the growth for the year also reflective of the earthquake and related events experienced in March 2011 as discussed below in greater detail. QVC-Germany primarily experienced declines in health and fitness, apparel and accessories categories, partially offset by an increase in sales of beauty products. QVC-U.K.'s growth was primarily the result of increased sales in the beauty category. QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.
In 2011, QVC-U.S. net revenue growth was primarily due to an 8.9% increase in ASP offset by a 4.2% decrease in units sold. QVC-U.S. shipped sales increased mainly due to growth in sales of electronics, home and accessories product categories, which were offset by a decline in jewelry sales. QVC-Japan experienced growth in apparel, but was negatively affected by decreases in net revenue related to beauty and jewelry products. The increase in net revenue in QVC-Germany compared to prior year was mainly due to growth in home, jewelry and apparel. QVC-U.K.'s growth was the result of increased sales in home and apparel that was offset by softness in sales in the jewelry category. QVC-Italy sales consisted primarily of home, beauty, jewelry and apparel products. QVC-Italy's net revenue growth was also positively impacted by a 2.9% decline in returns.
On March 11, 2011, there was a significant earthquake in Japan. As a result, QVC-Japan was off-air for 12 days and experienced an interruption of its business. The QVC-Japan facilities suffered moderate damage. QVC-Japan returned on-air and resumed operations on March 23, 2011. The earthquake and related events impacted the year-to-date December 31, 2011 results; however, QVC-Japan still experienced an increase in 2011 year-to-date sales results as compared to the prior year.
QVC's gross profit percentage was 36.4%, 36.2% and 35.9% for the three years ended December 31, 2012, 2011 and 2010, respectively. The increase in gross profit percentage in 2012 was primarily due to a favorable net shipping and handling position including warehouse productivity in the U.S.; improved leverage of warehouse costs in Japan and warehouse productivity, including the positive impact of lowers returns processing, in Germany. The increase in gross profit percentage in 2011 was primarily due to warehouse and freight efficiencies as a result of fewer packages shipped in the U.S.
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $29 million or 3.9% and increased $43 million or 6.1% for the years ended December 31, 2012 and 2011, respectively.
The decrease in 2012 was primarily due to a $23 million decrease in credit card processing fees and a $10 million effect of exchange rates. In regards to the decrease in credit card processing fees, on October 22, 2012, QVC-U.S. reached a favorable $20 million net legal settlement regarding credit card fees, which was recorded as a reduction of operating expenses in the fourth quarter of 2012. The decrease in credit card processing fees was also due to a change in U.S. legislation associated with customer debit card purchases resulting in lower fees charged to merchants. These decreases were partially offset by a $5 million increase in programming and production expenses primarily in the U.S., and to a lesser extent, Japan and Italy.

The increase in 2011 was primarily due to a $19 million effect of exchange rates, growth of $9 million related to QVC-Italy operations, an increase of $10 million in commissions expense primarily due increased fixed fee payments in the U.K. and Japan and an increase of $6 million in programming and production expenses primarily in the U.S., and to a lesser extent, Germany.
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $41 million, and as a percent of net revenue, from 6.2% to 6.5% for the year ended December 31, 2012 and increased $84 million, and as a percent of net revenue, from 5.5% to 6.2% for the year ended December 31, 2011 as a result of a variety of factors.
The increase in 2012 was primarily related to a $31 million increase in personnel expenses, a $9 million increase in marketing expenses, an $8 million increase in bad debt expense and a $6 million increase in rent expense. These increases were partially offset by a $9 million effect of exchange rates and a $7 million increase in credit card income. The increases in personnel expenses were primarily due to merit, benefits and bonus increases primarily in the U.S. and Japan. The increase in marketing expenses was primarily due to QVC-U.S. internet and social media campaigns and a renewal of marketing efforts at QVC-Japan as a result of the earthquake and related events experienced in 2011. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany and the U.K.) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. The increase in rent costs was primarily due to duplicate running costs at QVC-U.K. associated with the transition to its new headquarters including a lease cancellation accrual. The increase in credit card income was primarily due to a higher average portfolio balance in the U.S.
The increase in 2011 was primarily due to U.S. net credit card operations income that decreased $33 million primarily due to the amended agreement with GE Capital Retail Bank, QVC-Italy's SG&A expenses that increased $11 million and an $11 million impact of exchange rates. The remainder of QVC's SG&A expense variance was primarily in the U.S. as the result of increased online marketing expenses of $16 million, increased outside services of $8 million and increased software maintenance expense of $3 million, offset by a decrease in bad debt expense of $11 million. The increase in outside services for the year ended December 31, 2011 was due primarily to legal services related to (i) the defense of certain alleged patent infringement matters and (ii) the prosecution and defense of certain other intellectual property claims. Further, personnel expenses increased by $9 million primarily in Japan and Germany and there was an increase of $2 million in charitable contributions related to Japan relief efforts.

Depreciation and amortization consist of the following:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Affiliate agreements	$151	152	152
Customer relationships	172	173	173
Purchase accounting related amortization	323	325	325
Property, plant and equipment	126	135	128
Software amortization	62	95	51
Channel placement amortization and related expenses	15	19	19
Total depreciation and amortization	$526	574	523
During the fourth quarter of 2011, QVC determined that certain capitalized customer relationship management (“CRM”) software did not meet service-level expectations and desired functionality. As a result, QVC recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the condensed consolidated statements of operations.
E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the E-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the E-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.

Revenue increased $154 million and $223 million for the years ended December 31, 2012 and 2011 as compared to the corresponding prior year periods, respectively. Such increases were the result of increased marketing efforts driving additional traffic, greater conversion resulting from investments in site optimization, broader inventory offerings and a lift in sales from discounted pricing of seasonal inventory.
Adjusted OIBDA for the E-commerce businesses decreased $27 million and increased $20 million for the years ended December 31, 2012 and 2011, respectively, representing 6% of revenue in 2012, as compared to 9% in 2011 and 2010. The decrease in Adjusted OIBDA for the year ended December 31, 2012 was the result of increased spending in paid search as a percentage of revenue, increased promotional activity and product discounting to move seasonal inventory, which impacted gross margins, and lower advertising revenue due to unfavorable pricing and a shift to mobile applications. Additionally, for the year ended December 31, 2012 the E-commerce companies recorded legal settlements ($6 million), additional inventory reserves ($4 million) and retention compensation of certain key personnel at one E-commerce subsidiary ($5 million).
Operating income (loss) was lower by $136 million for the year ended December 31, 2012, as compared to the prior year, due primarily to an impairment of goodwill and other intangibles at Celebrate and Evite as a result of continued declining operating results and disappointing trends during 2012. Additionally, the above discussion, pertaining to Adjusted OIBDA, contributed to the decrease in operating income (loss) results as well as increased stock compensation, due to lower compensation expense in the prior year caused by downward valuations, for the year ended December 31, 2012.
TripAdvisor, Inc. The consolidated results of TripAdvisor were not significant for the year ended December 31, 2012 but will be more significant in 2013. Our ownership interest in TripAdvisor is only 22% but Liberty's results in future periods will include the consolidated results of TripAdvisor, Inc with 78% of the TripAdvisor's net income (loss) being eliminated through the noncontrolling interest line item. TripAdvisor's revenue, Adjusted OIBDA and operating income for the last three years were as follows:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Revenue	$763	637	485
Adjusted OIBDA	$352	323	261
Operating income	$296	273	226
A portion ($204 million, $211 million and $171 million for the years ended December 31, 2012, 2011 and 2010, respectively) of TripAdvisor's revenue was related-party revenue with Expedia, Inc. (TripAdvisor's former parent), which we account for as an equity method affiliate.
Revenue growth in 2012 and 2011 was primarily the result of increased traffic and click-based advertising that was delivered to TripAdvisor partners. Adjusted OIBDA as a percentage of revenue has been decreasing over the periods presented due to investments in technology, increased spending in paid search, increased social media spending and increased spending in general and administrative costs as a result of the separate public company structure.
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2012, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group
QVC	$903	1.9%	$2,586	6.8%
Corporate and other	$39	3.0%	$1,032	7.7%
Ventures Group
TripAdvisor	$412	2.3%	$—	NA
Coporate and other	$—	NA	$2,852	3.4%
In addition, QVC has entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1,750 million and seven forward interest rate swap arrangements with an aggregate notional amount of $1,350 million. Such arrangements provided for payments that began in March 2011 and will extend to March 2013. On the notional amount of $1,750 million, QVC makes fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR (0.31% at December 31, 2012). On the notional amounts of $1,350 million, QVC will make variable payments at 3 month LIBOR (0.31% at December 31, 2012) and receive fixed payments at rates ranging from 0.57% to 0.95%.
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
At December 31, 2012, the fair value of our AFS equity securities was $1,815 million. Had the market price of such securities been 10% lower at December 31, 2012, the aggregate value of such securities would have been $182 million lower. Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.
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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Interactive Corporation are filed under this Item, beginning on Page II-24. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
See page II-22 for Management's Report on Internal Control Over Financial Reporting.
See page II-23 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty Interactive Corporation's (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a - 15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2012, its internal control over financial reporting is effective. The Company's assessment of internal control over financial reporting did not include the internal control of TripAdvisor, Inc., which the Company acquired in the fourth quarter of 2012. The amount of total assets and revenue of TripAdvisor, Inc. included in our consolidated financial statements as of and for the year ended December 31, 2012 was $7.4 billion and $36 million, respectively.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-23 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Interactive Corporation:

We have audited Liberty Interactive Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Interactive Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Liberty Interactive Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired TripAdvisor, Inc. during 2012, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, TripAdvisor, Inc.'s internal control over financial reporting associated with total assets of $7.4 billion and total revenues of $36 million included in the consolidated financial statements of Liberty Interactive Corporation and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Liberty Interactive Corporation also excluded an evaluation of internal control over financial reporting of TripAdvisor, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Interactive Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Denver, Colorado
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Interactive Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Interactive Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Interactive Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 27, 2013

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2012 and 2011

	2012	2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,660	847
Trade and other receivables, net	1,201	1,054
Inventory, net	1,106	1,071
Other current assets	291	148
Total current assets	5,258	3,120
Investments in available-for-sale securities and other cost investments (note 7)	1,819	1,168
Investments in affiliates, accounted for using the equity method (note 8)	851	1,135

Property and equipment, at cost	2,170	2,002
Accumulated depreciation	(935)	(869)
	1,235	1,133
Intangible assets not subject to amortization (note 9):
Goodwill	9,556	5,978
Trademarks	4,324	2,518
	13,880	8,496
Intangible assets subject to amortization, net (note 9)	3,117	2,209
Other assets, at cost, net of accumulated amortization	95	78
Total assets	$26,255	17,339

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Continued) December 31, 2012 and 2011

	2012	2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$719	599
Accrued liabilities	918	801
Current portion of debt (note 10)	1,638	1,189
Deferred income tax liabilities (note 11)	912	851
Other current liabilities	302	128
Total current liabilities	4,489	3,568
Long-term debt, including $2,930 million and $2,443 million measured at fair value (note 10)	6,246	4,850
Deferred income tax liabilities (note 11)	3,209	2,046
Other liabilities	260	248
Total liabilities	14,204	10,712
Equity
Stockholders' equity (note 12):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 516,009,627 shares at December 31, 2012 and 549,361,673 shares at December 31, 2011	5	6
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,942,403 shares at December 31, 2012 and 28,989,160 shares at December 31, 2011	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 35,355,434 shares at December 31, 2012 and zero shares at December 31, 2011	—	—
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 1,446,916 shares at December 31, 2012 and zero shares at December 31, 2011	—	—
Additional paid-in capital	2,225	2,681
Accumulated other comprehensive earnings, net of taxes	148	152
Retained earnings	5,184	3,654
Total stockholders' equity	7,562	6,493
Noncontrolling interests in equity of subsidiaries	4,489	134
Total equity	12,051	6,627
Commitments and contingencies (note 17)
Total liabilities and equity	$26,255	17,339

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Statements Of Operations Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	amounts in millions, except per share amounts
Net retail sales	$10,054	9,616	8,932
Cost of sales (exclusive of depreciation shown separately below)	6,396	6,114	5,705
Gross profit	3,658	3,502	3,227
Operating costs and expenses:
Operating	840	866	799
Selling, general and administrative, including stock-based compensation (note 3)	1,009	862	749
Depreciation and amortization	609	641	571
Impairment of intangible assets	92	—	—
	2,550	2,369	2,119
Operating income	1,108	1,133	1,108
Other income (expense):
Interest expense	(432)	(427)	(626)
Share of earnings (losses) of affiliates, net (note 8)	85	140	112
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(351)	84	62
Gains (losses) on transactions, net (note 1 and 8)	1,531	—	355
Other, net	44	9	(47)
	877	(194)	(144)
Earnings (loss) from continuing operations before income taxes	1,985	939	964
Income tax (expense) benefit (note 11)	(394)	(352)	(128)
Earnings (loss) from continuing operations	1,591	587	836
Earnings (loss) from discontinued operations, net of taxes (note 5)	—	378	1,101
Net earnings (loss)	1,591	965	1,937
Less net earnings (loss) attributable to the noncontrolling interests	61	53	45
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$1,530	912	1,892
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	211	815
Liberty Starz common stock	NA	177	206
Liberty Interactive Corporation common stock	294	524	871
Liberty Interactive common stock	212	NA	NA
Liberty Ventures common stock	1,024	NA	NA
	$1,530	912	1,892

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Statements Of Operations (Continued) Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	0.12	0.31
Series A and Series B Liberty Starz common stock	NA	—	—
Series A and Series B Liberty Interactive Corporation common stock	$0.53	0.88	1.28
Series A and Series B Liberty Interactive common stock	$0.39	NA	NA
Series A and Series B Liberty Ventures common stock	$31.03	NA	NA
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	0.12	0.30
Series A and Series B Liberty Starz common stock	NA	—	—
Series A and Series B Liberty Interactive Corporation common stock	$0.52	0.87	1.26
Series A and Series B Liberty Interactive common stock	$0.38	NA	NA
Series A and Series B Liberty Ventures common stock	$31.03	NA	NA
Basic net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	2.60	9.06
Series A and Series B Liberty Starz common stock	NA	3.47	4.12
Series A and Series B Liberty Interactive Corporation common stock	$0.53	0.88	1.46
Series A and Series B Liberty Interactive common stock	$0.39	NA	NA
Series A and Series B Liberty Ventures common stock	$31.03	NA	NA
Diluted net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	2.54	8.76
Series A and Series B Liberty Starz common stock	NA	3.34	3.96
Series A and Series B Liberty Interactive Corporation common stock	$0.52	0.87	1.44
Series A and Series B Liberty Interactive common stock	$0.38	NA	NA
Series A and Series B Liberty Ventures common stock	$31.03	NA	NA

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	amounts in millions
Net earnings (loss)	$1,591	965	1,937
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(22)	(11)	(37)
Unrealized holding gains (losses) arising during the period	—	—	41
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	—	(198)
Share of other comprehensive earnings (loss) of equity affiliates	—	(2)	7
Other	—	—	56
Other comprehensive earnings (loss) from discontinued operations	—	(26)	20
Other comprehensive earnings (loss)	(22)	(39)	(111)
Comprehensive earnings (loss)	1,569	926	1,826
Less comprehensive earnings (loss) attributable to the noncontrolling interests	43	57	60
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$1,526	869	1,766
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	189	834
Liberty Starz common stock	NA	173	206
Liberty Interactive Corporation common stock	$277	507	726
Liberty Interactive common stock	222	NA	NA
Liberty Ventures common stock	1,027	NA	NA
	$1,526	869	1,766

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	amounts in millions (See note 4)
Cash flows from operating activities:
Net earnings (loss)	$1,591	965	1,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(378)	(1,101)
Depreciation and amortization	609	641	571
Stock-based compensation	91	49	67
Cash payments for stock-based compensation	(12)	(3)	(20)
Excess tax benefit from stock-based compensation	(64)	(19)	(86)
Noncash interest expense	9	9	90
Share of (earnings) losses of affiliates, net	(85)	(140)	(112)
Cash receipts from returns on equity investments	45	22	21
Realized and unrealized (gains) losses on financial instruments, net	351	(84)	(62)
(Gains) losses on transactions, net	(1,531)	—	(355)
Impairment of intangible assets	92	—	—
Deferred income tax expense (benefit)	13	44	(62)
Other noncash charges (credits), net	(30)	(5)	22
Changes in operating assets and liabilities
Current and other assets	(70)	(174)	247
Payables and other liabilities	423	(27)	46
Net cash provided (used) by operating activities	1,432	900	1,203
Cash flows from investing activities:
Cash proceeds from dispositions	1,030	—	459
Proceeds (payments) from settlement of financial instruments, net	(258)	—	(28)
Investment in and loans to cost and equity investees	(236)	(65)	—
Cash received in exchange transaction	—	—	218
Capital expended for property and equipment	(339)	(312)	(258)
Net sales (purchases) of short term investments	(30)	(46)	—
Other investing activities, net	(14)	(14)	(47)
Net cash provided (used) by investing activities	153	(437)	344
Cash flows from financing activities:
Borrowings of debt	2,316	383	2,974
Repayments of debt	(1,512)	(899)	(4,791)
Repurchases of Liberty Interactive common stock	(815)	(366)	—
Proceeds from rights offering	328	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(128)	(5)	—
Excess tax benefit from stock-based compensation	64	19	86
Other financing activities, net	(5)	(48)	(83)
Net cash provided (used) by financing activities	248	(916)	(1,814)
Effect of foreign currency exchange rates on cash	(20)	(4)	14
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	304	88
Cash provided (used) by investing activities	—	(104)	7
Cash provided (used) by financing activities	—	(264)	(1,498)
Change in available cash held by discontinued operations	—	15	1,054
Net cash provided (used) by discontinued operations	—	(49)	(349)
Net increase (decrease) in cash and cash equivalents	1,813	(506)	(602)
Cash and cash equivalents at beginning of period	847	1,353	1,955
Cash and cash equivalents at end of period	$2,660	847	1,353

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity
Years ended December 31, 2012, 2011 and 2010

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive		Liberty Ventures
											Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2010	$—	1	—	—	—	6	—	—	—	8,900	352	850	129	10,238
Net earnings	—	—	—	—	—	—	—	—	—	—	—	1,892	45	1,937
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(126)	—	15	(111)
Stock compensation	—	—	—	—	—	—	—	—	—	62	—	—	—	62
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	86	—	—	—	86
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	34	—	—	—	34
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(714)	—	—	—	(714)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Other	—	—	—	—	—	—	—	—	—	10	—	—	4	14
Balance at December 31, 2010	—	1	—	—	—	6	—	—	—	8,338	226	2,742	129	11,442
Net earnings	—	—	—	—	—	—	—	—	—	—	—	912	53	965
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(43)	—	4	(39)
Stock compensation	—	—	—	—	—	—	—	—	—	58	—	—	—	58
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	19	—	—	—	19
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	17	—	—	—	17
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(366)	—	—	—	(366)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(213)	—	—	—	(213)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16)	—	—	(51)	(67)
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	—	—	(100)	—	—	(6)	(106)

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity (continued)
Years ended December 31, 2012, 2011 and 2010

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive		Liberty Ventures
											Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Distribution to stockholders for split-off of Liberty Media Corporation (note 4)	—	(1)	—	—	—	—	—	—	—	(5,110)	(31)	—	5	(5,137)
Transfer of tax attributes from Liberty Media	—	—	—	—	—	—	—	—	—	59	—	—	—	59
Balance at December 31, 2011	$—	—	—	—	—	6	—	—	—	2,681	152	3,654	134	6,627
Net earnings	—	—	—	—	—	—	—	—	—	—	—	1,530	61	1,591
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(4)	—	(18)	(22)
Stock compensation	—	—	—	—	—	—	—	—	—	76	—	—	—	76
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	(128)	—	—	—	(128)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	28	—	—	—	28
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(1)	—	—	—	(814)	—	—	—	(815)
Series A Liberty Ventures stock issued for rights offering	—	—	—	—	—	—	—	—	—	328	—	—	—	328
Noncontrolling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	4,341	4,341
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)
Balance at December 31, 2012	$—	—	—	—	—	5	—	—	—	2,225	148	5,184	4,489	12,051

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor we applied the applicable purchase accounting guidance and recorded a gain on the acquisition of $800 million on our ownership interest held prior to the transaction, recognized in the gain (loss) on transactions, net line in the consolidated statements of operations. The fair value of our ownership interest previously held and the fair value of the noncontrolling interest was determined based on the trading price of TripAdvisor common shares on the last trading day prior to our transaction. Additionally, the noncontrolling interest includes the fair value of TripAdvisor's fully vested options outstanding at the date of acquisition. Following the transaction date TripAdvisor is a consolidated subsidiary with a 78% noncontrolling interest accounted for in equity and the consolidated statements of operations.

Initial purchase price allocation for TripAdvisor is as follows (amounts in millions):

Fair value of ownerhsip interest held prior to transaction	$1,004
Controlling interest acquired	300
Noncontrolling interest	4,341
$5,645

Cash and cash equivalents	$411
Receivables	116
Other assets	233
Goodwill	3,649
Tradenames	1,800
Intangible assets subject to amortization	1,195
Debt	(417)
Other liabilities assumed	(151)
Deferred tax liabilities	(1,191)
$5,645

The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for TripAdvisor as the transaction was completed so close to December 31, 2012. The primary balances still subject to analysis are the goodwill, tradenames and other intangibles subject to amortization.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The Pro Forma summarized unaudited balance sheets and statements of operation of Liberty were prepared utilizing the historical financial statements of TripAdvisor, giving effect to purchase accounting related adjustments made at the time of acquisition and excluding the impact of the gain, as if the transaction discussed above occurred for the Balance Sheet data as of such date and for the Statement of Operations data as if it had occurred on January 1, 2010, are as follows:
Summary Balance Sheet Data:

December 31, 2011
amounts in millions (unaudited)
Current assets	3,398
Investments in equity method affiliates	951
Intangibles not subject to amortization	13,945
Intangibles subject to amortization	3,404
Other assets	2,426
Total assets	24,124
Long-term debt	5,230
Other liabilities	7,211
Noncontrolling interests in equity of subsidiaries	4,479
Equity	7,204
Summary Operations Data:

	Years ended December 31,
	2012	2011	2010
	amounts in millions (unaudited)
Revenue	$10,781	10,253	9,417
Operating income (loss)	$1,230	1,177	1,055
Income tax (expense) benefit	$(415)	(359)	(107)
Net earnings (loss) from continuing operations	$877	623	802
Less earnings (loss) attributable to the noncontrolling interests	$126	81	18
Net Earnings (loss) from continuing operations attributable to Liberty shareholders:
Liberty Capital common stock	NA	10	28
Liberty Starz common stock	NA	—	—
Liberty Interactive Corporation common stock	$304	532	756
Liberty Interactive common stock	$212	NA	NA
Liberty Ventures common stock	$235	NA	NA
	$751	542	784

Pro Forma basic net earnings (loss) attributable to Liberty shareholders per common share (note 3):
Liberty Capital common stock	NA	0.12	0.31
Liberty Starz common stock	NA	—	—
Liberty Interactive Corporation common stock	$0.54	0.89	1.27
Liberty Interactive common stock	$0.39	NA	NA
Liberty Ventures common stock	$7.12	NA	NA

Pro Forma diluted net earnings (loss) attributable to Liberty shareholders per common share (note 3):
Liberty Capital common stock	NA	0.12	0.30
Liberty Starz common stock	NA	—	—
Liberty Interactive Corporation common stock	$0.54	0.88	1.25
Liberty Interactive common stock	$0.38	NA	NA
Liberty Ventures common stock	$7.12	NA	NA

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

This Pro Forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as if the transaction had happened previously and Liberty controlled TripAdvisor during the periods presented.

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
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Interactive common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the Interactive Group and Ventures Group, respectively. While the Interactive Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $1,961 million (at December 31, 2012). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and E-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as our interest in HSN, Inc. including cash of approximately $699 million (at December 31, 2012), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Receivables
Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $79 million and $80 million at December 31, 2012 and 2011, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Acquisitions	write-offs	year
	amounts in millions
2012	$80	75	5	(81)	79
2011	$67	68	—	(55)	80
2010	$81	79	—	(93)	67

Inventory
Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method. Inventory is stated net of inventory obsolescence reserves of $97 million and $93 million for the years ended December 31, 2012 and 2011, respectively.

Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $1,716 million and $1,165 million as of December 31, 2012 and 2011, respectively.

Other investments in which the Company's ownership interest is less than 20% and that are not considered marketable securities are carried at cost.

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

Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the other, net line item.

The Company continually reviews its equity investments and its AFS securities which are not Fair Value Option Securities to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Fair Value Option Securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments would be included in share of earnings (losses) of affiliates.

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

The fair value of the Company's equity collars and other similar derivative instruments were estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period in which equity collars are outstanding, based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables.

Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
	amounts in millions
Land	$100	105
Buildings and improvements	909	844
Support equipment	948	897
Projects in progress	213	156
Total property and equipment	$2,170	2,002

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 8 to 40 years for buildings and improvements.

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

The Company performs at least annually an impairment analysis of goodwill and other intangibles. The Company adopted the accounting guidance, in the prior and current year, relating to the annual assessments of recoverability of goodwill and other intangibles and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. The accounting guidance adopted was issued to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there was any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the current year and prior year for other purposes.
If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

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

Noncontrolling Interests
The Company reports noncontrolling interests of subsidiaries within equity in the balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statement of operations. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.

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

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

Revenue Recognition
Revenue is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2012, 2011 and 2010 aggregated $2,041 million, $1,966 million and $1,792 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

Cost of Sales
Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Advertising Costs
Advertising costs generally are expensed as incurred. Advertising expense aggregated $271 million, $242 million and $197 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation
As more fully described in note 13, the Company has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights ("SARs") to purchase shares of Liberty Interactive and/or Liberty Ventures common stock ("Liberty common stock") (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2012	$91
December 31, 2011	$49
December 31, 2010	$67

As of December 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $170 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

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

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Earnings (loss) from continuing operations	$1,530	534	788
Earnings (loss) from discontinued operations	—	378	1,104
	$1,530	912	1,892
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
December 31, 2012, 2011 and 2010

Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding ("WASO"). As discussed in more detail in note 5, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, the amounts presented below are through the LMC Split-Off date.

	Year ended	Year ended
	December 31, 2011	December 31, 2010
	numbers of shares in millions
Basic WASO	81	90
Stock options	2	3
Diluted WASO	83	93
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding. As discussed in more detail in note 5, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, the amounts presented below for December 31, 2011 are through the LMC Split-Off date.

	Year ended	Year ended
	December 31, 2011	December 31, 2010
	number of shares in millions
Basic WASO	51	50
Stock options	2	2
Diluted WASO	53	52
Series A and Series B Liberty Interactive Corporation Common Stock
The basic and diluted EPS calculation for Liberty Interactive Corporation prior to the recapitalization is based on the following weighted average outstanding shares. Excluded from diluted EPS, for the period prior to the recapitalization, are 6 million potential common shares because their inclusion would be antidilutive.

	January 1, 2012	Year ended	Year ended
	through August 9, 2012	December 31, 2011	December 31, 2010
	number of shares in millions
Basic WASO	559	595	596
Stock options	9	7	9
Diluted WASO	568	602	605
Series A and Series B Liberty Interactive Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of current Liberty Interactive Corporation common stock became a holder of the same number of Liberty Interactive common stock. EPS for the period from the recapitalization through December 31, 2012, are based on the following weighted average outstanding shares. Excluded from diluted EPS for the year ended December 31, 2012 are 3 million potential common shares because their inclusion would be antidilutive.

Year ended
December 31, 2012
number of shares in millions
Basic WASO	541
Stock options	10
Diluted WASO	551

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Series A and Series B Liberty Ventures Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock. Additionally, as part of the recapitalization Liberty distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Ventures common stock, see further discussion in note 11. The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding. EPS for the period from the recapitalization through December 31, 2012, are based on the following weighted average outstanding shares. Excluded from diluted EPS for the year ended December 31, 2012 are 1 million potential common shares because their inclusion would be antidilutive.

Year ended
December 31, 2012
number of shares in millions
Basic WASO	33
Stock options	—
Diluted WASO	33
Reclasses and adjustments
Certain prior period amounts have been reclassified for comparability with the current year presentation. Additionally, the Company added cash flow statement line items (Excess tax benefit from stock-based compensation and Taxes paid in lieu of shares issued for stock-based compensation) to reflect certain tax impacts from option exercises for the current and prior year periods presented.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) recurring and non-recurring fair value measurements, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) estimates of retail-related adjustments and allowances to be its most significant estimates.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$362	3	6
Intangibles not subject to amortization	5,494	10	23
Intangibles subject to amortization	1,235	3	10
Net liabilities assumed	(587)	(3)	(1)
Deferred tax assets (liabilities)	(1,199)	1	(5)
Other	12	—	—
Fair value of previously held ownership interest	(1,004)	—	—
Noncontrolling interest	(4,341)	—	—
Cash paid for acquisitions, net of cash (acquired)	$(28)	14	33

Available-for-sale securities exchanged for consolidated subsidiaries	$—	—	368

Cash paid for interest	$411	426	529

Cash paid for income taxes	$151	370	301

(5)	Discontinued Operations
Split-Off of Liberty Media Corporation
Prior to the LMC Split-Off (as defined below), Liberty's equity was structured into three separate tracking stocks. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty had three tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group. These attributed businesses, assets and liabilities were not separate legal entities and therefore no group could own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors.
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
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program. The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC in the LMC Split-Off. Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position. Pursuant to the Services Agreement,

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

LMC will provide Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters. Under theses various agreements approximately $12 million and $2 million of these allocated expenses were reimbursable from Liberty to LMC for the years ended December 31, 2012 and 2011 (since the LMC Split-Off date), respectively.
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
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows:

	Years ended December 31,
	2011	2010
	amounts in millions
Revenue	$2,008	2,050
Earnings (loss) before income taxes	$628	594
Earnings per share impact of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
	2011	2010
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$2.48	8.74
Series A and Series B Liberty Starz common stock	$3.47	4.12
Series A and Series B Liberty Interactive common stock	$—	0.19
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$2.42	8.46
Series A and Series B Liberty Starz common stock	$3.34	3.96
Series A and Series B Liberty Interactive common stock	$—	0.18
Certain assets and liabilities not owned by Liberty Interactive at the time of the LMC Split-Off were attributed to the Liberty Interactive tracking stock in prior periods and certain assets and liabilities not owned by LMC at the time of the LMC Split-Off were attributed to the Liberty Capital tracking stock in prior periods. These assets and liabilities, and their resulting impacts on the attributed statement of operations, were either included or excluded from discontinued operations based on which entity owned the assets at time of the LMC Split-Off. This results in Liberty Interactive common stock participating in the discontinued operations for the amount attributable to Liberty Interactive common stock for those assets and liabilities it did not own at the time of the LMC Split-Off, in periods prior to the LMC Split-Off. Additionally, certain prior period EPS calculations for Liberty Capital common stock include continuing operations due to the attribution of certain debt and equity instruments in those periods to the Liberty Capital group that remained with Liberty after the LMC Split-Off as a result of the change in attribution of those assets and liabilities prior to the LMC Split-Off.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(6) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.
The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2012			December 31, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$2,316	2,305	11	694	694	—
Available-for-sale securities	$1,815	1,668	147	1,165	1,165	—
Debt	$2,930	—	2,930	2,443	—	2,443
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.
During the year ended December 31, 2012 we recorded $92 million in goodwill and other intangibles impairments for two of our E-commerce companies (Celebrate and Evite). Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for these subsidiaries. Fair value for these subsidiaries, including the related intangibles and goodwill, were determined using the respective Company's projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Non-strategic Securities	$470	55	202
Exchangeable senior debentures	(602)	(46)	(257)
Other financial instruments	(219)	75	117
	$(351)	84	62

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(7) Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.
Investments in AFS securities, the entirety of which are considered Fair Value Option Securities excluding the TripAdvisor AFS securities, and other cost investments are summarized as follows:

	December 31, 2012	December 31, 2011
	amounts in millions
Interactive Group
Other cost investments	$4	3
Total attributed Interactive Group	$4	3
Ventures Group
Time Warner Inc.	$1,042	787
Time Warner Cable Inc.	531	348
AOL, Inc.	59	30
Other AFS investments	84	—
TripAdvisor AFS Securities	99	—
Total attributed Ventures Group	1,815	1,165
Consolidated Liberty	$1,819	1,168

(8) Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2012 and the carrying amount at December 31, 2011:

	December 31, 2012			December 31, 2011
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN	37%	$1,102	$242	217
Other	various	N/A	$62	13
Total Interactive Group			$304	230
Ventures Group
Expedia (1)(2)(3)	17%	$1,389	$431	621
TripAdvisor (1)(4)	N/A	N/A	N/A	184
Other	various	N/A	116	100
Total Ventures Group			547	905
Consolidated Liberty			$851	1,135

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Interactive Group
HSN	$40	38	31
Other	(12)	(15)	(23)
Total Interactive Group	28	23	8
Ventures Group
Expedia, Inc. (1)(2)(3)	67	119	103
TripAdvisor (1)(4)	38	—	—
Other	(48)	(2)	1
Total Ventures Group	57	117	104
Consolidated Liberty	$85	140	112

(1)
During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata split-off of TripAdvisor, a wholly owned subsidiary. Therefore, the Company had a 26% ownership interest in each of Expedia, Inc. and TripAdvisor as of December 31, 2011.

(2)
Liberty entered into a forward sales contract on 12 million shares of Expedia common stock in March 2012 at a per share forward price of $34.316. The forward contract was settled in October 2012 for total cash proceeds of $412 million and the 12 million shares of Expedia common stock, previously held as collateral, were released to the counterparty. In the fourth quarter when the forward contract settled, the difference between the fair value of the Expedia shares and the carrying value of the shares ($443 million) was recognized in the gain (loss) on transactions, net line item in the statement of operations.

(3)	During the years ended December 31, 2012 and 2011, Expedia, Inc. paid dividends aggregating $23 million and $19 million, respectively, which were recorded as reductions to the investment balance.

(4)
In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on transactions, net, based on the average cost, in the statement of operations. On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor, see note 1 for additional details of the fourth quarter transaction with TripAdvisor.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	amounts in millions
Current assets	$2,615	2,275
Property and equipment, net	409	320
Goodwill	3,016	2,877
Intangible assets	821	744
Other assets	224	289
Total assets	$7,085	6,505
Current liabilities	$2,982	2,553
Deferred income taxes	324	280
Long-term debt	1,249	1,249
Other liabilities	141	118
Noncontrolling interest	109	105
Equity	2,280	2,200
Total liabilities and equity	$7,085	6,505
Expedia Consolidated Statements of Operations

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Revenue	$4,030	3,449	3,034
Cost of revenue	(899)	(761)	(685)
Gross profit	3,131	2,688	2,349
Selling, general and administrative expenses	(2,551)	(2,186)	(1,825)
Amortization	(32)	(22)	(23)
Restructuring charges and other	(116)	—	—
Operating income	432	480	501
Interest expense	(88)	(91)	(66)
Other income (expense), net	6	13	(10)
Income tax (expense) benefit	(47)	(76)	(120)
Income (loss) from continuing operations	303	326	305
Discontinued operations, net of tax	(23)	148	120
Net earnings (loss)	280	474	425
Less net earnings (loss) attributable to noncontrolling interests	—	(2)	(4)
Net earnings (loss) attributable to Expedia, Inc.	$280	472	421

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(9) Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2011	$5,363	620	—	5,983
Acquisitions		4	—	4
Foreign currency translation adjustments	(9)	—	—	(9)
Balance at December 31, 2011	$5,354	624	—	5,978
Foreign currency translation adjustments	(26)	—	—	(26)
Acquisitions	21	19	3,649	3,689
Impairments	—	(82)	—	(82)
Other	—	(3)	—	(3)
Balance at December 31, 2012	$5,349	558	3,649	9,556

Goodwill recognized from acquisitions primarily relate to assembled workforces, website community and other intangible assets that do not qualify for separate recognition. As of December 31, 2012 accumulated impairment losses for the E-commerce companies was $138 million.

As presented in the accompanying consolidated balance sheet trademarks is the other significant indefinite lived intangible asset. During the year ended December 31, 2012, Liberty acquired a controlling interest in TripAdvisor, see note 1 for additional details on the acquisition, which through the application of purchase accounting increased the trademarks balance by $1,800 million.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$2,326	(1,554)	772	2,305	(1,391)	914
Customer relationships	3,608	(1,747)	1,861	2,618	(1,535)	1,083
Other	943	(459)	484	600	(388)	212
Total	$6,877	(3,760)	3,117	5,523	(3,314)	2,209

Additions to intangible assets subject to amortization were the result of the acquistion of TripAdvisor, see note 1 for additional details on the acquisition. The weighted average life of these amortizable intangible assets acquired is approximately 9 years. However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Amortization expense for intangible assets with finite useful lives was $462 million, $490 million and $426 million for the years ended December 31, 2012, 2011 and 2010, respectively. Based on its amortizable intangible assets as of December 31, 2012, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2013	$760
2014	$682
2015	$587
2016	$472
2017	$357
(10) Debt
Debt is summarized as follows:

	Outstanding principal December 31, 2012	Carrying value
		December 31, 2012	December 31, 2011
	amounts in millions
Interactive Group
Senior notes and debentures
5.7% Senior Notes due 2013	$241	240	308
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	504	501	501
QVC 7.125% Senior Secured Notes due 2017	500	500	500
QVC 7.5% Senior Secured Notes due 2019	1,000	988	986
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	—
QVC Bank Credit Facilities	903	903	434
Other subsidiary debt	125	125	82
Total Interactive Group	$4,560	4,542	3,596
Ventures Group
Exchangeable Senior Debentures
3.125% Exchangeable Senior Debentures due 2023	$1,138	1,639	1,275
4% Exchangeable Senior Debentures due 2029	469	311	258
3.75% Exchangeable Senior Debentures due 2030	460	297	235
3.5% Exchangeable Senior Debentures due 2031	371	292	341
3.25% Exchangeable Senior Debentures due 2031	414	391	334
TripAdvisor Debt Facilities	412	412	—
Total Ventures Group	$3,264	3,342	2,443
Total consolidated Liberty debt	$7,824	7,884	6,039
Less current maturities		(1,638)	(1,189)
Total long-term debt		$6,246	4,850

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
December 31, 2012, 2011 and 2010

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

Each $1,000 debenture of Liberty's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011. MMI was acquired on May 22, 2012 for $40 per share in cash. Pursuant to the indenture, the cash paid to shareholders in the MMI acquisition was to be paid to the holders of the Motorola Exchangeables as an extraordinary distribution. Liberty made a cash payment of $184.096 per debenture in the second quarter of 2012 for a total payment of $111 million. The remaining exchange value is payable, at Liberty's option, in cash or MSI stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of a cash distribution made by Liberty in 2007, the cash disbursement discussed above and various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $619, as of December 31, 2012.

Each $1,000 debenture of Liberty's 3.25% Exchangeable Senior Debentures (the "Viacom Exchangeables") is exchangeable at the holder's option for the value of 9.2833 shares of Viacom Class B common stock and 9.2833 shares of CBS Corporation ("CBS") Class B common stock. Such exchange value is payable at Liberty's option in cash, Viacom and CBS stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest. Subsequent to December 31, 2012 the Company announced the redemption in full of all of its outstanding 3.25% Senior Exchangeable Debentures due 2031.
In connection with the redemption, Liberty has elected to terminate the right of debenture holders to exchange their debentures for the exchange market value of the reference shares attributable to the debentures. No further exchanges will be permitted. The redemption price for each outstanding debenture will be paid in cash, and will equal the sum of (1) the greater of (a) the adjusted principal amount of a debenture as of the Redemption Date (expected to be $1,000) and (b) 100% of the current market value of the reference shares attributable to a debenture (as determined pursuant to the indenture), (2) any accrued and unpaid interest on such debenture to the Redemption Date and (3) any final period distribution on such debenture.
Liberty has sold, split-off or otherwise disposed of all of its shares of Motorola, Viacom, CBS, Sprint and Century Link common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use owned shares to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that could be redeemed for cash as a current liability. Such amount aggregated $1,291 million at December 31, 2012. Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $6 million and $6 million at December 31, 2012 and 2011, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

In July 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under the QVC Bank Credit Facilities and for general corporate purposes.

During prior years, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par, $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par and QVC issued $1,000 million principal amount of QVC 7.50% Senior Secured Notes due 2019 at an issue price of 98.278% of par.
QVC Bank Credit Facilities
The QVC Bank Credit Facilities provide for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. QVC may elect that the loans extended under the revolving credit agreement bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the credit agreement, plus a margin of 0.50% to 3.00% depending on various factors, including leverage ratio. The facility is a multi-currency facility and there is no prepayment penalty. Availability under the QVC Bank Credit Facilities at December 31, 2012 was $1.1 billion. The $903 million outstanding principal matures in September 2015.
QVC was in compliance with all of its debt covenants at December 31, 2012.
QVC Interest Rate Swap Arrangements
During the third quarter of 2009, QVC entered into seven forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provided for payments that began in March 2011 and extend to March 2013. QVC makes fixed payments at rates ranging from 2.98% to 3.67% and receives variable payments at 3 month LIBOR (0.31% at December 31, 2012). During the year ended December 31, 2011 QVC entered into seven additional swap arrangements with an aggregate notional amount of $1.35 billion requiring QVC to make variable payments at 3 month LIBOR (0.31% at December 31, 2012) and receive fixed payments at rates ranging from 0.57% to 0.95%. These swap arrangements do not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps are reflected in realized and unrealized gains or losses on financial instruments in the accompanying consolidated statements of operations.
TripAdvisor Debt Facilities
TripAdvisor has in place a Credit Agreement, which provides $600 million of borrowing including the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.
The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on TripAdvisor's leverage ratio. TripAdvisor is required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 175 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 75 basis points, and undrawn amounts are currently subject to a commitment fee of 30 basis points.

As of December 31, 2012 TripAdvisor is using a one-month interest period Eurocurrency Spread which is approximately 2% per annum. Interest is currently payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal will be repayable in quarterly installments on the last day of each calendar quarter equal to 1.25% of the original principal amount, with $20 million paid during the year ended December 31, 2012. Principal payments will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

In addition to the borrowings under the Credit Agreement, TripAdvisor maintains Chinese credit facilities. As of December 31, 2012 TripAdvisor had approximately $32 million of short term borrowings outstanding.
Other Subsidiary Debt
Other subsidiary debt at December 31, 2012 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Five Year Maturities
The annual principal maturities of Liberty's debt, based on stated maturity dates except for Liberty's 3.25% Exchangeable debentures, for each of the next five years is as follows (amounts in millions):

2013	$737
2014	$59
2015	$962
2016	$310
2017	$543
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value, based on quoted prices of instruments but not considered to be active markets (level 2), of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2012	2011
Senior notes	$244	324
Senior debentures	$849	780
QVC senior secured notes	$2,723	2,202
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2012.

(11)	Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Current:
Federal	$(214)	(156)	(85)
State and local	(27)	(32)	6
Foreign	(140)	(120)	(111)
	$(381)	(308)	(190)
Deferred:
Federal	$(31)	(42)	27
State and local	11	(6)	21
Foreign	7	4	14
	(13)	(44)	62
Income tax benefit (expense)	$(394)	(352)	(128)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Computed expected tax benefit (expense)	$(695)	(329)	(339)
Nontaxable exchange of investments for subsidiary	—	—	112
Consolidation of previously held equity method affiliate	294	—	—
State and local income taxes, net of federal income taxes	(11)	(22)	18
Foreign taxes, net of foreign tax credits	5	(3)	48
Impairment of intangibles not deductible for tax purposes	(29)	—	—
Dividends received deductions	13	5	5
Alternative energy tax credits	48	3	—
Change in valuation allowance affecting tax expense	(8)	(15)	—
Nontaxable gains (losses) related to the Company's common stock	1	8	27
Other, net	(12)	1	1
Income tax benefit (expense)	$(394)	(352)	(128)

The tax benefit from the consolidation of a previously held equity method affiliate for the year ended December 31, 2012 is the result of the acquisition of a controlling interest in TripAdvisor in the fourth quarter of 2012. The Company recorded an $800 million dollar gain on the transaction, due to the application of purchase accounting, which was excluded from taxable income. In addition, the difference between the book basis and tax basis of TripAdvisor, as previously accounted for under the equity method, was relieved as a result of the transaction.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2012	2011
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$110	70
Foreign tax credit carryforwards	87	30
Accrued stock compensation	32	44
Other accrued liabilities	80	69
Deferred revenue	4	5
Other future deductible amounts	116	114
Deferred tax assets	429	332
Valuation allowance	(52)	(16)
Net deferred tax assets	377	316

Deferred tax liabilities:
Investments	492	190
Intangible assets	2,751	1,661
Discount on exchangeable debentures	890	978
Deferred gain on debt retirements	321	321
Other	44	63
Deferred tax liabilities	4,498	3,213
Net deferred tax liabilities	$4,121	2,897

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2012	2011
	amounts in millions
Current deferred tax liabilities	$912	851
Long-term deferred tax liabilities	3,209	2,046
Net deferred tax liabilities	$4,121	2,897

The Company's valuation allowance increased $36 million in 2012. Of the change in valuation allowance, $8 million affected tax expense, and the remainder of the change was due to purchase accounting for certain acquisitions made during the year ended December 31, 2012.

At December 31, 2012, Liberty had net operating losses (on a tax effected basis) and foreign tax credit carryforwards for income tax purposes aggregating approximately $110 million and $87 million, respectively, which, if not utilized to reduce domestic, state or foreign income tax liabilities in future periods, will expire as follows: $7 million in 2013; $30 million in 2015; $2 million in 2016; $7 million in 2017; and $151 million beyond 2020. These net operating losses and foreign tax credit carryforwards are expected to be utilized prior to expiration, except for $45 million and $7 million, respectively, which based on current projections of domestic, state and foreign income may expire unused.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2012	2011
	amounts in millions
Balance at beginning of year	$123	123
Additions based on tax positions related to the current year	12	13
Additions for tax positions of prior years	2	3
Reductions for tax positions of prior years	(4)	(5)
Acquisition of TripAdvisor	24	—
Lapse of statute and settlements	(11)	(11)
Balance at end of year	$146	123

As of December 31, 2012, the Company had recorded tax reserves of $146 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $93 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2012, the Company's 2001 through 2008 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2009 through 2010 tax years. The Company's tax loss carryforwards from its 2008 through 2010 tax years are still subject to adjustment. The Company's 2011 and 2012 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns. QVC is currently under audit in the UK, Germany and Japan. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $6 million.

As of December 31, 2012, the Company had recorded $23 million of accrued interest and penalties related to uncertain tax positions.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(12) Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2012, no shares of preferred stock were issued.

Common Stock

Series A Liberty Interactive and Liberty Ventures common stock has one vote per share, and Series B Liberty Interactive and Liberty Ventures common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.
As of December 31, 2012, Liberty reserved for issuance upon exercise of outstanding stock options approximately 33.8 million shares of Series A Liberty Interactive common stock and 0.4 million shares of Series B Liberty Interactive common stock. As of December 31, 2012, Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.2 million shares of Series A Liberty Ventures common stock and 22 thousand shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Ventures common stock there are 4 billion and 200 million shares of Series C Liberty Interactive and Ventures common stock authorized for issuance, respectively. As of December 31, 2012, no shares of any Series C Liberty Interactive and Ventures common stock were issued or outstanding.
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

During the year ended December 31, 2012 the Company repurchased 44,668,431 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $815 million.

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
As of December 31, 2012, put options with respect to 1 million shares of Series A Liberty Interactive common stock with a weighted average put price of $18.28 remained outstanding. Such put options expire in March 2013.
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
December 31, 2012, 2011 and 2010

(13)    Transactions with Officers and Directors

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

Chief Executive Officer Investment in Subsidiary

The CEO of Liberty has a less than 1% ownership interest in Lockerz, LLC, an equity method affiliate of Liberty, at December 31, 2012.

(14) Stock-Based Compensation
Liberty - Incentive Plans
 Pursuant to the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Plan"), and the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time (the "2007 Plan") the Company has granted to certain of its employees stock options and SARs (collectively, "Awards") to purchase shares of Liberty common stock. The 2000 Plan and 2007 Plan provide for Awards to be issued in respect of a maximum of 7.8 million shares and 7.3 million shares, respectively, of Liberty common stock. No additional grants may be made pursuant to these plans. On June 24, 2010, stockholders of the Company approved the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time (the "2010 Plan"). The 2010 Plan provides for Awards to be made in respect of a maximum of 42.9 million shares of Liberty common stock. Additionally, pursuant to the Liberty Interactive Corporation 2012 Incentive Plan (the "2012 Plan"), the Company may grant Awards to be made in respect of a maximum of 50 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The 2012 Plan was approved by our board of directors. We expect the shareholders of the Company to ratify such approval at our 2013 Annual Meeting of Shareholders.
Liberty - Grants
During the year ended December 31, 2012, Liberty granted, primarily to QVC employees, 3.4 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.44 per share. Liberty also granted 36 thousand options to purchase shares of Series A Liberty Ventures common stock. Such options had a weighted average grant-date fair value of $27.29 per share.
In connection with the Option Exchange (see below), Liberty granted 20.1 million and 905 thousand options to purchase shares of Series A Liberty Interactive common stock and Series A Liberty Ventures common stock, respectively. Such options had a weighted average grant-date fair value of $7.15 and $26.58 per share, respectively.
During the years ended December 31, 2011 and 2010 the Company granted approximately 6.2 million and 10.6 million options to purchase shares of Series A Liberty Interactive common stock, respectively. Such options had a weighted average grant-date fair value of $7.32 and $7.11 per share, respectively.
During the fourth quarter of 2012, the Company entered into a series of transactions with certain officers of Liberty and its subsidiaries, associated with certain outstanding stock options, in order to recognize tax deductions in the current year versus future years (the "Option Exchange"). On December 4, 2012 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of (i) each unvested in-the-money option to acquire shares of LINTA and (ii) each unvested in-the-money option to acquire shares of LVNTA, in each case, held by certain of its and its subsidiaries' officers (collectively, the “Eligible Optionholders”). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LINTA shares and LVNTA shares (the “Eligible Options”), and:

•
with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option is the closing price per LINTA or LVNTA share, as applicable, on The Nasdaq Global Select Market on the Grant Date;

•	and with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to the Company the shares of LINTA or LVNTA, as applicable, received upon exercise of such unvested Eligible Option on the Grant Date for cash equal to the closing price per LINTA or LVNTA share, as applicable, on The Nasdaq Global Select Market on the Grant Date;

◦
Each Eligible Optionholder used the proceeds of that sale to purchase from the Company, at that price, an equal number of restricted LINTA or LVNTA shares, as applicable, which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
the Company granted the Eligible Optionholder an unvested new option, with substantially the same terms and conditions as the exercised unvested Eligible Option, except that (a) the number of shares underlying the new option is equal to the number of shares underlying such exercised unvested Eligible Option less the number of restricted shares purchased from the Company as described above and (b) the exercise price of the new option is the closing price per LINTA or LVNTA share, as applicable, on The Nasdaq Global Select Market on the Grant Date.

This Option Exchange was considered a modification under ASC 718 - Stock Compensation, with the following impacts on compensation expense. The unamortized value of the unvested Eligible Options that were exercised, which was $55 million and $7 million for LINTA and LVNTA, respectively, will be expensed over the vesting periods of the restricted shares attributable to the exercise of those options. The grant of new vested options resulted in incremental compensation expense in the fourth quarter of 2012 of $17 million and $4 million for LINTA and LVNTA, respectively. The grant of new unvested options resulted in incremental compensation expense totaling $54 million and $10 million for LINTA and LVNTA, respectively, which will be amortized over the vesting periods of those options.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2012, 2011 and 2010, the range of expected terms was 1.3 to 9.0

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
The following table presents the range of volatilities used by Liberty in the Black-Scholes Model for the 2012, 2011 and 2010 Liberty Interactive and Liberty Ventures grants.

	Volatility
2012 grants
Liberty Interactive options	28.2%	-	47.51%
Liberty Ventures options	47.5%	-	49.94%
2011 grants
Liberty Interactive options	44.8%	-	47.51%
2010 grants
Liberty Interactive options	44.8%	-	46.4%
Liberty - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty Interactive and Liberty Ventures common stock granted to certain officers, employees and directors of the Company. In connection with the recapitalization, in August 2012, all outstanding option awards and SARs with respect to the then-existing Series A and Series B Liberty Interactive common stock (each an "original Liberty Interactive award") were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of an original Liberty Interactive award received (i) an adjustment to the exercise price or base price, as applicable, and number of shares relating to the original Liberty Interactive award (as so adjusted, an "adjusted Liberty Interactive award") and (ii) an equity award relating to shares of the corresponding series of Liberty Ventures common stock (a "new Liberty Ventures award"). The exercise prices and number of shares subject to the new Liberty Ventures award and the adjusted Liberty Interactive award were determined based on 1) the exercises prices and number of shares subject to the original Liberty Interactive award, 2) the distribution ratio of 0.05, 3) the pre-distribution trading price of the Liberty Interactive common stock and 4) the post-distribution trading prices of the Liberty Interactive common stock and Liberty Ventures common stock, such that substantially all of the pre-distribution intrinsic value of the original Liberty Interactive award was allocated between the new Liberty Ventures award and the adjusted Liberty Interactive award for the Company's corporate employees and directors. For employees of subsidiaries attributed to the Liberty Interactive Group, the pre-distribution intrinsic value of the original Liberty Interactive award was maintained solely within the adjusted Liberty Interactive award.

	Liberty Interactive
	Series A	WAEP	Series B	WAEP
	Number of Options in thousands
Outstanding at January 1, 2012	45,223	$12.06	450	$19.74
Granted	3,413	$18.85	—	$—
Exercised	(9,853)	$9.64	—	$—
Forfeited/Cancelled/Exchanged	(737)	$14.44	—	$—
Liberty Ventures adjustment	413	$8.39	(18)	$17.92
Option Exchange, Exercised	(24,706)	$10.93	—	$—
Option Exchange, Granted	20,086	$19.26	—	$—
Outstanding at December 31, 2012	33,839	$16.92	432	$17.92
Exercisable at December 31, 2012	12,929	$15.56	432	$17.92

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

	Liberty Ventures
	Series A	WAEP	Series B	WAEP
	Number of Options in thousands
Outstanding at January 1, 2012	—	$—	—	—
Granted	36	$58.49	—	—
Exercised	(181)	$30.91	—	—
Forfeited/Cancelled/Exchanged	(19)	$34.05	—	—
Liberty Ventures adjustment	1,588	$30.69	22	$46.69
Option Exchange, Exercised	(1,174)	$27.96	—	—
Option Exchange, Granted	905	$58.80	—	—
Outstanding at December 31, 2012	1,155	$56.26	22	$46.69
Exercisable at December 31, 2012	449	$52.91	22	$46.69

The following table provides additional information about outstanding Awards to purchase Liberty common stock at December 31, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	33,839	$16.92	5.7 years	$97,886	12,929	$15.56	4.5 years	$57,484
Series B Liberty Interactive	432	$17.92	2.7 years	$225	432	$17.92	2.7 years	$225
Series A Liberty Ventures	1,155	$56.26	6.0 years	$13,326	449	$52.91	4.6 years	$6,710
Series B Liberty Ventures	22	$46.69	2.7 years	$58	22	$46.69	2.7 years	$58

As of December 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $170 million, including incremental compensation under the Option Exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2012, 2011 and 2010 was $339 million, $33 million and $23 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2012 includes approximately $242 million related to the intrinsic value of options exercised as a result of the Option Exchange.

Liberty - Restricted Stock

Associated with the Option Exchange the Company issued approximately 4.6 million and 0.3 million shares of unvested restricted Liberty Interactive and Liberty Ventures common stock, respectively. These shares generally vest over the next three years and as the Option Exchange was accounted for as a modification the compensation expense associated with these restricted shares was treated as incremental compensation, as discussed above, and is included in the total unrecognized compensation costs under the outstanding Awards section above. The Company had approximately 2.2 million shares and 0.1 million shares of unvested restricted Liberty Interactive and Liberty Ventures common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2012, not issued under the Option Exchange. These unvested restricted shares of LINTA and LVNTA had a weighted average grant date fair value of $13.13 and $4.82 per share, respectively.
The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2012, 2011 and 2010 was $12 million, $14 million and $10 million, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

TripAdvisor - Stock-based Compensation

During the year ended December 31, 2012, TripAdvisor issued 3.7 million of primarily service based stock options under their outstanding 2011 Incentive Plan with a weighted average estimated grant-date fair value per option of $20.36. As of December 31, 2012 TripAdvisor has 8.7 million options outstanding of which 3.3 million are exercisable. As of December 31, 2012, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $60 million and will be recognized over a weighted average period of approximately 3.0 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(15)    Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds. The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $19 million, $18 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(16)	Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Unrealized	Share of		AOCI
	currency	holding	AOCI		of
	translation	gains (losses)	of equity		discontinued
	adjustments	on securities	affiliates	Other	operations	AOCI
	amounts in millions
Balance at January 1, 2010	$225	157	(11)	(56)	37	352
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(52)	(157)	7	56	20	(126)
Balance at December 31, 2010	173	—	(4)	—	57	226
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(15)	—	(2)	—	(26)	(43)
Distribution to stockholders for split-off of Liberty Media Corporation	—	—	—	—	(31)	(31)
Balance at December 31, 2011	158	—	(6)	—	—	152
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(4)	—	—	—	—	(4)
Balance at December 31, 2012	$154	—	(6)	—	—	148

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2012:
Foreign currency translation adjustments	$(35)	13	(22)
Other comprehensive earnings (loss)	$(35)	13	(22)
Year ended December 31, 2011:
Foreign currency translation adjustments	$(18)	7	(11)
Share of other comprehensive earnings (loss) of equity affiliates	(3)	1	(2)
Other comprehensive earnings (loss) from discontinued operations	(42)	16	(26)
Other comprehensive earnings (loss)	$(63)	24	(39)
Year ended December 31, 2010:
Foreign currency translation adjustments	$(60)	23	(37)
Unrealized holding gains (losses) on securities arising during period	66	(25)	41
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(319)	121	(198)
Share of other comprehensive earnings (loss) of equity affiliates	11	(4)	7
Other	90	(34)	56
Other comprehensive earnings (loss) from discontinued operations	32	(12)	20
Other comprehensive earnings (loss)	$(180)	69	(111)

(17) Commitments and Contingencies
Operating Leases
Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $56 million, $46 million and $38 million for the years ended December 31, 2012, 2011 and 2010, respectively.
 A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2012 follows (amounts in millions):

Years ending December 31:
2013	$46
2014	$35
2015	$31
2016	$25
2017	$28
Thereafter	$141
It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2012.
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
December 31, 2012, 2011 and 2010

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
For the year ended December 31, 2012, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

•
QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet and mobile transactions through its domestic and international websites.

•	TripAdvisor, Inc. - an online travel research company, empowering users to plan and maximize their travel experience.
Additionally, for presentation purposes Liberty is providing financial information of the E-commerce businesses on an aggregated basis. The consolidated businesses do not contribute significantly to the overall operations of Liberty on an individual basis; however, Liberty believes that on an aggregated basis they provide relevant information for users of these financial statements. While these businesses may not meet the aggregation criteria under relevant accounting literature, Liberty believes the information is relevant and helpful for a more complete understanding of the consolidated results.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Performance Measures

	Years ended
	December 31,
	2012		2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$8,516	1,828	8,268	1,733	7,807	1,671
E-commerce	1,502	96	1,348	123	1,125	103
Corporate and other	—	(27)	—	(29)	—	(25)
Total Interactive Group	$10,018	1,897	9,616	1,827	8,932	1,749
Ventures Group
TripAdvisor	$36	8	—	—	—	—
Corporate and other	$—	(5)	—	(4)	—	(3)
Total Ventures Group	$36	3	—	(4)	—	(3)
Consolidated Liberty	$10,054	1,900	9,616	1,823	8,932	1,746
Other Information

	December 31, 2012			December 31, 2011
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,414	52	246	13,554	—	259
E-commerce	1,488	9	91	1,486	13	53
Corporate and other	213	243	1	384	217	—
Total Interactive Group	$15,115	304	338	15,424	230	312
Ventures Group
TripAdvisor	7,377	—	1	—	—	—
Corporate and other	3,919	547	—	2,070	905	—
Total Ventures Group	11,296	547	1	2,070	905	—
Inter-group eliminations	$(156)	—	—	(155)	—	—
Consolidated Liberty	$26,255	851	339	17,339	1,135	312

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,900	1,823	1,746
Stock-based compensation	(91)	(49)	(67)
Depreciation and amortization	(609)	(641)	(571)
Impairment of intangible assets	(92)	—	—
Interest expense	(432)	(427)	(626)
Share of earnings (loss) of affiliates, net	85	140	112
Realized and unrealized gains (losses) on financial instruments, net	(351)	84	62
Gains (losses) on transactions, net	1,531	—	355
Other, net	44	9	(47)
Earnings (loss) from continuing operations before income taxes	$1,985	939	964

Revenue by Geographic Area
Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
United States	$7,009	6,670	6,298
Japan	1,251	1,133	1,019
Germany	957	1,068	956
Other foreign countries	837	745	659
	$10,054	9,616	8,932

Long-lived Assets by Geographic Area

	December 31,
	2012	2011
	amounts in millions
United States	$529	481
Japan	280	224
Germany	247	233
Other foreign countries	179	195
	$1,235	1,133

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(19)    Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2012:
Revenue	$2,314	2,365	2,196	3,179
Gross Profit	$848	877	789	1,144
Operating income	$258	290	189	371
Earnings from continuing operations	$105	249	(26)	1,263
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Interactive Corporation common stock	$91	234	(31)	NA
Series A and Series B Liberty Interactive common stock	NA	NA	38	174
Series A and Series B Liberty Ventures common stock	NA	NA	(48)	1,072
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive Corporation common stock	$0.16	0.42	(0.06)	NA
Series A and Series B Liberty Interactive common stock	NA	NA	0.07	0.32
Series A and Series B Liberty Ventures common stock	NA	NA	(1.66)	30.63
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive Corporation common stock	$0.16	0.42	(0.06)	NA
Series A and Series B Liberty Interactive common stock	NA	NA	0.07	0.32
Series A and Series B Liberty Ventures common stock	NA	NA	(1.66)	30.63

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2011:
Revenue	$2,159	2,245	2,133	3,079
Gross Profit	$782	847	769	1,104
Operating income	$213	288	224	408
Earnings from continuing operations	$63	195	25	304
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Capital common stock	$293	8	(90)	—
Series A and Series B Liberty Starz common stock	$52	67	58	—
Series A and Series B Liberty Interactive common stock	$44	182	13	285
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.12	—	—	—
Series A and Series B Liberty Starz common stock	$—	—	—	—
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.49
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.12	—	—	—
Series A and Series B Liberty Starz common stock	$—	—	—	—
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.48
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$3.57	0.10	(1.11)	—
Series A and Series B Liberty Starz common stock	$1.02	1.31	1.14	—
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.49
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$3.49	0.10	(1.11)	—
Series A and Series B Liberty Starz common stock	$0.98	1.26	1.09	—
Series A and Series B Liberty Interactive common stock	$0.07	0.30	0.02	0.48

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2013:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2013 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2013.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
Included in Part II of this report:

Page No.
Liberty Interactive Corporation:
Reports of Independent Registered Public Accounting Firm	II-23 & II-24
Consolidated Balance Sheets, December 31, 2012 and 2011	II-25
Consolidated Statements of Operations, Years ended December 31, 2012, 2011 and 2010	II-27
Consolidated Statements of Comprehensive Earnings (loss), Years ended December 31, 2012, 2011 and 2010	II-29
Consolidated Statements of Cash Flows, Years ended December 31, 2012, 2011 and 2010	II-30
Consolidated Statements of Equity, Years ended December 31, 2012, 2011 and 2010	II-31
Notes to Consolidated Financial Statements, December 31, 2012, 2011 and 2010	II-33
(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(a)(3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Reorganization Agreement, dated as of August 30, 2011, between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty CapStarz, Inc.)) (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

3 - Articles of Incorporation and Bylaws:

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A filed on August 2, 2012 (File No. 001-33982)).

3.2
Bylaws of the Registrant (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 14, 2008 (File No. 001-33982)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1
Specimen certificate for shares of the Registrant's Series A Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

4.2	Specimen certificate for shares of the Registrant's Series B Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty 2011 10-K).

4.3
Specimen certificate for shares of the Registrant's Series A Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, as filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

4.4	Specimen certificate for shares of the Registrant's Series B Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Liberty S-4).

4.5	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)).

10.2
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).

10.3
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.4
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).

10.5
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.6
Form of Liberty Interactive Corporation 2012 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 13, 2012 (File No. 333-184901)).

10.7
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Liberty 2011 10-K).

10.8
Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K”)).

.

10.9	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.10	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.11	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.12	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).

10.13	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.14
Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.15	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.16	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants.*

10.17	Employment Agreement between Michael George and QVC, Inc. dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.18	Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation.*

10.19	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.20
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.21
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.22
Credit Agreement, dated as of September 2, 2010, among QVC, Inc., as Borrower; Wells Fargo Securities, LLC, as Lead Arranger and Lead Bookrunner; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents; and the parties named therein as Lenders (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on September 3, 2010 (File No. 001-33982)).

10.23	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K)

10.24
Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.25
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.26	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.27	Aircraft Time Sharing Agreements, each effective as of January 14, 2013, by and between Liberty Media Corporation and Liberty Interactive Corporation.*

21	Subsidiaries of Liberty Interactive Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Date: February 27, 2013	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: February 27, 2013	By /s/ Christopher W. Shean
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 27, 2013
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 27, 2013
Gregory B. Maffei	and President

/s/Michael A. George	Director	February 27, 2013
Michael A. George

/s/M. Ian G. Gilchrist	Director	February 27, 2013
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 27, 2013
Evan D. Malone

/s/David E. Rapley	Director	February 27, 2013
David E. Rapley

/s/M. LaVoy Robison	Director	February 27, 2013
M. LaVoy Robison

/s/Larry E. Romrell	Director	February 27, 2013
Larry E. Romrell

/s/Andrea L. Wong	Director	February 27, 2013
Andrea L. Wong

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Reorganization Agreement, dated as of August 30, 2011, between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty CapStarz, Inc.)) (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

3 - Articles of Incorporation and Bylaws:

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A filed on August 2, 2012 (File No. 001-33982)).

3.2
Bylaws of the Registrant (as amended and restated August 12, 2008) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 14, 2008 (File No. 001-33982)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1
Specimen certificate for shares of the Registrant's Series A Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

4.2	Specimen certificate for shares of the Registrant's Series B Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty 2011 10-K).

4.3
Specimen certificate for shares of the Registrant's Series A Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, as filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

4.4	Specimen certificate for shares of the Registrant's Series B Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Liberty S-4).

4.5	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)).

10.2
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).

10.3
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.4
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).

10.5
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.6
Form of Liberty Interactive Corporation 2012 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 13, 2012 (File No. 333-184901)).

10.7
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Liberty 2011 10-K).

10.8
Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K”)).

.

10.9	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.10	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to Exhibit 10.19 to the Liberty 2011 10-K).

10.11	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2011 10-K).

10.12	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.13	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to Exhibit 10.22 to the Liberty 2011 10-K).

10.14
Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.15	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.16	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants.*

10.17	Employment Agreement between Michael George and QVC, Inc. dated May 3, 2011 (incorporated by reference to Exhibit 10.23 to the Liberty 2011 10-K).

10.18	Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation.*

10.19	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.20
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.21
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.22
Credit Agreement, dated as of September 2, 2010, among QVC, Inc., as Borrower; Wells Fargo Securities, LLC, as Lead Arranger and Lead Bookrunner; JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents; and the parties named therein as Lenders (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on September 3, 2010 (File No. 001-33982)).

10.23	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K)

10.24
Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.25
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.26	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.27	Aircraft Time Sharing Agreements, each effective as of January 14, 2013, by and between Liberty Media Corporation and Liberty Interactive Corporation.*

21	Subsidiaries of Liberty Interactive Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

QuickLinks