Form 10-Q
period 2013-03-31
Liberty Interactive Corp
filed 2013-05-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of April 30, 2013 was:

	Series A	Series B
Liberty Interactive common stock	500,786,037	28,911,353
Liberty Ventures common stock	35,342,206	1,442,689

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2013	December 31, 2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,370	2,660
Trade and other receivables, net of allowance for doubtful accounts of $80 million and $79 million	972	1,201
Inventory, net	1,116	1,106
Other current assets	575	291
Total current assets	4,033	5,258
Investments in available-for-sale securities and other cost investments (note 6)	2,377	1,819
Investments in affiliates, accounted for using the equity method (note 7)	870	851
Property and equipment, at cost	2,123	2,170
Accumulated depreciation	(934)	(935)
	1,189	1,235
Intangible assets not subject to amortization (note 8):
Goodwill	9,506	9,556
Trademarks	4,354	4,324
	13,860	13,880
Intangible assets subject to amortization, net (note 8)	2,916	3,117
Other assets, at cost, net of accumulated amortization	109	95
Total assets	$25,354	26,255

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	March 31, 2013	December 31, 2012
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$535	719
Accrued liabilities	759	918
Current portion of debt (note 9)	1,282	1,638
Deferred income tax liabilities	804	912
Other current liabilities	326	302
Total current liabilities	3,706	4,489
Long-term debt, including $2,813 million and $2,930 million measured at fair value (note 9)	6,593	6,246
Deferred income tax liabilities	3,075	3,209
Other liabilities	212	260
Total liabilities	13,586	14,204
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 504,514,950 shares at March 31, 2013 and 516,009,627 shares at December 31, 2012	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,917,353 shares at March 31, 2013 and 28,942,403 shares at December 31, 2012	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 35,343,798 shares at March 31, 2013 and 35,355,434 shares at December 31, 2012	—	—
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 1,442,689 shares at March 31, 2013 and 1,446,916 shares at December 31, 2012	—	—
Additional paid-in capital	1,994	2,225
Accumulated other comprehensive earnings, net of taxes	66	148
Retained earnings	5,211	5,184
Total stockholders' equity	7,276	7,562
Noncontrolling interests in equity of subsidiaries	4,492	4,489
Total equity	11,768	12,051
Commitments and contingencies (note 11)
Total liabilities and equity	$25,354	26,255

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions
Revenue:
Net retail sales	$2,434	2,314
Other revenue	230	—
Total revenue	2,664	2,314
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,553	1,466
Operating, including stock-based compensation (note 3)	244	208
Selling, general and administrative, including stock-based compensation (note 3)	366	239
Depreciation and amortization	230	143
	2,393	2,056
Operating income	271	258
Other income (expense):
Interest expense	(111)	(106)
Share of earnings (losses) of affiliates, net (note 7)	(11)	11
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(73)	(18)
Other, net	(38)	3
	(233)	(110)
Earnings (loss) before income taxes	38	148
Income tax (expense) benefit	15	(43)
Net earnings (loss)	53	105
Less net earnings (loss) attributable to the noncontrolling interests	26	14
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$27	91
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	91
Liberty Interactive common stock	$95	NA
Liberty Ventures common stock	(68)	NA
	$27	91

	(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) (unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions, except per share amounts
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive Corporation common stock	NA	0.16
Series A and Series B Liberty Interactive common stock	$0.18	NA
Series A and Series B Liberty Ventures common stock	$(1.89)	NA
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive Corporation common stock	NA	0.16
Series A and Series B Liberty Interactive common stock	$0.18	NA
Series A and Series B Liberty Ventures common stock	$(1.89)	NA

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions
Net earnings (loss)	$53	105
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(97)	13
Share of other comprehensive earnings (losses) of equity affiliates	—	2
Other comprehensive earnings (loss)	(97)	15
Comprehensive earnings (loss)	(44)	120
Less comprehensive earnings (loss) attributable to the noncontrolling interests	11	4
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(55)	116
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	116
Liberty Interactive common stock	10	NA
Liberty Ventures common stock	(65)	NA
	$(55)	116

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$53	105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	230	143
Stock-based compensation	42	17
Cash payments for stock-based compensation	(3)	—
Share of (earnings) losses of affiliates, net	11	(11)
Cash receipts from returns on equity investments	7	—
Realized and unrealized (gains) losses on financial instruments, net	73	18
Deferred income tax expense (benefit)	(219)	(24)
Other, net	11	5
Changes in operating assets and liabilities
Current and other assets	206	268
Payables and other liabilities	(319)	(191)
Net cash provided (used) by operating activities	92	330
Cash flows from investing activities:
Cash proceeds from dispositions	37	—
Investments in and loans to cost and equity investees	(38)	(45)
Capital expended for property and equipment	(59)	(68)
Net sales (purchases) of short term and other marketable securities	(658)	38
Other investing activities, net	(36)	(16)
Net cash provided (used) by investing activities	(754)	(91)
Cash flows from financing activities:
Borrowings of debt	1,387	245
Repayments of debt	(1,703)	(274)
Repurchases of Liberty Interactive common stock	(252)	(228)
Other financing activities, net	(37)	(27)
Net cash provided (used) by financing activities	(605)	(284)
Effect of foreign currency exchange rates on cash	(23)	(8)
Net increase (decrease) in cash and cash equivalents	(1,290)	(53)
Cash and cash equivalents at beginning of period	2,660	847
Cash and cash equivalents at end of period	$1,370	794

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2013

	Stockholders' Equity

		Liberty Interactive		Liberty Ventures
							Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2013	$—	5	—	—	—	2,225	148	5,184	4,489	12,051
Net earnings (loss)	—	—	—	—	—	—	—	27	26	53
Other comprehensive earnings (loss)	—	—	—	—	—	—	(82)	—	(15)	(97)
Stock-based compensation	—	—	—	—	—	18	—	—	17	35
Issuance of common stock upon exercise of stock options	—	—	—	—	—	2	—	—	—	2
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(252)	—	—	—	(252)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(25)	(25)
Other	—	—	—	—	—	1	—	—	—	1
Balance at March 31, 2013	$—	5	—	—	—	1,994	66	5,211	4,492	11,768

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Liberty Interactive Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce industries in North America, Europe and Asia.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2012.
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
In September 2011, Liberty completed the split-off (the “Split-Off”) of its former wholly-owned subsidiary (then named Liberty Media Corporation), which at the time of the Split-Off held all of the businesses, assets and liabilities attributed to Liberty's then Capital and Starz tracking stock groups. In January 2013, this entity (now named Starz) spun-off (the “Spin-Off”) its former wholly-owned subsidiary, Liberty Media Corporation ("LMC"). Following the Split-Off and Spin-Off, Liberty, LMC and Starz each operate as separate publicly traded companies, none of which has any stock ownership, beneficial or otherwise, in the other.

In connection with the Split-Off, Liberty entered a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement with the split-off entity (now known as Starz). All of these agreements, with the exception of the Tax Sharing Agreement, were assigned by Starz to LMC in connection with the Spin-Off. The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC following the Split-Off, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $4 million and $3 million of allocated expenses were reimbursable by Liberty to LMC for the three months ended March 31, 2013 and 2012, respectively. The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Starz and other agreements related to tax matters. With respect to the Split-Off, the IRS has examined the transaction, and during 2012, the IRS and Liberty Interactive entered into a Closing Agreement which provides that the Split-Off qualified for tax-free treatment to Liberty and Starz.   In April 2013, the IRS completed its review of the Spin-Off and notified the parties that it agreed with the nontaxable characterization of the transaction.

On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction, we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As this transaction resulted in Liberty gaining control of TripAdvisor, we applied the applicable purchase accounting guidance. The fair value of our ownership interest previously held and the fair value of the noncontrolling interest (Level 1) was determined based on the trading price of TripAdvisor common shares on the last trading day prior to our transaction. Additionally, the noncontrolling interest includes the fair value of TripAdvisor's fully vested options (Level 2) outstanding at the date of acquisition. Following the transaction date, TripAdvisor is a consolidated subsidiary with a 78% noncontrolling interest accounted for in equity and the condensed consolidated statements of operations. Other than a $30 million re-classification from the "Intangibles subject to amortization" line item to the "Trademarks" line item, there have been no significant changes to our purchase price allocation since December 31, 2012. The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for TripAdvisor. The primary balances still subject to analysis are goodwill, tradenames and other intangibles subject to amortization.

(2)   Tracking Stocks

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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of TripAdvisor, a consolidated subsidiary, and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $783 million (at March 31, 2013). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on video and e-commerce operating businesses and has attributed to it the remainder of Liberty's businesses and assets, including operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as interests in HSN, Inc., and cash of approximately $587 million (at March 31, 2013), which includes subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.
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
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to TripAdvisor as discussed below:

	Three months ended March 31,
	2013	2012
	(amounts in millions)
Operating expense	$8	—
Selling, general and administrative expense	34	17
	$42	17
During the three months ended March 31, 2013, Liberty granted, primarily to QVC employees, 4.2 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.16 per share and vest semi-annually over the four year vesting period.
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

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2013	33,839	$16.92	432	$17.92
Granted	4,188	$21.08	—	$—
Exercised	(1,500)	$11.31	—	$—
Forfeited/Cancelled	(105)	$11.75	—	$—
Outstanding at March 31, 2013	36,422	$17.64	432	$17.92
Exercisable at March 31, 2013	13,038	$15.70	432	$17.92

	Liberty Ventures
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2013	1,155	$56.26	22	$46.69
Granted	—	$—	—	$—
Exercised	(59)	$49.78	—	$—
Forfeited/Cancelled	(1)	$43.48	—	$—
Outstanding at March 31, 2013	1,095	$56.62	22	$46.69
Exercisable at March 31, 2013	398	$53.41	22	$46.69
The following table provides additional information about outstanding Awards to purchase Liberty Interactive and Ventures common stock at March 31, 2013.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	36,422	$17.64	5.5 years	$136,972	13,038	$15.70	4.1 years	$75,068
Series B Liberty Interactive	432	$17.92	2.2 years	$1,400	432	$17.92	2.2 years	$1,400
Series A Liberty Ventures	1,095	$56.62	5.5 years	$20,794	398	$53.41	4.2 years	$8,862
Series B Liberty Ventures	22	$46.69	2.2 years	$660	22	$46.69	2.2 years	$660
As of March 31, 2013, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $162 million, including compensation associated with the option exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

TripAdvisor - Stock-based Compensation
During three months ended March 31, 2013, TripAdvisor issued 1.4 million of primarily service based stock options under their 2011 Incentive Plan with a weighted average estimated grant-date fair value per option of $22.68. As of March 31, 2013, TripAdvisor has 9.6 million options outstanding of which 4.3 million are exercisable. TripAdvisor stock-based compensation for the three months ended March 31, 2013 was approximately $16 million. As of March 31, 2013, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $96 million and will be recognized over a weighted average period of approximately 3.1 years.
Additionally, during the three months ended March 31, 2013, TripAdvisor granted 860,000 service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant of $45.26. As of March 31, 2013, the total unrecognized compensation cost related to 995,000 unvested TripAdvisor RSUs was approximately $41 million and will be recognized over a weighted average period of approximately 3.7 years.
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
Series A and Series B Liberty Interactive Corporation Common Stock
The basic and diluted EPS calculation for Liberty Interactive Corporation prior to the recapitalization is based on the following number of weighted average shares outstanding. Excluded from diluted EPS, for the three months ended March 31, 2012, prior to the recapitalization, are 7 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Corporation Common Stock
	Three months ended March 31, 2013	Three months ended March 31, 2012
	number of shares in millions
Basic EPS	NA	572
Potentially dilutive shares	NA	9
Diluted EPS	NA	581

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Series A and Series B Liberty Interactive Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive Corporation common stock became a holder of the same number of shares of Liberty Interactive common stock. Excluded from diluted EPS, for the three months ended March 31, 2013, are 2 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended March 31, 2013	Three months ended March 31, 2012
	number of shares in millions
Basic EPS	535	NA
Potentially dilutive shares	7	NA
Diluted EPS	542	NA
Series A and Series B Liberty Ventures Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive Corporation common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock. Excluded from diluted EPS, for the three months ended March 31, 2013, are 1 million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended March 31, 2013	Three months ended March 31, 2012
	number of shares in millions
Basic EPS	36	NA
Potentially dilutive shares	—	NA
Diluted EPS	36	NA

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
The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$1,012	970	42	—
Available-for-sale securities	$2,373	1,857	516	—
Debt	$2,813	—	2,813	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2013	2012
	amounts in millions
Fair Value Option Securities	$224	140
Exchangeable senior debentures	(310)	(182)
Other derivatives	13	24
	$(73)	(18)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considered to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.
Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	March 31, 2013	December 31, 2012
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	4	4
Ventures Group
Time Warner Inc.	1,255	1,042
Time Warner Cable Inc.	525	531
AOL Inc.	76	59
TripAdvisor AFS Securities	191	99
Other AFS investments	326	84
Total attributed Ventures Group	2,373	1,815
Consolidated Liberty	$2,377	1,819

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at March 31, 2013 and the carrying amount at December 31, 2012:

	March 31, 2013			December 31, 2012
	Percentage ownership	Market value (level 1)	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN, Inc.	37%	$1,098	$261	242
Other	various	N/A	58	62
Total Interactive Group			319	304
Ventures Group
Expedia, Inc. (1)	17%	1,385	430	431
Other	various	N/A	121	116
Total Ventures Group			551	547
Consolidated Liberty			$870	851

(1)
Liberty's 22% owned consolidated subsidiary TripAdvisor, Inc. earned revenue of approximately $60 million and $52 million for the three months ended March 31, 2013 and 2012, respectively, from Expedia, Inc. (TripAdvisor's former parent).

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2013	2012
	amounts in millions
Interactive Group
HSN, Inc.	$20	15
Other	(4)	(2)
Total Interactive Group	16	13
Ventures Group
Expedia, Inc.	(20)	(2)
TripAdvisor, Inc. (1)	NA	11
Other	(7)	(11)
Total Ventures Group	(27)	(2)
Consolidated Liberty	$(11)	11

(1)
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor. Following the date of this transaction, TripAdvisor is accounted for as a consolidated subsidiary. See note 1 for additional details of this transaction.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	amounts in millions
Current assets	$2,981	2,615
Property and equipment, net	419	409
Goodwill	3,642	3,016
Intangible assets, net	1,164	821
Other assets	226	224
Total assets	$8,432	7,085
Current liabilities	$3,984	2,982
Deferred income taxes	440	324
Long-term debt	1,249	1,249
Other liabilities	134	141
Noncontrolling interest	466	109
Equity	2,159	2,280
Total liabilities and equity	$8,432	7,085
Expedia Consolidated Statements of Operations

	Three months ended March 31,
	2013	2012
	amounts in millions
Revenue	$1,012	816
Cost of revenue	(251)	(200)
Gross profit	761	616
Selling, general and administrative expenses	(726)	(564)
Amortization	(13)	(3)
Restructuring charges and other	(128)	—
Operating income (loss)	(106)	49
Interest expense	(22)	(21)
Other income (expense), net	9	(1)
Income tax (expense) benefit	12	(5)
Income (loss) from continuing operations	(107)	22
Earnings (loss) from discontinued operations	—	(24)
Net earnings (loss)	(107)	(2)
Less net earnings (loss) attributable to noncontrolling interests	3	(1)
Net earnings (loss) attributable to Expedia, Inc. shareholders	$(104)	(3)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2013	$5,349	558	3,649	9,556
Foreign currency translation adjustments	(55)	—	(3)	(58)
Acquisitions (1)	—	—	8	8
Balance at March 31, 2013	$5,294	558	3,654	9,506

(1)
The $8 million increase to TripAdvisor goodwill during the period is primarily attributable to certain purchase price allocation adjustments recorded in connection with our acquisition of a controlling interest in TripAdvisor during December 2012 and an increase due to an acquisition made by TripAdvisor during the three months ended March 31, 2013.

Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $192 million and $108 million for the three months ended March 31, 2013 and 2012, respectively. Based on its amortizable intangible assets as of March 31, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2013	$573
2014	$692
2015	$597
2016	$476
2017	$344

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at March 31, 2013	Carrying value
		March 31, 2013	December 31, 2012
	amounts in millions
Interactive Group
5.7% Senior Notes due May 2013	$241	240	240
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	504	501	501
QVC 7.125% Senior Secured Notes due 2017	376	376	500
QVC 7.5% Senior Secured Notes due 2019	769	760	988
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	—
QVC 5.95% Senior Secured Notes due 2043	300	300	—
QVC Bank Credit Facilities	328	328	903
Other subsidiary debt	131	131	125
Total Interactive Group	4,686	4,671	4,542
Ventures Group
3.125% Exchangeable Senior Debentures due 2023	1,128	1,854	1,639
4% Exchangeable Senior Debentures due 2029	469	335	311
3.75% Exchangeable Senior Debentures due 2030	460	307	297
3.5% Exchangeable Senior Debentures due 2031	368	317	292
3.25% Exchangeable Senior Debentures due 2031	—	—	391
TripAdvisor Debt Facilities	391	391	412
Total Ventures Group debt	2,816	3,204	3,342

Total consolidated Liberty debt	$7,502	7,875	7,884
Less current maturities		(1,282)	(1,638)
Total long-term debt		$6,593	6,246
QVC Bank Credit Facilities
On March 1, 2013, QVC entered into an amended and restated syndicated senior secured credit agreement which served to refinance QVC's existing bank credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is a multi-currency facility providing for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit and $1 billion of uncommitted incremental revolving loan commitments or incremental term loans. The loans are scheduled to mature on March 1, 2018. The covenants contained in the Amended and Restated Credit Agreement are substantially similar to those contained in QVC's previously existing bank credit facility. Borrowings under the Amended and Restated Credit Agreement bear interest at either the alternate base rate or LIBOR (based on an interest period selected by QVC of one week, one month, two months, three months or six months, or to the extent available from all lenders, nine months or twelve months) at QVC's election in each case

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

plus a margin. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 1.00% depending on QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (the “consolidated leverage ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 2.00% depending on QVC's consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving facility may be reborrowed. The Amended and Restated Credit Agreement is a multi-currency facility. The Amended and Restated Credit Agreement is secured by the stock of QVC. Availability under the QVC Amended and Restated Credit Agreement at March 31, 2013 was $1,672 million. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at March 31, 2013.
QVC Senior Secured Notes
On March 4, 2013, QVC announced the commencement of cash tender offers (the “Offers”) for any and all of its outstanding $500 million in aggregate principal amount of 7.125% senior secured notes due 2017 (the “7.125% Senior Notes”) and up to $250 million in aggregate principal amount of its 7.50% senior secured notes due 2019 (the “7.5% Senior Notes”). The Offer for the 7.125% Senior Notes expired on March 15, 2013, and the Offer for the 7.5% Senior Notes expired on April 1, 2013. Approximately $124 million of the 7.125% Senior Notes were tendered prior to March 31, 2013 pursuant to the Offers, whereby holders of the 7.125% Senior Notes received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Notes purchased pursuant to the Offers. QVC called the remaining $376 million principal of its 7.125% Senior Notes subsequent to March 31, 2013. Approximately $231 million of the 7.5% Senior Notes were tendered pursuant to the Offers prior to March 31, 2013. The total consideration for the 7.5% Senior Notes was $1,120 for each $1,000 principal amount of tendered 7.5% Senior Notes.
On March 18, 2013, QVC completed the offering of $750 million principal amount of new 4.375% senior secured notes due 2023 and $300 million principal amount of new 5.950% senior secured notes due 2043 (collectively, the “Notes”). The Notes will be secured by a first-priority lien on QVC's capital stock, pari passu with the Amended and Restated Credit Agreement and QVC's existing notes. The net proceeds from the offering were used to fund the Offers, repay outstanding amounts on QVC's existing bank credit facility, and for general corporate purposes. The proceeds will also be used to repay amounts outstanding under the 5.7% Senior Notes due May 2013. QVC was in compliance with all of its debt covenants related to its outstanding senior notes at March 31, 2013.
QVC Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps were reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.
Exchangeable Senior Debentures
During the three months ended March 31, 2013, Liberty retired all outstanding 3.25% Exchangeable Senior Debentures due 2031. Liberty paid approximately $414 million to retire the then outstanding principal balance of $414 million during the period.
Subsequent to March 31, 2013, Liberty announced that its wholly owned subsidiary Liberty Interactive LLC has called for the redemption of all the outstanding 3.125% Exchangeable Senior Debentures due 2023 ("3.125% Exchangeable Senior Debentures") on May 9, 2013 (the "redemption date"). In accordance with the redemption provisions of the 3.125% Exchangeable Senior Debentures and the related indenture, the 3.125% Exchangeable Senior Debentures will be redeemed at a redemption price equal to the sum of (i) the adjusted principal amount of such debenture in effect on the redemption date, (ii) any accrued and unpaid interest on such debenture to the redemption date and (iii) subject to certain conditions, any final period distribution on such debenture. Interest on the debentures

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

will cease to accrue on and after the redemption date. Liberty may, at its election, pay the exchange value in cash, Time Warner, Time Warner Cable and AOL common stock, or a combination thereof.
Also on April 9, 2013, Liberty announced that its wholly owned subsidiary Liberty Interactive LLC completed the offer and sale of $850 million aggregate original principal amount of Liberty Interactive LLC's 0.75% Exchangeable Senior Debentures due 2043 (the “Debentures”) in a private placement transaction. The Debentures mature on March 30, 2043. Interest on the Debentures will accrue from April 9, 2013 at an annual rate of 0.75% of the original principal amount of $1,000 per Debenture, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing June 30, 2013. Each $1,000 original principal amount of Debentures is initially exchangeable for a basket of 6.3040 shares of common stock of Time Warner Cable, Inc. and 5.1635 shares of common stock of Time Warner Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Time Warner Cable, Inc. and Time Warner Inc. (or into which any of those securities may be converted or exchanged). This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a Reference Company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty Interactive LLC, cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions.
Other Subsidiary Debt
Other subsidiary debt at March 31, 2013 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2013 is as follows (amounts in millions):

Senior notes	$242
Senior debentures	$881
QVC senior secured notes	$3,375
Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2013.

(10) Stockholders' Equity
As of March 31, 2013, Liberty reserved for issuance upon exercise of outstanding stock options approximately 36.4 million shares of Series A Liberty Interactive common stock, 432,000 shares of Series B Liberty Interactive common stock, 1.1 million shares of Series A Liberty Ventures common stock and 22,000 shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of March 31, 2013, no shares of any Series C Liberty Interactive and Liberty Ventures common stock were issued or outstanding.

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
Liberty defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses excluding all stock-based compensation. Liberty believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
For the three months ended March 31, 2013, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•
QVC - consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

•	TripAdvisor, Inc. - a consolidated subsidiary that is an online travel research company that empowers users to plan and maximize their travel experience.
Additionally, for presentation purposes, Liberty is providing financial information of the E-commerce businesses on an aggregated basis. The consolidated E-commerce businesses do not contribute significantly to the overall operations of Liberty on an individual basis; however, Liberty believes that on an aggregated basis they provide relevant information for users of these financial statements. While these businesses may not meet the aggregation criteria under relevant accounting literature Liberty believes the information is relevant and helpful for a more complete understanding of the consolidated results.

•
E-commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet. Categories of consumer products include perishable and personal gift offerings (Provide Commerce, Inc.), active lifestyle gear and clothing (Backcountry.com, Inc.), fitness and

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

health goods (Bodybuilding.com, LLC) and celebration offerings from invitations to costumes (Celebrate Interactive Holdings, Inc.).
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
Performance Measures

	Three months ended March 31,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,974	404	1,932	390
E-commerce	460	39	382	34
Corporate and other	—	(6)	—	(5)
Total Interactive Group	2,434	437	2,314	419
Ventures Group
TripAdvisor, Inc.	230	109	—	—
Corporate and other	—	(3)	—	(1)
Total Ventures Group	230	106	—	(1)
Consolidated Liberty	$2,664	543	2,314	418
Other Information

	March 31, 2013
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$12,865	53	33
E-commerce	1,455	5	17
Corporate and other	234	261	—
Total Interactive Group	14,554	319	50
Ventures Group
TripAdvisor	7,364	—	9
Corporate and other	3,592	551	—
Total Ventures Group	10,956	551	9
Inter-group eliminations	(156)	—	—
Consolidated Liberty	$25,354	870	59

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$543	418
Stock-based compensation	(42)	(17)
Depreciation and amortization	(230)	(143)
Interest expense	(111)	(106)
Share of earnings (loss) of affiliates, net	(11)	11
Realized and unrealized gains (losses) on financial instruments, net	(73)	(18)
Other, net	(38)	3
Earnings (loss) before income taxes	$38	148

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth at QVC, Inc.; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping programs;

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
For additional risk factors, please see Part I, Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. We also own a controlling interest in TripAdvisor, Inc., a separate reportable segment, which is an online travel company that empowers users to plan and maximize their travel experience by aggregating reviews and opinions of members about destinations, accommodations, restaurants and activities throughout the world. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and Provide Commerce, Inc. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts.
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $783 million (at March 31, 2013). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as our interest in HSN, Inc. and cash of approximately $587 million (at March 31, 2013), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments and our E-commerce businesses. The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations—Businesses" below.
Operating Results

	Three months ended March 31,
	2013	2012
	amounts in millions
Revenue
Interactive Group
QVC	$1,974	1,932
E-commerce	460	382
Total Interactive Group	2,434	2,314
Ventures Group
TripAdvisor	230	—
Corporate and other	—	—
Total Ventures Group	230	—
Consolidated Liberty	$2,664	2,314

Adjusted OIBDA
Interactive Group
QVC	$404	390
E-commerce	39	34
Corporate and other	(6)	(5)
Total Interactive Group	437	419
Ventures Group
TripAdvisor	109	—
Corporate and other	(3)	(1)
Total Ventures Group	106	(1)
Consolidated Liberty	$543	418

Operating Income (Loss)
Interactive Group
QVC	$260	258
E-commerce	19	15
Corporate and other	(19)	(14)
Total Interactive Group	260	259
Ventures Group
TripAdvisor	15	—
Corporate and other	(4)	(1)
Total Ventures Group	11	(1)
Consolidated Liberty	$271	258
Revenue.    Our consolidated revenue increased 15.1% or $350 million for the three months ended March 31, 2013 as compared to the corresponding prior year period. The three month increase was due to increased revenue at QVC ($42 million) and the E-commerce companies ($78 million) and the inclusion of TripAdvisor results in the current period ($230 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased 29.9% or $125 million for the three months ended March 31, 2013 as compared to the corresponding prior year period. The overall Adjusted OIBDA growth was primarily due to the inclusion of $109 million results from TripAdvisor results in the current period and increased results at QVC and E-commerce companies of $14 million and $5 million, respectively, for the three months ended March 31, 2013. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $42 million and $17 million of stock-based compensation expense for the three month periods ended March 31, 2013 and 2012, respectively. The increase is primarily a result of the inclusion of $16 million TripAdvisor stock-based compensation during the current period, an increase in corporate stock-based compensation expense of $5 million, and a $5 million increase in QVC stock-based compensation from the same period in the prior year, primarily due to a one-time option exchange for certain officers in December 2012, which increased the amortization of deferred stock compensation.
As of March 31, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $162 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years.
Operating income.    Our consolidated operating income increased 5.0% or $13 million for the three months ended March 31, 2013 as compared to the corresponding prior year period. The increase in operating income due to the inclusion of TripAdvisor during the period was offset by the decline in operating income of certain other Liberty entities. The three month decrease in other entities was primarily due to an increase in stock-based compensation and depreciation and amortization during the period. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2013	2012
	amounts in millions
Interest expense
Interactive Group	$(84)	(77)
Ventures Group	(27)	(29)
Consolidated Liberty	$(111)	(106)

Share of earnings (losses) of affiliates
Interactive Group	$16	13
Ventures Group	(27)	(2)
Consolidated Liberty	$(11)	11

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$13	14
Ventures Group	(86)	(32)
Consolidated Liberty	$(73)	(18)

Other, net
Interactive Group	$(40)	3
Ventures Group	2	—
Consolidated Liberty	$(38)	3

Consolidated Liberty Total Other Income (Expense)	$(233)	(110)
Interest expense.    Interest expense was relatively flat for the three months ended March 31, 2013, as compared to the corresponding prior year period. Approximately $4 million of interest expense during the current period was attributable to TripAdvisor. The decrease in the Ventures Group interest expense, excluding TripAdvisor, is attributable to lower average borrowings on the Exchangeable Senior Debentures during the current period as compared to the corresponding period in the prior year. The increase in interest expense at the Interactive Group is primarily attributable to higher average borrowings on the QVC bank credit facilities during the current period as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2013	2012
	amounts in millions
Interactive Group
HSN, Inc.	$20	15
Other	(4)	(2)
Total Interactive Group	16	13
Ventures Group
Expedia, Inc.	(20)	(2)
TripAdvisor, Inc.	NA	11
Other	(7)	(11)
Total Ventures Group	(27)	(2)
Consolidated Liberty	$(11)	11
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor. Following the date of this transaction, TripAdvisor is accounted for as a consolidated subsidiary. The increase in share of loss from Expedia was largely due to additional legal reserves and acquisition related expenses at Expedia for the three months ended March 31, 2013.

The share of loss in the other category of the Ventures Group, in both periods, is primarily related to our investment in alternative energy solution entities. These entities typically operate at a loss and because we account for these investments as equity method affiliates we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2013	2012
	amounts in millions
Fair Value Option Securities	$224	140
Exchangeable senior debentures	(310)	(182)
Other derivatives	13	24
	$(73)	(18)

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis.

Other, net. QVC retired approximately $355 million of its Senior Secured Notes during the three months ended March 31, 2013. The notes were redeemed at a premium which resulted in an approximate $41 million loss on the extinguishment of such instruments.

Income taxes.    We had an income tax benefit of $15 million for the three months ended March 31, 2013, primarily due to tax credits generated by our alternative energy investments and earnings in foreign jurisdictions subject to tax rates lower than the U.S. statutory tax rate.

Net earnings.    We had net earnings of $53 million and $105 million for the three month periods ended March 31, 2013 and 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
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
As of March 31, 2013, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
As of March 31, 2013, Liberty had a cash balance of $1,370 million, $409 million held by foreign subsidiaries, and additional sources of liquidity of $2,373 million of Fair Value Option securities. To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. We have borrowing capacity under the QVC credit facility at March 31, 2013 of $1,672 million. Additionally, our operating businesses have provided, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended March 31,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	92	330
Net cash provided (used) by investing activities	(754)	(91)
Net cash provided (used) by financing activities	(605)	(284)
During the three months ended March 31, 2013, Liberty's primary uses of cash were $1,703 repayments of outstanding debt, $658 million purchases of short term and other marketable securities, $38 million investments in and loans to cost and equity investees and $252 million of Series A Liberty Interactive common stock repurchases. These activities were funded primarily from borrowings of $1,387 million, cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the retirement of certain exchangeable debentures in the second quarter of 2013 of approximately $1,900 million, continued capital improvement spending of approximately $340 million in capital expenditures for the remainder of the year, approximately $250 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 3.8 million shares of Series A Liberty Interactive common stock for $79 million through April 30, 2013) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand, cash provided by operating activities, liquidity from the sale of securities (which we would expect to be tax expense neutral as taxable losses on the settlement of the exchangeable debentures is expected to offset taxable gains on the sale of securities), as well as debt raised, including $850 million of the 0.75% Exchangeable Senior Debentures due 2043 issued in April 2013, in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses
QVC. QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours a day, QVC-Germany distributes its program 24 hours a day with 23 hours of live programming and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours a day on satellite and digital terrestrial television and an additional seven hours a day of recorded programming on satellite and seven hours a day of general interest programming on digital terrestrial television.
QVC's operating results were as follows:

	Three months ended March 31,
	2013	2012
	amounts in millions
Net revenue	$1,974	1,932
Costs of goods sold	1,252	1,230
Gross profit	722	702
Operating expenses:
Operating	173	175
SG&A expenses (excluding stock‑based compensation)	145	137
Adjusted OIBDA	404	390
Stock-based compensation	10	5
Depreciation	30	31
Amortization of intangible assets	104	96
Operating income	$260	258

Net revenue was generated in the following geographical areas:

	Three months ended March 31,
	2013	2012
	amounts in millions
QVC-U.S.	$1,297	1,240
QVC-Japan	256	289
QVC-Germany	250	247
QVC-U.K.	140	140
QVC-Italy	31	16
Consolidated QVC	$1,974	1,932

QVC's consolidated net revenue increased 2.2% for the three months ended March 31, 2013 as compared to the corresponding prior year. The increase in net revenue was primarily comprised of $93 million due to a 4.3% increase in average selling price per unit (“ASP”) and $13 million due to a 0.6% increase in units sold. These amounts were partially offset by $43 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Net revenue was also negatively impacted by $21 million due to an increase in estimated product returns primarily as a result of the sales increase. Returns as a percent of gross product revenue remained relatively flat at 19.9% compared to 19.8% in the prior year.
During the three months ended March 31, 2013 and 2012, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended March 31,2013
	U.S. Dollars	Local currency
QVC-U.S.	4.6%	4.6%
QVC-Japan	(11.4)%	3.2%
QVC-Germany	1.2%	0.8%
QVC-U.K.	—%	1.3%
QVC-Italy	93.8%	89.8%

QVC-U.S. net revenue growth was primarily due to a 6.1% increase in ASP, partially offset by a 1.5% decrease in units shipped. QVC-U.S. shipped sales increased mainly due to growth in sales in the electronics and beauty categories. QVC-Japan experienced growth in all categories except home. QVC-Germany shipped sales increased mainly due to growth in sales in the beauty, apparel and accessories categories, partially offset by lower jewelry sales. QVC-U.K. primarily experienced growth in the home and beauty categories, somewhat offset by a decline in jewelry products. QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.
QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and growth in sales to existing customers and new customers as a result of expansion of the programming reach of QVC-Japan and QVC-Italy. QVC's future net revenue may also be affected by (i) the willingness of multichannel television distributors to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services and (iv) general economic conditions.
QVC's gross profit percentage was 36.6% and 36.3% for the three months ended March 31, 2013 and 2012, respectively. The increase in gross profit percentage in 2013 was primarily due to favorable warehouse, freight and inventory obsolescence expenses in the U.S., somewhat offset by unfavorable product margins in Germany and the U.K. Warehouse expenses were favorable in the U.S. due to sales leverage and lower packaging expenses. U.S. freight costs were favorable due to fewer units shipped and inventory obsolescence expense declined due to improved inventory control.
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $2 million or 1.1% for the three months ended March 31, 2013. The decrease was primarily due to a $5 million effect of exchange rates, mainly from the strengthening of the U.S. Dollar against the Japanese Yen. This was offset by a $2 million increase in credit card processing fees and a $1 million increase in commissions expense primarily as a result of the sales increase in the U.S.
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $8 million, and as a percent of net revenue, from 7.1% to 7.3% for the three months ended March 31, 2013 due to a variety of factors. The change was primarily due to a $13 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., and, to a lesser extent, in Germany. Also, there was an additional $3 million in expenses associated with duplicate running costs at QVC-Japan associated with the transition to its new headquarters, including a lease cancellation accrual. These amounts were offset by a decrease of $4 million in U.S. franchise taxes and a $3 million effect of exchange rates.

Depreciation and amortization consisted of the following:

	Three months ended March 31,
	2013	2012
	amounts in millions
Affiliate agreements	$38	38
Customer relationships	43	43
Acquisition related amortization	81	81
Property, plant and equipment	30	31
Software amortization	19	12
Channel placement amortization and related expenses	4	3
Total depreciation and amortization	$134	127
E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the E-commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the e-commerce businesses' revenue. Revenue increased $78 million for the three months ended March 31, 2013 as compared to the corresponding prior year period. Each of our respective E-commerce businesses reported an increase in revenue, with the exception of one of our subsidiaries, for the three months ended March 31, 2013 as compared to the corresponding prior year period. Such increases were the result of the Easter holiday falling during the first quarter of 2013, increased marketing efforts driving additional traffic, greater conversion resulting from investments in site optimization, increased shipping charges, and broader inventory offerings. Adjusted OIBDA for the E-commerce businesses slightly increased $5 million for the three months ended March 31, 2013 as compared to the corresponding prior year period representing 8.5% of revenue in 2013, as compared to 8.9% in 2012. The decrease in adjusted OIBDA as a percentage of revenue was primarily due to an inventory reserve adjustment at one of our subsidiaries and lower product margins as a result of product discounts and promotions offered during the period. Operating income slightly increased $4 million due to the items discussed above that impacted both adjusted OIBDA and operating income as well as greater depreciation, as compared to the corresponding prior period.
TripAdvisor, Inc. TripAdvisor is an online travel company, providing comprehensive travel planning resources. TripAdvisor's travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through their TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of their travel advertisers allowing travelers to directly book their travel arrangements. In addition to TripAdvisor brand, they manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. TripAdvisor derives substantially all of its revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, they earn revenue through a combination of subscription-based offerings from their Business Listings and Vacation Rental products, transaction revenue from selling room nights on their transactional sites including SniqueAway and Tingo, and other revenue including licensing their content to third-parties.

On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest) for $300 million along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction, we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. Accordingly, TripAdvisor is included as a consolidated subsidiary in Liberty's results with 78% of TripAdvisor's net income (loss) eliminated through the noncontrolling interest line item. Previous to the acquisition of our controlling interest we maintained an investment in TripAdvisor accounted for using the equity method. For comparison purposes we are presenting TripAdvisor's stand alone results, prior to any purchase accounting adjustments, in the current year for an understanding of the operations of TripAdvisor. We presented the purchase accounting adjustments below to reconcile to the results reported by Liberty during the three months ended March 31, 2013. As discussed above in the prior period TripAdvisor was treated as an equity method affiliate so the results reported below by TripAdvisor were not reported in the Liberty consolidated results. Instead, we recorded our share of TripAdvisor's earnings in the share of earnings (loss) of affiliates, net line item in the statement of operations.

TripAdvisor's stand alone revenue, Adjusted OIBDA and operating income for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
	amounts in millions
Revenue	$230	184
Adjusted OIBDA	109	84
Operating income	88	73
Adjustments for purchase accounting	(73)
Operating income as reported by Liberty	$15

TripAdvisor's revenue included $61 million and $52 million of related-party revenue with Expedia, Inc. (TripAdvisor's former parent), which we account for as an equity method affiliate, for the three months ended March 31, 2013 and 2012, respectively.

Revenue growth in 2013 was primarily the result of increased traffic from Hotel shoppers which resulted in greater revenue associated with click-based advertising that was delivered to TripAdvisor partners. Adjusted OIBDA as a percentage of revenue has been decreasing, as compared to the prior period presented, due to investments in technology, increased spending in paid search and brand advertising costs, increased social media spending and increased spending in general and administrative costs as a result of the separate public company structure. TripAdvisor continues to make technology changes and has been investing in metasearch technology. This metasearch technology is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. The implementation of this functionality is expected to provide a better user experience while delivering more valuable leads to advertising partners, however at a lower volume per session.  Over time, these higher converting leads are expected to generate higher pricing with our customers which we expect will offset the anticipated decrease in volume.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2013, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$328	1.7%	$3,277	6.1%
Corporate and other	$49	2.8%	$1,032	7.7%
Liberty Ventures
Corporate and other	$391	2.2%	$2,425	3.5%
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
At March 31, 2013, the fair value of our AFS equity securities was $2,377 million. Had the market price of such securities been 10% lower at March 31, 2013, the aggregate value of such securities would have been $238 million lower. Our investments in Expedia and HSN, Inc., are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $2,483 million at March 31, 2013 and had the market price of such securities been 10% lower at March 31, 2013, the aggregate value of such securities would have been $248 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and increases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.
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
Item 4.Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
A summary of the repurchase activity for the three months ended March 31, 2013 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	3,110,050	$20.53	3,110,050	$1,196 million
February 1 - 28, 2013	1,835,900	$21.28	1,835,900	$1,157 million
March 1 - 31, 2013	6,907,748	$21.53	6,907,748	$1,008 million
Total	11,853,698		11,853,698

In addition to the shares listed in the table above, 189,808 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1.
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to QVC, Inc.'s Registration Statement on Form S-4 (File No. 333-184501) filed with the Securities and Exchange Commission on October 19, 2012 (the “S-4”)).

4.2.
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the S-4).

4.3.	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the S-4).
4.4.
Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to QVC, Inc.'s Current Report on Form 8-K (File No. 333- 184501) filed with the Securities and Exchange Commission on March 7, 2013).

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

LIBERTY INTERACTIVE CORPORATION
Date: May 8, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 8, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1.
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to QVC, Inc.'s Registration Statement on Form S-4 (File No. 333-184501) filed with the Securities and Exchange Commission on October 19, 2012 (the “S-4”)).

4.2.
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the S-4).

4.3.	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the S-4).
4.4.
Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to QVC, Inc.'s Current Report on Form 8-K (File No. 333- 184501) filed with the Securities and Exchange Commission on March 7, 2013).

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