Form 10-Q
period 2013-06-30
Liberty Interactive Corp
filed 2013-08-06
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of July 31, 2013 was:

	Series A	Series B
Liberty Interactive common stock	491,514,108	28,901,353
Liberty Ventures common stock	35,349,856	1,442,689

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2013	December 31, 2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,448	2,660
Trade and other receivables, net of allowance for doubtful accounts of $80 million and $79 million	909	1,201
Inventory, net	1,129	1,106
Short term marketable securities (note 5)	508	186
Other current assets	115	105
Total current assets	4,109	5,258
Investments in available-for-sale securities and other cost investments (note 6)	1,365	1,819
Investments in affiliates, accounted for using the equity method (note 7)	883	851
Property and equipment, at cost	2,142	2,170
Accumulated depreciation	(967)	(935)
	1,175	1,235
Intangible assets not subject to amortization (note 8):
Goodwill	9,521	9,556
Trademarks	4,354	4,324
	13,875	13,880
Intangible assets subject to amortization, net (note 8)	2,779	3,117
Other assets, at cost, net of accumulated amortization	99	95
Total assets	$24,285	26,255

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	June 30, 2013	December 31, 2012
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$559	719
Accrued liabilities	798	918
Current portion of debt (note 9)	1,029	1,638
Deferred income tax liabilities	841	912
Other current liabilities	206	302
Total current liabilities	3,433	4,489
Long-term debt, including $1,879 million and $2,930 million measured at fair value (note 9)	5,959	6,246
Deferred income tax liabilities	2,989	3,209
Other liabilities	239	260
Total liabilities	12,620	14,204
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 493,579,562 shares at June 30, 2013 and 516,009,627 shares at December 31, 2012	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,901,353 shares at June 30, 2013 and 28,942,403 shares at December 31, 2012	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 35,347,144 shares at June 30, 2013 and 35,355,434 shares at December 31, 2012	—	—
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 1,442,689 shares at June 30, 2013 and 1,446,916 shares at December 31, 2012	—	—
Additional paid-in capital	1,752	2,225
Accumulated other comprehensive earnings (loss), net of taxes	55	148
Retained earnings	5,331	5,184
Total stockholders' equity	7,143	7,562
Noncontrolling interests in equity of subsidiaries	4,522	4,489
Total equity	11,665	12,051
Commitments and contingencies (note 11)
Total liabilities and equity	$24,285	26,255

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Revenue:
Net retail sales	$2,400	2,365	4,834	4,679
Other revenue	247	—	477	—
Total revenue	2,647	2,365	5,311	4,679
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,521	1,488	3,074	2,954
Operating, including stock-based compensation (note 3)	243	199	487	407
Selling, general and administrative, including stock-based compensation (note 3)	362	241	728	480
Depreciation and amortization	237	147	467	290
	2,363	2,075	4,756	4,131
Operating income	284	290	555	548
Other income (expense):
Interest expense	(90)	(107)	(201)	(213)
Share of earnings (losses) of affiliates, net (note 7)	7	35	(4)	46
Realized and unrealized gains (losses) on financial instruments, net (note 5)	9	(160)	(64)	(178)
Gains (losses) on transactions, net	(2)	288	(2)	288
Other, net	(15)	30	(53)	33
	(91)	86	(324)	(24)
Earnings (loss) before income taxes	193	376	231	524
Income tax (expense) benefit	(43)	(127)	(28)	(170)
Net earnings (loss)	150	249	203	354
Less net earnings (loss) attributable to the noncontrolling interests	30	15	56	29
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$120	234	147	325
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	234	NA	325
Liberty Interactive common stock	$109	NA	204	NA
Liberty Ventures common stock	11	NA	(57)	NA
	$120	234	147	325

	(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions, except per share amounts
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive Corporation common stock	NA	0.42	NA	0.58
Series A and Series B Liberty Interactive common stock	$0.21	NA	0.39	NA
Series A and Series B Liberty Ventures common stock	$0.30	NA	(1.54)	NA
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive Corporation common stock	NA	0.42	NA	0.57
Series A and Series B Liberty Interactive common stock	$0.21	NA	0.38	NA
Series A and Series B Liberty Ventures common stock	$0.30	NA	(1.54)	NA

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Net earnings (loss)	$150	249	203	354
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(16)	(49)	(113)	(36)
Unrealized holding gains (losses) arising during the period	(1)	—	(1)	—
Share of other comprehensive earnings (losses) of equity affiliates	—	(3)	—	(1)
Other comprehensive earnings (loss)	(17)	(52)	(114)	(37)
Comprehensive earnings (loss)	133	197	89	317
Less comprehensive earnings (loss) attributable to the noncontrolling interests	24	19	35	23
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$109	178	54	294
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	178	NA	294
Liberty Interactive common stock	$101	NA	111	NA
Liberty Ventures common stock	8	NA	(57)	NA
	$109	178	54	294

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Six months ended June 30,
	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$203	354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	467	290
Stock-based compensation	86	35
Cash payments for stock-based compensation	(5)	(2)
Share of (earnings) losses of affiliates, net	4	(46)
Cash receipts from returns on equity investments	15	13
Realized and unrealized (gains) losses on financial instruments, net	64	178
(Gains) losses on transactions, net	2	(288)
Deferred income tax expense (benefit)	(267)	26
Other, net	14	(25)
Changes in operating assets and liabilities
Current and other assets	248	357
Payables and other liabilities	(385)	(162)
Net cash provided (used) by operating activities	446	730
Cash flows from investing activities:
Cash proceeds from dispositions of investments	1,136	348
Investments in and loans to cost and equity investees	(51)	(108)
Capital expended for property and equipment	(136)	(151)
Purchases of short term and other marketable securities	(1,116)	—
Sales of short term and other marketable securities	444	46
Other investing activities, net	(42)	(40)
Net cash provided (used) by investing activities	235	95
Cash flows from financing activities:
Borrowings of debt	3,094	666
Repayments of debt	(4,397)	(873)
Shares repurchased by subsidiary	(42)	—
Shares issued by subsidiary	19	—
Repurchases of Liberty Interactive common stock	(499)	(637)
Other financing activities, net	(39)	(26)
Net cash provided (used) by financing activities	(1,864)	(870)
Effect of foreign currency exchange rates on cash	(29)	(12)
Net increase (decrease) in cash and cash equivalents	(1,212)	(57)
Cash and cash equivalents at beginning of period	2,660	847
Cash and cash equivalents at end of period	$1,448	790

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2013

	Stockholders' Equity

		Liberty Interactive		Liberty Ventures
							Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2013	$—	5	—	—	—	2,225	148	5,184	4,489	12,051
Net earnings (loss)	—	—	—	—	—	—	—	147	56	203
Other comprehensive earnings (loss)	—	—	—	—	—	—	(93)	—	(21)	(114)
Stock-based compensation	—	—	—	—	—	40	—	—	29	69
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3	—	—	—	3
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(499)	—	—	—	(499)
Shares repurchased by subsidiary	—	—	—	—	—	(16)	—	—	(26)	(42)
Shares issued by subsidiary	—	—	—	—	—	(2)	—	—	21	19
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(25)	(25)
Other	—	—	—	—	—	1	—	—	(1)	—
Balance at June 30, 2013	$—	5	—	—	—	1,752	55	5,331	4,522	11,665

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
The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Certain amounts included in the accompanying financial statements for 2012 have been reclassified and adjusted to conform to the 2013 financial statement presentation. During the current period, due to the increased level of activity, we changed the presentation of Net sales (purchases) of short term investments and other marketable securities to present gross amounts in the consolidated statement of cash flows, in order to conform to GAAP requirements. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2012.
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

In connection with the Split-Off, Liberty entered a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement with the split-off entity (now known as Starz). All of these agreements, with the exception of the Tax Sharing Agreement, were assigned by Starz to LMC in connection with the Spin-Off. The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

and LMC following the Split-Off, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $4 million and $8 million of allocated expenses were reimbursable by Liberty to LMC for the three and six months ended June 30, 2013, respectively, and approximately $2 million and $5 million for the three and six months ended June 30, 2012, respectively. The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Starz and other agreements related to tax matters. With respect to the Split-Off, the IRS has examined the transaction, and during 2012, the IRS and Liberty Interactive entered into a Closing Agreement which provides that the Split-Off qualified for tax-free treatment to Liberty and Starz.   In April 2013, the IRS completed its review of the Spin-Off and notified the parties that it agreed with the nontaxable characterization of the transaction.

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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of TripAdvisor, a

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated subsidiary, and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $857 million (at June 30, 2013). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on video and e-commerce operating businesses and has attributed to it the remainder of Liberty's businesses and assets, including operating subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as interests in HSN, Inc., and cash of approximately $591 million (at June 30, 2013), which includes subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.
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
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to TripAdvisor as discussed below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013		2012
	(amounts in millions)
Operating expense	$5	—	13	—	—
Selling, general and administrative expense	39	18	73		35
	$44	18	86		35
During the six months ended June 30, 2013, Liberty granted, primarily to QVC employees, 4.2 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.16 per share and vest semi-annually over the four year vesting period.
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

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2013	33,839	$16.92	432	$17.92
Granted	4,188	$21.08	—	$—
Exercised	(2,365)	$10.44	—	$—
Forfeited/Cancelled	(450)	$14.58	—	$—
Outstanding at June 30, 2013	35,212	$17.88	432	$17.92
Exercisable at June 30, 2013	14,263	$16.18	432	$17.92

	Liberty Ventures
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2013	1,155	$56.26	22	$46.69
Granted	—	$—	—	$—
Exercised	(84)	$48.58	—	$—
Forfeited/Cancelled	(1)	$43.48	—	$—
Outstanding at June 30, 2013	1,070	$56.87	22	$46.69
Exercisable at June 30, 2013	450	$54.69	22	$46.69
The following table provides additional information about outstanding Awards to purchase Liberty Interactive and Liberty Ventures common stock at June 30, 2013.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	35,212	$17.88	5.3 years	$181,134	14,263	$16.18	4.1 years	$97,735
Series B Liberty Interactive	432	$17.92	1.9 years	$1,819	432	$17.92	1.9 years	$1,819
Series A Liberty Ventures	1,070	$56.87	5.5 years	$30,130	450	$54.69	4.4 years	$13,687
Series B Liberty Ventures	22	$46.69	1.9 years	$827	22	$46.69	1.9 years	$827
As of June 30, 2013, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $143 million, including compensation associated with the option exchange that occured in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

TripAdvisor - Stock-based Compensation
During six months ended June 30, 2013, TripAdvisor issued 1.6 million of primarily service based stock options under their 2011 Incentive Plan with a weighted average estimated grant-date fair value per option of $23.15. As of June 30, 2013, TripAdvisor has 9.0 million options outstanding of which 3.8 million are exercisable. TripAdvisor stock-based compensation for the three and six months ended June 30, 2013 was approximately $14 million and $30 million, respectively. As of June 30, 2013, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $90 million and will be recognized over a weighted average period of approximately 2.9 years.
Additionally, during the six months ended June 30, 2013, TripAdvisor granted 994,000 service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As of June 30, 2013, the total unrecognized compensation cost related to 1 million unvested TripAdvisor RSUs was approximately $41 million and will be recognized over a weighted average period of approximately 3.5 years.
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
Series A and Series B Liberty Interactive Corporation Common Stock
The basic and diluted EPS calculation for Liberty Interactive Corporation prior to the recapitalization is based on the following number of weighted average shares outstanding. Excluded from diluted EPS, for the three and six months ended June 30, 2012, prior to the recapitalization, are 7 million potential common shares because their inclusion would be antidilutive. As discussed in more detail in note 2, Liberty Interactive Corporation common stock was recapitalized through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks during the third quarter of 2012. Therefore, there is no Liberty Interactive Corporation common stock outstanding at June 30, 2013.

	Liberty Interactive Corporation Common Stock
	Three months ended June 30, 2012	Six months ended June 30, 2012
	number of shares in millions
Basic EPS	553	563
Potentially dilutive shares	9	9
Diluted EPS	562	572

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Series A and Series B Liberty Interactive Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive Corporation common stock became a holder of the same number of shares of Liberty Interactive common stock. Excluded from diluted EPS, for the three and six months ended June 30, 2013, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended June 30, 2013	Six months ended June 30, 2013
	number of shares in millions
Basic EPS	523	529
Potentially dilutive shares	8	7
Diluted EPS	531	536
Series A and Series B Liberty Ventures Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive Corporation common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock. Excluded from diluted EPS, for the three and six months ended June 30, 2013, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended June 30, 2013	Six months ended June 30, 2013
	number of shares in millions
Basic EPS	37	37
Potentially dilutive shares	—	—
Diluted EPS	37	37
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$1,087	1,053	34	—
Short term marketable securities	$508	—	508	—
Available-for-sale securities	$1,361	869	492	—
Debt	$1,879	—	1,879	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$112	41	336	181
Exchangeable senior debentures	(106)	(35)	(416)	(217)
Other derivatives (a)	3	(166)	16	(142)
	$9	(160)	(64)	(178)

(a)
In the first quarter of 2012, we entered into a forward contract to sell 12 million Expedia, Inc. shares at approximately $34 per share. The derivative contract was in a liability position in the prior year as the stock price of Expedia, Inc. shares had increased since the inception of the derivative contract and resulted in a recognition of unrealized losses on the contract in the prior year.

(6) Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statements of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considered to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	June 30, 2013	December 31, 2012
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	4	4
Ventures Group
Time Warner Inc. (1)	254	1,042
Time Warner Cable Inc.	615	531
AOL Inc. (1)	—	59
TripAdvisor AFS securities	220	99
Other AFS investments	272	84
Total attributed Ventures Group	1,361	1,815
Consolidated Liberty	$1,365	1,819

(1) Liberty sold 17.4 million shares of Time Warner Inc. and 2 million shares of AOL Inc. for proceeds of $1,099 million during the six months ended June 30, 2013 in connection with the redemption of the 3.125% Exchangeable Senior Debentures, as discussed in note 9.

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at June 30, 2013 and the carrying amount at December 31, 2012:

	June 30, 2013			December 31, 2012
	Percentage ownership	Fair value (Level 1)	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN, Inc.	37%	$1,075	$270	242
Other	various	NA	52	62
Total Interactive Group			322	304
Ventures Group
Expedia, Inc. (1)	17%	1,388	438	431
Other	various	NA	123	116
Total Ventures Group			561	547
Consolidated Liberty			$883	851

(1)
Liberty's 22% owned consolidated subsidiary TripAdvisor, Inc. earned revenue of approximately $54 million and $115 million for the three and six months ended June 30, 2013, respectively, and $56 million and $107 million for the three and six months ended June 30, 2012, respectively, from Expedia, Inc. (TripAdvisor's former parent).

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Interactive Group
HSN, Inc.	$11	9	31	24
Other	(7)	(2)	(11)	(4)
Total Interactive Group	4	7	20	20
Ventures Group
Expedia, Inc.	10	26	(10)	24
TripAdvisor, Inc. (1)	NA	12	NA	23
Other	(7)	(10)	(14)	(21)
Total Ventures Group	3	28	(24)	26
Consolidated Liberty	$7	35	(4)	46

(1)
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor. Following the date of this transaction, TripAdvisor is accounted for as a consolidated subsidiary. See note 1 for additional details of this transaction.

Expedia
Summarized unaudited financial information for Expedia is as follows:
Expedia Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	amounts in millions
Current assets	$3,264	2,615
Property and equipment, net	441	409
Goodwill	3,643	3,016
Intangible assets, net	1,145	821
Other assets	251	224
Total assets	$8,744	7,085
Current liabilities	$4,211	2,982
Deferred income taxes	461	324
Long-term debt	1,249	1,249
Other liabilities	127	128
Redeemable noncontrolling interests	358	13
Noncontrolling interest	110	109
Equity	2,228	2,280
Total liabilities and equity	$8,744	7,085

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Expedia Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Revenue	$1,205	1,040	2,217	$1,856
Cost of revenue	(262)	(230)	(513)	(430)
Gross profit	943	810	1,704	1,426
Selling, general and administrative expenses	(824)	(644)	(1,550)	(1,208)
Amortization	(18)	(9)	(31)	(12)
Restructuring charges and other	(6)	(3)	(134)	(3)
Operating income (loss)	95	154	(11)	203
Interest expense	(21)	(22)	(43)	(43)
Other income (expense), net	14	3	23	2
Income tax (expense) benefit	(25)	(29)	(13)	(34)
Income (loss) from continuing operations	63	106	(44)	128
Earnings (loss) from discontinued operations	—	—	—	(24)
Net earnings (loss)	63	106	(44)	104
Less net earnings (loss) attributable to noncontrolling interests	8	(1)	11	(2)
Net earnings (loss) attributable to Expedia, Inc. shareholders	$71	105	(33)	$102
(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2013	$5,349	558	3,649	9,556
Foreign currency translation adjustments	(64)	—	(3)	(67)
Acquisitions (1)	—	(9)	41	32
Balance at June 30, 2013	$5,285	549	3,687	9,521

(1)
The $41 million increase to TripAdvisor goodwill during the period is primarily attributable to certain acquisitions made by TripAdvisor during the six months ended June 30, 2013 and to a lesser extent certain purchase price allocation adjustments recorded in connection with our acquisition of a controlling interest in TripAdvisor during December 2012.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $196 million and $388 million for the three and six months ended June 30, 2013, respectively, and $109 million and $217 million for the three and six months ended June 30, 2012, respectively. Based on its amortizable intangible assets as of June 30, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2013	$390
2014	$706
2015	$611
2016	$490
2017	$348

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at June 30, 2013	Carrying value
		June 30, 2013	December 31, 2012
	amounts in millions
Interactive Group
5.7% Senior Notes due May 2013	$—	—	240
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	505	501	501
QVC 7.125% Senior Secured Notes due 2017	—	—	500
QVC 7.5% Senior Secured Notes due 2019	769	760	988
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	—
QVC 5.95% Senior Secured Notes due 2043	300	300	—
QVC Bank Credit Facilities	990	990	903
Other subsidiary debt	138	138	125
Total Interactive Group	4,739	4,724	4,542
Ventures Group
3.125% Exchangeable Senior Debentures due 2023	—	—	1,639
4% Exchangeable Senior Debentures due 2029	469	318	311
3.75% Exchangeable Senior Debentures due 2030	460	313	297
3.5% Exchangeable Senior Debentures due 2031	367	310	292
3.25% Exchangeable Senior Debentures due 2031	—	—	391
0.75% Exchangeable Senior Debentures due 2043	850	938	—
TripAdvisor Debt Facilities	385	385	412
Total Ventures Group debt	2,531	2,264	3,342

Total consolidated Liberty debt	$7,270	6,988	7,884
Less current maturities		(1,029)	(1,638)
Total long-term debt		$5,959	6,246
QVC Bank Credit Facilities
On March 1, 2013, QVC entered into an amended and restated syndicated senior secured credit agreement which served to refinance QVC's existing bank credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is a multi-currency facility providing for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit and $1 billion of uncommitted incremental revolving loan commitments or incremental term loans. The loans are scheduled to mature on March 1, 2018. The covenants contained in the Amended and Restated Credit Agreement are substantially similar to those contained in QVC's previously existing bank credit facility. Borrowings under the Amended and Restated Credit Agreement bear interest at either the alternate base rate or LIBOR (based on an interest period selected by QVC of one week, one month, two months, three months or six months, or to the extent available from all lenders, nine months or twelve months) at QVC's election in each case

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

plus a margin. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 1.00% depending on QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (the “consolidated leverage ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 2.00% depending on QVC's consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving facility may be reborrowed. The Amended and Restated Credit Agreement is secured by the stock of QVC. Availability under the QVC Amended and Restated Credit Agreement at June 30, 2013 was $1,010 million. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at June 30, 2013.
QVC Senior Secured Notes
On March 4, 2013, QVC announced the commencement of cash tender offers (the “Offers”) for any and all of its outstanding $500 million in aggregate principal amount of 7.125% senior secured notes due 2017 (the “7.125% Senior Notes”) and up to $250 million in aggregate principal amount of its 7.5% senior secured notes due 2019 (the “7.5% Senior Notes”). The Offer for the 7.125% Senior Notes expired on March 15, 2013, and the Offer for the 7.5% Senior Notes expired on April 1, 2013. Approximately $124 million of the 7.125% Senior Notes were tendered pursuant to the Offers, whereby holders of the 7.125% Senior Notes received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Notes purchased pursuant to the Offers. QVC called the remaining $376 million principal of its 7.125% Senior Notes at $1,035.63 for each $1,000 principal amount of 7.125% Senior Notes on April 17, 2013. Approximately $231 million of the 7.5% Senior Notes were tendered pursuant to the Offers. The total consideration for the 7.5% Senior Notes was $1,120 for each $1,000 principal amount of tendered 7.5% Senior Notes.
On March 18, 2013, QVC completed the offering of $750 million principal amount of new 4.375% senior secured notes due 2023 and $300 million principal amount of new 5.95% senior secured notes due 2043 (collectively, the “Notes”). The Notes are secured by a first-priority lien on QVC's capital stock, pari passu with the Amended and Restated Credit Agreement and QVC's existing notes. The net proceeds from the offering of the Notes were used to fund the Offers, repay outstanding amounts on QVC's existing bank credit facility and, via dividend from QVC, retire Liberty's 5.7% Senior Notes due May 2013, and for general corporate purposes.
As a result of these refinancing transactions, QVC recorded extinguishment losses of $16 million and $57 million for the three and six months ended June 30, 2013, respectively, which is recorded in other, net in the Company's statements of operations.
QVC was in compliance with all of its debt covenants related to its outstanding senior notes at June 30, 2013.
QVC Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps were reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.
Exchangeable Senior Debentures
During the six months ended June 30, 2013, Liberty retired all outstanding 3.25% Exchangeable Senior Debentures due 2031. Liberty paid approximately $414 million to retire the outstanding principal balance.
On April 9, 2013, Liberty's wholly owned subsidiary, Liberty Interactive LLC, called for the redemption of all the outstanding 3.125% Exchangeable Senior Debentures due 2023 ("3.125% Exchangeable Senior Debentures") on May 9, 2013 (the "redemption date"). In accordance with the redemption provisions of the 3.125% Exchangeable Senior Debentures and the related indenture, the 3.125% Exchangeable Senior Debentures were redeemed at a redemption price of approximately $1,667 for each $1,000 principal amount outstanding, which was equal to the sum of (i) the

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

adjusted principal amount of such debenture in effect on the redemption date, (ii) any accrued and unpaid interest on such debenture to the redemption date and (iii) subject to certain conditions, any final period distribution on such debenture. Interest on the debentures ceased accruing on and after the redemption date. Liberty had the option to satisfy the value of the exchange in cash, Time Warner Inc., Time Warner Cable Inc. and AOL, Inc. common stock, or a combination thereof. All of the outstanding 3.125% Exchangeable Senior Debentures were redeemed prior to June 30, 2013, using cash provided by the Debentures (defined below) and cash provided by the sale of shares of Time Warner Inc. and AOL, Inc. common stock.
Also on April 9, 2013, Liberty Interactive LLC, a wholly owned subsidiary Liberty, completed the offer and sale of $850 million aggregate original principal amount of Liberty Interactive LLC's 0.75% Exchangeable Senior Debentures due 2043 (the “Debentures”) in a private placement transaction. The Debentures mature on March 30, 2043. Interest on the Debentures will accrue from April 9, 2013 at an annual rate of 0.75% of the original principal amount of $1,000 per Debenture, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing June 30, 2013. Each $1,000 original principal amount of Debentures is initially exchangeable for a basket of 6.3040 shares of common stock of Time Warner Cable Inc. and 5.1635 shares of common stock of Time Warner Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Time Warner Cable Inc. and Time Warner Inc. (or into which any of those securities may be converted or exchanged). This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a Reference Company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty Interactive LLC, cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as realized and unrealized gains (losses) in the statements of operations.
Other Subsidiary Debt
Other subsidiary debt at June 30, 2013 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2013 is as follows (amounts in millions):

Senior debentures	$835
QVC senior secured notes	$2,854
Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2013.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10) Stockholders' Equity
As of June 30, 2013, Liberty reserved for issuance upon exercise of outstanding stock options approximately 35.2 million shares of Series A Liberty Interactive common stock, 432,000 shares of Series B Liberty Interactive common stock, 1.1 million shares of Series A Liberty Ventures common stock and 22,000 shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of June 30, 2013, no shares of any Series C Liberty Interactive and Liberty Ventures common stock were issued or outstanding.
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
For the six months ended June 30, 2013, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

•
E-commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet. Categories of consumer products include perishable and personal gift offerings (Provide Commerce, Inc.), active lifestyle gear and clothing (Backcountry.com, Inc.), fitness and health goods (Bodybuilding.com, LLC), celebration offerings from invitations to costumes (Celebrate Interactive Holdings LLC) and a drop-ship solutions company (CommerceHub).

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant accounting policies in the annual report on Form 10-K.
Performance Measures

	Six months ended June 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$3,935	838	3,906	828
E-commerce	899	65	773	57
Corporate and other	—	(11)	—	(11)
Total Interactive Group	4,834	892	4,679	874
Ventures Group
TripAdvisor, Inc.	477	222	—	—
Corporate and other	—	(6)	—	(1)
Total Ventures Group	477	216	—	(1)
Consolidated Liberty	$5,311	1,108	4,679	873

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended June 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,961	434	1,974	438
E-commerce	439	26	391	23
Corporate and other	—	(5)	—	(6)
Total Interactive Group	2,400	455	2,365	455
Ventures Group
TripAdvisor, Inc.	247	113	—	—
Corporate and other	—	(3)	—	—
Total Ventures Group	247	110	—	—
Consolidated Liberty	$2,647	565	2,365	455

Other Information

	June 30, 2013
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$12,674	52	75
E-commerce	1,464	—	36
Corporate and other	221	270	—
Total Interactive Group	14,359	322	111
Ventures Group
TripAdvisor	7,404	—	25
Corporate and other	2,673	561	—
Total Ventures Group	10,077	561	25
Inter-group eliminations	(151)	—	—
Consolidated Liberty	$24,285	883	136

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30, 2013		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$565	455	1,108	873
Stock-based compensation	(44)	(18)	(86)	(35)
Depreciation and amortization	(237)	(147)	(467)	(290)
Interest expense	(90)	(107)	(201)	(213)
Share of earnings (loss) of affiliates, net	7	35	(4)	46
Realized and unrealized gains (losses) on financial instruments, net	9	(160)	(64)	(178)
Gains (losses) on dispositions, net	(2)	288	(2)	288
Other, net	(15)	30	(53)	33
Earnings (loss) before income taxes	$193	376	231	524

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	increased digital TV penetration and the impact on channel positioning of our networks;

•	rapid technological changes;

•	if we fail to protect the security of personal information about our customers we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

•	fluctuations in foreign currency exchange rates and political unrest in international markets.
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
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. ("QVC"). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. We also own a controlling interest in TripAdvisor, Inc. ("TripAdvisor"), a separate reportable segment, which is an online travel company that empowers users to plan and maximize their travel experience by aggregating reviews and opinions of members about destinations, accommodations, restaurants and activities throughout the world. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Celebrate Interactive Holdings, LLC ("Celebrate"), Provide Commerce, Inc. ("Provide") and CommerceHub. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. CommerceHub operates a a drop-ship solution which allows different software systems from both sides of the transaction to more easily access the data necessary to fulfill orders.
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $857 million (at June 30, 2013). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide, Backcountry, Bodybuilding, Celebrate and CommerceHub as well as our interest in HSN, Inc. and cash of approximately $591 million (at June 30, 2013), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.

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
Operating Results

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Revenue
Interactive Group
QVC	$1,961	1,974	3,935	3,906
E-commerce	439	391	899	773
Total Interactive Group	2,400	2,365	4,834	4,679
Ventures Group
TripAdvisor	247	—	477	—
Corporate and other	—	—	—	—
Total Ventures Group	247	—	477	—
Consolidated Liberty	$2,647	2,365	5,311	4,679

Adjusted OIBDA
Interactive Group
QVC	$434	438	838	828
E-commerce	26	23	65	57
Corporate and other	(5)	(6)	(11)	(11)
Total Interactive Group	455	455	892	874
Ventures Group
TripAdvisor	113	—	222	—
Corporate and other	(3)	—	(6)	(1)
Total Ventures Group	110	—	216	(1)
Consolidated Liberty	$565	455	1,108	873

Operating Income (Loss)
Interactive Group
QVC	$285	301	545	559
E-commerce	(2)	(1)	17	14
Corporate and other	(15)	(10)	(34)	(24)
Total Interactive Group	268	290	528	549
Ventures Group
TripAdvisor	22	—	37	—
Corporate and other	(6)	—	(10)	(1)
Total Ventures Group	16	—	27	(1)
Consolidated Liberty	$284	290	555	548
Revenue.    Our consolidated revenue increased 11.9% or $282 million and increased 13.5% or $632 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The three month increase was primarily due to the inclusion of TripAdvisor results in the current period ($247 million)and increased revenue at the E-commerce companies ($48 million), partially offset by a decline in QVC revenue of $13 million. The six month increase was primarily due to the inclusion of TripAdvisor results in the current period

($477 million) and increased revenue at QVC ($29 million) and the E-commerce companies ($126 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
Consolidated Adjusted OIBDA increased 24.2% or $110 million and increased 26.9% or $235 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The overall Adjusted OIBDA growth for the three and six months ended June 30, 2013 was primarily due to the inclusion of $113 million and $222 million results from TripAdvisor for the three and six months ended June 30, 2013, respectively, and improvements in the E-commerce results of $3 million and $8 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. QVC results declined $4 million for the three months ended June 30, 2013 as compared to the corresponding period in the prior year. However, QVC results have improved $10 million, for six months ended June 30, 2013, as compared to the corresponding period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $86 million and $35 million of stock-based compensation expense for the six month periods ended June 30, 2013 and 2012, respectively. The increase is primarily a result of the inclusion of $30 million TripAdvisor stock-based compensation during the current period, an increase in corporate stock-based compensation expense of $14 million, and a $6 million increase in QVC stock-based compensation from the same period in the prior year, primarily due to a one-time option exchange for certain officers in December 2012, which increased the amortization of deferred stock compensation.
As of June 30, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $143 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years. Additionally, as of June 30, 2013, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $90 million and will be recognized over a weighted average period of approximately 2.9 years.
Operating income.    Our consolidated operating income decreased 2.1% or $6 million and increased 1.3% or $7 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The overall increase in operating income for the six months ended June 30, 2013 was due to the inclusion of TripAdvisor during the period partially offset by the decline in operating income at QVC and Corporate and other. The decrease in operating income for the three months ended June 30, 2013 was due to the decline in operating income at Corporate and other partially offset by the inclusion of TripAdvisor during the period. The decline in operating results for our operating subsidiaries were attributable to decreased revenue, as described above and in further detail in the "Results of Operations—Businesses," and an increase in stock-based compensation and depreciation and amortization during the period. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other income (expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Interest expense
Interactive Group	$(70)	(80)	(154)	(157)
Ventures Group	(20)	(27)	(47)	(56)
Consolidated Liberty	$(90)	(107)	(201)	(213)

Share of earnings (losses) of affiliates
Interactive Group	$4	7	20	20
Ventures Group	3	28	(24)	26
Consolidated Liberty	$7	35	(4)	46

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$4	11	17	25
Ventures Group	5	(171)	(81)	(203)
Consolidated Liberty	$9	(160)	(64)	(178)

Gains (losses) on transactions, net
Interactive Group	$(1)	—	(1)	—
Ventures Group	(1)	288	(1)	288
Consolidated Liberty	$(2)	288	(2)	288

Other, net
Interactive Group	$(14)	(7)	(54)	(4)
Ventures Group	(1)	37	1	37
Consolidated Liberty	$(15)	30	(53)	33

Consolidated Liberty other income (expense)	$(91)	86	(324)	(24)
Interest expense.    Interest expense decreased for the six months ended June 30, 2013, as compared to the corresponding prior year period. Approximately $8 million of interest expense during the six months ended June 30, 2013 was attributable to TripAdvisor. The decrease in the Ventures Group interest expense, excluding TripAdvisor, is attributable to lower average borrowings on the exchangeable senior debentures during the current period as compared to the corresponding period in the prior year. The slight decrease in interest expense at the Interactive Group is primarily attributable to the retirement of the 5.7% Senior Notes during 2013, partially offset by higher average borrowings at QVC during the current period as compared to the corresponding period in the prior year, at lower average interest rates than borrowings outstanding during the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Interactive Group
HSN, Inc.	$11	9	31	24
Other	(7)	(2)	(11)	(4)
Total Interactive Group	4	7	20	20
Ventures Group
Expedia, Inc.	10	26	(10)	24
TripAdvisor, Inc.	NA	12	NA	23
Other	(7)	(10)	(14)	(21)
Total Ventures Group	3	28	(24)	26
Consolidated Liberty	$7	35	(4)	46
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor. Following the date of this transaction, TripAdvisor is accounted for as a consolidated subsidiary. The decrease in our share of earnings from Expedia was due to increased industry competition and increased sales and marketing costs during the three and six months ended June 30, 2013 and legal reserves and acquisition costs incurred in the three months ended March 31, 2013.

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
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$112	41	336	181
Exchangeable senior debentures	(106)	(35)	(416)	(217)
Other derivatives	3	(166)	16	(142)
	$9	(160)	(64)	(178)

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis. In the first quarter of 2012, we entered into a forward contract to sell 12 million Expedia, Inc. shares at approximately $34 per share. The derivative contract was in a liability position in the prior period as the stock price of Expedia, Inc. shares had increased since the inception of the derivative contract and resulted in a recognition of unrealized losses on the contract in the prior period.

Gains (losses) on dispositions, net. In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on dispositions, net in the statement of operations.

Other, net. QVC retired approximately $731 million of its senior secured notes during the six months ended June 30, 2013. The notes were redeemed at a premium which resulted in an approximate $57 million loss on the extinguishment of such instruments, primarily due to premiums paid for the redemptions.

Income taxes.    We had an income tax expense of $43 million and $28 million for the three and six months ended June 30, 2013, respectively. Tax expense was lower than the U.S. statutory tax rate of 35% primarily due to tax credits generated by our alternative energy investments and earnings in foreign jurisdictions subject to tax rates lower than the U.S. statutory tax rate.
Net earnings.    We had net earnings of $150 million and $249 million for the three month periods ended June 30, 2013 and 2012, respectively, and net earnings of $203 million and $354 million for the six month periods ended June 30, 2013 and 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
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
As of June 30, 2013, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
As of June 30, 2013, Liberty had a cash balance of $1,448 million, $391 million of cash was held by foreign subsidiaries, and additional sources of liquidity of $1,361 million of Fair Value Option securities. To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. We have borrowing capacity of $1,010 million under the QVC credit facility at June 30, 2013. The Company has a controlling interest in TripAdvisor which has significant operating cash flows, although due to TripAdvisor being a separate public company and the significant noncontrolling interest, we do not have ready access to such cash flows. As of June 30, 2013, TripAdvisor had a cash balance of $200 million.
Additionally, our operating businesses have provided, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended June 30,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$446	730
Net cash provided (used) by investing activities	$235	95
Net cash provided (used) by financing activities	$(1,864)	(870)

During the six months ended June 30, 2013, Liberty's primary uses of cash were $4,397 million of repayments on outstanding debt, net purchases of short term and other marketable securities of $672 million and $499 million of Series A Liberty Interactive common stock repurchases. These activities were funded primarily from borrowings of $3,094 million, cash from the sale of investments of $1,136 million, cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the continued capital improvement spending of approximately $250 million in capital expenditures for the remainder of the year, approximately $150 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 2.2 million shares of Series A Liberty Interactive common stock for $52 million through July 31, 2013) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity, in future periods will be sufficient to fund projected uses of cash.

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
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Net revenue	$1,961	1,974	3,935	3,906
Costs of goods sold	1,227	1,234	2,479	2,464
Gross profit	734	740	1,456	1,442
Operating expenses:
Operating	171	176	344	351
SG&A expenses (excluding stock‑based compensation)	129	126	274	263
Adjusted OIBDA	434	438	838	828
Stock-based compensation	9	8	19	13
Depreciation	33	33	63	64
Amortization of intangible assets	107	96	211	192
Operating income	$285	301	545	559

Net revenue was generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
QVC-U.S.	$1,312	1,280	2,609	2,520
QVC-Japan	260	310	516	599
QVC-Germany	207	210	457	457
QVC-U.K.	153	156	293	296
QVC-Italy	29	18	60	34
Consolidated QVC	$1,961	1,974	3,935	3,906

QVC's consolidated net revenue decreased 0.7% and increased 0.7% during the three and six month periods ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue was primarily comprised of $60 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $24 million due to an increase in estimated product returns, primarily in Japan and Germany, due in part to a greater mix of apparel products that return at higher rates. These amounts were partially offset by $38 million due to a 1.7% increase in average selling price per unit (“ASP”) and $36 million due to a 1.6% increase in units sold. The six month increase in net revenue was primarily comprised of $132 million due to a 3.0% increase in ASP and $49 million due to a 1.1% increase in units sold. These amounts were partially offset by $103 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $45 million due to an increase in estimated product returns, primarily in Japan and Germany, due in part to a greater mix of apparel products that return at higher rates.

During the three and six month periods ended June 30, 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	2.5%	2.5%	3.5%	3.5%
QVC-Japan	(16.1)%	3.1%	(13.9)%	3.2%
QVC-Germany	(1.4)%	(3.2)%	—%	(1.1)%
QVC-U.K.	(1.9)%	1.5%	(1.0)%	1.4%
QVC-Italy	61.1%	58.8%	76.5%	72.8%

QVC-U.S.' growth in net revenue for the three months ended June 30, 2013 was primarily due to a 2.8% increase in ASP, partially offset by a 0.9% decrease in units shipped. QVC-U.S.' shipped sales increased mainly due to growth in the beauty and home categories. QVC-U.S.' growth in net revenue for the six months ended June 30, 2013 was primarily due to a 4.5% increase in ASP, partially offset by a 1.1% decrease in units shipped. QVC-U.S.' shipped sales increased mainly due to growth in the beauty and electronics categories. For the three and six month periods ended June 30, 2013, QVC-Japan's shipped sales growth in local currency was primarily related to the apparel category, which was somewhat offset by an increase in estimated product returns. For the three and six month periods ended June 30, 2013, QVC-Germany's shipped sales in local currency increased mainly due to greater apparel and accessories sales, which was more than offset by an increase in estimated product returns, primarily in apparel, but also across other categories. For the three and six month periods ended June 30, 2013, QVC-U.K.'s shipped sales growth in local currency was primarily related to the home and beauty categories. For the three and six month periods ended June 30, 2013, QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.
QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and growth in sales to existing customers and new customers as a result of expansion of the programming reach of QVC-Japan and QVC-Italy. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.
QVC's gross profit percentage was 37.4% and 37.0% for the three and six month periods ended June 30, 2013, respectively, compared to 37.5% and 36.9% for the three and six month periods ended June 30, 2012, respectively. The gross profit percentages remained relatively consistent for both periods presented compared to the prior year.
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $5 million or 2.8% and $7 million or 2.0% for the three and six month periods ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 30, 2013, the decrease was primarily due to a $6 million benefit of exchange rates, offset by a $1 million increase in credit card fees primarily as a result of the sales increase in the U.S. For the six months ended June 30, 2013, the decrease was primarily due to an $11 million benefit of exchange rates, offset by a $4 million increase in credit card fees primarily as a result of the sales increase in the U.S.
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased from 6.4% to 6.6% and increased from 6.7% to 7.0% as a percentage of net revenue for the three and six month periods ended June 30, 2013, respectively. SG&A expenses increased $3 million and $11 million for the three and six month periods ended June 30, 2013, respectively, due to a variety of factors.
For the three months ended June 30, 2013, the change was primarily due to a $6 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., a $3 million decrease in credit card income due to increased reserve requirements associated with the U.S. regulatory environment and an increase of $2 million in U.S. franchise taxes. These amounts were offset by a $4 million decrease in rent expense primarily related to lease cancellation costs in the U.K. that were incurred in the prior year related to QVC-U.K.'s move to its new headquarters as well as a $4 million benefit of exchange rates. For the six months ended June 30, 2013, the change was primarily due to a $20 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., and to a lesser extent, in Germany. This amount was offset by a $3 million decrease in rent expense primarily related to lease cancellation costs in the U.K. that were incurred in the prior year related to QVC-U.K.'s move to its new headquarters as well as a $7 million benefit of exchange rates.

Depreciation and amortization consisted of the following:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	2013	2012	2013	2012
	amounts in millions
Affiliate agreements	$37	38	75	76
Customer relationships	43	43	86	86
Acquisition related amortization	80	81	161	162
Property, plant and equipment	33	33	63	64
Software amortization	17	12	36	24
Channel placement amortization and related expenses	10	3	14	6
Total depreciation and amortization	$140	129	274	256

E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding, Celebrate and CommerceHub. Revenue for the E-commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the e-commerce businesses' revenue. Revenue increased $48 million and $126 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. Such increases were the result of increased marketing efforts driving additional traffic, greater conversion resulting from investments in site optimization, increased shipping charges, and broader inventory offerings, partially offset in the three months ended by the shift in the Easter holiday falling during the first quarter of 2013 (which typically is a second quarter holiday). Adjusted OIBDA for the E-commerce businesses increased $3 million and $8 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year representing 5.9% and 7.2% of revenue for the three and six months ended June 30, 2013, respectively, as compared to 5.9% and 7.4% for the three and six months ended June 30, 2012, respectively. The slight decrease in adjusted OIBDA as a percentage of revenue for the six months ended June 30, 2013 as compared to the corresponding period in the prior year was primarily due to an inventory reserve adjustment at one of our subsidiaries and lower product margins as a result of product discounts and promotions. Operating income decreased $1 million for the three months ended June 30, 2013 and increased $3 million for the six months ended June 30, 2013, compared to the corresponding periods in the prior year periods, due to the items discussed above that impacted both adjusted OIBDA and operating income as well as greater amortization and depreciation and stock compensation expense, as compared to the corresponding prior period.
TripAdvisor, Inc. TripAdvisor is an online travel company, providing comprehensive travel planning resources. TripAdvisor's travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through their TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of their travel advertisers allowing travelers to directly book their travel arrangements. In addition to the TripAdvisor brand, they manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. TripAdvisor derives substantially all of its revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, they earn revenue through a combination of subscription-

based offerings from their Business Listings and Vacation Rental products, transaction revenue from selling room nights on their transactional sites including SniqueAway and Tingo, and other revenue including licensing their content to third-parties.

On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest) for $300 million along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction, we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. Accordingly, TripAdvisor is included as a consolidated subsidiary in Liberty's results with 78% of TripAdvisor's net income (loss) eliminated through the noncontrolling interest line item. Prior to the acquisition of our controlling interest we maintained an investment in TripAdvisor accounted for using the equity method. For comparison purposes we are presenting TripAdvisor's stand alone results, prior to any purchase accounting adjustments, in the current year for an understanding of the operations of TripAdvisor. We presented the purchase accounting adjustments below to reconcile to the results reported by Liberty during the three and six months ended June 30, 2013. As discussed above, in the prior period TripAdvisor was treated as an equity method affiliate, so the results reported below by TripAdvisor were not reported in the Liberty consolidated results. Instead, we recorded our share of TripAdvisor's earnings in the share of earnings (loss) of affiliates, net line item in the statement of operations.

TripAdvisor's stand alone revenue, Adjusted OIBDA and operating income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Revenue	$247	197	477	381
Adjusted OIBDA	113	97	222	181
Operating income as reported by TripAdvisor	94	84	182	157
Adjustments for purchase accounting (1)	(72)	—	(145)	—
Operating income as reported by Liberty	$22	84	37	157

(1)	Purchase accounting adjustments primarily relate to the amortization of certain customer relationships and other intangibles recognized at the acquisition date in December 2012.

TripAdvisor's revenue included $54 million and $56 million of related-party revenue with Expedia, Inc. (TripAdvisor's former parent), which we account for as an equity method affiliate, for the three months ended June 30, 2013 and 2012, respectively, and $115 million and $107 million for the six months ended June 30, 2013 and 2012, respectively.

Revenue growth in 2013 was primarily the result of increased traffic from hotel shoppers which resulted in greater revenue associated with click-based advertising that was delivered to TripAdvisor partners partially offset by lower revenue per hotel shopper. Adjusted OIBDA as a percentage of revenue has been slightly decreasing, as compared to the prior periods presented, due to investments in technology, increased spending in paid search and brand advertising costs, increased social media spending and increased spending in general and administrative costs as a result of the separate public company structure. TripAdvisor continues to make technology changes and has been investing in metasearch technology. This metasearch technology is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. The implementation of this functionality provides a better user experience while delivering more valuable leads to advertising partners, however at a lower volume per session.  Over time, these higher converting leads are expected to generate higher pricing with TripAdvisor's customers which it expects will offset the anticipated decrease in volume. It is anticipated that the conversion to metasearch technology will continue to negatively impact revenue growth over the balance of the year.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2013, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$990	1.7%	$2,899	6.0%
Corporate and other	$58	2.6%	$792	8.3%
Liberty Ventures
TripAdvisor	$385	2.2%	$—	—%
Corporate and other	$—	—%	$2,146	2.6%
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
At June 30, 2013, the fair value of our AFS equity securities was $1,365 million. Had the market price of such securities been 10% lower at June 30, 2013, the aggregate value of such securities would have been $137 million lower. Our investments in Expedia and HSN, Inc., are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $2,463 million at June 30, 2013 and had the market price of such securities been 10% lower at June 30, 2013, the aggregate value of such securities would have been $246 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and increases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.
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
Item 4.Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
A summary of the repurchase activity for the three months ended June 30, 2013 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 3, 2013	3,839,555	$20.66	3,839,555	$929 million
May 1 - 31, 2013	2,915,642	$22.28	2,915,642	$864 million
June 1 - 30, 2013	4,555,400	$22.61	4,555,400	$761 million
Total	11,310,597		11,310,597

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: August 6, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: August 6, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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