Form 10-Q
period 2013-09-30
Liberty Interactive Corp
filed 2013-11-05
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2013 was:

	Series A	Series B
Liberty Interactive common stock	479,504,070	28,891,103
Liberty Ventures common stock	35,351,097	1,442,689

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2013	December 31, 2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$981	2,660
Trade and other receivables, net of allowance for doubtful accounts of $82 million and $79 million	954	1,201
Inventory, net	1,328	1,106
Short term marketable securities (note 5)	552	186
Other current assets	152	105
Total current assets	3,967	5,258
Investments in available-for-sale securities and other cost investments (note 6)	1,343	1,819
Investments in affiliates, accounted for using the equity method (note 7)	1,225	851
Property and equipment, at cost	2,201	2,170
Accumulated depreciation	(995)	(935)
	1,206	1,235
Intangible assets not subject to amortization (note 8):
Goodwill	9,553	9,556
Trademarks	4,350	4,324
	13,903	13,880
Intangible assets subject to amortization, net (note 8)	2,624	3,117
Other assets, at cost, net of accumulated amortization	102	95
Total assets	$24,370	26,255

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	September 30, 2013	December 31, 2012
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$682	719
Accrued liabilities	794	918
Current portion of debt (note 9)	1,366	1,638
Deferred income tax liabilities	942	912
Other current liabilities	210	302
Total current liabilities	3,994	4,489
Long-term debt, including $2,236 million and $2,930 million measured at fair value (note 9)	5,668	6,246
Deferred income tax liabilities	2,894	3,209
Other liabilities	255	260
Total liabilities	12,811	14,204
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 483,312,332 shares at September 30, 2013 and 516,009,627 shares at December 31, 2012	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,893,353 shares at September 30, 2013 and 28,942,403 shares at December 31, 2012	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 35,351,042 shares at September 30, 2013 and 35,355,434 shares at December 31, 2012	—	—
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 1,442,689 shares at September 30, 2013 and 1,446,916 shares at December 31, 2012	—	—
Additional paid-in capital	1,478	2,225
Accumulated other comprehensive earnings (loss), net of taxes	126	148
Retained earnings	5,444	5,184
Total stockholders' equity	7,053	7,562
Noncontrolling interests in equity of subsidiaries	4,506	4,489
Total equity	11,559	12,051
Commitments and contingencies (note 11)
Total liabilities and equity	$24,370	26,255

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Revenue:
Net retail sales	$2,245	2,196	7,079	6,875
Other revenue	255	—	732	—
Total revenue	2,500	2,196	7,811	6,875
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,437	1,407	4,511	4,361
Operating, including stock-based compensation (note 3)	246	201	733	608
Selling, general and administrative, including stock-based compensation (note 3)	358	213	1,086	693
Impairment of intangible assets	19	39	19	39
Depreciation and amortization	235	147	702	437
	2,295	2,007	7,051	6,138
Operating income	205	189	760	737
Other income (expense):
Interest expense	(87)	(111)	(288)	(324)
Share of earnings (losses) of affiliates, net (note 7)	29	43	25	89
Realized and unrealized gains (losses) on financial instruments, net (note 5)	15	(160)	(49)	(338)
Gains (losses) on transactions, net	—	—	(2)	288
Other, net	3	(2)	(50)	31
	(40)	(230)	(364)	(254)
Earnings (loss) before income taxes	165	(41)	396	483
Income tax (expense) benefit	(34)	15	(62)	(155)
Net earnings (loss)	131	(26)	334	328
Less net earnings (loss) attributable to the noncontrolling interests	18	15	74	44
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$113	(41)	260	284
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	(31)	NA	294
Liberty Interactive common stock	$77	38	281	38
Liberty Ventures common stock	36	(48)	(21)	(48)
	$113	(41)	260	284

	(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (Continued) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions, except per share amounts
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive Corporation common stock	NA	(0.06)	NA	0.53
Series A and Series B Liberty Interactive common stock	$0.15	0.07	0.54	0.07
Series A and Series B Liberty Ventures common stock	$1.00	(1.66)	(0.58)	(1.66)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive Corporation common stock	NA	(0.06)	NA	0.52
Series A and Series B Liberty Interactive common stock	$0.15	0.07	0.53	0.07
Series A and Series B Liberty Ventures common stock	$0.97	(1.60)	(0.57)	(1.60)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Net earnings (loss)	$131	(26)	334	328
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	74	35	(39)	(1)
Unrealized holding gains (losses) arising during the period	1	—	—	—
Share of other comprehensive earnings (losses) of equity affiliates	—	1	—	—
Other comprehensive earnings (loss)	75	36	(39)	(1)
Comprehensive earnings (loss)	206	10	295	327
Less comprehensive earnings (loss) attributable to the noncontrolling interests	22	18	57	41
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$184	(8)	238	286
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	(17)	NA	277
Liberty Interactive common stock	$145	57	256	57
Liberty Ventures common stock	39	(48)	(18)	(48)
	$184	(8)	238	286

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Nine months ended September 30,
	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$334	328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	702	437
Stock-based compensation	124	53
Cash payments for stock-based compensation	(8)	(9)
Share of (earnings) losses of affiliates, net	(25)	(89)
Cash receipts from returns on equity investments	25	21
Realized and unrealized (gains) losses on financial instruments, net	49	338
(Gains) losses on transactions, net	2	(288)
Impairment of intangible assets	19	39
Deferred income tax expense (benefit)	(271)	(34)
Other, net	72	(22)
Changes in operating assets and liabilities
Current and other assets	15	162
Payables and other liabilities	(287)	8
Net cash provided (used) by operating activities	751	944
Cash flows from investing activities:
Cash proceeds from dispositions of investments	1,136	348
Investments in and loans to cost and equity investees	(371)	(192)
Capital expended for property and equipment	(217)	(237)
Purchases of short term and other marketable securities	(1,388)	—
Sales of short term and other marketable securities	725	46
Other investing activities, net	(53)	(40)
Net cash provided (used) by investing activities	(168)	(75)
Cash flows from financing activities:
Borrowings of debt	3,718	2,043
Repayments of debt	(5,052)	(1,238)
Shares repurchased by subsidiary	(142)	—
Shares issued by subsidiary	24	—
Repurchases of Liberty Interactive common stock	(750)	(690)
Other financing activities, net	(39)	(30)
Net cash provided (used) by financing activities	(2,241)	85
Effect of foreign currency exchange rates on cash	(21)	(8)
Net increase (decrease) in cash and cash equivalents	(1,679)	946
Cash and cash equivalents at beginning of period	2,660	847
Cash and cash equivalents at end of period	$981	1,793

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2013

	Stockholders' Equity

		Liberty Interactive		Liberty Ventures
							Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2013	$—	5	—	—	—	2,225	148	5,184	4,489	12,051
Net earnings (loss)	—	—	—	—	—	—	—	260	74	334
Other comprehensive earnings (loss)	—	—	—	—	—	—	(22)	—	(17)	(39)
Stock-based compensation	—	—	—	—	—	68	—	—	35	103
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3	—	—	—	3
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(750)	—	—	—	(750)
Shares repurchased by subsidiary	—	—	—	—	—	(61)	—	—	(81)	(142)
Shares issued by subsidiary	—	—	—	—	—	(7)	—	—	31	24
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(25)	(25)
Balance at September 30, 2013	$—	5	—	—	—	1,478	126	5,444	4,506	11,559

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

In connection with the Split-Off, Liberty entered a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement with the split-off entity (now known as Starz). All of these agreements, with the exception of the Tax Sharing Agreement, were assigned by Starz to LMC in connection with the Spin-Off. The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

and LMC following the Split-Off, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $4 million and $12 million of allocated expenses were reimbursable by Liberty to LMC for the three and nine months ended September 30, 2013, respectively, and approximately $4 million and $9 million for the three and nine months ended September 30, 2012, respectively. The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Starz and other agreements related to tax matters. With respect to the Split-Off, the IRS has examined the transaction, and during 2012, the IRS and Liberty Interactive entered into a Closing Agreement which provides that the Split-Off qualified for tax-free treatment to Liberty and Starz.   In April 2013, the IRS completed its review of the Spin-Off and notified the parties that it agreed with the nontaxable characterization of the transaction.

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

Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive 1 share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Right Start and Evite along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it Liberty's subsidiary QVC, Inc. and an approximate 38% interest in HSN, Inc. ("HSNi"), along with cash and certain liabilities.

Additionally, Liberty announced that its board has also authorized management to pursue a plan to spin-off to holders of its Liberty Ventures Group tracking stock shares of a newly formed company (the “Trip spin-off”) to be called Liberty TripAdvisor Holdings ("Trip Holdings"). Trip Holdings would be comprised of, among other things, Liberty's 22% economic and 57% voting interest in TripAdvisor, as well as Liberty's BuySeasons business, which is currently a part of Liberty's subsidiary Celebrate Interactive, LLC ("Celebrate Interactive"). BuySeasons would be reattributed from the Liberty Interactive Group to the Liberty Ventures Group prior to the Trip spin-off (or, if following the Recapitalization, from the new Liberty Digital Commerce Group to the Liberty Ventures Group) and cash equal to the fair market value of BuySeasons would be reattributed from the Liberty Ventures Group to the Liberty Interactive Group. The Evite business, also currently a part of Celebrate Interactive, would remain at Liberty attributed to the Liberty Interactive Group (or, assuming the completion of the Recapitalization, the new Liberty Digital Commerce

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Group). In the Trip spin-off, record holders of Series A and Series B Liberty Ventures common stock would receive 1 share of the corresponding series of Trip Holdings common stock for each share of the Liberty Ventures common stock held by them as of a to-be-determined record date.

The Recapitalization and the Trip spin-off will be subject to various conditions. The Recapitalization is subject to the requisite approval of the holders of Liberty Interactive common stock and Liberty Ventures common stock at a stockholders' meeting and the receipt of the opinion of tax counsel. The Trip spin-off is intended to be tax-free to stockholders of Liberty and its completion is conditioned upon the receipt of an IRS private letter ruling and an opinion of tax counsel. Subject to the satisfaction of these conditions and final board consideration and approval, the Recapitalization and Trip spin-off are expected to occur in the first half of 2014. However, neither the Recapitalization nor the Trip spin-off is conditioned on the other, and no assurance can be given as to which transaction will occur first, if at all.

(2)   Tracking Stocks

On August 9, 2012, Liberty completed the approved recapitalization (the "2012 recapitalization") of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. In the 2012 recapitalization, each holder of Liberty Interactive Corporation common stock remained a holder of the same amount and series of Liberty Interactive common stock and received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash issued in lieu of fractional shares of Liberty Ventures common stock.
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of TripAdvisor, a consolidated subsidiary, and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $526 million (at September 30, 2013). The Ventures Group also has attributed to it certain liabilities related to our corporate indebtedness (see note 9) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on video and e-commerce operating businesses and has attributed to it the remainder of Liberty's businesses and assets, including operating subsidiaries QVC, Inc. ("QVC"), Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as interests in HSN, Inc., and cash of approximately $455 million (at September 30, 2013), which includes subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well certain liabilities related to our corporate indebtedness (see note 9) and certain deferred tax liabilities.

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
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to TripAdvisor as discussed below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013		2012
	(amounts in millions)
Operating expense	$7	—	20	—	—
Selling, general and administrative expense	31	18	104		53
	$38	18	124		53
During the nine months ended September 30, 2013, Liberty granted, primarily to QVC employees, 4.2 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.16 per share and vest semi-annually over the 4 year vesting period.
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

	Liberty Interactive
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2013	33,839	$16.92	432	$17.92
Granted	4,188	$21.08	—	$—
Exercised	(3,836)	$12.84	—	$—
Forfeited/Cancelled	(544)	$15.00	—	$—
Outstanding at September 30, 2013	33,647	$17.93	432	$17.92
Exercisable at September 30, 2013	14,055	$16.17	432	$17.92

	Liberty Ventures
	Series A (000's)	WAEP	Series B (000's)	WAEP
Outstanding at January 1, 2013	1,155	$56.26	22	$46.69
Granted	—	$—	—	$—
Exercised	(98)	$48.81	—	$—
Forfeited/Cancelled	(1)	$43.48	—	$—
Outstanding at September 30, 2013	1,056	$56.96	22	$46.69
Exercisable at September 30, 2013	444	$54.82	22	$46.69
The following table provides additional information about outstanding Awards to purchase Liberty Interactive and Liberty Ventures common stock at September 30, 2013.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Interactive	33,647	$17.93	5.1 years	$186,764	14,055	$16.17	4.1 years	$102,874
Series B Liberty Interactive	432	$17.92	1.7 years	$2,523	432	$17.92	1.7 years	$2,523
Series A Liberty Ventures	1,056	$56.96	5.0 years	$32,988	444	$54.82	4.2 years	$14,835
Series B Liberty Ventures	22	$46.69	1.7 years	$931	22	$46.69	1.7 years	$931
As of September 30, 2013, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $125 million, including compensation associated with the option exchange that occured in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

TripAdvisor - Stock-based Compensation
During the nine months ended September 30, 2013, TripAdvisor issued 2.8 million of primarily service based stock options under their 2011 Incentive Plan with a weighted average estimated grant-date fair value per option of $28.11. As of September 30, 2013, TripAdvisor has 9.7 million options outstanding of which 3.5 million are exercisable. TripAdvisor stock-based compensation for the three and nine months ended September 30, 2013 was approximately $14 million and $44 million, respectively. As of September 30, 2013, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $112 million and will be recognized over a weighted average period of approximately 3.5 years.
Additionally, during the nine months ended September 30, 2013, TripAdvisor granted 1.1 million service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As of September 30, 2013, the total unrecognized compensation cost related to 1.1 million unvested TripAdvisor RSUs was approximately $39 million and will be recognized over a weighted average period of approximately 3.3 years.
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
Series A and Series B Liberty Interactive Corporation Common Stock
The basic and diluted EPS calculation for Liberty Interactive Corporation prior to the recapitalization is based on the following number of weighted average shares outstanding. Excluded from diluted EPS, for the three and nine months ended September 30, 2012, prior to the 2012 recapitalization, are 7 million potential common shares because their inclusion would be antidilutive. As discussed in more detail in note 2, Liberty Interactive Corporation common stock was recapitalized through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks during the third quarter of 2012. Therefore, there is no Liberty Interactive Corporation common stock outstanding at September 30, 2013.

	Liberty Interactive Corporation Common Stock
	July 1, 2012 through August 9, 2012	January 1, 2012 through August 9, 2012
	number of shares in millions
Basic EPS	542	559
Potentially dilutive shares	10	9
Diluted EPS	552	568

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Series A and Series B Liberty Interactive Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive Corporation common stock became a holder of the same number of shares of Liberty Interactive common stock. Excluded from diluted EPS, for the three and nine months ended September 30, 2013, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended September 30, 2013	Nine months ended September 30, 2013	August 9, 2012 through September 30, 2012
	number of shares in millions
Basic EPS	513	524	542
Potentially dilutive shares	10	8	10
Diluted EPS	523	532	552
Series A and Series B Liberty Ventures Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive Corporation common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock. Excluded from diluted EPS, for the three and nine months ended September 30, 2013, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended September 30, 2013	Nine months ended September 30, 2013	August 9, 2012 through September 30, 2012
	number of shares in millions
Basic EPS	36	36	29
Potentially dilutive shares	1	1	1
Diluted EPS	37	37	30
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$600	600	—	—
Short term marketable securities	$552	—	552	—
Available-for-sale securities	$1,339	899	440	—
Debt	$2,236	—	2,236	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$31	237	367	418
Exchangeable senior debentures	(15)	(293)	(431)	(510)
Other derivatives (a)	(1)	(104)	15	(246)
	$15	(160)	(49)	(338)

(a)
In the first quarter of 2012, we entered into a forward contract to sell 12 million Expedia, Inc. shares at approximately $34 per share. The derivative contract was in a liability position in the prior year as the stock price of Expedia, Inc. shares had increased since the inception of the derivative contract and resulted in a recognition of unrealized losses on the contract in the prior year. The contract was settled during the fourth quarter of 2012.

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
Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	September 30, 2013	December 31, 2012
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	4	4
Ventures Group
Time Warner Inc. (1)	289	1,042
Time Warner Cable Inc.	610	531
AOL Inc. (1)	—	59
TripAdvisor AFS securities	164	99
Other AFS investments	276	84
Total attributed Ventures Group	1,339	1,815
Consolidated Liberty	$1,343	1,819

(1) Liberty sold 17.4 million shares of Time Warner Inc. and 2.0 million shares of AOL Inc. for proceeds of $1,099 million during the three months ended June 30, 2013 in connection with the redemption of the 3.125% Exchangeable Senior Debentures, as discussed in note 9.

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at September 30, 2013 and the carrying amount at December 31, 2012:

	September 30, 2013			December 31, 2012
	Percentage ownership	Fair value (Level 1)	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN, Inc.	38%	$1,073	$283	242
Other	various	NA	52	62
Total Interactive Group			335	304
Ventures Group
Expedia, Inc. (1)	17%	1,196	465	431
Other (2)	various	NA	425	116
Total Ventures Group			890	547
Consolidated Liberty			$1,225	851

(1)	Liberty's 22% owned consolidated subsidiary TripAdvisor, Inc. earned revenue of approximately $56 million and $171 million for the three and nine months ended September 30, 2013,

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

respectively, and $57 million and $164 million for the three and nine months ended September 30, 2012, respectively, from Expedia, Inc. (TripAdvisor's former parent).

(2)
Liberty invested $300 million in a solar energy plant on September 30, 2013. Liberty expects to receive a portion of the initial investment back within a year as the entity expects to receive grant proceeds and other favorable tax attributes once the solar plant is operational. Similar to some of Liberty's other alternative energy investments, the Company expects to record the Company's share of losses of the solar plant initially but expects to record the impacts of favorable tax attributes (primarily accelerated depreciation) as a current tax benefit with an offsetting deferred tax expense in the tax expense (benefit) line item in the Statement of Operations.

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Interactive Group
HSN, Inc.	$15	10	46	34
Other	(2)	(4)	(13)	(8)
Total Interactive Group	13	6	33	26
Ventures Group
Expedia, Inc.	27	41	17	65
TripAdvisor, Inc. (1)	NA	10	NA	33
Other	(11)	(14)	(25)	(35)
Total Ventures Group	16	37	(8)	63
Consolidated Liberty	$29	43	25	89

(1)
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor. Following the date of this transaction, TripAdvisor is accounted for as a consolidated subsidiary. See note 1 for additional details of this transaction.

(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2013	$5,349	558	3,649	9,556
Foreign currency translation adjustments	(29)	—	—	(29)
Acquisitions (1)	—	(10)	36	26
Balance at September 30, 2013	$5,320	548	3,685	9,553

(1)
The $36 million increase to TripAdvisor goodwill during the period is primarily attributable to certain acquisitions made by TripAdvisor during the nine months ended September 30, 2013 and to a lesser extent

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

certain purchase price allocation adjustments recorded in connection with our acquisition of a controlling interest in TripAdvisor during December 2012.
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $201 million and $589 million for the three and nine months ended September 30, 2013, respectively, and $114 million and $331 million for the three and nine months ended September 30, 2012, respectively. Based on its amortizable intangible assets as of September 30, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2013	$207
2014	$738
2015	$637
2016	$520
2017	$366

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at September 30, 2013	Carrying value
		September 30, 2013	December 31, 2012
	amounts in millions
Interactive Group
5.7% Senior Notes due May 2013	$—	—	240
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	505	501	501
1% Exchangeable Senior Debentures due 2043	400	413	—
QVC 7.125% Senior Secured Notes due 2017	—	—	500
QVC 7.5% Senior Secured Notes due 2019	769	760	988
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	—
QVC 5.95% Senior Secured Notes due 2043	300	300	—
QVC Bank Credit Facilities	673	673	903
Other subsidiary debt	153	153	125
Total Interactive Group	4,837	4,835	4,542
Ventures Group
3.125% Exchangeable Senior Debentures due 2023	—	—	1,639
4% Exchangeable Senior Debentures due 2029	439	277	311
3.75% Exchangeable Senior Debentures due 2030	439	276	297
3.5% Exchangeable Senior Debentures due 2031	363	308	292
3.25% Exchangeable Senior Debentures due 2031	—	—	391
0.75% Exchangeable Senior Debentures due 2043	850	962	—
TripAdvisor Debt Facilities	376	376	412
Total Ventures Group debt	2,467	2,199	3,342

Total consolidated Liberty debt	$7,304	7,034	7,884
Less current classification		(1,366)	(1,638)
Total long-term debt		$5,668	6,246
QVC Bank Credit Facilities
On March 1, 2013, QVC entered into an amended and restated syndicated senior secured credit agreement which served to refinance QVC's existing bank credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is a multi-currency facility providing for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit and $1 billion of uncommitted incremental revolving loan commitments or incremental term loans. The loans are scheduled to mature on March 1, 2018. The covenants contained in the Amended and Restated Credit Agreement are substantially similar to those contained in QVC's previously existing bank credit facility. Borrowings under the Amended and Restated Credit Agreement bear interest at either the alternate

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

base rate or LIBOR (based on an interest period selected by QVC of one week, one month, two months, three months or six months, or to the extent available from all lenders, nine months or twelve months) at QVC's election in each case plus a margin. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 1.00% depending on QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (the “consolidated leverage ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 2.00% depending on QVC's consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving facility may be reborrowed. The Amended and Restated Credit Agreement is secured by the stock of QVC. Availability under the QVC Amended and Restated Credit Agreement at September 30, 2013 was $1,327 million. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at September 30, 2013.
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
As a result of these refinancing transactions, QVC recorded extinguishment losses of $57 million for the nine months ended September 30, 2013, which is recorded in other, net in the Company's statements of operations.
QVC was in compliance with all of its debt covenants related to its outstanding senior notes at September 30, 2013.
QVC Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps were reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.
Interactive Exchangeable Senior Debentures
On September 9, 2013, Liberty LLC, a wholly owned subsidiary of Liberty, issued $400 million aggregate original principal amount of the 1% Exchangeable Senior Debentures due 2043 (the "HSNi Exchangeables"). The HSNi Exchangeables mature on September 30, 2043 and interest on the HSNi Exchangeables accrues at an annual rate of 1% of the original principal amount of $1,000 per debenture, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2013. Each $1,000 original principal amount

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

of HSNi Exchangeables is initially exchangeable for 13.4580 shares of common stock of HSNi (the "HSNi Reference Shares").
Each of the HSNi Exchangeables is exchangeable at the option of the holder after the calendar quarter ending March 31, 2014, upon achieving certain trading prices of the underlying HSNi Reference Shares. Upon exchange, holders of HSNi Exchangeables will be entitled to receive the HSNi Reference Shares attributable to such HSNi Exchangeables or, at the election of Liberty LLC, cash or a combination of HSNi Reference Shares and cash having a value equal to such HSNi Reference Shares. For purposes of the HSNi Exchangeables, Liberty LLC is treated as an affiliate of HSNi under the Securities Act. Therefore, for as long as Liberty LLC is treated as an affiliate of HSNi for purposes of the HSNi Exchangeables, any reference shares consisting of HSNi common stock (or common stock of any other reference company of which Liberty LLC is treated as an affiliate for purposes of the HSNi Exchangeables) delivered by Liberty LLC upon exchange or purchase of a HSNi Exchangeables will be "restricted securities" under the Securities Act and subject to restrictions on transfer. Liberty LLC may deliver HSNi Reference Shares upon exchange or purchase of the HSNi Exchangeables only if (1) permitted under certain contractual arrangements between the Company and HSNi and (2) such Reference Shares would be freely transferable by the holders of the HSNi Reference Shares (other than by affiliates of HSNi) under the Securities Act, or if not freely transferable, there is at that time an effective registration statement under a registration rights agreement that Liberty LLC has with HSNi (or such other Reference Company) pursuant to which the recipients of such HSNi Reference Shares may sell those shares in a registered transaction under the Securities Act.
Liberty LLC will make an additional distribution on the HSNi Exchangeables if HSNi makes a distribution of cash (an “Excess Regular Cash Dividend”) in excess of the regular quarterly cash dividend of $0.18, currently paid by the HSNi, securities (other than publicly traded common equity securities) or other property with respect to the HSNi Reference Shares. The principal amount of the HSNi Exchangeables will not be reduced by any amount we pay that corresponds to any Excess Regular Cash Dividends on the HSNi Reference Shares.
On October 5, 2016, Liberty LLC may, at its option, redeem the HSNi Exchangeables, in whole or in part, in each case at a redemption price, in cash, equal to the adjusted principal amount of the HSNi Exchangeables plus accrued and unpaid interest to the date of redemption plus any final period distribution. Additionally, as of such date, holders may tender HSNi Exchangeables for purchase by Liberty LLC, at a purchase price equal to the adjusted principal amount plus accrued and unpaid interest to the purchase date plus any final period distribution. Liberty LLC may pay the purchase price, at its election, in cash or through delivery of HSNi Reference Shares (subject to the restrictions discussed previously ) having a value equal to the purchase price or a combination of HSNi Reference Shares and cash. If Liberty LLC makes a partial redemption, HSNi Exchangeables in an aggregate original principal amount of at least $100 million must remain outstanding.
Due to the restrictions on the delivery of HSNi shares and exchangeability of the debentures at the option of the holder beyond March 31, 2014, Liberty has classified the HSNi Exchangeables as a current liability in the Balance Sheet. Liberty has elected to account for the HSNi Exchangeables using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations.
Ventures Exchangeable Senior Debentures
During the nine months ended September 30, 2013, Liberty retired all outstanding 3.25% Exchangeable Senior Debentures due 2031. Liberty paid approximately $414 million to retire the outstanding principal balance.
On April 9, 2013, Liberty's wholly owned subsidiary, Liberty Interactive LLC, called for the redemption of all the outstanding 3.125% Exchangeable Senior Debentures due 2023 ("3.125% Exchangeable Senior Debentures") on May 9, 2013 (the "redemption date"). In accordance with the redemption provisions of the 3.125% Exchangeable Senior Debentures and the related indenture, the 3.125% Exchangeable Senior Debentures were redeemed at a redemption price of approximately $1,667 for each $1,000 principal amount outstanding, which was equal to the sum of (i) the adjusted principal amount of such debenture in effect on the redemption date, (ii) any accrued and unpaid interest on such debenture to the redemption date and (iii) subject to certain conditions, any final period distribution on such

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

debenture. Interest on the debentures ceased accruing on and after the redemption date. Liberty had the option to satisfy the value of the exchange in cash, Time Warner Inc., Time Warner Cable Inc. and AOL, Inc. common stock, or a combination thereof. All of the outstanding 3.125% Exchangeable Senior Debentures were redeemed prior to June 30, 2013, using cash provided by the Debentures (defined below) and cash provided by the sale of shares of Time Warner Inc. and AOL, Inc. common stock.
Also on April 9, 2013, Liberty Interactive LLC, a wholly owned subsidiary Liberty, completed the offer and sale of $850 million aggregate original principal amount of Liberty Interactive LLC's 0.75% Exchangeable Senior Debentures due 2043 (the “Debentures”) in a private placement transaction. The Debentures mature on March 30, 2043. Interest on the Debentures will accrue from April 9, 2013 at an annual rate of 0.75% of the original principal amount of $1,000 per Debenture, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing June 30, 2013. Each $1,000 original principal amount of Debentures is initially exchangeable for a basket of 6.3040 shares of common stock of Time Warner Cable Inc. and 5.1635 shares of common stock of Time Warner Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Time Warner Cable Inc. and Time Warner Inc. (or into which any of those securities may be converted or exchanged). This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a Reference Company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty Interactive LLC, cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations.
Other Subsidiary Debt
Other subsidiary debt at September 30, 2013 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2013 are as follows (amounts in millions):

Senior debentures	$837
QVC senior secured notes	$2,828
Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2013.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10) Stockholders' Equity
As of September 30, 2013, Liberty reserved for issuance upon exercise of outstanding stock options approximately 33.6 million shares of Series A Liberty Interactive common stock, 432,000 shares of Series B Liberty Interactive common stock, 1.1 million shares of Series A Liberty Ventures common stock and 22,000 shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of September 30, 2013, no shares of any Series C Liberty Interactive and Liberty Ventures common stock were issued or outstanding.
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

For the nine months ended September 30, 2013, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2012.
Performance Measures

	Nine months ended September 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$5,882	1,246	5,824	1,225
E-commerce	1,197	60	1,051	61
Corporate and other	—	(18)	—	(16)
Total Interactive Group	7,079	1,288	6,875	1,270
Ventures Group
TripAdvisor, Inc.	732	326	—	—
Corporate and other	—	(9)	—	(4)
Total Ventures Group	732	317	—	(4)
Consolidated Liberty	$7,811	1,605	6,875	1,266

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended September 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,947	408	1,918	397
E-commerce	298	(5)	278	4
Corporate and other	—	(7)	—	(5)
Total Interactive Group	2,245	396	2,196	396
Ventures Group
TripAdvisor, Inc.	255	104	—	—
Corporate and other	—	(3)	—	(3)
Total Ventures Group	255	101	—	(3)
Consolidated Liberty	$2,500	497	2,196	393

Other Information

	September 30, 2013
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$12,811	52	122
E-commerce	1,229	—	56
Corporate and other	444	283	—
Total Interactive Group	14,484	335	178
Ventures Group
TripAdvisor	7,325	—	39
Corporate and other	2,716	890	—
Total Ventures Group	10,041	890	39
Inter-group eliminations	(155)	—	—
Consolidated Liberty	$24,370	1,225	217

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30, 2013		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$497	393	1,605	1,266
Stock-based compensation	(38)	(18)	(124)	(53)
Impairment of intangible assets	(19)	(39)	(19)	(39)
Depreciation and amortization	(235)	(147)	(702)	(437)
Interest expense	(87)	(111)	(288)	(324)
Share of earnings (loss) of affiliates, net	29	43	25	89
Realized and unrealized gains (losses) on financial instruments, net	15	(160)	(49)	(338)
Gains (losses) on dispositions, net	—	—	(2)	288
Other, net	3	(2)	(50)	31
Earnings (loss) before income taxes	$165	(41)	396	483

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the proposed creation of the QVC Group and Liberty Digital Commerce Group tracking stocks; the proposed spin-off of our interest in TripAdvisor, Inc.; revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. ("QVC"). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. We also own a controlling interest in TripAdvisor, Inc. ("TripAdvisor"), a separate reportable segment, which is an online travel company that empowers users to plan and maximize their travel experience by aggregating reviews and opinions of members about destinations, accommodations, restaurants and activities throughout the world. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Celebrate Interactive Holdings, LLC ("Celebrate"), Provide Commerce, Inc. ("Provide") and CommerceHub. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. CommerceHub operates a drop-ship solution which allows different software systems from both sides of the transaction to more easily access the data necessary to fulfill orders.
Our "Corporate and Other" category includes our corporate ownership interests in other unconsolidated businesses and corporate expenses. We hold ownership interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc. and Tree.com, Inc. which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc. and Time Warner Cable Inc., which are accounted for at their respective fair market values and are included in "Corporate and Other."
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $526 million (at September 30, 2013). The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide, Backcountry, Bodybuilding, Celebrate and CommerceHub as well as our interest in HSN, Inc. and cash of approximately $455 million (at September 30, 2013), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities.
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
Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Revenue
Interactive Group
QVC	$1,947	1,918	5,882	5,824
E-commerce	298	278	1,197	1,051
Total Interactive Group	2,245	2,196	7,079	6,875
Ventures Group
TripAdvisor	255	—	732	—
Corporate and other	—	—	—	—
Total Ventures Group	255	—	732	—
Consolidated Liberty	$2,500	2,196	7,811	6,875

Adjusted OIBDA
Interactive Group
QVC	$408	397	1,246	1,225
E-commerce	(5)	4	60	61
Corporate and other	(7)	(5)	(18)	(16)
Total Interactive Group	396	396	1,288	1,270
Ventures Group
TripAdvisor	104	—	326	—
Corporate and other	(3)	(3)	(9)	(4)
Total Ventures Group	101	(3)	317	(4)
Consolidated Liberty	$497	393	1,605	1,266

Operating Income (Loss)
Interactive Group
QVC	$259	260	804	819
E-commerce	(46)	(56)	(29)	(42)
Corporate and other	(14)	(11)	(48)	(35)
Total Interactive Group	199	193	727	742
Ventures Group
TripAdvisor	11	—	48	—
Corporate and other	(5)	(4)	(15)	(5)
Total Ventures Group	6	(4)	33	(5)
Consolidated Liberty	$205	189	760	737
Revenue.    Our consolidated revenue increased 13.8% or $304 million and increased 13.6% or $936 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The three month increase was primarily due to the inclusion of TripAdvisor results in the current period

($255 million) and increased revenue at QVC ($29 million) and the E-commerce companies ($20 million). The nine month increase was primarily due to the inclusion of TripAdvisor results in the current period ($732 million) and increased revenue at the E-commerce companies ($146 million) and QVC ($58 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
Consolidated Adjusted OIBDA increased 26.5% or $104 million and increased 26.8% or $339 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The overall Adjusted OIBDA growth for the three and nine months ended September 30, 2013 was primarily due to the inclusion of $104 million and $326 million results from TripAdvisor for the three and nine months ended September 30, 2013, respectively, and increased QVC results of $11 million and $21 million, for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding period in the prior year. These increases were offset slightly by a decline in the E-commerce results of $9 million and $1 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $124 million and $53 million of stock-based compensation expense for the nine month periods ended September 30, 2013 and 2012, respectively. The increase is primarily a result of the inclusion of $44 million in TripAdvisor stock-based compensation during the current period, an increase in corporate stock-based compensation expense of $18 million, and an $8 million increase in QVC stock-based compensation from the same period in the prior year, primarily due to a one-time option exchange for certain officers in December 2012, which increased the amortization of deferred stock compensation.
As of September 30, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $125 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.3 years. Additionally, as of September 30, 2013, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $112 million and will be recognized over a weighted average period of approximately 3.5 years.
Operating income.    Our consolidated operating income increased 8.5% or $16 million and increased 3.1% or $23 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The overall increase in operating income for the nine months ended September 30, 2013 was due to the inclusion of TripAdvisor during the period partially offset by the decline in operating income at QVC and Corporate and other. The decrease in operating income for the three months ended September 30, 2013 was due to the decline in operating income at Corporate and other partially offset by the inclusion of TripAdvisor during the period. The decline in operating results for our operating subsidiaries was attributable to decreased revenue, as described above and in further detail in the "Results of Operations—Businesses," and an increase in stock-based compensation and depreciation and amortization during the period. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other income (expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Interest expense
Interactive Group	$(70)	(84)	(224)	(241)
Ventures Group	(17)	(27)	(64)	(83)
Consolidated Liberty	$(87)	(111)	(288)	(324)

Share of earnings (losses) of affiliates
Interactive Group	$13	6	33	26
Ventures Group	16	37	(8)	63
Consolidated Liberty	$29	43	25	89

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(18)	14	(1)	39
Ventures Group	33	(174)	(48)	(377)
Consolidated Liberty	$15	(160)	(49)	(338)

Gains (losses) on transactions, net
Interactive Group	$—	—	(1)	—
Ventures Group	—	—	(1)	288
Consolidated Liberty	$—	—	(2)	288

Other, net
Interactive Group	$(1)	—	(55)	(4)
Ventures Group	4	(2)	5	35
Consolidated Liberty	$3	(2)	(50)	31

Consolidated Liberty other income (expense)	$(40)	(230)	(364)	(254)
Interest expense.    Interest expense decreased for the three and nine months ended September 30, 2013, as compared to the corresponding periods in the prior year. Approximately $11 million of interest expense during the nine months ended September 30, 2013 was attributable to TripAdvisor. The decrease in the Ventures Group interest expense, excluding TripAdvisor, is attributable to lower average borrowings on the exchangeable senior debentures during the current year as compared to the corresponding periods in the prior year. The slight decrease in interest expense at the Interactive Group is primarily attributable to the retirement of the 5.7% Senior Notes during 2013, partially offset by higher average borrowings at QVC during the current year as compared to the corresponding period in the prior year, at lower average interest rates than borrowings outstanding during the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Interactive Group
HSN, Inc.	$15	10	46	34
Other	(2)	(4)	(13)	(8)
Total Interactive Group	13	6	33	26
Ventures Group
Expedia, Inc.	27	41	17	65
TripAdvisor, Inc.	NA	10	NA	33
Other	(11)	(14)	(25)	(35)
Total Ventures Group	16	37	(8)	63
Consolidated Liberty	$29	43	25	89
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, and obtained voting control of TripAdvisor. Following the date of this transaction, TripAdvisor is accounted for as a consolidated subsidiary. The decrease in our share of earnings from Expedia was primarily due to a decrease in our ownership percentage, as compared to the prior year, as well as a decline in results at Expedia which was the result of increased industry competition, increased sales and marketing costs and legal reserves and acquisition costs during the nine months ended September 30, 2013.

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
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$31	237	367	418
Exchangeable senior debentures	(15)	(293)	(431)	(510)
Other derivatives	(1)	(104)	15	(246)
	$15	(160)	(49)	(338)

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis. In the first quarter of 2012, we entered into a forward contract to sell 12 million Expedia, Inc. shares at approximately $34 per share. The derivative contract was in a liability position in the prior period as the stock price of Expedia, Inc. shares had increased since the inception of the derivative contract and resulted in a recognition of unrealized losses on the contract in the prior period. The contract was settled during the fourth quarter of 2012.

Gains (losses) on dispositions, net. In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor, Inc. for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on dispositions, net in the statement of operations.

Other, net. QVC retired approximately $731 million of its senior secured notes during the nine months ended September 30, 2013. The notes were redeemed at a premium which resulted in an approximate $57 million loss on the extinguishment of such instruments, primarily due to premiums paid for the redemptions. Liberty's other debt instruments retired during the period are fair value instruments and the change in value is recorded through the unrealized gain loss line item in the Statement of Operations during each reporting period. This results in no gain or loss on extinguishment as the value has already been recorded through the Statement of Operations prior to retirement.

Income taxes.    We had an income tax expense of $34 million and $62 million for the three and nine months ended September 30, 2013, respectively. Tax expense was lower than the U.S. statutory tax rate of 35% primarily due to tax credits and favorable tax attributes generated by our alternative energy investments and earnings in foreign jurisdictions subject to tax rates lower than the U.S. statutory tax rate.
Net earnings.    We had net earnings of $131 million and a net loss of $26 million for the three month periods ended September 30, 2013 and 2012, respectively, and net earnings of $334 million and $328 million for the nine month periods ended September 30, 2013 and 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
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
As of September 30, 2013, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.
As of September 30, 2013, Liberty's liquidity position consisted of the following:

	Cash and Cash Equivalents	Marketable securities	Fair Value Option AFS Securities
	amounts in millions
QVC	$369	—	—
E-commerce	69	—	—
Corporate and other	17	—	—
Total Interactive Group	455	—	—
TripAdvisor	276	156	164
Corporate and other	250	396	1,175
Total Ventures Group	526	552	1,339
Total Liberty	$981	552	1,339
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, we have borrowing capacity of $1,327 million under the QVC credit facility at September 30, 2013. The Company has a controlling interest in

TripAdvisor which has significant operating cash flows, although due to TripAdvisor being a separate public company and the significant noncontrolling interest, we do not have ready access to such cash flows. As of September 30, 2013, TripAdvisor and QVC had approximately $406 million of cash and cash equivalents held in foreign subsidiaries.
Additionally, our operating businesses have provided, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended September 30,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$751	944
Net cash provided (used) by investing activities	$(168)	(75)
Net cash provided (used) by financing activities	$(2,241)	85
During the nine months ended September 30, 2013, Liberty's primary uses of cash were $5,052 million of repayments on outstanding debt, net purchases of short term and other marketable securities of $663 million and repurchases of Series A Liberty Interactive common stock of $750 million. These activities were funded primarily from borrowings of $3,718 million, cash from the sale of investments of $1,136 million, cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the continued capital improvement spending of approximately $125 million in capital expenditures for the remainder of the year, approximately $50 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 3.9 million shares of Series A Liberty Interactive common stock for $104 million through October 31, 2013) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours a day and recorded programming for 9 hours a day. This joint venture is being accounted for as an equity method investment.
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Net revenue	$1,947	1,918	5,882	5,824
Costs of goods sold	1,222	1,216	3,701	3,680
Gross profit	725	702	2,181	2,144
Operating expenses:
Operating	176	171	520	522
SG&A expenses (excluding stock-based compensation)	141	134	415	397
Adjusted OIBDA	408	397	1,246	1,225
Stock-based compensation	10	8	29	21
Depreciation	26	28	89	92
Amortization of intangible assets	113	101	324	293
Operating income	$259	260	804	819

Net revenue was generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
QVC-U.S.	$1,303	1,237	3,912	3,757
QVC-Japan	236	301	752	900
QVC-Germany	224	211	681	668
QVC-U.K.	156	149	449	445
QVC-Italy	28	20	88	54
Consolidated QVC	$1,947	1,918	5,882	5,824

QVC's consolidated net revenue increased 1.5% and 1.0% during the three and nine month periods ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was primarily comprised of $58 million due to a 2.6% increase in average selling price per unit (“ASP”) and $49 million due to a 2.3% increase in units shipped. These amounts were partially offset by $50 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $27 million due to an increase in estimated product returns, primarily in the U.S., Japan and Germany. The increase in the U.S. was primarily due to sales volume and the increases in Japan and Germany were due, in part, to a greater mix of apparel products that return at higher rates than other categories and higher return rates within this category. The nine month increase in net revenue was primarily comprised of $189 million due to a 2.9% increase in ASP and $97 million due to a 1.5% increase in units shipped. These amounts were partially offset by $153 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $72 million due to an increase in estimated product returns, primarily in Japan and Germany, due in part to a greater mix of apparel products that return at higher rates than other categories as well as higher return rates within this category.
During the three and nine month periods ended September 30, 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	5.3%	5.3%	4.1%	4.1%
QVC-Japan	(21.6)%	(1.4)%	(16.4)%	1.7%
QVC-Germany	6.2%	0.2%	1.9%	(0.7)%
QVC-U.K.	4.7%	6.9%	0.9%	3.3%
QVC-Italy	40.0%	26.9%	63.0%	55.0%

QVC-U.S.' growth in net revenue for the three months ended September 30, 2013 was primarily due to a 4.8% increase in ASP and a 0.7% increase in units shipped. QVC-U.S.' growth in net revenue for the nine months ended September 30, 2013 was primarily due to a 4.6% increase in ASP, partially offset by a 0.5% decrease in units shipped. For both periods, QVC-U.S.' shipped sales increased mainly due to growth in the beauty, home and accessories categories. For the three and nine month periods ended September 30, 2013, the decline at QVC-Japan was primarily due to a decrease in accessories shipped sales and an increase in estimated product returns, offset by shipped sales growth in the apparel category. For the three months ended September 30, 2013, QVC-Germany's shipped sales in local currency increased mainly due to greater apparel and home sales, offset by a decrease in jewelry and beauty as well as an increase in estimated product returns. For the nine months ended September 30, 2013, QVC-Germany's shipped sales in local currency increased mainly due to greater apparel and accessories sales, offset by a decrease in jewelry and an increase in estimated product returns. For the three and nine month periods ended September 30, 2013, QVC-U.K.'s shipped sales growth in local currency was primarily related to the home category, while the three month period also had greater accessories sales. For the three and nine month periods ended September 30, 2013, QVC-Italy's sales consisted primarily of home, beauty and apparel products.
QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms and additions of new customers from households already receiving QVC's television programming. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.

QVC's gross profit percentage was 37.2% and 37.1% for the three and nine month periods ended September 30, 2013, respectively, compared to 36.6% and 36.8% for the three and nine month periods ended September 30, 2012, respectively. For the three months ended September 30, 2013, the increase in the gross profit percentage was primarily due to higher product margins in the U.S. and U.K. The gross profit percentage remained relatively consistent for the nine month period presented compared to the prior year.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $5 million or 2.9% and decreased $2 million or 0.4% for the three and nine month periods ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. For the three months ended September 30, 2013, the increase was primarily due to an $8 million increase in commissions expense and a $2 million increase in credit card fees, offset by a $6 million benefit of exchange rates. For the nine months ended September 30, 2013, the decrease was primarily due to a $16 million benefit of exchange rates, offset by a $10 million increase in commissions expense and a $5 million increase in credit card fees. For both periods, the increase in commissions expense was primarily due to the sales increase in the U.S. and additional programming distribution expenses in Japan and the increase in credit card fees was primarily the result of the sales increase in the U.S.
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased from 7.0% to 7.2% and increased from 6.8% to 7.1% as a percentage of net revenue for the three and nine month periods ended September 30, 2013, respectively. SG&A expenses increased $7 million and $18 million for the three and nine month periods ended September 30, 2013, respectively, due to a variety of factors.
For the three months ended September 30, 2013, the change was primarily due to an $8 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., Japan and the U.K. and $6 million primarily due to information technology and related expenses in Germany and the U.K. These amounts were offset by a $3 million benefit of exchange rates and a $2 million decrease in marketing expenses, primarily in Italy. For the nine months ended September 30, 2013, the change was primarily due to a $22 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S. and the U.K. and $10 million primarily due to information technology and related expenses in Germany and the U.K. These amounts were offset by a $10 million benefit of exchange rates and a $5 million decrease in U.S. franchise and sales tax expenses.
Depreciation and amortization consisted of the following:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	2013	2012	2013	2012
	amounts in millions
Affiliate agreements	$38	37	113	113
Customer relationships	43	42	129	128
Acquisition related amortization	81	79	242	241
Property, plant and equipment	26	28	89	92
Software amortization	25	16	61	40
Channel placement amortization and related expenses	7	6	21	12
Total depreciation and amortization	$139	129	413	385

In regards to software amortization, during the third quarter of 2013, the amortization of certain capitalized software in Germany, the UK and Italy was accelerated in the amount of $6 million.
E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding, Celebrate and CommerceHub. Revenue for the E-commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays. Revenue increased $20 million and $146 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. Such increases were the result of increased marketing efforts driving additional traffic, investments in site optimization, increased shipping charges and broader inventory offerings. Additionally, the increased revenue was partially driven by the selling of product at a discount to continue to manage inventory to appropriate levels. Adjusted OIBDA for the E-commerce businesses decreased $9 million and $1 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year representing 1.7% and 5.0% of revenue for the three and nine months ended September 30, 2013, respectively, as compared to 1.4% and 5.8% for the three and nine months ended September 30, 2012, respectively. The decrease in adjusted OIBDA as a percentage of revenue for the nine months ended September 30, 2013 as compared to the corresponding period in the prior year was primarily due to an inventory reserve adjustment at one of our subsidiaries, lower product margins as a result of continued product discounts and promotions and increased credit card chargebacks. Operating loss decreased $10 million and $13 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in the prior year. The decrease in Operating loss, as compared to the corresponding prior periods, was primarily attributable to less significant impairments during the current year. In the prior year the Celebrate retail business' goodwill was impaired for approximately $39 million and during the current year $19 million of intangible assets were impaired for the Gifts website. Adjusting for the impairments in both years, Operating loss for the three and nine months ended September 30, 2013 actually increased by $10 million and $7 million, respectively. The items discussed above, that impacted adjusted OIBDA, also contributed to the increased the E-commerce businesses Operating loss, on an adjusted basis, as well as higher amortization and depreciation and stock compensation during the periods.
TripAdvisor, Inc. TripAdvisor is an online travel company, providing comprehensive travel planning resources. TripAdvisor's travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through their TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of their travel advertisers allowing travelers to directly book their travel arrangements. In addition to the TripAdvisor brand, they manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. TripAdvisor derives substantially all of its revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, they earn revenue through a combination of subscription-based offerings from their Business Listings and Vacation Rental products, transaction revenue from selling room nights on their transactional sites including SniqueAway and Tingo, and other revenue including licensing their content to third-parties. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through their website and their public filings.

On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest) for $300 million along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction, we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. Accordingly, TripAdvisor is included as a consolidated subsidiary in Liberty's results with 78% of TripAdvisor's net income (loss) eliminated through the noncontrolling interest line item. Prior to the acquisition of our controlling interest we maintained an investment in TripAdvisor accounted for using the equity method. For comparison purposes we are presenting TripAdvisor's stand alone results, prior to any purchase accounting adjustments, in the current year for an understanding of the operations of TripAdvisor. We presented the purchase accounting adjustments below to reconcile to the results reported by Liberty during the three and nine months ended September 30, 2013. As discussed above, in the prior period TripAdvisor was treated as an equity method affiliate, so the results reported below by TripAdvisor were not reported in the Liberty consolidated results. Instead, we recorded our share of TripAdvisor's earnings in the share of earnings (loss) of affiliates, net line item in the statement of operations.

TripAdvisor's stand alone revenue, Adjusted OIBDA and operating income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Revenue	$255	213	732	594
Adjusted OIBDA	104	107	326	288
Operating income as reported by TripAdvisor	84	92	266	249
Adjustments for purchase accounting (1)	(73)	NA	(218)	NA
Operating income as reported by Liberty	$11	NA	48	NA

(1)	Purchase accounting adjustments primarily relate to the amortization of certain customer relationships and other intangibles recognized at the acquisition date in December 2012.

TripAdvisor's revenue included $56 million and $57 million of related-party revenue with Expedia, Inc. (TripAdvisor's former parent), which we account for as an equity method affiliate, for the three months ended September 30, 2013 and 2012, respectively, and $171 million and $164 million for the nine months ended September 30, 2013 and 2012, respectively.

Revenue growth in 2013 was primarily the result of increased traffic from hotel shoppers which resulted in greater revenue associated with click-based advertising that was delivered to TripAdvisor partners partially offset by lower revenue per hotel shopper, primarily due to a combination of lower user conversion related to TripAdvisor's transition to hotel metasearch and increased traffic from smartphones and international shoppers which currently have a lower monetization rate. Adjusted OIBDA as a percentage of revenue has been slightly decreasing, as compared to the prior periods presented, due to investments in technology, increased spending in paid search and brand advertising costs, increased social media spending and increased spending in general and administrative costs as a result of the separate public company structure. TripAdvisor continues to make technology changes and has been investing in metasearch technology. This metasearch technology is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. The implementation of this functionality provides a better user experience while delivering more valuable leads to advertising partners, however at a lower volume per session.  Over time, these higher converting leads are expected to generate higher pricing with TripAdvisor's customers which it expects will offset the anticipated decrease in volume. It is anticipated that the conversion to metasearch technology will continue to negatively impact revenue growth over the balance of the year.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2013, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$673	2.0%	$2,899	6.0%
Corporate and other	$66	2.5%	$1,199	5.9%
Liberty Ventures
TripAdvisor	$376	2.7%	$—	—%
Corporate and other	$—	—%	$2,091	2.5%
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
At September 30, 2013, the fair value of our AFS equity securities was $1,343 million. Had the market price of such securities been 10% lower at September 30, 2013, the aggregate value of such securities would have been $134 million lower. Our investments in Expedia and HSN, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $2,269 million at September 30, 2013 and had the market price of such securities been 10% lower at September 30, 2013, the aggregate value of such securities would have been $227 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and increases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.
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
Item 4.Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
A summary of the repurchase activity for the three months ended September 30, 2013 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	2,171,200	$23.77	2,171,200	$709 million
August 1 - 31, 2013	3,571,100	$23.20	3,571,100	$626 million
September 1 - 30, 2013	4,946,300	$23.64	4,946,300	$509 million
Total	10,688,600		10,688,600

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10.1	Amendment, effective August 5, 2013, to the Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan, as amended and restated effective November 7, 2011.*
10.2	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan.*
10.3	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2000 Incentive Plan, as amended and restated effective November 7, 2011.*
10.4	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2007 Incentive Plan, as amended and restated effective November 7, 2011.*
10.5	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2010 Incentive Plan, as amended and restated effective November 7, 2011.*
10.6	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2012 Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: November 5, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 5, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10.1	Amendment, effective August 5, 2013, to the Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan, as amended and restated effective November 7, 2011.*
10.2	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan.*
10.3	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2000 Incentive Plan, as amended and restated effective November 7, 2011.*
10.4	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2007 Incentive Plan, as amended and restated effective November 7, 2011.*
10.5	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2010 Incentive Plan, as amended and restated effective November 7, 2011.*
10.6	Amendment, effective as of August 5, 2013, to the Liberty Interactive Corporation 2012 Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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