Form 10-K
period 2013-12-31
Liberty Interactive Corp
filed 2014-02-28
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of Liberty Interactive Corporation common stock, as of the closing of trading on the last trading day prior to June 30, 2013, was approximately $14.1 billion.
The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2014 was:

	Series A	Series B
Liberty Interactive common stock	469,105,835	28,884,103
Liberty Ventures common stock	35,381,940	1,442,689
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY INTERACTIVE CORPORATION
2013 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-17
Item 1B.	Unresolved Staff Comments	I-33
Item 2.	Properties	I-33
Item 3.	Legal Proceedings	I-33
Item 4.	Mine Safety Disclosures	I-33

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑5
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑22
Item 8.	Financial Statements and Supplementary Data	II-23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-23
Item 9A.	Controls and Procedures	II-23
Item 9B.	Other Information	II-23

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	III‑1
Item 11.	Executive Compensation	III‑1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III‑1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III‑1
Item 14.	Principal Accountant Fees and Services	III‑1

Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

PART I.

Item 1. Business.

(a)    General Development of Business

Liberty Interactive Corporation ("Liberty", formerly known as Liberty Media Corporation) owns interests in subsidiaries and other companies which are primarily engaged in the video and on-line commerce industries. Through our subsidiaries and affiliates, we operate in North America, Europe and Asia. Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), TripAdvisor, Inc. ("TripAdvisor"), Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, Inc. ("Bodybuilding"), and Celebrate Interactive Holdings, LLC ("Celebrate") and our equity affiliates Expedia, Inc. ("Expedia") and HSN, Inc. ("HSN").

On September 23, 2011, we completed a split-off (the "LMC Split-Off") of our wholly owned subsidiary, Liberty Media Corporation ("LMC" and formerly known as Liberty CapStarz, Inc. and prior thereto Liberty Splitco, Inc.). The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock for the common stock of LMC. At the time of the LMC Split-Off, LMC owned all the businesses, assets and liabilities previously attributed to our former Capital and Starz tracking stock groups. Following the LMC Split-Off, Liberty and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

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

Recent Developments

On October 10, 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize its Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. The Digital Commerce Group would have attributed to it Liberty's subsidiaries Provide Commerce, Backcountry.com, Bodybuilding.com, CommerceHub, Right Start and Evite, which is currently a part of Liberty's subsidiary Celebrate (as described below), along with cash and certain liabilities. The QVC Group, which is currently known as the Interactive Group, would have attributed to it Liberty’s subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities. Additionally, on October 10, 2013, Liberty announced that its board has also authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of a newly formed company to be called Liberty TripAdvisor Holdings (“Trip Holdings”). Trip Holdings would be comprised of, among other things, Liberty’s 22% economic and 57% voting interest in TripAdvisor, as well as the Celebrate retail business, which is currently a part of Celebrate, and an anticipated initial corporate level net debt balance of $350 million. Management continues to review the proposed restructurings and no assurance can be given as to when or if either such transaction will be completed.

QuickLinks -- Click here to rapidly navigate through this document

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at QVC, Inc.; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic to our businesses' websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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

•	rapid technological changes;

•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

•	fluctuations in foreign currency exchange rates and political unrest in international markets.

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

QuickLinks -- Click here to rapidly navigate through this document

(b)    Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 19 to our consolidated financial statements found in Part II of this report.

(c)    Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments:

Consolidated Subsidiaries
QVC, Inc.
TripAdvisor, Inc. (Nasdaq:TRIP)
Provide Commerce, Inc.
Backcountry.com, Inc.
Bodybuilding.com, LLC
Celebrate Interactive Holdings, LLC
CommerceHub

Equity Method Investments
Expedia, Inc. (Nasdaq:EXPE)
HSN, Inc. (Nasdaq:HSNI)
Interval Leisure Group, Inc. (Nasdaq:IILG)
Tree.com, Inc. (Nasdaq:TREE)

QuickLinks -- Click here to rapidly navigate through this document

QVC, Inc.

QVC, Inc. ("QVC"), a wholly-owned subsidiary, markets and sells a wide variety of consumer products primarily through live televised shopping programs distributed to approximately 296 million (including the joint venture in China as discussed below in further detail) worldwide households each day and via its websites and other interactive media, including QVC.com. The name, QVC, stands for “Quality, Value and Convenience,” which is what QVC strives to deliver to its customers. QVC's operating strategy is to create a premier multimedia lifestyle brand and shopping destination for its customers, further penetrate its core customer base, generate new customers, enhance our programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2013, approximately 92% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months, respectively). In the same period, QVC attracted approximately 3.1 million new customers. QVC's global e-commerce operation comprised $3.2 billion, or 38%, of its consolidated net revenue for the year ended December 31, 2013.

QVC markets its products in an engaging, entertaining format primarily through live television programs and interactive features on its websites. In the U.S., QVC distributes its programming live 24 hours per day, 7 days per week and presents on average almost 900 products every week. Internationally, QVC distributes live programming 17 to 24 hours per day, depending on the market. QVC's global merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) electronics, (ii) home, (iii) beauty, (iv) jewelry, (v) apparel and (vi) accessories, which, in 2013, accounted for 12%, 31%, 17%, 12%, 16% and 12%, respectively, of its consolidated shipped sales. For the year ended December 31, 2012, such percentages were 13%, 30%, 16%, 13%, 16% and 12%, respectively. For the year ended December 31, 2011, such percentages were 13%, 31%, 15%, 14%, 16% and 11%, respectively. Many of QVC's brands are exclusive, while others are created by well-known designers. It is QVC's product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. QVC offers many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of its products are endorsed by celebrities, designers and other well-known personalities who often join its presenters to personally promote their products and provide lead-in publicity on their own television shows. QVC believes that its ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. QVC closely monitors customer demand and its product mix to remain well-positioned and relevant in popular and growing retail segments, which QVC believes is a significant competitive advantage relative to competitors who operate bricks-and-mortar stores.

QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.

Since its inception, QVC has shipped over 1.6 billion packages in the U.S. alone. QVC operates nine distribution centers and eight call centers worldwide and is able to ship approximately 94% of its orders within 48 hours of order placement. In 2013, QVC's work force of approximately 17,500 employees handled approximately 168 million customer calls, shipped approximately 169 million units globally and served approximately 11.8 million customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Time Warner Cable), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC-U.S.'s live televised shopping programs are distributed nationally, 24 hours per day, 7 days per week, to approximately 106 million television households and approximately 98% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, its domestic website, and mobile applications via streaming video. QVC-U.S., including QVC.com, contributed $5.8 billion, or 67.8%, of consolidated net revenue for the year ended December 31, 2013.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household in such markets, regardless of whether it subscribes to a paid television service. This will allow QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.

QuickLinks -- Click here to rapidly navigate through this document

In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems. The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which will allow viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.
QVC.com, launched in 1996, complements QVC-U.S.'s televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on QVC.com. QVC views e-commerce as a natural extension of its business, allowing it to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2013, QVC.com generated net revenue of $2.5 billion, or 42.8% of its total domestic net revenue. For the year ended December 31, 2013, approximately 69% of new U.S. customers made their first purchase through QVC.com.
In 2013, QVC's televised shopping programs reached approximately 120 million television households outside of the U.S., primarily in Japan, Germany, the United Kingdom and Italy. In addition, QVC's joint venture in China, as discussed in more detail in the subsequent paragraph, reached approximately 70 million homes. Beyond the main QVC channels, Germany and the U.K. also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on its international websites and mobile applications. QVC's international businesses each employ product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2013, QVC's international operations generated $2.8 billion of consolidated net revenue, and QVC's international websites generated $741 million, or 26.7%, of its total international net revenue.
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
QVC distributes its television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Japan, Germany, the U.K. and neighboring countries. QVC also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy and the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., QVC uplinks its analog and digital programming transmissions using a third-party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements expire in 2019 through 2020. The transponder service agreements for the international transponders expire in 2014 through 2022.
QVC continually seeks to expand and enhance its television and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC launched QVCHD in the U.S. in April 2008, and in May 2009, became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of QVC's U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows QVC to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD reached approximately 70 million television households, as it continues to develop and launch features to further enrich the television viewing experience.
QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. QVC's affiliation agreements with both domestic and international distributors have

QuickLinks -- Click here to rapidly navigate through this document termination dates ranging from 2014 to 2022. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing 6% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 22% of its U.S. distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements have passed.

In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In Japan, Germany, the United Kingdom and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above scenarios.

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

QVC enjoys a loyal customer base, as demonstrated by the fact that for the year ended December 31, 2013, approximately 86% of its worldwide net revenue came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,335 each during this period. An additional 6% of net revenue in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months). QVC believes this customer loyalty diminishes pressure on it to pursue expensive marketing programs, especially during periods of slower economic activity, which helps control overall marketing expenses.
QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data, approximately 51% of its 7.5 million domestic customers for year ended December 31, 2013 were women between the ages of 35 and 64.
QVC strives to be prompt and efficient in order taking and fulfillment. QVC has three domestic phone centers located in San Antonio, Texas; Port St. Lucie, Florida; and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. This ability to transfer calls reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. QVC also has one phone center in each of Japan, the United Kingdom and Italy and two call centers in Germany. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized voice response units, which handle approximately 30% of all orders taken on a worldwide basis.
In addition to taking orders from its customers through phone centers and online, QVC continues to expand its ordering platforms. QVC is expanding mobile device ordering capabilities and over the past several years has launched iPhone and iPad applications, Android and Blackberry applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 12% of all orders directly through their mobile devices in 2013.
Through QVC's nine worldwide distribution centers, QVC shipped approximately 94% of its orders within 48 hours of order placement in the year ended December 31, 2013. QVC's domestic distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; West Chester, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. QVC also has distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, United Kingdom and Castel San Giovanni, Italy.
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

QuickLinks -- Click here to rapidly navigate through this document

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
QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the year ended December 31, 2013, QVC is the leading television retailer in the U.S. and generates substantially more net revenue than its closest two televised shopping competitors, HSN (an entity in which we have a 38% ownership interest as of December 31, 2013) and ShopHQ. QVC's international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom. Additionally, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.

QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of its programming in the channel line-ups of its distributors, and may affect its ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for QVC include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services and (iii) convenience and accessibility of sales channels.

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

QuickLinks -- Click here to rapidly navigate through this document

TripAdvisor, Inc.

TripAdvisor is an online travel company, empowering users to plan and maximize their travel experience. Its travel research platform aggregates reviews and opinions from its community of travelers about destinations, accommodations (including hotels, resorts, motels, bed and breakfasts, or B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through its flagship TripAdvisor brand. TripAdvisor's branded websites include tripadvisor.com in the United States and localized versions of the website in 33 other countries, including in China under the brand daodao.com. Its branded websites globally reached more than 260 million monthly unique visitors during the year ended December 31, 2013, according to Google Analytics, and it features over 125 million reviews and opinions. Beyond travel-related content, TripAdvisor's websites also include links to the websites of its customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, TripAdvisor now manages and operates 20 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

TripAdvisor was founded with the goal of providing an online resource based on user-generated content to prospective travelers. By using the power of the Internet to create transparency in the travel planning process with a comprehensive online resource for travel information, TripAdvisor has democratized the travel research and planning process. In order to achieve its goals, TripAdvisor leverages its key assets; a robust community of users, rich user-generated content, technology and a commitment to continuous innovation and global reach.

TripAdvisor derives substantially all of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of its revenue is generated through a combination of subscription-based offerings, making hotel room nights available on its transactional sites, including Jetsetter and Tingo, and other revenue including content licensing. In the year ended December 31, 2013, TripAdvisor earned $696 million of revenue from click-based advertising, $119 million in revenue from display-based advertising and $130 million in revenue from subscription-based offerings, transaction revenue and other revenue.
TripAdvisor has click-based advertising relationships with the vast majority of the leading online travel agencies globally as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from it, generally on a CPC basis. For the year ended December 31, 2013, approximately $217 million, or 23%, of its total revenue was derived from Expedia businesses. At the time of TripAdvisor's spin-off from Expedia (Liberty has an approximate 18% ownership interest in Expedia and accounts for such investment as an equity method affiliate), new commercial arrangements with Expedia-owned brands, including Expedia.com and Hotels.com were implemented. For the year ended December 31, 2013, TripAdvisor's two most significant advertising customers accounted for a combined 47% of total revenue. These and its other click-based advertising relationships are strategically important to it and most can be terminated by the advertiser at will or on short notice.
TripAdvisor has a content licensing program utilized by over 850 partners across the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 100,000 unique domains around the globe, reaching over 500 million people per month. Partners benefit from its user-generated content, such as reviews, ratings, photos and traveler forums. In addition, TripAdvisor powers review collection for a growing number of partners such as Accor Hotels, Wyndham Hotel Group, Best Western and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. TripAdvisor has also developed partnerships with mobile carriers and device manufacturers.
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

QuickLinks -- Click here to rapidly navigate through this document multiple datacenters and development centers, as well as being backed up at offsite locations. TripAdvisor's systems are monitored and protected though multiple layers of security. Several of its individual subsidiaries and businesses, including its subsidiaries in China, have their own data infrastructure and technology teams.
On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction we owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock.

Provide Commerce, Inc.

Provide, a wholly-owned subsidiary that we acquired in February 2006, operates an e-commerce marketplace of websites that offers high-quality perishable products direct from suppliers to consumers and a wide range of unique non-perishable and personalized gifts through its RedEnvelope and Personal Creations brands, which it acquired in 2008 and 2010, respectively. Provide combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with FedEx Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide derives a large portion of its revenue (approximately 60%) from the sale of flowers and plants on its proflowers.com and proplants.com websites and the remainder from the sale of gourmet foods and gifts from its branded websites: Cherry Moon Farms, for fresh premium fruits; Shari's Berries, for chocolate-dipped berries and related gifting products; RedEnvelope and Personal Creations, for personalized and unique gifts.

Provide Commerce's business is highly seasonal due largely to purchases of flowers and other gifts for Valentine's Day and Mother's Day. In 2013, Provide Commerce earned approximately 64% of its revenue in the first half of the year. Provide Commerce depends on three suppliers for approximately 70% of its cut floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

Provide Commerce believes that one of the keys to its success is its ability to timely deliver products, and perishable products, on time and fresher, than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

Backcountry.com, Inc.

We acquired 81% of the equity of Backcountry in June 2007, increasing our ownership to 88% through share purchases in 2011 and 2012. Backcountry is an e-retailer for outdoor adventure, cycling, action sports and motorcycle gear and clothing. Its nine separate websites cater to a variety of outdoor enthusiasts. Five of the sites offer name-brand products at retail prices, one closeout site and three other sites offer substantial discounts to online shoppers on a flash-sales type basis.

Backcountry's primary site, Backcountry.com, offers over 900 brands and over 50,000 styles of high-end gear and clothing for backpacking, camping, trail running, skiing, rock climbing, kayaking and other outdoor sports. Backcountry's action sports site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. CompetitiveCyclist.com sells mountain bikes and road bikes, at retail prices. Backcountry’s motorcycle site, Motosport.com sells parts, accessories and apparel for street and dirt bike riders. Backcountry's online outlet store, DepartmentOfGoods.com, sells discounted clothing and gear from past seasons. Backcountry's flash-sales type sites, SteepandCheap.com, WhiskeyMilitia.com, and Chainlove.com, feature a limited quantity of one highly discounted item at a time until such item sells out or times out, at which time it is immediately replaced with a new item. Additionally, the flash-sales sites feature curated collections of like items. SteepandCheap.com serves backcountry adventurers and outdoor enthusiasts. WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders and wakeboarders. Chainlove.com is a flash-sales type site for discounted road bike, mountain bike, and triathlon markets. Through an acquisition in 2013, Backcountry expanded into Europe. Based in Germany, Bergfreunde.de caters to the outdoor enthusiast in the European market.

Backcountry's business is seasonal, with approximately 35% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its two distribution centers located in Salt Lake City, Utah and Christiansburg, Virginia. Staffing for

QuickLinks -- Click here to rapidly navigate through this document the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

Bodybuilding.com, LLC

On December 31, 2007, we acquired 82.9% of Bodybuilding. Subsequent to that time we have acquired an additional 7.1% of Bodybuilding.com, LLC, giving us overall ownership of 90.0%.

Bodybuilding.com is an Internet retailer of sports, fitness, and nutritional supplements. It also hosts an online health-and-fitness publication, offering free fitness content, workout programs, video trainers, recipes, health advice and motivational stories. The online e-retail model combines detailed product information and real-time user reviews on more than 15,000 health-and-fitness supplements and accessories to help the consumer achieve their health, fitness and appearance goals. Beyond the e-retail model, Bodybuilding.com is a site that provides the technology and the tools needed for personal training, nutrition, supplement expertise and support groups.

Bodybuilding.com's customers include gym-goers, athletes, weightlifters, bodybuilders and any individual wanting to improve their mental and physical well-being. Bodybuilding.com tries to offer a holistic experience for people looking to achieve their goals. BodySpace is an inclusive social networking site within Bodybuilding.com that allows people of varying health and fitness levels to discuss goal setting, techniques, supplementation and achievements as users track their progress.

Bodybuilding.com launched its primary website in 1999 and now has more than 42,000 pages of editorial content, more than 8,000 videos, 16,000 pages of store content, more than 5 million forum threads, more than 100 million forum posts and more than 1.5 million BodySpace members.

Bodybuilding.com is one of the largest e-retailers in the supplement industry, seeking to offer its customers competitive prices and quality customer service. Bodybuilding.com's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions toward health and fitness.

Celebrate Interactive Holdings, LLC

Celebrate is a wholly-owned subsidiary that owns and operates BuyCostumes.com and the Celebrate Express family of websites (combined "Celebrate retail") and Evite.com. Celebrate, an internet celebrations leader, provides a unique party offering by giving individuals the resources necessary to plan, execute and attend a wide variety of celebrations and costuming events. These resources include event planning services, which are free to Evite customers as revenue is driven primarily through online advertising, party supplies primarily through Celebrate retail which offers proprietary products through exclusive license agreements and costumes for a wide variety of occasions (the primary occasion is Halloween). Celebrate retail purchases its products from various suppliers, both domestic and international. Celebrate retail depends on five suppliers for approximately one half of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact stand alone financial results of Celebrate.

The broader party and costume business segments have a large number of independent retailers, both bricks-and-mortar and online. Celebrate retail has three primary competitors. Party City is the most significant competitor selling in both the party and costume categories. Celebrate believes it has a competitive advantage due to the combination of a large assortment of on-line products, services related to party planning, product personalization, value pricing and a high level of customer service. Celebrate's business is highly seasonal with approximately half of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express and Evite, Celebrate has seen the seasonality decrease slightly due to higher sales of birthday party supplies and online advertising which are less seasonal businesses. Celebrate maintains a customer service center, at its corporate headquarters, and customer service representatives are available 16 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable and Celebrate employs seasonal labor to react to higher volume during the peak Halloween season.

As discussed earlier in the Recent Developments, the proposed restructurings would have an impact on these businesses as the Celebrate retail business is anticipated to form a part of Trip Holdings in connection with the proposed spin-off, and the Evite business would be attributed to the Digital Commerce Group following the creation of the new tracking stock in the proposed restructurings.

QuickLinks -- Click here to rapidly navigate through this document

CommerceHub

CommerceHub provides a Software-as-a-Service platform for online retailers and their suppliers (manufacturers, and distributors). Retailers use the company's software to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. A web-based catalog is available to retailers, who browse through products from a network of manufacturers and distributors. The retailer selects the products they want to sell and the product images and descriptions necessary to post the products for sale online are available through the CommerceHub solution. When consumers purchase products from the retailer, a purchase order is electronically delivered to the relevant supplier, which ships the ordered items directly to the consumer. The retailer is able to monitor the status of orders sent through CommerceHub to ensure that consumers receive the purchased products within the expected time frame.

Retailers that use CommerceHub receive the benefit of an expanded assortment of products available to consumers for purchase, without any capital investment in inventory or fulfillment operations.

CommerceHub charges retailers a fixed, one-time, setup fee to integrate their systems to CommerceHub, and a fixed monthly subscription fee for access to CommerceHub's OrderStream (order fulfillment) and ProductStream (product content management) applications. Additionally, CommerceHub charges retailers a fixed fee for every purchase order delivered to suppliers and a fee to view inventory levels of their respective suppliers.

Suppliers are charged a fixed, one-time, setup fee and a fixed monthly subscription fee for every retailer that they do business with on CommerceHub. Additionally, CommerceHub charges suppliers a fixed fee for every purchase order the supplier receives from a retailer.

Expedia, Inc.

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio - including almost 260,000 hotels in 200 countries, 400 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via its sites, its private label business and its call centers in order to reach its extensive, global audience, including the approximately 60 million unique visitors that visit its sites on a monthly basis.

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Expedia understands that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of its sites. Expedia also markets to consumers through a variety of channels, including internet search, and having multiple brands appear in search results also increases the likelihood of attracting visitors, particularly in international markets, where Expedia historically has not invested as heavily in offline brand marketing campaigns. Expedia's brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while its Classic Vacations brand targets high-end, luxury travelers. The Expedia brand spans the widest swath of potential customers with travel options across a broad value spectrum, while the Hotels.com brand focuses specifically on a hotel only product offering.

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

QuickLinks -- Click here to rapidly navigate through this document

Expedia's business depends on its ability to maintain its existing, as well as build new, relationships with travel suppliers and GDS partners.

Expedia provides 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, Expedia uses a combination of outsourced and in-house call centers. Expedia's call centers are located throughout the world, including extensive outsourced operations in the Philippines, El Salvador and Egypt. Expedia invested significantly in its call center technologies, with the goal of improving customer experience and increasing the efficiency of its call center agents. Expedia's systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have communication links as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of Expedia's owned computer hardware for operating the websites are located at these facilities. For some critical systems, Expedia has both production and disaster-recovery facilities

We own an approximate 18% equity interest and 58% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote our shares of Expedia, subject to certain limitations. Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

HSN, Inc.

HSN became a separate public company in August 2008 in connection with the separation of IAC/InterActiveCorp into five separate companies. HSN is an interactive multi-channel retailer with strong direct-to-consumer expertise among its two operating segments, HSN and Cornerstone Brands. HSN offers innovative, differentiated retail experiences on TV, online, mobile, in catalogs, and in bricks-and-mortar stores. HSN ships 50 million items and handles 50 million inbound customer calls annually. HSN now reaches over 95 million homes (broadcast live 24 hours a day, seven days a week). Cornerstone Brands comprises leading home and apparel lifestyle brands including Ballard Design, Frontgate, Garnet Hill, Grandin Road, Improvements, Chasing Fireflies and Travelsmith. Cornerstone Brands distributes 324 million catalogs annually, operates eight separate e-commerce sites, and runs 25 retail stores.

We own approximately 38% of the outstanding common stock of HSN. We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors. We have nominated two of the current nine board members.

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

QuickLinks -- Click here to rapidly navigate through this document

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

We own approximately 25% of the outstanding common stock of Tree.com. We have entered into an agreement with Tree.com pursuant to which, among other things, we have the right to nominate 20% of the members of Tree.com's board of directors. We have nominated one of the current seven board members.

Regulatory Matters
Programming and Interactive Television Services

Although QVC, a wholly owned subsidiary, and HSN, a business affiliate, market and sell consumer products through a variety of outlets, each primarily does so through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters. Consequently, regulation of programming services and the entities that distribute them can affect QVC and HSN. In the United States, the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to QVC and HSN.

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute LMC’s ownership interest in Charter Communications, Inc., and Liberty Global plc’s ownership of Liberty Cablevision of Puerto Rico, LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. We are also subject to the program access rules as a condition of FCC approval of our transaction with News Corporation in 2008.

Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC has established program carriage complaint rules.

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. Although the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest in 1993, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's decision and remanded the rule to the FCC for further consideration in 2001. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations, but has not issued any rules. Even if these rules were readopted by the FCC, they would have little impact on QVC and HSN.

QuickLinks -- Click here to rapidly navigate through this document

Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect QVC and HSN by limiting the carriage of such services in cable systems with limited channel capacity.

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that require, among other things, video programming owners to send caption files for Internet protocol ("IP") delivered video programming to video programming distributors and providers along with program files. A four year implementation period for the IP-delivered programming captioning requirements began in March 2012. As a result, QVC and HSN may incur additional costs for closed captioning.

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission ("FTC") adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. In 2007, Congress enacted legislation extending the moratorium on state and local taxes on Internet access and commerce until 2014. Legislative proposals that would extend the moratorium on state and local taxes on Internet access and commerce are pending in Congress, while other proposed legislation would permit the imposition of such taxes on Internet access and commerce.

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

Our online commerce businesses are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information are under consideration in the European Union, and a European Union directive restricting the Internet tracking tools known as "cookies" has taken effect. In the U.S., the FTC has proposed a privacy policy framework, and legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information is pending in Congress. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements

QuickLinks -- Click here to rapidly navigate through this document may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed. Congress and individual states may consider additional online privacy legislation.

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

In 2010, the FCC adopted rules in its open Internet proceeding that require all broadband providers to disclose network management practices, restrict broadband providers from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting lawful network traffic. The open Internet rules could restrict the ability of broadband providers to block or otherwise disadvantage our Internet businesses. On January 14, 2014, the United States Court of Appeals for the District of Columbia Circuit vacated the anti-discrimination and anti-blocking rules, but upheld the disclosure rule. On February 19, 2014, the FCC announced that it intends to propose revised open Internet rules.

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

Competition

Our businesses that engage in video and online commerce compete with traditional bricks-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share. However, some of these competitors, such as Amazon, have a significantly greater Web-presence than our e-commerce subsidiaries. In addition, QVC and HSN compete for access to customers and audience share with each other and with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and floral wire services such as FTD and Teleflora, as well as local bricks-and-mortar florists, supermarkets, mass merchants, gift retailers and floral and gift mass merchants. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment. Our businesses that offer services through the Internet, including TripAdvisor, compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services including travel agencies, (both bricks-and-mortar and online), operators of destination search sites and search-centric portals, search technology providers, online advertising networks, site aggregation companies, Internet search engines and niche competitors that focus on a specific category or geography. Expedia also competes with hoteliers and airlines as well as travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services. We believe that the principal competitive factors in the markets in which our

QuickLinks -- Click here to rapidly navigate through this document businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2013, our corporate function is supported by a services agreement with LMC which has 79 corporate employees who are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 23,000 full and part-time employees. We believe that our employee relations are good.

(d)    Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 19 to our consolidated financial statements found in Part II of this report.

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
The historical financial information of the Interactive Group and the Ventures Group included in this Form 10-K, may not necessarily reflect their results had they been separate companies. One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Interactive common stock and Liberty Ventures common stock, investors should recognize that the historical financial information of the Interactive Group and the Ventures Group has been extracted from our consolidated financial statements prior to and for a period of time following the LMC Split-Off, as well as prior to and for a period of time following the creation of the Ventures Group in August 2012, and may not necessarily reflect what the Interactive Group’s and the Ventures Group’s results of operations, financial condition and cash flows would have been had the Interactive Group and the Ventures Group been separate, stand-alone entities pursuing independent strategies during the periods presented.
Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, DIRECTV, DISH Network and Time Warner Cable in the U.S., JCN, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, Kabel Deutschland Vertrieb und Service GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH and Unitymedia Kabel BW GmbH in Germany, A1 Telekom Austria AG and UPC Telekabel Wien GmbH and in Austria, Arqiva, British Sky Broadcasting, Freesat SDN and Virgin Media in the United Kingdom and Mediaset and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2014 and 2022. As part of normal course renewal discussions, occasionally QVC has disagreements with its distributors over the terms of its carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC’s programming to a material portion of its television households may adversely affect its growth, net revenue and earnings. The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing 6% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 22% of its U.S. distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with them have passed. QVC may be unable to obtain renewals with its current distributors on acceptable terms, if at all. QVC may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming. Although QVC considers its current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect its viewership, growth, net revenue and earnings and, as a result, our financial condition and results of operation.
Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operation and those attributed to any of our groups. An important component of the success of our programming and online commerce businesses is their ability to maintain their existing, as well as build new, relationships with a limited number of local and foreign suppliers and vendors, among other parties. There can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or vendor arrangements on commercially reasonable terms or at all or, with respect to goods sourced from foreign markets, if the supply costs will remain stable. In addition, our subsidiaries and business affiliates cannot guarantee that goods produced and delivered by third parties will meet applicable quality standards, which is impacted by a number of factors, some which are not within the control of these parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could cause a failure to meet customer expectations and timely delivery of products, which could in turn have a significant adverse effect on our results of operations and those attributed to our groups.

Our businesses attributed to each group are subject to risks of adverse government regulation. Our programming businesses, such as QVC and HSN, market and provide a broad range of merchandise through television shopping programs and proprietary websites. Similarly, our online commerce businesses, such as TripAdvisor and the e-commerce companies, market and provide a broad range of merchandise and/or services through their proprietary websites. As a result, these businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chain, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our brands and businesses.
As mentioned above, the manner in which certain of our subsidiaries and business affiliates sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law, as well as the laws of the foreign countries in which they operate. Certain of our subsidiaries and business affiliates may be exposed to potential liability from claims by purchasers or from regulators and law enforcement agencies, including, but not limited to, claims for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, these subsidiaries and business affiliates have the right to seek indemnification for related liabilities from their respective vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to satisfy indemnification claims, obtain suitable coverage or maintain this coverage on acceptable terms, or insurance may provide inadequate coverage or be unavailable with respect to a particular claim.
In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.
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
Weak economic conditions worldwide may reduce consumer demand for our products and services. The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. The world has experienced a global macroeconomic downturn, and if economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, customers of our subsidiaries and affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue across each of our tracking stock groups. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit the expansion of our subsidiaries and affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates attributed to our Interactive Group and our Ventures Group obsolete or non-competitive. Our subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. As their operations grow in size and scope, our subsidiaries and business affiliates must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. There can be no assurance that our subsidiaries and business affiliates will be able to compete with advancing technology or be able to maintain existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner, and any failure to do so could result in customers seeking alternative service providers and may adversely affect the group to which they are attributed, thereby adversely impacting our revenue and operating income.

Our subsidiaries and business affiliates attributed to each of our Interactive and Ventures Groups conduct their businesses under highly competitive conditions. Although QVC and HSN are two of the nation’s largest home shopping networks, they and the e-commerce businesses attributed to the Interactive Group have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, internet retailers, and mail-order and catalog companies. In addition, QVC competes with HSN as well as other televised shopping retailers, such as ShopHQ in the U.S., Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom. QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content.

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

Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. For example, Provide Commerce competes with well-known online floral providers such as 1-800-FLOWERS and floral wire services such as FTD and Teleflora, as well as local bricks-and-mortar florists, Bodybuilding.com competes with retailers such as GNC, and Backcountry.com competes with retailers such as REI, which have both online and bricks-and-mortar operations. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

The sales and operating results of the businesses attributed to our Interactive Group depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences. In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC and HSN) and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

The failure of our subsidiary QVC and our business affiliate HSN to maintain suitable placement for their respective programming could adversely affect their ability to attract and retain television viewers and could result in a decrease in revenue. QVC and HSN are dependent upon the continued ability of their programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on their ability to negotiate and maintain placement of their programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. The advent of digital compression technologies and the adoption of digital cable have resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts the ability of both QVC and HSN to negotiate and maintain suitable channel placement with their respective distributors. Increased channel capacity could adversely affect the ability to attract television viewers to QVC’s or HSN’s programming to the extent it results in a less favorable channel position for their respective programming, such as placement adjacent to programming that does not compliment their respective programming, a position next to their respective televised home shopping competitors or isolation in a "shopping" tier, more competitors entering the marketplace, or more programming options being available to the viewing public in the form of new television networks and timeshifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over Internet connections). In addition, if QVC’s or HSN’s programming is carried exclusively by a distributor on a digital programming tier, QVC or HSN may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. QVC and HSN may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. The future success of each of QVC and HSN will depend, in part, on their ability to anticipate and adapt to technological changes and to offer elements of their respective programming via new technologies in a cost-effective manner that meets customer demands and evolving industry standards.

Any continued or permanent inability of QVC or HSN to transmit their programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiary QVC and our business affiliate HSN is dependent upon their continued ability to transmit their respective programming to television providers from their respective satellite uplink facilities, which transmissions are subject to the Federal Communications Commission (FCC) compliance in the U.S. and foreign regulatory requirements in QVC’s and HSN’s international operations. In most cases, each of QVC and HSN has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming. However, QVC does have a transponder service agreement in the United Kingdom that will expire in 2014. Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and believes that this international transponder service agreement can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of this or any other expiring transponder service agreement in the future. Although QVC considers the transponder service agreement that is expiring in 2014 to be in the ordinary course, the failure to successfully renew or negotiate a new transmission agreement that results in an inability to transmit its programming would result in lost revenue and could result in lost customers, which could adversely affect our financial condition and results of operation.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiaries QVC and TripAdvisor, our business affilate HSN and our other online commerce businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process ad fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC and HSN), as well as the integrity of their websites, information and related systems developed for the delivery of content and services, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems or delays in implementing new systems could impair the ability of our subsidiaries and business affiliates to provide services and content and/or process transactions. QVC and HSN also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of their respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair their ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, use and disclosure of personal data by our home television and online commerce businesses could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions, home television and online commerce businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information is governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. The failure of these businesses and/or the failure by any of the various third party vendors and service providers with which they do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, could damage their reputation and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings brought by governmental agencies and/or consumers, any one or all of which could adversely affect the business, financial condition and results of operations of these businesses and, as a result, our company.

Our home television and online commerce businesses are subject to security risks, including security breaches and identity theft. In order to succeed, our home television and online commerce businesses must be able to provide for secure transmission of confidential information over public networks. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of their business and subject them to increased costs, litigation and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business. These businesses may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. They also face risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business online. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties. Our subsidiaries and business affiliates regard their respective intellectual property rights, including service marks, trademarks and domain names, copyrights (including their programming and their websites), trade secrets and similar intellectual property, as critical to their success. These businesses also rely heavily upon software codes, informational databases and other components that make up their products and services. From time to time, these businesses are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce the intellectual property rights of these businesses, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect the business, financial condition and results of operations of these businesses and in turn our financial condition and results of operations. The failure of these businesses to protect their intellectual property rights, particularly their proprietary brands, in a meaningful manner or third party challenges to related contractual rights could result in erosion of brand names and limit the ability of these businesses to control marketing on or through the internet using their various domain names, which could adversely affect the business, financial condition and results of operations of these businesses as well as the financial condition and results of operations of our company.

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies. Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits. These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels and it is currently expected that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include reduced visibility of order status and package tracking, delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Any increase in shipping rates and related fuel and other surcharges passed on to these business by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary Backcountry earns approximately 40% of its revenue in the fourth quarter, our subsidiary Provide experiences higher sales around Valentine’s Day and Mother’s Day due to the purchases of flowers and other gifts, our subsidiary Bodybuilding experiences a busier first quarter as people start to implement New Year’s resolutions toward health and fitness, and our subsidiary Celebrate earns approximately half of its revenue from the sale of costumes in September and October leading up to Halloween. If the vendors for these businesses are not able to provide popular products in sufficient amounts such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

The failure of our subsidiary QVC to effectively manage its Easy-Pay and revolving credit card programs could result in less income. QVC offers Easy-Pay in the U.S. and U.K. (known as Q Pay in Germany), a payment plan that, when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. We cannot predict whether customers will pay all of their Easy-Pay installments. In addition, QVC-U.S. has an agreement with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to QVC’s customers for the sole purpose of purchasing merchandise from QVC with a QVC branded credit card (“Q Card”). QVC receives a portion of the net economics of the credit card program according to percentages that vary with the performance of the portfolio. We cannot predict the extent to which QVC’s customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models. QVC and HSN, as well as our e-commerce subsidiaries have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We cannot assure you that if QVC, HSN or our e-commerce subsidiaries experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.
Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the United States that are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;

•	limited ability to repatriate funds to the U.S. at favorable tax rates;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;

•	changes to general consumer protection laws and regulations;

•	involuntary renegotiation of contracts with foreign governments;

•	foreign and domestic regulations, laws and policies that govern operations of foreign-based companies;

•	difficulties in staffing and managing international operations; and

•	political unrest that may result in disruption of services critical to international businesses.

Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although certain of our subsidiaries and business affiliates have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by the policies and procedures of these subsidiaries and business affiliates or the law, could have certain adverse effects on the financial condition of these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.

Our subsidiary TripAdvisor derives substantially all of its revenue, and to a lesser extent, certain of our other online commerce businesses derive a substantial portion of their revenues, from advertising and any significant reduction in spending by advertisers could harm these businesses. Most of the advertisers doing business with our online commerce businesses can generally terminate their contracts with these businesses at any time or on very short notice and will not continue to do business if their investment in such advertising does not generate sales leads, customers or revenue and profit on a cost-effective basis, or if our online commerce businesses do not deliver advertisements in an appropriate and effective manner. If our online commerce businesses are is unable to remain competitive and provide value to their advertisers, these advertisers will likely stop placing ads on their websites, which would harm revenues and business. Our online commerce businesses cannot guarantee that their current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any new contracts. Expenditures by advertisers also tend to be cyclical, subject to variation based on budgetary constraints, project cancellation or delay, and to reflect overall economic conditions and buying patterns. If our online commerce businesses are unable to generate advertising revenue due to factors outside of their control, their business and financial performance could be adversely affected. TripAdvisor, for example, derives a substantial portion of its revenue from a relatively small number of significant advertisers, and if any of these advertisers were to cease or significantly curtail advertising on TripAdvisor’s websites, TripAdvisor would experience a rapid decline in revenues over a relatively short period of time. In addition, if new, more effective advertising models were to emerge, there can be no assurance that our online commerce businesses will have the ability to offer these models, or offer them in an effective manner. To the extent new technology platforms, such as smartphone and tablet computing, begin to take market share from established platforms, there can be no assurance that our online commerce businesses’ existing advertising models will operate successfully on these new platforms, or work as effectively as on the desktop computer platform.

If certain of our online commerce subsidiaries are unable to continue to increase visitors to their websites and to cost-effectively convert these visitors into repeat consumers or contributors, their advertising revenue could decline. The primary asset that certain of our online commerce businesses use to attract traffic to their websites and convert these visitors into repeat users is the content created by users of these websites, particularly such content's volume, unique nature and organization. Their success in attracting users depends, in part, upon their continued ability to collect, create, organize and distribute high-quality, commercially valuable content in a cost-effective manner at a scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. There can be no assurances that certain of our online commerce businesses will continue to receive content in a cost-effective manner or in a manner that timely meets rapidly changing consumer demand, if at all. Any failure to obtain such content could adversely affect consumer experiences and reduce traffic driven to their websites, which would make their websites less attractive to advertisers. Any change in the cost structure pursuant to which these online commerce businesses obtain their content currently or in users’ relative appreciation of their content could negatively impact the business and financial performance of these online commerce businesses.

Our online commerce businesses could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation as well as their inability to monetize the resulting website traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google). In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization, or SEO (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing, or SEM (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals may exceed the revenue generated by their visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including TripAdvisor and Expedia, may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer system (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes used for smartphone advertising and related monetization strategies are still in development.

Two of our subsidiaries, QVC and TripAdvisor, have significant indebtedness, which could limit their flexibility to respond to current market conditions, restrict their business activities and adversely affect their financial condition. As of December 31, 2013, QVC had total debt of approximately $3.8 billion outstanding and an additional $1.1 billion available for borrowing under its senior secured credit facility as of that date, while TripAdvisor had total debt of approximately $369 million outstanding and an additional $200 million available for borrowing under its credit facility as of that date. Each of QVC and TripAdvisor may incur significant additional indebtedness in the future. The indebtedness of QVC and TripAdvisor, combined with other financial obligations and contractual commitments, could have important consequences to their respective businesses and financial conditions, including:

•	increased vulnerability to general adverse economic and industry conditions

•
dedicating a substantial portion of their cash flow from operations to principal and interest payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;

•	limited flexibility in planning for, or reacting to, changes in their businesses and the markets in which they operate;

•	competitively disadvantaging these companies compared with competitors that have less debt;

•	limiting the ability of these companies to borrow additional funds or to borrow funds at rates or on other terms that they find acceptable; and

•	in the case of QVC, exposing QVC to the risk of increased interest rates because certain of QVC’s borrowings, including borrowings under its credit facility, are at variable interest rates.

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

We do not have the right to manage our business affiliates attributed to either our Interactive Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake or with respect to which we have provided a proxy over our voting power to a third party) attributed to our Ventures Group, including Expedia, or our business affiliate HSN, which is attributed to our Interactive Group. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.
We have overlapping directors and management with LMC and our President is the Chairman of the Board of Starz, which may lead to conflicting interests. As a result of the LMC Split-Off and Starz’s spin-off of LMC in January 2013, most of the executive officers of Liberty also serve as executive officers of LMC, and there is significant board overlap between Liberty and LMC. John C. Malone is the Chairman of the Board of Liberty and LMC. Gregory B. Maffei is the Chief Executive Officer of our company and LMC and serves on the boards of directors of each of our company, LMC and Starz, where he serves as the Chairman of the Board of Starz. None of Liberty, LMC or Starz has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC or Starz have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company or LMC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers continue to own Starz and LMC stock and options to purchase Starz stock and LMC stock. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Starz and/or LMC. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC or Starz and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Starz, LMC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.
We may compete with Starz for business opportunities. Starz owns and operates programming services that may compete with the programming services offered by our subsidiary QVC and business affiliate HSN. Each of QVC, HSN and Starz produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to Starz and the pursuit of these opportunities by Starz may adversely affect our interests or those of our stockholders. Because Mr. Maffei is our President and Chief Executive Officer and Chairman of the Board of Starz, a business opportunity that is presented to him may result in a conflict of interest or the appearance of a conflict of interest. Each of our directors and officers has a fiduciary duty to offer to our company any business opportunity that he or she may be presented in which we have an interest or expectancy. The directors and officers of other issuers, including those who are also our directors and officers, owe the same fiduciary duty to such other issuers and their respective stockholders.
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
A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2013, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $3,282 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC, to pay dividends or to make other payments or advances to us or Liberty LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “-We do not have the right to manage our business affiliates attributed to either our Interactive Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.
We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk. Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $2,491 million as of December 31, 2013. Under the terms of these exchangeable debentures, which are attributed to our Ventures Group (other than the 1% Exchangeable Senior Debentures due 2043, which are attributed to the Interactive Group), the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that would be significant.
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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 37% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of each of our Series B Liberty Interactive common stock and Series B Liberty Ventures common stock as of January 31, 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices. QVC also owns call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, U.K. QVC owns distribution centers in Lancaster, Pennsylvania and West Chester, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Sakura-shi, Chiba, Japan and Hücklehoven, Germany. To supplement the owned facilities, QVC also leases various facilities in the U.S., Japan, Germany, the U.K. and Italy for retail outlet stores, office space, warehouse space, call center locations and a distribution center. QVC-Japan owns its headquarters in Japan that includes television studios, broadcast facilities, administrative offices and a call center. QVC-Germany owns its headquarters in Germany that includes television studios, broadcast facilities and administrative offices. QVC-U.K. is in leased headquarters in the U.K. that includes television studios, broadcast facilities and administrative offices. In 2014, QVC-Italy will take ownership of its current leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center.

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

Market Information

Our Series A and Series B Liberty Interactive common stock (LINTA and LINTB) have been outstanding since May 2006. On August 9, 2012 Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock (continued to trade as LINTA and LINTB) and Liberty Ventures common stock (LVNTA and LVNTB) as tracking stocks. Each series of our common stock trades on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2013 and 2012, for the periods they were outstanding.

	Liberty Interactive
	Series A (LINTA)		Series B (LINTB)
	High	Low	High	Low
2012
First quarter	$19.80	16.36	19.32	16.07
Second quarter	$19.27	15.93	19.10	16.15
Third quarter (through August 9, 2012)	$19.66	17.42	19.31	17.64
Third quarter (after August 9, 2012)	$19.46	17.04	18.45	17.24
Fourth quarter	$20.95	18.26	20.51	18.42
2013
First quarter	$22.11	19.93	21.55	19.51
Second quarter	$24.31	19.79	23.01	19.77
Third quarter	$25.25	21.95	25.13	21.94
Fourth quarter	$29.57	22.83	29.39	23.23

	Liberty Ventures
	Series A (LVNTA)		Series B (LVNTB)
	High	Low	High	Low
2012
Third quarter (after August 9, 2012)	$52.39	40.00	50.87	42.51
Fourth quarter	$68.84	48.29	68.21	49.33
2013
First quarter	$79.50	67.27	76.86	68.17
Second quarter	$86.04	72.71	84.70	74.46
Third quarter	$96.07	81.37	96.27	84.49
Fourth quarter	$124.39	81.81	121.29	89.28

Holders

As of January 31, 2014, there were approximately 2,400 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively, and approximately 1,700 and 100 record holders of our Series A and Series B Liberty Ventures common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer
Share Repurchase Programs
On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012. On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock. Additionally, on October 30, 2012 the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. Not included in the table below is an additional authorization of our board, on February 27, 2014, for an additional $1 billion of Series A and Series B Liberty Interactive common stock repurchases.
A summary of the repurchase activity for the three months ended December 31, 2013 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
October 1 - 31, 2013	3,931,100	$26.34	3,931,100	$406 million
November 1 - 30, 2013	5,382,000	$27.50	5,382,000	$258 million
December 1 - 31, 2013	3,139,642	$27.98	3,139,642	$170 million
Total	12,452,742		12,452,742
In addition to the shares listed in the table above, 3,772 shares of Series A Liberty Interactive common stock and 178 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2013	2012	2011	2010	2009
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$1,256	2,660	847	1,353	1,955
Investments in available-for-sale securities and other cost investments	$1,501	1,819	1,168	1,110	1,641
Investment in affiliates	$1,237	851	1,135	949	831
Intangibles not subject to amortization (1)	$13,675	13,880	8,496	8,496	8,383
Assets of discontinued operations (2)	$—	—	—	8,933	9,374
Total assets (1) (2)	$24,676	26,255	17,339	26,600	28,631
Long-term debt	$6,406	6,246	4,850	5,970	7,343
Deferred income tax liabilities, noncurrent (1)	$2,844	3,209	2,046	2,709	2,946
Liabilities of discontinued operations (2)	$—	—	—	3,854	5,002
Equity (1) (2)	$11,435	12,051	6,627	11,442	10,238
Noncontrolling interest (1)	$4,499	4,489	134	129	129

	Years ended December 31,
	2013	2012	2011	2010	2009
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue	$11,252	10,054	9,616	8,932	8,305
Operating income (loss)	$1,120	1,108	1,133	1,108	1,041
Interest expense	$(373)	(432)	(427)	(626)	(594)
Share of earnings (losses) of affiliates	$33	85	140	112	24
Realized and unrealized gains (losses) on financial instruments, net	$(22)	(351)	84	62	(589)
Gains (losses) on transactions, net (1)	$(2)	1,531	—	355	42
Earnings (loss) from continuing operations (3):
Liberty Capital common stock	NA	NA	10	28	(356)
Liberty Interactive Corporation common stock	NA	328	577	808	319
Liberty Interactive common stock	$483	241	NA	NA	NA
Liberty Ventures common stock	97	1,022	NA	NA	NA
	$580	1,591	587	836	(37)
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	NA	NA	0.12	0.31	(3.71)
Series A and Series B Liberty Interactive Corporation common stock	NA	0.53	0.88	1.28	0.47
Series A and Series B Liberty Interactive common stock	$0.84	0.39	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$1.70	31.03	NA	NA	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	NA	NA	0.12	0.30	(3.71)
Series A and Series B Liberty Interactive Corporation common stock	NA	0.52	0.87	1.26	0.47
Series A and Series B Liberty Interactive common stock	$0.83	0.38	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$1.70	31.03	NA	NA	NA

(1) On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor we applied the applicable purchase accounting guidance and recorded a gain on the transaction of $800 million on our ownership interest held prior to the transaction, recognized in the gain (loss) on transactions, net line in the consolidated statements of operations. See note 5 of the accompanying consolidated financial statements for further details on the purchase price allocation.

(2)
On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "LMC Split-Off"). At the time of the LMC Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups. The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC. See note 6 of the accompanying consolidated financial statements for further details on the treatment of LMC as discontinued operations in prior periods.

(3)
Includes earnings from continuing operations attributable to the noncontrolling interests of $79 million, $61 million, $53 million, $45 million and $39 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Celebrate Interactive Holdings, LLC ("Celebrate") and Provide Commerce, Inc ("Provide"). Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Celebrate operates websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. As of December 11, 2012 we began consolidating TripAdvisor, Inc. ("TripAdvisor") which is an online travel research company, empowering users to plan and maximize their travel experience.
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc., Time Warner Cable Inc. and AOL, Inc., as well as cash in the amount of approximately $658 million (at December 31, 2013). The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Backcountry, Bodybuilding, Celebrate and CommerceHub as well as our interest in HSN, Inc., including cash of approximately $598 million (at December 31, 2013), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as our outstanding senior notes and certain deferred tax liabilities.
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
Strategies and Challenges
QVC. QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. In 2014, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household in such markets, regardless of whether it subscribes to a paid television service. This will allow QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, "QVC Plus," which is being distributed through cable and satellite systems. The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which will allow viewers to have access to a broader range of QVC programming options, as well as more relevant programming for viewers in differing time zones.
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. In particular, the European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restricting efforts, may cause volatility in the European currencies and reduce the purchasing power of European customers. In the event that one or more countries were to replace the Euro with their legacy currency, then our revenue and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. In addition, the European crisis is contributing to instability in global credit markets. The world has experienced a global macroeconomic downturn, and if economic and financial market conditions in the U.S. or other key markets, including Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments and our E-commerce businesses. The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see "Results of Operations - Businesses" below.
Operating Results

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Revenue
Interactive Group
QVC	$8,623	8,516	8,268
E-commerce	1,684	1,502	1,348
Corporate and other	—	—	—
Total Interactive Group	10,307	10,018	9,616
Ventures Group
TripAdvisor	945	36	—
Corporate and other	—	—	—
Total Ventures Group	945	36	—
Consolidated Liberty	$11,252	10,054	9,616

Adjusted OIBDA
Interactive Group
QVC	$1,841	1,828	1,733
E-commerce	85	96	123
Corporate and other	(20)	(27)	(29)
Total Interactive Group	1,906	1,897	1,827
Ventures Group
TripAdvisor	379	8	—
Corporate and other	(11)	(5)	(4)
Total Ventures Group	368	3	(4)
Consolidated Liberty	$2,274	1,900	1,823

Operating Income (Loss)
Interactive Group
QVC	$1,245	1,268	1,137
E-commerce	(50)	(81)	55
Corporate and other	(64)	(63)	(55)
Total Interactive Group	1,131	1,124	1,137
Ventures Group
TripAdvisor	8	(5)	—
Corporate and other	(19)	(11)	(4)
Total Ventures Group	(11)	(16)	(4)
Consolidated Liberty	$1,120	1,108	1,133
Revenue.    Our consolidated revenue increased 11.9% and 4.6% for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The current year and prior year increases were the result of the full year consolidated results of TripAdvisor, an incremental increase of $909 million in 2013, and increased revenue at QVC ($107 million and $248 million, respectively) and the E-commerce companies ($182 million and $154 million, respectively). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 19 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $374 million and $77 million for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. Primarily as a result of a full year of results for TripAdvisor. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $178 million, $91 million and $49 million of stock compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. The increase of $87 million in stock-based compensation during 2013 was primarily attributable to the consolidation of TripAdvisor for the entire year ended December 31, 2013 and the additional recognition of stock-based compensation related to the one-time exchange offer in 2012 ("2012 Option Exchange"), as more fully described in note 15, in the accompanying consolidated financial statements. The 2012 Option Exchange resulted in approximately $21 million of incremental share based compensation in the fourth quarter of 2012. Additionally, our E-commerce companies recorded an increase in stock-based compensation for the year ended December 31, 2012. As of December 31, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $109 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.5 years. Additionally, total unrecognized compensation cost related to unvested TripAdvisor equity awards was $104 million which will be recognized over a weighted average period of approximately 3.0 years.
Operating income.    Our consolidated operating income increased $12 million and decreased $25 million for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The change in operating income for 2013 was primarily the result of the full year consolidation of TripAdvisor. The consolidation of TripAdvisor impacted Revenue and Adjusted OIBDA to a greater extent as operating income includes the amortization of intangibles recognized in purchase accounting and the incremental stock-based compensation recorded. The change in operating income for 2012 was due to the increase in stock compensation and the impairment of goodwill at certain E-commerce subsidiaries. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Interest expense
Interactive Group	$(292)	(322)	(317)
Ventures Group	(81)	(110)	(110)
Consolidated Liberty	$(373)	(432)	(427)

Share of earnings (losses) of affiliates
Interactive Group	$48	28	23
Ventures Group	(15)	57	117
Consolidated Liberty	$33	85	140

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$(12)	51	75
Ventures Group	(10)	(402)	9
Consolidated Liberty	$(22)	(351)	84

Gains (losses) on transactions, net
Interactive Group	$(1)	—	—
Ventures Group	(1)	1,531	—
Consolidated Liberty	$(2)	1,531	—

Other, net
Interactive Group	$(53)	—	15
Ventures Group	7	44	(6)
Consolidated Liberty	$(46)	44	9
Interest expense.    Interest expense decreased $59 million and increased $5 million for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The decrease in interest expense for the year ended December 31, 2013 was the result of a slight decrease in the average debt balance outstanding during the period and the refinancing of prior outstanding obligations for debt with more favorable interest rates. The refinancing of debt required a premium payment on the outstanding debentures which was recognized as a $57 million dollar extinguishment loss and was reflected in the other, net line item in the consolidated statement of operations for the year ended December 31, 2013. The overall increase in interest expense for the year ended December 31, 2012 was primarily the result of a slight increase in the average debt balance outstanding during the period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Interactive Group
HSN, Inc.	$61	40	38
Other	(13)	(12)	(15)
Total Interactive Group	48	28	23
Ventures Group
Expedia, Inc.	31	67	119
TripAdvisor	NA	38	NA
Other	(46)	(48)	(2)
Total Ventures Group	(15)	57	117
Consolidated Liberty	$33	85	140

The overall decrease in share of earnings (losses) of affiliates for the year ended December 31, 2013 was primarily the result of the acquisition of a controlling interest in TripAdvisor in December 2012. Therefore, it is no longer accounted for as an equity method affiliate. The decrease in share of earnings (losses) of affiliates for the year ended December 31, 2012 was primarily the result of the investments made in alternative energy solutions that operate at a loss but provide favorable tax attributes recorded through our income tax (expense) benefit line in the consolidated statement of operations.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Fair value option securities	$514	470	55
Exchangeable senior debentures	(553)	(602)	(46)
Other derivatives	17	(219)	75
	$(22)	(351)	84

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The significant change in other derivatives was the forward contract entered into on 12 million Expedia, Inc. common shares that was entered into and settled during the year ended December 31, 2012.
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
Income taxes.    Our effective tax rate for the years ended December, 2013, 2012 and 2011 was 18%, 20% and 37%, respectively. The 2013 effective tax rate is less than the U.S. federal income tax rate of 35% due primarily to a change in the corporate effective state rate for outstanding deferred tax liabilities and assets at Liberty due to a change in the apportionment of income to various states. The 2012 effective tax rate was less than the U.S. federal income tax rate of 35% due primarily to the consolidation of a previously held equity method affiliate in the current period that triggered a gain for accounting purposes but not for tax purposes. The 2011 effective tax rate was greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes.

Net earnings.    We had net earnings of $580 million, $1,591 million and $965 million for the years ended December 31, 2013, 2012 and 2011, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Liquidity and Capital Resources
As of December 31, 2013 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our wholly-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), net proceeds from asset sales, monetization of our public investment portfolio, outstanding debt facilities, debt and equity issuances, and dividend and interest receipts.
During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings.
As of December 31, 2013, Liberty's liquidity position consisted of the following:

	Cash and cash equivalents	Marketable securities	Available-for-Sale Securities
	amounts in millions
QVC	$457	—	—
E-commerce	72	—	—
Corporate and other	69	—	4
Total Interactive Group	598	—	4

TripAdvisor	351	131	188
Corporate and other	307	412	1,309
Total Ventures Group	658	543	1,497
Consolidated Liberty	$1,256	543	1,501
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, we have borrowing capacity of $1,078 million under the QVC credit facility at December 31, 2013. The Company has a controlling interest in TripAdvisor which has significant operating cash flows, although due to TripAdvisor being a separate public company and the significant noncontrolling interest, we do not have ready access to such cash flows. As of December 31, 2013, TripAdvisor and QVC had approximately $297 million and $240 million, respectively, of cash and cash equivalents held in foreign subsidiaries.
Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2013	2012	2011
Cash Flow Information	amounts in millions
Interactive Group cash provided (used) by operating activities	$972	1,470	988
Ventures Group cash provided (used) by operating activities	388	(38)	(88)
Net cash provided (used) by operating activities	$1,360	1,432	900
Interactive Group cash provided (used) by investing activities	$(362)	(462)	(428)
Ventures Group cash provided (used) by investing activities	2	615	(9)
Net cash provided (used) by investing activities	$(360)	153	(437)
Interactive Group cash provided (used) by financing activities	$(687)	(1,136)	(1,013)
Ventures Group cash provided (used) by financing activities	(1,693)	1,384	97
Net cash provided (used) by financing activities	$(2,380)	248	(916)

Interactive Group
During the year ended December 31, 2013, the Interactive Group uses of cash were primarily the refinancing of certain debt obligations of approximately $3 billion and the repurchase of Series A Liberty Interactive common stock of approximately $1 billion. Additionally, the Interactive Group had approximately $295 million of capital expenditures in the period. These uses of cash were funded by cash provided by operating activities and additional borrowings of debt as part of the refinancing activities.
The projected uses of Interactive Group cash are the cost to service outstanding debt, approximately $265 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $275 million and the continued buyback of Liberty Interactive common stock under the approved share buyback program.
Ventures Group
During the year ended December 31, 2013, the Ventures Group uses of cash were primarily the payment of certain debt obligations and the refinancing of other outstanding debt obligations of approximately $2.4 billion and net purchases of short term and long term marketable securities. Additionally, TripAdvisor acquired approximately $145 million of their own shares under their approved share buyback program. These uses of cash for the Ventures Group were funded by cash provided by operating activities, additional borrowings of debt as part of the refinancing activities, discussed above, and the sale of certain investments which was done on a tax neutral basis in conjunction with the retirement of certain debt obligations.
The projected uses of Ventures Group cash are the cost to service outstanding debt, approximately $60 million in interest payments on TripAdvisor and corporate level debt, continued buyback of TripAdvisor common stock under the approved TripAdvisor share buyback program and further investments in existing or new businesses through continued acquisition activity.
Consolidated
During the year ended December 31, 2013, Liberty's primary uses of cash were $5,474 million of debt repayments, $1,089 million of share repurchases and $352 million of capital expenditures. These uses of cash were funded primarily with $1,360 million of cash provided by operating activities, $4,373 million in borrowings, $1,137 million in cash from the disposition of certain investments and cash on hand.
The projected uses of Liberty cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $325 million for interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $440 million, the repayment of certain debt obligations and the continued buyback of Liberty Interactive common stock under the approved share buyback program (subsequent to year end we made additional repurchases of approximately 2.6 million shares for $73 million through January 31, 2014 and additional investments in existing or new businesses.
QVC and TripAdvisor were in compliance with their debt covenants as of December 31, 2013.
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

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt (1)	$7,533	118	344	989	6,082
Interest payments (2)	3,864	325	644	616	2,279
Operating lease obligations	496	48	88	78	282
Purchase orders and other obligations	1,515	1,488	15	12	—
Total	$13,408	1,979	1,091	1,695	8,643
____________________

(1)
Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts also include capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2013, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2013 rates and (iii) assume that our existing debt is repaid at maturity.

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
Fair Value Measurements
Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheet at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value all our Fair Value Option Securities. As of December 31, 2013 and 2012, the carrying value of our Fair Value Option securities was $1,309 million and $1,716 million, respectively.
Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2013, the principal amount and carrying value of our exchangeable debentures were $2,491 million and $2,355 million, respectively.
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
 As of December 31, 2013, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,312	2,428	7,740
TripAdvisor	3,460	1,828	5,288
E-commerce	560	87	647
	$9,332	4,343	13,675
We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31. We adopted accounting guidance relating to annual assessments of recoverability of goodwill and other non-amorizable intangibles during the current and prior years and at year-end we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. During the years ended December 31, 2013 and 2012 we recorded $33 million and $92 million, respectively, in goodwill and other intangibles impairments for certain of our E-commerce companies. Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for these subsidiaries. Fair value for these subsidiaries, including intangible assets and goodwill, was determined using Company projections of future operating performance and applying a combination of market multiples and a discounted cash flow calculation (Level 3).
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

Retail Related Adjustments and Allowances.     QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2013, 2012 and 2011, sales returns represented 19.8%, 19.4% and 19.4% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2013, QVC's inventory is $931 million, which is net of the obsolescence adjustment of $79 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations. At December 31, 2013, QVC's trade accounts receivable are $1,111 million, net of the allowance for doubtful accounts of $83 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses
QVC. QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours per day, QVC-Germany distributes its program 24 hours per day with 23 hours of live programming and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours a day of general interest programming on digital terrestrial television.

On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for 9 hours per day. The CNRS joint venture is accounted for as an equity method investment.

QVC's operating results were as follows:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Net revenue	$8,623	8,516	8,268
Cost of sales	(5,465)	(5,419)	(5,278)
Gross profit	3,158	3,097	2,990
Operating expenses	(740)	(715)	(744)
SG&A expenses (excluding stock-based compensation)	(577)	(554)	(513)
Adjusted OIBDA	1,841	1,828	1,733
Stock-based compensation	(38)	(34)	(22)
Depreciation and amortization	(558)	(526)	(574)
Operating income	$1,245	1,268	1,137

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
QVC-U.S.	$5,844	5,585	5,412
QVC-Japan	1,024	1,247	1,127
QVC-Germany	971	956	1,068
QVC-U.K.	657	641	626
QVC-Italy	127	87	35
	$8,623	8,516	8,268

QVC's consolidated net revenue increased 1.3% and 3.0% for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior years. The 2013 increase of $107 million in net revenue was primarily comprised of $257 million due to a 2.7% increase in the average selling price per unit (“ASP”) and $155 million due to a 1.6% increase in units sold. These amounts were partially offset by a net $200 million of unfavorable foreign currency rate adjustments primarily in Japan. Additionally, net revenue was negatively impacted by $102 million due to an increase in estimated product returns, primarily in the U.S., Japan and Germany. The increase in returns in the U.S. was primarily due to sales volume and the increases in Japan and Germany were primarily due to higher returns in the apparel and jewelry categories and a greater mix of apparel products that return at higher rates than other categories. Overall returns as a percent of gross product revenue increased to 19.8% from 19.4% in 2012.

The 2012 increase in net revenue was primarily comprised of $205 million due to a 2.2% increase in ASP, $154 million due to a 1.7% increase in units sold and a $59 million increase in shipping and handling and other miscellaneous revenue. These amounts were partially offset by $92 million of unfavorable foreign currency rate adjustments in all markets and $78 million due to an increase in estimated product returns as a result of the sales increase. Overall returns as a percent of gross product revenue remained flat at 19.4% compared to 2011.

During the years ended December 31, 2013 and 2012, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Year ended		Year ended
	December 31, 2013		December 31, 2012
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	4.6%	4.6%	3.2%	3.2%
QVC-Japan	(17.9)%	0.3%	10.6%	11.2%
QVC-Germany	1.6%	(1.7)%	(10.5)%	(3.5)%
QVC-UK	2.5%	3.7%	2.4%	3.3%
QVC-Italy	46.0%	41.5%	148.6%	168.3%

In 2013, QVC-U.S. net revenue growth was primarily due to a 4.6% increase in ASP, as a result of higher rates in the beauty and accessories categories as well as a greater mix of accessories. QVC-U.S. experienced shipped sales growth in all categories except jewelry. QVC-Japan's shipped sales in local currency improved primarily in the apparel, home and electronics categories, offset by declines in accessories and jewelry and an increase in estimated product returns as discussed in the above paragraph. QVC-Germany's shipped sales in local currency increased primarily in the apparel and accessories categories, but this growth was more than offset by declines in jewelry and electronics and an increase in estimated product returns as discussed in the above paragraph. QVC-U.K.'s shipped sales growth in local currency was primarily the result of increased sales in the home and beauty categories, partially offset by declines in jewelry. QVC-Italy's sales consisted primarily of home, beauty and apparel products.

In 2012, QVC-U.S. net revenue growth was primarily due to a 3.2% increase in ASP and an increase in shipping and handling revenue, partially offset by an increase in returns associated with the sales increase and change in product mix. QVC-U.S.' shipped sales increased mainly due to growth in the home, beauty and apparel categories that were partially offset by a decline in electronics and jewelry. Additionally, QVC-U.S. revenue growth in the fourth quarter of 2012 was adversely impacted by the effects of Hurricane Sandy. The hurricane did not impact QVC's operations in West Chester, Pennsylvania. QVC-Japan primarily experienced shipped sales growth in local currency in the home, apparel and accessories categories, with the growth for the year also reflective of the earthquake and related events experienced in March 2011. QVC-Germany primarily experienced shipped sales declines in local currency in the health and fitness, apparel and accessories categories, partially offset by an increase in sales of beauty products. QVC-U.K.'s shipped sales growth in local currency was primarily due to the beauty category. QVC-Italy's sales consisted primarily of home, beauty and apparel products.

QVC's gross profit percentage was 36.6%, 36.4% and 36.2% for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in gross profit percentage in 2013 was primarily due to improved product margins in the U.S. and the U.K. The increase in gross profit percentage in 2012 was primarily due to a favorable net shipping and handling position including warehouse productivity in the U.S.; improved leverage of warehouse costs in Japan and warehouse productivity, including the positive impact of lower return processing in Germany.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $25 million or 3.5% and decreased $29 million or 3.9% for the years ended December 31, 2013 and 2012, respectively.

The increase in 2013 was primarily due to a $29 million increase in credit card processing fees and a $17 million increase in commissions expense, offset by a $22 million effect of exchange rates. In regards to the increase in credit card processing fees, as discussed in more detail in the subsequent paragraph, QVC-U.S. reached a favorable legal settlement in the prior year, which offset the related expenses. Credit card processing fees also increased in 2013 due to the U.S. sales increase and lower usage of the QVC branded credit card ("Q Card") combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants. The increase in commissions expense was primarily due to the sales increase in the U.S. and additional programming distribution expenses in Japan.

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

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $23 million, and as a percent of net revenue, from 6.5% to 6.7% for the year ended December 31, 2013 and increased $41 million, and as a percent of net revenue, from 6.2% to 6.5% for the year ended December 31, 2012 as a result of a variety of factors.

The increase in 2013 was primarily related to a $35 million increase in personnel expense, a $7 million increase in information technology expense, a $5 million increase in the provision for doubtful accounts and a $2 million decrease in credit card income, offset by a $13 million effect of exchange rates, a $12 million decrease in sales and franchise taxes and a $3 million decrease in rent expense. The increase in personnel expense was primarily due to merit, benefits and bonus increases in the U.S. and the U.K. as well as severance costs in Germany and the U.K. The increase in information technology expense was primarily due to additional cloud-based software solutions in the U.S. and solutions to enhance customer service and productivity in Germany. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. The decrease in credit card income was primarily due to the overall economics, including usage, of the Q Card portfolio in the U.S. The decrease in sales and franchise taxes was primarily due to a revision in settlement estimates and credits in the U.S. The decrease in rent expense was primarily due to duplicate running costs including a lease cancellation accrual in the U.K. in the prior year associated with the move to its new headquarters, partially offset by higher rent expense on its new facility in the current year.

The increase in 2012 was primarily related to a $31 million increase in personnel expenses, a $9 million increase in marketing expense, an $8 million increase in the provision for doubtful accounts and a $6 million increase in rent expense. These increases were partially offset by a $9 million effect of exchange rates and a $7 million increase in credit card income. The increase in personnel expense was primarily due to merit, benefits and bonus increases in the U.S. and Japan. The increase in marketing expense was primarily due to QVC-U.S. Internet and social media campaigns and a renewal of marketing efforts at QVC-Japan as a result of the earthquake and related events experienced in 2011. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay Plan in the U.S. The increase in rent expense was primarily due to duplicate running costs at QVC-U.K. associated with the transition to its new headquarters including a lease cancellation accrual. The increase in credit card income was primarily due to a higher average portfolio balance in the U.S.

Depreciation and amortization consist of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Affiliate agreements	$150	151	152
Customer relationships	172	172	173
Purchase accounting related amortization	322	323	325
Property, plant and equipment	127	126	135
Software amortization	78	62	95
Channel placement amortization and related expenses	31	15	19
Total depreciation and amortization	$558	526	574

The increase in software amortization in 2013 was primarily due to solutions to enhance customer service and productivity in the U.S and Germany. The increase in channel placement amortization and related expenses in 2013 was primarily due to new and amended long-term cable and satellite television distribution agreements in the U.S.

During the fourth quarter of 2011, QVC determined that certain capitalized customer relationship management ("CRM") software did not meet service-level expectations and desired functionality. As a result, QVC recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the consolidated statement of operations.
TripAdvisor, Inc. The consolidated results of TripAdvisor were not significant for the year ended December 31, 2012 (Revenue of $36 million, Adjusted OIBDA of $8 million and Operating loss of $5 million), due to the timing of gaining control in 2012. As discussed in the "Results of Operations - Consolidated" section the TripAdvisor results were more significant in 2013. Our economic ownership interest in TripAdvisor is only 22% but Liberty's results include the consolidation of TripAdvisor's entire operations with 78% of TripAdvisor's net income (loss), including purchase accounting adjustments, being eliminated through the noncontrolling interest line item. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor's stand alone results promotes a better understanding of overall results of their business. TripAdvisor's revenue, Adjusted OIBDA and operating income on a standalone basis for the last three years were as follows (operating income has been reconciled, in the periods subsequent to consolidation, to the amounts reported by Liberty):

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Revenue	$945	763	637
Adjusted OIBDA	$379	352	323
Operating income (loss)	$295	296	273
Adjustments for purchase accounting and to eliminate results prior to consolidation (1)	$(287)	(301)	NA
Operating income (loss) as reported by Liberty	8	(5)	NA

(1) Purchase accounting adjustments primarily relate to the amortization of certain customer relationships and other intangibles and recognition of incremental stock-based compensation.
A portion ($217 million, $204 million and $211 million for the years ended December 31, 2013, 2012 and 2011, respectively) of TripAdvisor's revenue was related-party revenue with Expedia, Inc. (TripAdvisor's former parent), which we account for as an equity method affiliate.
Revenue

TripAdvisor derives substantially all of its revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, revenue is earned through a combination of subscription-based offerings related to its Business Listings and Vacation Rentals products, transaction revenue from selling room nights on transactional sites, and other revenue including content licensing.

Revenue increased $182 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in click-based advertising revenue of $108 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers, which refers to users who view a listing of hotels in a city or visitors who view a specific hotel page as tracked by TripAdvisor, of 36% for the year ended December 31, 2013, partially offset by lower revenue per hotel shopper of 13% for the year ended December 31, 2013, primarily due to a combination of lower user conversion related to the transition to hotel metasearch, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than mature markets. Display-based advertising increased by $25 million during the year ended December 31, 2013, primarily as a result of a 34% increase in the number of impressions due to increased site traffic and worldwide growth particularly in emerging markets, respectively, when compared to the same period in 2012, partially offset by a decrease in pricing by 5% for the year ended December 31, 2013. Subscription, transaction and other revenue increased by $49 million during the year ended December 31, 2013, respectively, primarily due to growth in our Business Listings and Vacation Rentals products.

Adjusted OIBDA
Adjusted OIBDA as a percentage of revenue has declined period over period as TripAdvisor continues to make investments in the business and the brand. The primary expenses that drive Adjusted OIBDA and operating income on a standalone basis are sales and marketing, technology and content and general and administrative expenses.
Sales and marketing
Sales and marketing expenses primarily consist of direct costs, including search engine marketing, or SEM, other traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense (excluded from Adjusted OIBDA but included in operating income) and bonuses for sales, sales support, customer support and marketing employees.
Direct sales and marketing costs increased $66 million or 38% during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased search engine marketing costs, other traffic acquisition costs and brand advertising costs, including offline advertising, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $36 million or 40% during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in headcount to support business growth, including international expansion, and employees acquired in recent business acquisitions and also increased stock-based compensation costs (excluded from Adjusted OIBDA but included in operating income).
Technology and content
Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of the website. Other costs include licensing and maintenance expense.

Technology and content costs increased $44 million or 51% during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending products onto smartphone and tablet platforms, and development of the hotel metasearch product, as well as an increase in stock based compensation (excluded from Adjusted OIBDA but included in operating income) and additional personnel costs related to employees acquired in recent business acquisitions.

General and administrative
General and administrative expense consists primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and the charitable foundation costs.
General and administrative costs increased $22 million or 30% during the year ended December 31, 2013, when compared to the same period in 2012, primarily due to increased personnel costs related to an increase in stock-based compensation (excluded from Adjusted OIBDA but included in operating income), as well as increased headcount to support business growth and additional professional service fees in order to support the operations and an increase to the bad debt provision.
Operating Income (Loss)
Operating income was impacted by the above explanations on a standalone basis in addition to the amortization of intangibles and the increase in stock-based compensation, both additional stock-based compensation at the TripAdvisor level (as included in the discussion above) and incremental stock-based compensation resulting from the application of purchase accounting. The year ended December 31, 2012 standalone results included only one month of activity therefore the largest portion of the adjustment for that period related to the elimination of results prior to consolidation.

E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding and Celebrate. Revenue for the E-commerce businesses is seasonal due to certain holidays, which drive a significant portion of the E-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.
Revenue increased $182 million and $154 million for the years ended December 31, 2013 and 2012 as compared to the corresponding prior year periods, respectively. Such increases were the result of increased marketing efforts driving additional traffic, greater conversion resulting from continual investments and upgrades in site optimization, broader inventory offerings and additional sales from discounted pricing of seasonal inventory.
Adjusted OIBDA for the E-commerce businesses decreased $11 million and increased $27 million for the years ended December 31, 2013 and 2012, respectively, representing 5% of revenue in 2013, as compared to 6% of revenue in 2012 and 9% in 2011. The decrease in Adjusted OIBDA as a percentage of sales for the year ended December 31, 2013 and 2012 was the result of increased spending in paid search as a percentage of revenue, increased promotional activity and product discounting to move seasonal inventory, which impacted gross margins, and lower advertising revenue due to unfavorable pricing and a shift to mobile applications. The most significant declines in operating results for the E-commerce businesses, as compared to prior periods, were the Celebrate retail business and the non-perishable businesses within Provide (Red Envelope and Personal Creations). These businesses had declining revenues as well as decreasing contribution margin (product margin less direct expenses of the business) which hurt the overall Celebrate and Provide businesses. These declining operating results were partially offset by the growth of other E-commerce businesses primarily CommerceHub and Bodybuilding.com. Additionally, for the year ended December 31, 2012 the E-commerce companies recorded legal settlements ($6 million), additional inventory reserves ($4 million) and retention compensation of certain key personnel at one E-commerce subsidiary ($5 million).
Operating loss for the year ended December 31, 2013 was slightly improved over the same periods of December 31, 2012 due primarily to a smaller impairment of goodwill and other intangibles recorded during the current year. In 2013, further impairments of $33 million were recorded for intangibles at Evite and certain Provide intangibles. In 2012, Celebrate and Evite required the recognition of $92 million of impairments as a result of continued declining operating results and disappointing business environment and operational trends.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2013, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Interactive Group
QVC	$922	1.9%	$2,899	6.0%
Corporate and other	$49	2.4%	$1,203	5.9%
Ventures Group
TripAdvisor	$369	2.0%	$—	NA
Coporate and other	$—	NA	$2,091	2.5%
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
At December 31, 2013, the fair value of our AFS equity securities was $1,497 million. Had the market price of such securities been 10% lower at December 31, 2013, the aggregate value of such securities would have been $150 million lower. Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.
Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's and TripAdvisor's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Interactive Corporation are filed under this Item, beginning on Page II-26. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
See page II-24 for Management's Report on Internal Control Over Financial Reporting.
See page II-25 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2013, using the criteria in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2013, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-25 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Interactive Corporation:
We have audited Liberty Interactive Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Interactive Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Liberty Interactive Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Interactive Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Interactive Corporation:
We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Interactive Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Interactive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 28, 2014

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2013 and 2012

	2013	2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,256	2,660
Trade and other receivables, net	1,274	1,201
Inventory, net	1,135	1,106
Short-term marketable securities	543	186
Other current assets	218	105
Total current assets	4,426	5,258
Investments in available-for-sale securities and other cost investments (note 8)	1,501	1,819
Investments in affiliates, accounted for using the equity method (note 9)	1,237	851

Property and equipment, at cost	2,256	2,170
Accumulated depreciation	(1,009)	(935)
	1,247	1,235
Intangible assets not subject to amortization (note 10):
Goodwill	9,332	9,556
Trademarks	4,343	4,324
	13,675	13,880
Intangible assets subject to amortization, net (note 10)	2,492	3,117
Other assets, at cost, net of accumulated amortization	98	95
Total assets	$24,676	26,255

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (Continued) December 31, 2012 and 2011

	2013	2012
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$591	719
Accrued liabilities	1,067	918
Current portion of debt (note 11)	978	1,638
Deferred income tax liabilities (note 12)	925	912
Other current liabilities	195	302
Total current liabilities	3,756	4,489
Long-term debt, including $2,355 million and $2,930 million measured at fair value (note 11)	6,406	6,246
Deferred income tax liabilities (note 12)	2,844	3,209
Other liabilities	235	260
Total liabilities	13,241	14,204
Equity
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 471,625,030 shares at December 31, 2013 and 516,009,627 shares at December 31, 2012	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,884,103 shares at December 31, 2013 and 28,942,403 shares at December 31, 2012	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 35,380,604 shares at December 31, 2013 and 35,355,434 shares at December 31, 2012	—	—
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 1,442,689 shares at December 31, 2013 and 1,446,916 shares at December 31, 2012	—	—
Additional paid-in capital	1,147	2,225
Accumulated other comprehensive earnings, net of taxes	99	148
Retained earnings	5,685	5,184
Total stockholders' equity	6,936	7,562
Noncontrolling interests in equity of subsidiaries	4,499	4,489
Total equity	11,435	12,051
Commitments and contingencies (note 18)
Total liabilities and equity	$24,676	26,255

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Statements Of Operations Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	amounts in millions, except per share amounts
Net retail sales	$10,307	10,018	9,616
Service and other revenue, net	945	36	—
Total revenue, net	11,252	10,054	9,616
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	6,602	6,396	6,114
Operating expense, including stock-based compensation (note 3)	1,029	840	866
Selling, general and administrative, including stock-based compensation (note 3)	1,525	1,009	862
Depreciation and amortization	943	609	641
Impairment of intangible assets	33	92	—
	10,132	8,946	8,483
Operating income	1,120	1,108	1,133
Other income (expense):
Interest expense	(373)	(432)	(427)
Share of earnings (losses) of affiliates, net (note 9)	33	85	140
Realized and unrealized gains (losses) on financial instruments, net (note 7)	(22)	(351)	84
Gains (losses) on transactions, net (note 5)	(2)	1,531	—
Other, net	(46)	44	9
	(410)	877	(194)
Earnings (loss) from continuing operations before income taxes	710	1,985	939
Income tax (expense) benefit (note 12)	(130)	(394)	(352)
Earnings (loss) from continuing operations	580	1,591	587
Earnings (loss) from discontinued operations, net of taxes (note 6)	—	—	378
Net earnings (loss)	580	1,591	965
Less net earnings (loss) attributable to the noncontrolling interests	79	61	53
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$501	1,530	912
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	NA	211
Liberty Starz common stock	NA	NA	177
Liberty Interactive Corporation common stock	NA	294	524
Liberty Interactive common stock	438	212	NA
Liberty Ventures common stock	63	1,024	NA
	$501	1,530	912

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Consolidated Statements Of Operations (Continued) Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	NA	0.12
Series A and Series B Liberty Interactive Corporation common stock	NA	0.53	0.88
Series A and Series B Liberty Interactive common stock	$0.84	0.39	NA
Series A and Series B Liberty Ventures common stock	$1.70	31.03	NA
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	NA	0.12
Series A and Series B Liberty Interactive Corporation common stock	NA	0.52	0.87
Series A and Series B Liberty Interactive common stock	$0.83	0.38	NA
Series A and Series B Liberty Ventures common stock	$1.70	31.03	NA
Basic net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	NA	2.60
Series A and Series B Liberty Starz common stock	NA	NA	3.47
Series A and Series B Liberty Interactive Corporation common stock	NA	0.53	0.88
Series A and Series B Liberty Interactive common stock	$0.84	0.39	NA
Series A and Series B Liberty Ventures common stock	$1.70	31.03	NA
Diluted net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	NA	NA	2.54
Series A and Series B Liberty Starz common stock	NA	NA	3.34
Series A and Series B Liberty Interactive Corporation common stock	NA	0.52	0.87
Series A and Series B Liberty Interactive common stock	$0.83	0.38	NA
Series A and Series B Liberty Ventures common stock	$1.70	31.03	NA

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	amounts in millions
Net earnings (loss)	$580	1,591	965
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(76)	(25)	(11)
Share of other comprehensive earnings (loss) of equity affiliates	2	3	(2)
Other comprehensive earnings (loss) from discontinued operations	—	—	(26)
Other comprehensive earnings (loss)	(74)	(22)	(39)
Comprehensive earnings (loss)	506	1,569	926
Less comprehensive earnings (loss) attributable to the noncontrolling interests	54	43	57
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$452	1,526	869
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Capital common stock	NA	NA	189
Liberty Starz common stock	NA	NA	173
Liberty Interactive Corporation common stock	NA	277	507
Liberty Interactive common stock	$387	222	NA
Liberty Ventures common stock	65	1,027	NA
	$452	1,526	869

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	amounts in millions (See note 4)
Cash flows from operating activities:
Net earnings (loss)	$580	1,591	965
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	—	(378)
Depreciation and amortization	943	609	641
Stock-based compensation	178	91	49
Cash payments for stock-based compensation	(10)	(12)	(3)
Excess tax benefit from stock-based compensation	(23)	(64)	(19)
Noncash interest expense	13	9	9
Share of (earnings) losses of affiliates, net	(33)	(85)	(140)
Cash receipts from returns on equity investments	35	45	22
Realized and unrealized (gains) losses on financial instruments, net	22	351	(84)
(Gains) losses on transactions, net	2	(1,531)	—
(Gains) losses on extinguishment of debt	57	—	—
Impairment of intangible assets	33	92	—
Deferred income tax expense (benefit)	(136)	13	44
Other noncash charges (credits), net	(2)	(30)	(5)
Changes in operating assets and liabilities
Current and other assets	(81)	(70)	(174)
Payables and other liabilities	(218)	423	(27)
Net cash provided (used) by operating activities	1,360	1,432	900
Cash flows from investing activities:
Cash proceeds from dispositions	1,137	1,030	—
Proceeds (payments) from settlement of financial instruments, net	—	(258)	—
Investment in and loans to cost and equity investees	(384)	(236)	(65)
Capital expended for property and equipment	(352)	(339)	(312)
Cash (paid) for acquisitions, net of cash acquired	(58)	28	(14)
Purchases of short term investments and other marketable securities	(1,391)	(76)	(251)
Sales of short term investments and other marketable securities	726	46	205
Other investing activities, net	(38)	(42)	—
Net cash provided (used) by investing activities	(360)	153	(437)
Cash flows from financing activities:
Borrowings of debt	4,373	2,316	383
Repayments of debt	(5,474)	(1,512)	(899)
Repurchases of Liberty Interactive common stock	(1,089)	(815)	(366)
Shares repurchased by subsidiary	(145)	—	—
Shares issued by subsidiary	27	—	—
Proceeds from rights offering	—	328	—
Taxes paid in lieu of shares issued for stock-based compensation	(38)	(128)	(5)
Excess tax benefit from stock-based compensation	23	64	19
Other financing activities, net	(57)	(5)	(48)
Net cash provided (used) by financing activities	(2,380)	248	(916)
Effect of foreign currency exchange rates on cash	(24)	(20)	(4)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—	304
Cash provided (used) by investing activities	—	—	(104)
Cash provided (used) by financing activities	—	—	(264)
Change in available cash held by discontinued operations	—	—	15
Net cash provided (used) by discontinued operations	—	—	(49)
Net increase (decrease) in cash and cash equivalents	(1,404)	1,813	(506)
Cash and cash equivalents at beginning of period	2,660	847	1,353
Cash and cash equivalents at end of period	$1,256	2,660	847

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity
Years ended December 31, 2013, 2012 and 2011

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive		Liberty Ventures
											Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2011	$—	1	—	—	—	6	—	—	—	8,338	226	2,742	129	11,442
Net earnings	—	—	—	—	—	—	—	—	—	—	—	912	53	965
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(43)	—	4	(39)
Stock compensation	—	—	—	—	—	—	—	—	—	58	—	—	—	58
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	19	—	—	—	19
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	17	—	—	—	17
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	—	—	—	(366)	—	—	—	(366)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	—	—	—	(213)	—	—	—	(213)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16)	—	—	(51)	(67)
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	—	—	(100)	—	—	(6)	(106)
Split-off of Liberty Media Corporation (note 6)	—	(1)	—	—	—	—	—	—	—	(5,110)	(31)	—	5	(5,137)
Transfer of tax attributes from Liberty Media	—	—	—	—	—	—	—	—	—	59	—	—	—	59
Balance at December 31, 2011	—	—	—	—	—	6	—	—	—	2,681	152	3,654	134	6,627
Net earnings	—	—	—	—	—	—	—	—	—	—	—	1,530	61	1,591
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(4)	—	(18)	(22)
Stock compensation	—	—	—	—	—	—	—	—	—	76	—	—	—	76
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	(128)	—	—	—	(128)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	28	—	—	—	28

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity (continued)
Years ended December 31, 2013, 2012 and 2011

	Stockholders' Equity
		Common stock
		Liberty Capital		Liberty Starz		Liberty Interactive		Liberty Ventures
											Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(1)	—	—	—	(814)	—	—	—	(815)
Series A Liberty Ventures stock issued for rights offering	—	—	—	—	—	—	—	—	—	328	—	—	—	328
Noncontrolling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	4,341	4,341
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)
Balance at December 31, 2012	$—	—	—	—	—	5	—	—	—	2,225	148	5,184	4,489	12,051
Net earnings	—	—	—	—	—	—	—	—	—	—	—	501	79	580
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	(49)	—	(25)	(74)
Stock compensation	—	—	—	—	—	—	—	—	—	93	—	—	49	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	(38)	—	—	—	(38)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	23	—	—	—	23
Stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	5	—	—	—	5
Series A Liberty Interactive stock repurchases	—	—	—	—	—	—	—	—	—	(1,089)	—	—	—	(1,089)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	(63)	—	—	(82)	(145)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	(7)	—	—	34	27
Other	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Balance at December 31, 2013	$—	—	—	—	—	5	—	—	—	1,147	99	5,685	4,499	11,435

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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
On October 10, 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize its Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. The Digital Commerce Group would have attributed to it Liberty's subsidiaries Provide Commerce, Backcountry.com, Bodybuilding.com, CommerceHub, Right Start, and Evite, which is currently a part of Liberty's subsidiary Celebrate, along with cash and certain liabilities. The QVC Group, which is currently known as the Interactive Group, would have attributed to it Liberty’s subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities. Additionally, on October 10, 2013, Liberty announced that its board has also authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of a newly formed company to be called Liberty TripAdvisor Holdings (“Trip Holdings”). Trip Holdings would be comprised of, among other things, Liberty’s 22% economic and 57% voting interest in TripAdvisor, as well as Liberty’s Celebrate retail business, which is currently a part of Liberty's subsidiary Celebrate, and an anticipated initial corporate level net debt balance of $350 million. Management continues to review the proposed restructurings and no assurance can be given as to when or if either such transaction will be completed.

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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $658 million (at December 31, 2013), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and E-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC and CommerceHub as well as our interest in HSN, Inc. including cash of approximately $598 million (at December 31, 2013), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other consolidated subsidiaries, described above, as well as our outstanding senior notes and certain deferred tax liabilities.

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

Receivables
Receivables are reflected net of an allowance for doubtful accounts and sales returns. A provision for bad debts is provided as a percentage of accounts receivable based on historical experience and included in selling, general and administrative expense. A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of goods sold. A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2013	$79	83	—	(73)	89
2012	$80	75	5	(81)	79
2011	$67	68	—	(55)	80

Inventory
Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method. Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category. Inventory is stated net of inventory obsolescence reserves of $88 million and $97 million for the years ended December 31, 2013 and 2012, respectively.

Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $1,309 million and $1,716 million as of December 31, 2013 and 2012, respectively.

Other investments in which the Company's ownership interest is less than 20%, unless the company has the ability to exercise significant influence, and that are not considered marketable securities are carried at cost.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Property and Equipment

Property and equipment consisted of the following:

	December 31, 2013	December 31, 2012
	amounts in millions
Land	$91	100
Buildings and improvements	1,022	909
Support equipment	1,058	948
Projects in progress	85	213
Total property and equipment	$2,256	2,170

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 8 to 40 years for buildings and improvements. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $159 million, $147 million and $151 million, respectively.

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

The Company performs at least annually an impairment analysis of goodwill and other intangibles. The Company adopted the accounting guidance, in the prior year, relating to the annual assessments of recoverability of goodwill and other intangibles and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. The accounting guidance adopted was issued to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the current year and prior year for other purposes.
If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

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
December 31, 2013, 2012 and 2011

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

Revenue Recognition
Retail revenue is recognized at the time of delivery to customers. The revenue for shipments in-transit is recorded as deferred revenue and included in other current liabilities. Service revenue is recognized when the applicable criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2013, 2012 and 2011 aggregated $2,137 million, $2,041 million and $1,966 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

Cost of Sales
Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs
Advertising costs generally are expensed as incurred. Advertising expense aggregated $509 million, $271 million and $242 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation :

	Year ended December 31,
	2013	2012	2011
	amounts in millions
Operating expense	$26	—	—
Selling, general and administrative	152	91	49
	$178	91	49

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

Earnings (Loss) Attributable to Liberty Interactive Corporation Stockholders and Earnings (Loss) Per Common Share
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) attributable to such common stock by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding ("WASO"). As discussed in more detail in note 6, Liberty Capital common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, the amounts presented below are through the LMC Split-Off date.

Year ended
December 31, 2011

Basic WASO	81
Stock options	2
Diluted WASO	83
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding. As discussed in more detail in note 6, Liberty Starz common stock was redeemed for shares in a subsidiary in the third quarter of 2011. Therefore, the amounts presented below are through the LMC Split-Off date.

Year ended
December 31, 2011

Basic WASO	51
Stock options	2
Diluted WASO	53

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Series A and Series B Liberty Interactive Corporation Common Stock
The basic and diluted EPS calculation for Liberty Interactive Corporation prior to the recapitalization is based on the following weighted average outstanding shares. Excluded from diluted EPS, for the period prior to the recapitalization, are less than a million potential common shares because their inclusion would be antidilutive.

	January 1, 2012	Year ended
	August 9, 2012	December 31, 2011
	number of shares in millions
Basic WASO	559	595
Stock options	9	7
Diluted WASO	568	602
Series A and Series B Liberty Interactive Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of current Liberty Interactive Corporation common stock became a holder of the same number of Liberty Interactive common stock. EPS for the period from the recapitalization through December 31, 2013, are based on the following weighted average outstanding shares. Excluded from diluted EPS for the year ended December 31, 2013 are less than a million potential common shares because their inclusion would be antidilutive.

	Year ended	Year ended
	December 31, 2013	December 31, 2012
	number of shares in millions
Basic WASO	519	541
Stock options	8	10
Diluted WASO	527	551
Series A and Series B Liberty Ventures Common Stock
Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock. Additionally, as part of the recapitalization Liberty distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Ventures common stock, see further discussion in note 11. The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding. EPS for the period from the recapitalization through December 31, 2013, are based on the following weighted average outstanding shares. Excluded from diluted EPS for the year ended December 31, 2013 are less than a million potential common shares because their inclusion would be antidilutive.

	Year ended	Year ended
	December 31, 2013	December 31, 2012
	number of shares in millions
Basic WASO	37	33
Stock options	—	—
Diluted WASO	37	33

Reclasses and adjustments
Certain prior period amounts have been reclassified for comparability with the current year presentation.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$9	362	3
Intangibles not subject to amortization	41	5,494	10
Intangibles subject to amortization	21	1,235	3
Net liabilities assumed	(25)	(587)	(3)
Deferred tax assets (liabilities)	12	(1,199)	1
Other	—	12	—
Fair value of previously held ownership interest	—	(1,004)	—
Noncontrolling interest	—	(4,341)	—
Cash paid for acquisitions, net of cash (acquired)	$58	(28)	14

Cash paid for interest	$371	411	426

Cash paid for income taxes	$460	151	370

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(5) TripAdvisor, Inc. Transactions

In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on transactions, net, based on the average cost, in the statement of operations.

On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own. Following the transaction we owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor we applied the applicable purchase accounting guidance and recorded a gain on the acquisition of $800 million on our ownership interest held prior to the transaction, recognized in the gain (loss) on transactions, net line in the consolidated statements of operations. The fair value of our ownership interest previously held and the fair value of the noncontrolling interest was determined based on the trading price of TripAdvisor common shares on the last trading day prior to our transaction. Additionally, the noncontrolling interest includes the fair value of TripAdvisor's fully vested options outstanding at the date of acquisition. Following the transaction date TripAdvisor is a consolidated subsidiary with a 78% noncontrolling interest accounted for in equity and the consolidated statements of operations.

Final purchase price allocation for TripAdvisor is as follows (amounts in millions):

	Initial	Adjustments	Final
Fair value of ownerhsip interest held prior to transaction	$1,004	—	1,004
Controlling interest acquired	300	—	300
Noncontrolling interest	4,341	—	4,341
	$5,645	—	5,645

Cash and cash equivalents	$411	—	411
Receivables	116	—	116
Other assets	233	—	233
Goodwill	3,649	(220)	3,429
Tradenames	1,800	30	1,830
Intangible assets subject to amortization	1,195	(30)	1,165
Debt	(417)	—	(417)
Other liabilities assumed	(151)	(7)	(158)
Deferred tax liabilities	(1,191)	227	(964)
	$5,645	—	5,645

Liberty finalized its purchase price allocation during the year ended December 31, 2013. The Adjustments were primarily related to tax impacts of our initial allocation. The differences would not have had a significant effect on any prior period amounts and accumulated differences have been included in the year ended December 31, 2013 results.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The Pro Forma summarized unaudited statements of operations of Liberty were prepared utilizing the historical financial statements of TripAdvisor, giving effect to purchase accounting related adjustments made at the time of acquisition and excluding the impact of gains recorded in 2012, as if the transaction discussed above had occurred on January 1, 2011, are as follows:
Summary Operations Data:

	Years ended December 31,
	2012	2011
	in millions, except per share amounts (unaudited)
Revenue	$10,781	10,253
Operating income (loss)	1,219	1,166
Income tax (expense) benefit	(383)	(382)
Net earnings (loss) from continuing operations	530	589
Less earnings (loss) attributable to the noncontrolling interests	175	190
Net Earnings (loss) from continuing operations attributable to Liberty shareholders:
Liberty Capital common stock	NA	10
Liberty Interactive Corporation common stock	44	389
Liberty Interactive common stock	212	NA
Liberty Ventures common stock	99	NA
	$355	399

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty shareholders per common share (note 3):
Liberty Capital common stock	NA	0.12
Liberty Interactive Corporation common stock	$0.08	0.65
Liberty Interactive common stock	$0.39	NA
Liberty Ventures common stock	$3.00	NA

Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty shareholders per common share (note 3):
Liberty Capital common stock	NA	0.12
Liberty Interactive Corporation common stock	$0.08	0.65
Liberty Interactive common stock	$0.38	NA
Liberty Ventures common stock	$3.00	NA

This Pro Forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as if the transaction had happened previously and Liberty controlled TripAdvisor during the periods presented.

(6)	Discontinued Operations
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
December 31, 2013, 2012 and 2011

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
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters. Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program. The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC in the LMC Split-Off. Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position. Pursuant to the Services Agreement, LMC will provide Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters. Under theses various agreements approximately $15 million, $12 million and $2 million of these allocated expenses were reimbursable from Liberty to LMC for the years ended December 31, 2013, 2012 and 2011 (since the LMC Split-Off date), respectively.
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
Certain combined financial information for LMC, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

Year ended December 31, 2011
Revenue	$2,008
Earnings (loss) before income taxes	$628
Earnings per share impact of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

Year ended December 31, 2011
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	2.48
Series A and Series B Liberty Starz common stock	3.47
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty Capital common stock	2.42
Series A and Series B Liberty Starz common stock	3.34
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
December 31, 2013, 2012 and 2011

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
(7) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.
The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2013			December 31, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$918	918	—	2,316	2,305	11
Short term marketable securities	$543	62	481	186	—	186
Available-for-sale securities	$1,497	1,047	450	1,815	1,668	147
Debt	$2,355	—	2,355	2,930	—	2,930
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Fair Value Option Securities	$514	470	55
Exchangeable senior debentures	(553)	(602)	(46)
Other financial instruments	17	(219)	75
	$(22)	(351)	84

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(8) Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.
Investments in AFS securities, the majority of which are considered Fair Value Option Securities, excluding the TripAdvisor AFS securities and other cost investments, are summarized as follows:

	December 31, 2013	December 31, 2012
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	$4	4
Ventures Group
Time Warner Inc. (1)	$306	1,042
Time Warner Cable Inc.	741	531
Other AFS investments (1)	262	143
TripAdvisor AFS Securities	188	99
Total attributed Ventures Group	1,497	1,815
Consolidated Liberty	$1,501	1,819

(1) Liberty sold 17.4 million shares of Time Warner Inc. and 2.0 million shares of AOL Inc. for proceeds of $1,099 million during 2013 in connection with the redemption of the 3.125% Exchangeable Senior Debentures, as discussed in note 11.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(9) Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2013 and the carrying amount at December 31, 2012:

	December 31, 2013			December 31, 2012
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN, Inc.(3)	38%	$1,247	$293	242
Other	various	N/A	50	62
Total Interactive Group			343	304
Ventures Group
Expedia (2)(3)	18%	$1,608	477	431
Other (4)	various	N/A	417	116
Total Ventures Group			894	547
Consolidated Liberty			$1,237	851

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Interactive Group
HSN, Inc.	$61	40	38
Other	(13)	(12)	(15)
Total Interactive Group	48	28	23
Ventures Group
Expedia, Inc. (1)(2)	31	67	119
TripAdvisor (1)(4)	NA	38	NA
Other (5)	(46)	(48)	(2)
Total Ventures Group	(15)	57	117
Consolidated Liberty	$33	85	140

(1)
During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata split-off of TripAdvisor, a wholly owned subsidiary. Therefore, the Company had a 26% ownership interest in each of Expedia, Inc. and TripAdvisor as of December 31, 2011.

(2)
Liberty entered into a forward sales contract on 12 million shares of Expedia common stock in March 2012 at a per share forward price of $34.316. The forward contract was settled in October 2012 for total cash proceeds of $412 million and the 12 million shares of Expedia common stock, previously held as collateral, were released to the counterparty. In the fourth quarter of 2012, when the forward contract settled, the difference between the fair value of the Expedia shares and the carrying value of the shares ($443 million) was recognized in the gain (loss) on transactions, net line item in the statement of operations. Liberty owns an approximate 18% equity interest and 58% voting interest in Expedia. Liberty has entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote its interests of Expedia, subject to certain limitations. Additionally, through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members. Therefore, we determined based on these arrangements that we have significant influence and have accounted for the investment as an equity method affiliate.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(3)
During the years ended December 31, 2013 and 2012, Expedia, Inc. paid dividends aggregating $13 million and $23 million, respectively, and HSN, Inc. paid dividends of $16 million during the year ended December 31, 2013 which were recorded as reductions to the investment balances.

(4)
In May 2012, Liberty sold approximately 8.5 million shares of TripAdvisor for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on transactions, net, based on the average cost, in the statement of operations. On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest) for $300 million and obtained voting control of TripAdvisor, see note 5 for additional details of the fourth quarter transaction with TripAdvisor.

(5)
Liberty invested $300 million in a solar energy plant during 2013. Liberty expects to receive a portion of the initial investment back within a year as the entity expects to receive grant proceeds and other favorable tax attributes. The Company expects to record its share of losses of the solar plant but expects to record the impacts of favorable tax attributes (primarily accelerated depreciation) as a current tax benefit with an offsetting deferred tax expense in the tax expense (benefit) line item in the Statement of Operations.

HSN, Inc.
Liberty records the share of earnings (loss) for HSN, Inc. on a quarter lag due to timeliness considerations and access to financial information. Summarized unaudited financial information for HSN, Inc., on a quarter lag, is as follows:
HSN, Inc. Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
	amounts in millions
Current assets	$773	776
Property and equipment, net	171	159
Goodwill	10	10
Intangible assets	266	267
Other assets	6	7
Total assets	$1,226	1,219
Current liabilities	$412	411
Deferred income taxes	90	76
Long-term debt	231	244
Other liabilities	11	15
Equity	482	473
Total liabilities and equity	$1,226	1,219

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

HSN, Inc. Consolidated Statements of Operations

	Trailing twelve months ended September 30,
	2013	2012	2011
	amounts in millions
Revenue	$3,367	3,206	2,949
Cost of revenue	(2,152)	(2,039)	(1,865)
Gross profit	1,215	1,167	1,084
Selling, general and administrative expenses	(898)	(877)	(816)
Amortization	(40)	(38)	(35)
Operating income	277	252	233
Interest expense	(7)	(27)	(32)
Other income (expense), net	1	(18)	—
Income tax (expense) benefit	(98)	(78)	(79)
Income (loss) from continuing operations	173	129	122
Discontinued operations, net of tax	1	(8)	(5)
Net earnings (loss) attributable to HSN shareholders	$174	121	117

(10) Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2012	$5,354	624	—	5,978
Acquisitions	21	19	3,649	3,689
Impairments	—	(82)	—	(82)
Foreign currency translation adjustments	(26)	—	—	(26)
Other	—	(3)	—	(3)
Balance at December 31, 2012	$5,349	558	3,649	9,556
Foreign currency translation adjustments	(37)	—	3	(34)
Acquisitions	—	7	28	35
Impairments	—	(5)	—	(5)
Purchase price allocation adjustments (note 5)	—	—	(220)	(220)
Balance at December 31, 2013	$5,312	560	3,460	9,332

Goodwill recognized from acquisitions primarily relate to assembled workforces, website community and other intangible assets that do not qualify for separate recognition.

As presented in the accompanying consolidated balance sheets, trademarks is the other significant indefinite lived intangible asset.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$2,324	(1,700)	624	2,304	(1,540)	764
Customer relationships	3,612	(2,198)	1,414	3,630	(1,761)	1,869
Other	1,032	(578)	454	943	(459)	484
Total	$6,968	(4,476)	2,492	6,877	(3,760)	3,117
The weighted average life of these amortizable intangible assets was approximately 9 years, at the time of acquisition. However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.
Amortization expense for intangible assets with finite useful lives was $784 million, $462 million and $490 million for the years ended December 31, 2013, 2012 and 2011, respectively. Based on its amortizable intangible assets as of December 31, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2014	$747
2015	$650
2016	$539
2017	$366
2018	$81
Impairments
During the year ended December 31, 2013 and 2012 we recorded $33 million and $92 million, respectively, in goodwill and other intangibles impairments for two of our E-commerce companies (Celebrate and Evite). Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for these subsidiaries. Fair value for these subsidiaries, including the related intangibles and goodwill, were determined using the respective Company's projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2013 accumulated impairment losses for the E-commerce companies was $143 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(11) Debt
Debt is summarized as follows:

	Outstanding principal December 31, 2013	Carrying value
		December 31, 2013	December 31, 2012
	amounts in millions
Interactive Group
Corporate level notes and debentures
5.7% Senior Notes due 2013	$—	—	240
8.5% Senior Debentures due 2029	287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	400	423	—
Subsidiary level notes and facilities
QVC 7.125% Senior Secured Notes due 2017	—	—	500
QVC 7.5% Senior Secured Notes due 2019	769	761	988
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	—
QVC 5.95% Senior Secured Notes due 2043	300	300	—
QVC Bank Credit Facilities	922	922	903
Other subsidiary debt	141	141	125
Total Interactive Group	$5,073	5,083	4,542
Ventures Group
Corporate level debentures
3.125% Exchangeable Senior Debentures due 2023	$—	—	1,639
4% Exchangeable Senior Debentures due 2029	439	284	311
3.75% Exchangeable Senior Debentures due 2030	439	270	297
3.5% Exchangeable Senior Debentures due 2031	363	316	292
3.25% Exchangeable Senior Debentures due 2031	—	—	391
0.75% Exchangeable Senior Debentures due 2043	850	1,062	—
Subsidiary level facilities
TripAdvisor Debt Facilities	369	369	412
Total Ventures Group	$2,460	2,301	3,342
Total consolidated Liberty debt	$7,533	7,384	7,884
Less debt classified as current		(978)	(1,638)
Total long-term debt		$6,406	6,246

Exchangeable Senior Debentures

Each $1,000 debenture of Liberty's 3.125% Exchangeable Senior Debentures was exchangeable at the holder's option for the value of 19.1360 shares of Time Warner Inc. common stock, 4.8033 shares of Time Warner Cable Inc. common stock and 1.7396 shares of AOL Inc. common stock. On April 9, 2013, Liberty's wholly owned subsidiary, Liberty Interactive LLC, called for the redemption of all the outstanding 3.125% Exchangeable Senior Debentures due 2023 ("3.125% Exchangeable Senior Debentures") on May 9, 2013 (the "redemption date"). In accordance with the redemption provisions of the 3.125% Exchangeable Senior Debentures and the related indenture, the 3.125% Exchangeable Senior Debentures were redeemed at a redemption price of approximately $1,667 for each $1,000 principal amount outstanding. All of the outstanding 3.125% Exchangeable Senior Debentures were redeemed, using cash provided by the 0.75% Debenture (defined below) and cash provided by the sale of shares of Time Warner Inc. and AOL, Inc. common stock.

Also on April 9, 2013, Liberty Interactive LLC, a wholly owned subsidiary Liberty, completed the offer and sale of $850 million aggregate original principal amount of Liberty Interactive LLC's 0.75% Exchangeable Senior Debentures due 2043 (the “0.75% Debenture”) in a private placement transaction. The Debentures mature on March 30, 2043. Interest on the Debentures will accrue from April 9, 2013 at an annual rate of 0.75% of the original principal amount of $1,000 per Debenture, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing June 30, 2013. Each $1,000

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

original principal amount of Debentures is initially exchangeable for a basket of 6.3040 shares of common stock of Time Warner Cable Inc. and 5.1635 shares of common stock of Time Warner Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Time Warner Cable Inc. and Time Warner Inc. (or into which any of those securities may be converted or exchanged). This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a Reference Company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty Interactive LLC, cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations.

Each $1,000 debenture of Liberty's 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and 0.7860 shares of CenturyLink, Inc. ("CenturyLink") common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of Liberty's 3.75% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock and 0.5746 shares of CenturyLink common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of Liberty's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011. MMI was acquired on May 22, 2012 for $40 per share in cash. Pursuant to the indenture, the cash paid to shareholders in the MMI acquisition was to be paid to the holders of the Motorola Exchangeables as an extraordinary distribution. Liberty made a cash payment of $184.096 per debenture in the second quarter of 2012 for a total payment of $111 million. The remaining exchange value is payable, at Liberty's option, in cash or MSI stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of a cash distribution made by Liberty in 2007, the cash disbursement discussed above and various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $619, as of December 31, 2013.

Liberty's 3.25% Exchangeable Senior Debentures (the "Viacom Exchangeables") were exchangeable at the holder's option for the value of 9.2833 shares of Viacom Class B common stock and 9.2833 shares of CBS Corporation ("CBS") Class B common stock. During the year ended December 31, 2013, Liberty retired all outstanding 3.25% Exchangeable Senior Debentures due 2031. Liberty paid approximately $414 million to retire the outstanding principal balance.

On September 9, 2013, Liberty LLC, a wholly owned subsidiary of Liberty, issued $400 million aggregate original principal amount of the 1% Exchangeable Senior Debentures due 2043 (the "HSNi Exchangeables"). The HSNi Exchangeables mature on September 30, 2043 and interest on the HSNi Exchangeables accrues at an annual rate of 1% of the original principal amount of $1,000 per debenture, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2013. Each $1,000 original principal amount of HSNi Exchangeables is initially exchangeable for 13.4580 shares of common stock of HSNi (the "HSNi Reference Shares").

Each of the HSNi Exchangeables is exchangeable at the option of the holder, for certain triggering events (primarily the increase in an average trading period at the end of the quarter for HSNi reference shares above 130% or below 98% of the adjusted principal amount at the end of a quarter) after the calendar quarter ending March 31, 2014, upon achieving certain trading prices of the underlying HSNi Reference Shares. Upon exchange, holders of HSNi Exchangeables will be entitled to receive the HSNi Reference Shares attributable to such HSNi Exchangeables or, at the election of Liberty LLC, cash or a combination of HSNi Reference Shares and cash having a value equal to such HSNi Reference Shares. For purposes of the HSNi Exchangeables, Liberty LLC is treated as an affiliate of HSNi under the Securities Act. Therefore, for as long as Liberty LLC is treated as an affiliate of HSNi for purposes of the HSNi Exchangeables, any reference shares consisting of HSNi common stock (or common stock of any

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

other reference company of which Liberty LLC is treated as an affiliate for purposes of the HSNi Exchangeables) delivered by Liberty LLC upon exchange or purchase of a HSNi Exchangeables will be "restricted securities" under the Securities Act and subject to restrictions on transfer. Liberty LLC may deliver HSNi Reference Shares upon exchange or purchase of the HSNi Exchangeables only if (1) permitted under certain contractual arrangements between the Company and HSNi and (2) such Reference Shares would be freely transferable by the holders of the HSNi Reference Shares (other than by affiliates of HSNi) under the Securities Act, or if not freely transferable, there is at that time an effective registration statement under a registration rights agreement that Liberty LLC has with HSNi (or such other Reference Company) pursuant to which the recipients of such HSNi Reference Shares may sell those shares in a registered transaction under the Securities Act.

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

Liberty has elected to account for the HSNi Exchangeables using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. Liberty will review the triggering event on a quarterly basis to determine whether a triggering event has occured to require current classification of the HSNi Exchangeables upon a call event. As of December 31, 2013 the balance of the HSNi Exchangeables have been classified as long term.

Liberty has sold, split-off or otherwise disposed of all of its shares of Motorola, Sprint and CenturyLink common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use owned shares to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that could be redeemed for cash as a current liability. Such amount aggregated $870 million at December 31, 2013. Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Notes and Debentures

Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $5 million and $6 million at December 31, 2013 and 2012, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

QVC Senior Secured Notes

During the year ended December 31, 2013 QVC tendered and called for all the outstanding 7.125% senior secured notes due 2017 (the “7.125% Senior Notes”) and tendered for $231 million of its 7.5% senior secured notes due 2019 (the “7.5% Senior Notes”). The 7.125% Senior Notes were tendered and called for cash consideration of $518 million. The 7.5% Senior Notes were tendered for cash consideration of $259 million. These debt retirements were funded by proceeds from new senior secured notes as discussed below.

On March 18, 2013, QVC completed the offering of $750 million principal amount of new 4.375% senior secured notes due 2023 and $300 million principal amount of new 5.95% senior secured notes due 2043 (collectively, the “Notes”). Interest on the Notes will be paid semi-annually in March and September. The Notes are secured by a first-priority lien on QVC's capital stock, pari passu with the Amended and Restated Credit Agreement and QVC's existing notes. The net proceeds from the offering of the Notes were used to fund the debt retirements discussed above, repay outstanding amounts on QVC's existing bank credit facility and, via dividend from QVC, retire Liberty's 5.7% Senior Notes due May 2013, and for general corporate purposes.

As a result of these refinancing transactions, QVC recorded extinguishment losses of $57 million for the year ended December 31, 2013, which is recorded in other, net in the Company's statements of operations.

In July 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under the QVC Bank Credit Facilities and for general corporate purposes.

During prior years, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par and QVC issued $1,000 million principal amount of QVC 7.50% Senior Secured Notes due 2019 at an issue price of 98.28% of par.

QVC was in compliance with all of its debt covenants related to its outstanding senior notes at December 31, 2013.

QVC Bank Credit Facilities

On March 1, 2013, QVC entered into an amended and restated syndicated senior secured credit agreement which served to refinance QVC's existing bank credit facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is a multi-currency facility providing for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit and $1 billion of uncommitted incremental revolving loan commitments or incremental term loans. The loans are scheduled to mature on March 1, 2018. The covenants contained in the Amended and Restated Credit Agreement are substantially similar to those contained in QVC's previously existing bank credit facility. Borrowings under the Amended and Restated Credit Agreement bear interest at either the alternate base rate or LIBOR (based on an interest period selected by QVC of one week, one month, two months, three months or six months, or to the extent available from all lenders, nine months or twelve months) at QVC's election in each case plus a margin. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 1.00% depending on QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (the “consolidated leverage ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 2.00% depending on QVC's consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving facility may be reborrowed. The Amended and Restated Credit Agreement is secured by the stock of QVC. Availability under the QVC Amended and Restated Credit Agreement at December 31, 2013 was $1.1 billion. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at December 31, 2013.

QVC Interest Rate Swap Arrangements

In prior years QVC entered into forward interest rate swap arrangements with an aggregate notional amount of $3.1 billion. Such arrangements matured in March 2013 and no further interest swap arrangements were entered into. These swap arrangements did not qualify as cash flow hedges under GAAP. Accordingly, changes in the fair value of the swaps were reflected in realized and unrealized gains or losses on financial instruments in the accompanying consolidated statements of operations.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

TripAdvisor Debt Facilities

TripAdvisor has in place a Credit Agreement, which provides $600 million of borrowing including the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016. The Credit Agreement requires certain affirmative covenants for maintaining a maximum leverage ratio, a minimum cash interest coverage ratio and other customary covenants. As of December 31, 2013 TripAdvisor was in compliance with all of its covenants.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on TripAdvisor's leverage ratio. TripAdvisor is required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of December 31, 2013 TripAdvisor is using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum.

In addition to the borrowings under the Credit Agreement, TripAdvisor maintains Chinese credit facilities. As of December 31, 2013 and 2012 TripAdvisor had approximately $29 million and $32 million, respectively, of short term borrowings outstanding.
Other Subsidiary Debt
Other subsidiary debt at December 31, 2013 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Five Year Maturities
The annual principal maturities of Liberty's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2014	$118
2015	$62
2016	$282
2017	$43
2018	$946
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

	December 31,
	2013	2012
Senior notes	$—	244
Senior debentures	$845	849
QVC senior secured notes	$2,861	2,723
Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2013.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(12)	Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Current:
Federal	$(128)	(214)	(156)
State and local	(36)	(27)	(32)
Foreign	(102)	(140)	(120)
	$(266)	(381)	(308)
Deferred:
Federal	$(11)	(31)	(42)
State and local	122	11	(6)
Foreign	25	7	4
	136	(13)	(44)
Income tax benefit (expense)	$(130)	(394)	(352)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Domestic	$553	1,769	770
Foreign	157	216	169
Total	$710	1,985	939

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Computed expected tax benefit (expense)	$(249)	(695)	(329)
Consolidation of previously held equity method affiliate	—	294	—
State and local income taxes, net of federal income taxes	(17)	(11)	(22)
Foreign taxes, net of foreign tax credits	8	5	(3)
Impairment of intangibles not deductible for tax purposes	(2)	(29)	—
Dividends received deductions	9	13	5
Alternative energy tax credits	58	48	3
Change in valuation allowance affecting tax expense	(32)	(8)	(15)
Impact of change in state rate on deferred taxes	112	—	—
Other, net	(17)	(11)	9
Income tax benefit (expense)	$(130)	(394)	(352)

During 2013, Liberty changed its estimate of the effective state tax rate used to measure its net deferred tax liabilities, based on expected changes to the Company’s state apportionment factors.  The rate change required an adjustment to the recognized deferred taxes at the corporate level.  The change in state apportionment factors also changed the potential utilization of the Company’s state net operating loss carryforwards, which resulted in a valuation allowance being recorded for certain state net operating loss carryforwards that may expire unused.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2013	2012
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$102	110
Foreign tax credit carryforwards	129	87
Accrued stock compensation	54	32
Other accrued liabilities	85	80
Other future deductible amounts	128	120
Deferred tax assets	498	429
Valuation allowance	(68)	(52)
Net deferred tax assets	430	377

Deferred tax liabilities:
Investments	569	492
Intangible assets	2,281	2,751
Discount on exchangeable debentures	958	890
Deferred gain on debt retirements	313	321
Other	73	44
Deferred tax liabilities	4,194	4,498
Net deferred tax liabilities	$3,764	4,121

The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2013	2012
	amounts in millions
Current deferred tax asset of TripAdvisor (1)	(5)	—
Current deferred tax liabilities	925	912
Long-term deferred tax liabilities	2,844	3,209
Net deferred tax liabilities	$3,764	4,121

(1) TripAdvisor's deferred tax asset is not offset with Liberty's deferred tax liabilities as TripAdvisor is not included in the group tax return of Liberty. TripAdvisor's deferred tax asset has been included in other current assets in the accompanying consolidated balance sheet.

The Company's valuation allowance increased $16 million in 2013. Of the change in valuation allowance, $32 million affected tax expense, and the remainder of the change was due to purchase accounting for certain acquisitions.

The Company has not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries of TripAdvisor that are intended to be permanently reinvested outside the United States; the total amount of such earnings as of December 31, 2013 was $481 million. Should these amounts be distributed or treated under certain U.S. tax rules as having been distributed earnings of foreign subsidiaries in the form of dividends or otherwise, the Company may be subject to U.S. income

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

At December 31, 2013, Liberty had net operating losses (on a tax effected basis) and foreign tax credit carryforwards for income tax purposes aggregating approximately $102 million and $129 million, respectively, which, if not utilized to reduce domestic, state or foreign income tax liabilities in future periods, will expire as follows: $30 million in 2015; $2 million in 2016; $7 million in 2017; and $192 million beyond 2020. These net operating losses and foreign tax credit carryforwards are expected to be utilized prior to expiration, except for $68 million of net operating losses which based on current projections of domestic, state and foreign income may expire unused.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2013	2012
	amounts in millions
Balance at beginning of year	$146	123
Additions based on tax positions related to the current year	31	12
Additions for tax positions of prior years	5	2
Reductions for tax positions of prior years	(7)	(4)
Acquisition of TripAdvisor	—	24
Lapse of statute and settlements	(15)	(11)
Balance at end of year	$160	146

As of December 31, 2013, the Company had recorded tax reserves of $160 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $103 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2014, including federal transfer pricing and nonfederal tax issues. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $41 million.

As of December 31, 2013, the Company's 2001 through 2009 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2010 through 2012 tax years. The Company's tax loss carryforwards from its 2010 through 2012 tax years are still subject to adjustment. The Company's 2013 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns. QVC is currently under audit in the UK and Germany. TripAdvisor, which does not consolidate with Liberty for income tax purposes, has ongoing federal, state and foreign income tax audits by virtue of filing consolidated tax returns with Expedia in prior years.  As of December 31, 2013, no material assessments have resulted from these audits.  TripAdvisor is no longer subject to tax examinations by tax authorities for years prior to 2007.

As of December 31, 2013, the Company had recorded $28 million of accrued interest and penalties related to uncertain tax positions.

(13) Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2013, no shares of preferred stock were issued.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
As of December 31, 2013, Liberty reserved for issuance upon exercise of outstanding stock options approximately 30.6 million shares of Series A Liberty Interactive common stock and 432 thousand shares of Series B Liberty Interactive common stock. As of December 31, 2013, Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.0 million shares of Series A Liberty Ventures common stock and 22 thousand shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Ventures common stock there are 4 billion and 200 million shares of Series C Liberty Interactive and Ventures common stock authorized for issuance, respectively. As of December 31, 2013, no shares of any Series C Liberty Interactive and Ventures common stock were issued or outstanding.
On February 27, 2014, Liberty’s board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, to be effected by means of a dividend. The stock split is being done in order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock. In the stock split, holders of Series A and Series B Liberty Ventures common stock on April 4, 2014 will receive a dividend of one share of Series A or Series B Liberty Ventures common stock for each share of Series A or Series B Liberty Ventures common stock, respectively, held by them as of such time. The payment date for the dividend will be April 11, 2014.
Purchases of Common Stock
During the year ended December 31, 2011 the Company repurchased 3,146,913 shares of Series A Liberty Capital common stock for aggregate cash consideration of $213 million and 23,864,733 shares of Series A Liberty Starz common stock for aggregate cash consideration of $366 million.

During the year ended December 31, 2012 the Company repurchased 44,668,431 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $815 million.

During the year ended December 31, 2013 the Company repurchased 46,305,637 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $1,089 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

During 2012, in connection with the creation of the Liberty Ventures tracking stock, the Company distributed subscription rights to purchase shares of Series A Liberty Ventures common stock (each, a “Series A Right”). Each whole Series A Right entitled its holder to subscribe, at a per share subscription price of $35.99, for one share of Series A Liberty Ventures common stock. In the fourth quarter of 2012, the Company issued approximately 9 million shares in connection with the rights offering and raised approximately $328 million of cash.

(14)    Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

On December 17, 2009, the Compensation Committee (the "Committee") of Liberty approved a compensation arrangement for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 200% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause" or terminates his employment without "good reason," he will be entitled only to his accrued base salary and any amounts due under applicable law, and he will forfeit all rights to his unvested

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

restricted shares and unvested options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for good reason, the arrangement provides for him to receive $7.8 million and for his unvested restricted shares and unvested options to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. Lastly, in the case of the CEO's death or his disability, the arrangement provides for a payment of $7.8 million, for his unvested restricted shares and unvested options to fully vest and for his vested and accelerated options to remain exercisable until their respective expiration dates.

Also, on December 17, 2009, in connection with the approval of his compensation arrangement, the CEO received a one-time grant of options to purchase the following shares of Liberty with exercise prices equal to the closing sale prices of the applicable series of stock on the grant date: 8,743,000 shares of Series A Liberty Interactive common stock, 760,000 shares of Series A Liberty Starz common stock and 1,353,000 shares of Series A Liberty Capital common stock. One-half of the options vested on the fourth anniversary of the grant date with the remaining options will vest on the fifth anniversary of the grant date, in each case, subject to the CEO being employed by Liberty on each vesting date. The options have a term of 10 years.

Salary compensation related to services provided are allocated from LMC to Liberty pursuant to the Services Agreement. Any cash bonus attributable to the performance of Liberty is paid directly by Liberty. The stock options relating to Liberty Capital common stock and Liberty Starz common stock were assumed by LMC at the time of the LMC Split-Off.

(15) Stock-Based Compensation
Liberty - Incentive Plans
 Pursuant to the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Plan"), and the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time (the "2007 Plan") the Company has granted to certain of its employees stock options and SARs (collectively, "Awards") to purchase shares of Liberty common stock. The 2000 Plan and 2007 Plan provide for Awards to be issued in respect of a maximum of 2.9 million shares and 4.2 million shares, respectively, of Liberty common stock. No additional grants may be made pursuant to these plans. On June 24, 2010, stockholders of the Company approved the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time (the "2010 Plan"). The 2010 Plan provides for Awards to be made in respect of a maximum of 42.9 million shares of Liberty common stock. Additionally, pursuant to the Liberty Interactive Corporation 2012 Incentive Plan, as amended (the "2012 Plan"), the Company may grant Awards to be made in respect of a maximum of 40 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 5-10 years. Liberty issues new shares upon exercise of equity awards.
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
Liberty - Grants
During the year ended December 31, 2013, Liberty granted, primarily to QVC employees, 4.3 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.26 per share. Liberty also granted approximately 7,000 options to purchase shares of Series A Liberty Ventures common stock. Such options had a weighted average grant-date fair value of $57.37 per share.
In connection with the 2012 Option Exchange (see below), Liberty granted 20.1 million and 905 thousand options to purchase shares of Series A Liberty Interactive common stock and Series A Liberty Ventures common stock, respectively. Such options had a weighted average grant-date fair value of $7.15 and $26.58 per share, respectively.
During the years ended December 31, 2012 and 2011, the Company granted approximately 3.4 million and 6.2 million options to purchase shares of Series A Liberty Interactive common stock, respectively. Such options had a weighted average grant-date fair value of $8.44 and $7.32 per share, respectively. During the year ended December 31, 2012, the Company also granted 36 thousand options to purchase shares of Series A Liberty Ventures common stock, which options had a weighted average grant-date fair value of $27.29 per share.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

During the fourth quarter of 2012, the Company entered into a series of transactions with certain officers of Liberty and its subsidiaries, associated with certain outstanding stock options, in order to recognize tax deductions in the current year versus future years (the "2012 Option Exchange"). On December 4, 2012 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of (i) each unvested in-the-money option to acquire shares of LINTA and (ii) each unvested in-the-money option to acquire shares of LVNTA, in each case, held by certain of its and its subsidiaries' officers (collectively, the “Eligible Optionholders”). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LINTA shares and LVNTA shares (the “Eligible Options”), and:

•	with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option;

•	and with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to the Company, for cash, the shares of LINTA or LVNTA, as applicable, received upon exercise of such unvested Eligible Option and used the proceeds of that sale to purchase from the Company an equal number of restricted LINTA or LVNTA shares, as applicable, which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
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

The 2012 Option Exchange was considered a modification under ASC 718 - Stock Compensation and resulted in incremental compensation expense in 2012 of $17 million and $4 million for LINTA and LVNTA, respectively. Incremental compensation expense is also being recognized over the remaining vesting periods of the new unvested options and the restricted shares and is included in unrecognized compensation.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2013, 2012 and 2011, the range of expected terms was 1.3 to 9.0 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
The following table presents the range of volatilities used by Liberty in the Black-Scholes Model for the 2013, 2012 and 2011 Liberty Interactive and Liberty Ventures grants.

	Volatility
2013 grants
Liberty Interactive options	38.3%	-	38.7%
Liberty Ventures options	43.7%	-	49.9%
2012 grants
Liberty Interactive options	28.2%	-	47.51%
Liberty Ventures options	47.5%	-	49.94%
2011 grants
Liberty Interactive options	44.8%	-	47.51%

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Liberty - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty Interactive and Liberty Ventures common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Liberty Interactive
	Series A				Series B
	Awards (000's)	WAEP	Weighted average remaining life	Aggregate Intrinsic Value (000's)	Awards (000's)	WAEP	Weighted average remaining life	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2013	33,839	$16.92			432	$17.92
Granted	4,296	$21.25			—	$—
Exercised	(6,933)	$15.05			—	$—
Forfeited/Cancelled/Exchanged	(595)	$15.28			—	$—
Outstanding at December 31, 2013	30,607	$17.98	5.0 years	$348,277	432	$17.92	1.4 years	$4,955
Exercisable at December 31, 2013	14,056	$16.47	4.4 years	$181,315	432	$17.92	1.4 years	$4,955

	Liberty Ventures
	Series A				Series B
	Awards (000's)	WAEP	Weighted average remaining life	Aggregate Intrinsic Value (000's)	Awards (000's)	WAEP	Weighted average remaining life	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2013	1,155	$56.26			22	46.69
Granted	7	$116.03			—	—
Exercised	(195)	$52.81			—	—
Forfeited/Cancelled/Exchanged	(1)	$45.28			—	—
Outstanding at December 31, 2013	966	$57.42	5.0 years	$62,981	22	46.69	1.4 years	$1,631
Exercisable at December 31, 2013	492	$55.47	4.6 years	$33,042	22	46.69	1.4 years	$1,631

As of December 31, 2013, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $109 million, including incremental compensation under the Option Exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.5 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2013, 2012 and 2011 was $76 million, $339 million and $33 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2012 includes approximately $242 million related to the intrinsic value of options exercised as a result of the 2012 Option Exchange.

Liberty - Restricted Stock

Associated with the Option Exchange the Company issued approximately 4.6 million and 0.3 million shares of unvested restricted Liberty Interactive and Liberty Ventures common stock, respectively, of which 2.0 million and 0.1 million vested during the year ended December 31, 2013. These shares continue to vest over the next two years and since the Option Exchange was accounted for as a modification, the compensation expense associated with these restricted shares was treated as incremental compensation, as discussed above, and is included in the total unrecognized compensation costs under the outstanding Awards section above. The Company had approximately 1.5 million shares and 50 thousand shares of unvested restricted Liberty Interactive and Liberty Ventures common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2013, not issued under the Option Exchange. These unvested restricted shares of LINTA and LVNTA had a weighted average grant date fair value of $17.09 and $13.36 per share, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2013, 2012 and 2011 was $16 million, $12 million and $14 million, respectively.
TripAdvisor - Stock-based Compensation

TripAdvisor has outstanding options and restricted stock which is exercisable in their common stock. During the year ended December 31, 2013, TripAdvisor issued 2.8 million of primarily service based stock options under their outstanding 2011 Incentive Plan with a weighted average exercise price per option of $58.03 and a grant date fair value of $28.30. Approximately 1.5 million equity awards were exercised during the period at a weighted average exercise price of $23.81. As of December 31, 2013 TripAdvisor has 9.5 million options outstanding of which 3.5 million are exercisable with a weighted average exercise price of $40.18 and $30.11, respectively. The aggregate intrinsic value of these outstanding and exercisable options were $404 million and $186 million, respectively.

As of December 31, 2013, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $104 million and will be recognized over a weighted average period of approximately 3.0 years. Additionally, TripAdvisor had unrecognized compensation, related to outstanding restricted stock units, of $33 million.

Other

Certain of the Company's other subsidiaries have stock-based compensation plans under which employees and non-employees are granted options or similar stock-based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(16)    Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds. The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $29 million, $19 million and $18 million for the years ended December 31, 2013, 2012 and 2011, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(17)	Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Share of	AOCI
	currency	AOCI	of
	translation	of equity	discontinued
	adjustments	affiliates	operations	AOCI
	amounts in millions
Balance at January 1, 2011	$173	(4)	57	226
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(15)	(2)	(26)	(43)
Distribution to stockholders for split-off of Liberty Media Corporation	—	—	(31)	(31)
Balance at December 31, 2011	158	(6)	—	152
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(7)	3	—	(4)
Balance at December 31, 2012	151	(3)	—	148
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(51)	2	—	(49)
Balance at December 31, 2013	$100	(1)	—	99

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2013:
Foreign currency translation adjustments	$(123)	47	(76)
Share of other comprehensive earnings (loss) of equity affiliates	3	(1)	2
Other comprehensive earnings (loss)	$(120)	46	(74)
Year ended December 31, 2012:
Foreign currency translation adjustments	$(40)	15	(25)
Share of other comprehensive earnings (loss) of equity affiliates	5	(2)	3
Other comprehensive earnings (loss)	$(35)	13	(22)
Year ended December 31, 2011:
Foreign currency translation adjustments	$(18)	7	(11)
Share of other comprehensive earnings (loss) of equity affiliates	(3)	1	(2)
Other comprehensive earnings (loss) from discontinued operations	(42)	16	(26)
Other comprehensive earnings (loss)	$(63)	24	(39)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(18) Commitments and Contingencies
Operating Leases
Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $65 million, $56 million and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively.
 A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2013 follows (amounts in millions):

Years ending December 31:
2014	$48
2015	$43
2016	$45
2017	$41
2018	$37
Thereafter	$282
It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2013.
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
(19) Information About Liberty's Operating Segments
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

For the year ended December 31, 2013, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

•
E-commerce—the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet. Categories of consumer products include perishable and personal gift offerings (Provide Commerce, Inc.), active lifestyle gear and clothing (Backcountry.com, Inc.), fitness and health goods (Bodybuilding.com, LLC) and celebration offerings from invitations to costumes (Celebrate Interactive Holdings, LLC).

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
Performance Measures

	Years ended
	December 31,
	2013		2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$8,623	1,841	8,516	1,828	8,268	1,733
E-commerce	1,684	85	1,502	96	1,348	123
Corporate and other	—	(20)	—	(27)	—	(29)
Total Interactive Group	10,307	1,906	10,018	1,897	9,616	1,827
Ventures Group
TripAdvisor	945	379	36	8	—	—
Corporate and other	—	(11)	—	(5)	—	(4)
Total Ventures Group	945	368	36	3	—	(4)
Consolidated Liberty	$11,252	2,274	10,054	1,900	9,616	1,823

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Other Information

	December 31, 2013			December 31, 2012
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$13,031	51	217	13,414	52	246
E-commerce	1,255	—	78	1,488	9	91
Corporate and other	576	292	—	213	243	1
Total Interactive Group	14,862	343	295	15,115	304	338
Ventures Group
TripAdvisor	7,061	—	57	7,377	—	1
Corporate and other	2,923	894	—	3,919	547	—
Total Ventures Group	9,984	894	57	11,296	547	1
Inter-group eliminations	(170)	—	—	(156)	—	—
Consolidated Liberty	$24,676	1,237	352	26,255	851	339
The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$2,274	1,900	1,823
Stock-based compensation	(178)	(91)	(49)
Depreciation and amortization	(943)	(609)	(641)
Impairment of intangible assets	(33)	(92)	—
Interest expense	(373)	(432)	(427)
Share of earnings (loss) of affiliates, net	33	85	140
Realized and unrealized gains (losses) on financial instruments, net	(22)	(351)	84
Gains (losses) on transactions, net	(2)	1,531	—
Other, net	(46)	44	9
Earnings (loss) from continuing operations before income taxes	$710	1,985	939

Revenue by Geographic Area
Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
United States	$7,872	7,009	6,670
Japan	1,029	1,251	1,133
Germany	971	957	1,068
Other foreign countries	1,380	837	745
	$11,252	10,054	9,616

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Long-lived Assets by Geographic Area

	December 31,
	2013	2012
	amounts in millions
United States	$582	529
Japan	220	280
Germany	245	247
Other foreign countries	200	179
	$1,247	1,235

(20)    Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2013:
Revenue	$2,664	2,647	2,500	3,441
Operating income	$271	284	205	360
Earnings from continuing operations	$53	150	131	246
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Interactive common stock	95	109	77	157
Series A and Series B Liberty Ventures common stock	(68)	11	36	84
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.18	0.21	0.15	0.31
Series A and Series B Liberty Ventures common stock	$(1.89)	0.30	1.00	2.27
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.18	0.21	0.15	0.31
Series A and Series B Liberty Ventures common stock	$(1.89)	0.30	0.97	2.27

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2012:
Revenue	$2,314	2,365	2,196	3,179
Operating income	$258	290	189	371
Earnings from continuing operations	$105	249	(26)	1,263
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Interactive Corporation common stock	$91	234	(31)	NA
Series A and Series B Liberty Interactive common stock	NA	NA	38	174
Series A and Series B Liberty Ventures common stock	NA	NA	(48)	1,072
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive Corporation common stock	$0.16	0.42	(0.06)	NA
Series A and Series B Liberty Interactive common stock	NA	NA	0.07	0.32
Series A and Series B Liberty Ventures common stock	NA	NA	(1.66)	30.63
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive Corporation common stock	$0.16	0.42	(0.06)	NA
Series A and Series B Liberty Interactive common stock	NA	NA	0.07	0.32
Series A and Series B Liberty Ventures common stock	NA	NA	(1.66)	30.63

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2014:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2014 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2014.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
Included in Part II of this report:

Page No.
Liberty Interactive Corporation:
Reports of Independent Registered Public Accounting Firm	II-25 & II-26
Consolidated Balance Sheets, December 31, 2013 and 2012	II-27
Consolidated Statements of Operations, Years ended December 31, 2013, 2012 and 2011	II-29
Consolidated Statements of Comprehensive Earnings (loss), Years ended December 31, 2013, 2012 and 2011	II-31
Consolidated Statements of Cash Flows, Years ended December 31, 2013, 2012 and 2011	II-32
Consolidated Statements of Equity, Years ended December 31, 2013, 2012 and 2011	II-33
Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011	II-35
(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
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

3 - Articles of Incorporation and Bylaws:

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A filed on August 2, 2012 (File No. 001-33982)).

3.2	Amended and Restated Bylaws of the Registrant.*

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

10 - Material Contracts:

10.1
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)).

10.2
Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Liberty Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013) (File No. 001-33982) (the “Liberty 2013 10-Q”).

10.3
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).

10.4	Amendment to the 2007 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-Q).

10.5
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.6	Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Liberty 2013 10-Q).

10.7
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).

10.8	Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q).

10.9
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.10	Amendment to the 2011 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.2 to the Liberty 2013 10-Q).

10.11
Form of Liberty Interactive Corporation 2012 Incentive Plan (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 13, 2012 (File No. 333-184901)).

10.12	Amendment to the 2012 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.6 to the Liberty 2013 10-Q).

10.13	Form of Non-Qualified Stock Option Agreement.*

10.14	Form of Restricted Stock Award Agreement.*

10.15
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Liberty 2011 10-K).

10.16
Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K”)).

10.17	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.18	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.19	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.20	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).

10.21	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.22
Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.23	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.24	Employment Agreement between Michael George and QVC, Inc. (“QVC”) dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.25
Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Liberty 2012 10-K).

10.26	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.27
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.28
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.29	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K).

10.30
Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.31
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.32	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.33	Aircraft Time Sharing Agreements, each effective as of January 11, 2013, by and between Starz and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.27 to the Liberty 2012 10-K).

10.34	Indenture dated as of September 25, 2009 among QVC, the guarantors party thereto and U.S.
Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of
June 30, 2011 (incorporated by reference to Exhibit 10.1 to QVC's Registration Statement on Form
S-4 filed on October 19, 2012 (File No. 333-184501) (the “QVC S-4”)).

10.35	Indenture dated as of March 23, 2010 among QVC, the guarantors party thereto and U.S. Bank
National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June
30, 2011 (incorporated by reference to Exhibit 10.2 to the QVC S-4).

10.36	Indenture dated as of July 2, 2012 among QVC, the guarantors party thereto and U.S. Bank
National Association (incorporated by reference to Exhibit 4.1 to the QVC S-4).

10.37
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q (File No. 333-184501) as filed on May 9, 2013).

10.38	Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as
Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase
Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication
Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers
and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to QVC's Current Report on Form
8-K filed on March 7, 2013 (File No. 333- 184501)).

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

LIBERTY INTERACTIVE CORPORATION

Date: February 28, 2014	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: February 28, 2014	By /s/Christopher W. Shean
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 28, 2014
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 28, 2014
Gregory B. Maffei	and President

/s/Michael A. George	Director	February 28, 2014
Michael A. George

/s/M. Ian G. Gilchrist	Director	February 28, 2014
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 28, 2014
Evan D. Malone

/s/David E. Rapley	Director	February 28, 2014
David E. Rapley

/s/M. LaVoy Robison	Director	February 28, 2014
M. LaVoy Robison

/s/Larry E. Romrell	Director	February 28, 2014
Larry E. Romrell

/s/Andrea L. Wong	Director	February 28, 2014
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

3 - Articles of Incorporation and Bylaws:

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A filed on August 2, 2012 (File No. 001-33982)).

3.2	Amended and Restated Bylaws of the Registrant.*

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

10 - Material Contracts:

10.1
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)).

10.2
Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Liberty Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013) (File No. 001-33982) (the “Liberty 2013 10-Q”).

10.3
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).

10.4	Amendment to the 2007 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-Q).

10.5
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.6	Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Liberty 2013 10-Q).

10.7
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).

10.8	Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q).

10.9
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.10	Amendment to the 2011 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.2 to the Liberty 2013 10-Q).

10.11
Form of Liberty Interactive Corporation 2012 Incentive Plan (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 13, 2012 (File No. 333-184901)).

10.12	Amendment to the 2012 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.6 to the Liberty 2013 10-Q).

10.13	Form of Non-Qualified Stock Option Agreement.*

10.14	Form of Restricted Stock Award Agreement.*

10.15
Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Liberty 2011 10-K).

10.16
Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K”)).

10.17	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.18	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.19	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.20	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.2 to the Liberty 2009 10-K).

10.21	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.22	Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on

Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.23	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.24	Employment Agreement between Michael George and QVC, Inc. (“QVC”) dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.25
Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Liberty 2012 10-K).

10.26	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.27
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.28
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.29	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K).

10.30
Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.31
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.32	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.33	Aircraft Time Sharing Agreements, each effective as of January 11, 2013, by and between Starz and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.27 to the Liberty 2012 10-K).

10.34	Indenture dated as of September 25, 2009 among QVC, the guarantors party thereto and U.S.
Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of
June 30, 2011 (incorporated by reference to Exhibit 10.1 to QVC's Registration Statement on Form
S-4 filed on October 19, 2012 (File No. 333-184501) (the “QVC S-4”)).

10.35	Indenture dated as of March 23, 2010 among QVC, the guarantors party thereto and U.S. Bank
National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June
30, 2011 (incorporated by reference to Exhibit 10.2 to the QVC S-4).

10.36	Indenture dated as of July 2, 2012 among QVC, the guarantors party thereto and U.S. Bank
National Association (incorporated by reference to Exhibit 4.1 to the QVC S-4).

10.37
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q (File No. 333-184501) as filed on May 9, 2013).

10.38	Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as
Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase
Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication
Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers
and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to QVC's Current Report on Form
8-K filed on March 7, 2013 (File No. 333- 184501)).

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