Form 10-K/A
period 2013-12-31
Liberty Interactive Corp
filed 2014-04-30
CIK 1355096

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

The number of outstanding shares of Liberty Interactive Corporation’s common stock as of January 31, 2014 was:

	Series A	Series B
Liberty Interactive common stock	469,105,835	28,884,103

Liberty Ventures common stock	35,381,940	1,442,689

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

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

2013 ANNUAL REPORT ON FORM 10-K/A

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

John C. Malone Age: 73

Chairman of the Board and a director of our company.

Professional Background: Mr. Malone has served as Chairman of the Board of our company, including its predecessors, since its inception in 1994 and served as our company’s Chief Executive Officer from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI) from November 1996 until March 1999, when it was acquired by AT&T Corp. (AT&T), and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as Chairman of the Board of Liberty Media Corporation (including its predecessor) since August 2011 and as a director since December 2010. Mr. Malone has served as Chairman of the Board of Liberty Global plc (LGP) since June 2013, having previously served as Chairman of the Board of Liberty Global, Inc. (LGI), LGP’s predecessor, from June 2005 to June 2013 and Liberty Media International, Inc. (LMI) from March 2004 to June 2005 and a director of UnitedGlobalCom, Inc., now a subsidiary of LGP, from January 2002 to June 2005. He has served as (i) a director of Discovery Communications, Inc. (Discovery) since September 2008 and served as a director of Discovery’s predecessor, Discovery Holding Company (DHC) from May 2005 to September 2008, and as Chairman of the Board from March 2005 to September 2008, (ii) a director of Expedia, Inc. since December 2012, having previously served as a director from August 2005 to November 2012 and (iii) a director of Charter Communications, Inc. (Charter) since May 2013. Previously, he served as (i) a director of Sirius XM Holdings Inc. (Sirius XM) from April 2009 to May 2013, (ii) a director of Ascent Capital Group, Inc. from January 2010 to September 2012, (iii) a director of Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (iv) a director of DIRECTV and its predecessors from February 2008 to June 2010 and (v) a director of IAC/InterActive Corp from May 2006 to June 2010.

Board Membership Qualifications: Mr. Malone, as President of TCI, co-founded Liberty Interactive’s former parent company and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills.

Gregory B. Maffei Age: 53

Chief Executive Officer, President and a director of our company.

Professional Background: Mr. Maffei has served as a director of our company since November 2005, and as the President and Chief Executive Officer of our company since February 2006. He also served as our company’s CEO-Elect from November 2005 through February 2006. Mr. Maffei has served as the President and Chief Executive Officer of Liberty Media Corporation (including its predecessor) since May 2007. Prior thereto, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation, Chairman, President and Chief Executive Officer of 360networks Corporation, and Chief Financial Officer of Microsoft Corporation.

Name	Positions

Other Public Company Directorships: Mr. Maffei has served as a director of Liberty Media Corporation (including its predecessor) since May 2007 and as the Chairman of the Board and a director of Starz since January 2013. He has served as the Chairman of the Board of Sirius XM since April 2013 and as a director since March 2009. Mr. Maffei has also served as the Chairman of the Board of Live Nation since March 2013 and as a director since February 2011. He has served as the Chairman of the Board of TripAdvisor, Inc. (TripAdvisor) since February 2013. Mr. Maffei has served as a director of Charter since May 2013. In addition, Mr. Maffei has served as a director of Zillow, Inc. since May 2005. Mr. Maffei served as a director of DIRECTV and its predecessors from February 2008 to June 2010, as a director of Electronic Arts, Inc. from June 2003 to July 2013 and as a director of Barnes & Noble, Inc. from September 2011 to April 2014.

Board Membership Qualifications: Mr. Maffei brings to our board significant financial and operational experience based on his senior policy making positions at our company, Liberty Media Corporation, Oracle Corporation, 360networks Corporation and Microsoft Corporation and his public company board experience. He provides our board with executive leadership perspective on the operations and management of large public companies and risk management principles.

Michael A. George Age: 52

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

Other Public Company Directorships: Mr. George has served as a director of Brinker International, Inc. since March 2013.

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

M. Ian G. Gilchrist Age: 64

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

Other Public Company Directorships: Mr. Gilchrist has served as a director of Liberty Media Corporation (including its predecessor) since September 2011

Board Membership Qualifications: Mr. Gilchrist’s field of expertise is in the media and telecommunications sector, having been involved with companies in this industry during much of his 32 years as an investment banker. Mr. Gilchrist brings to our board significant financial expertise and a unique perspective on the company and the media and telecommunications sector. He is also an important resource with respect to the financial services firms that our company engages from time to time.

Evan D. Malone	A director of our company.

Name	Positions

Age: 43

Professional Background: Dr. Malone has served as a director of our company since August 2008. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, and product design and prototyping services, since June 2009 and has been an engineering consultant for more than the past five years. Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC. During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company. Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 until 2001. He also is a partner in Jet Wine Bar, a wine bar, and Rex 1516, a restaurant, both in Philadelphia.

Other Public Company Directorships: Dr. Malone has served as a director of Liberty Media Corporation (including its predecessor) since September 2011 and Sirius XM since May 2013.

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

David E. Rapley Age: 72

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

Other Public Company Directorships: Mr. Rapley has served as a director of Liberty Media Corporation (including its predecessor) since September 2011. He has served as a director of LGP since June 2013, having previously served as a director of LGI, LGP’s predecessor, from June 2005 to June 2013 and as a director of LGI’s predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Rapley brings to our board the unique perspective of his lifelong career as an engineer. The industries in which our company competes are heavily dependent on technology, which continues to change and advance. Mr. Rapley’s perspectives assist the board in adapting to these changes and developing strategies for our businesses.

Name	Positions

M. LaVoy Robison Age: 78

A director of our company.

Professional Background: Mr. Robison has served as a director of our company since June 2003. Mr. Robison served as the executive director of The Anschutz Foundation, a private foundation, from January 1998 to November 2010 and has served as a board member of that foundation since January 1998. He has also served as a deputy director of the American Museum of Western Art—The Anschutz Collection since February 2011. Prior to joining The Anschutz Foundation, he was a partner for over 25 years with KPMG, having served at one point as that firm’s audit partner for our former parent, TCI.

Other Public Company Directorships: Mr. Robison has served as a director of Discovery since September 2008 and served as a director of its predecessor, DHC, from May 2005 to September 2008. Mr. Robison served as a director of LMI from June 2004 to June 2005.

Board Member Qualifications: Mr. Robison brings to our board extensive experience in public accounting and auditing, having spent more than two decades as a partner with KPMG and its predecessor Peat, Marwick, Mitchell & Co., including serving as an SEC reviewing partner. He provides our board with executive and leadership perspective on financial reporting and accounting oversight of large public companies.

Larry E. Romrell Age: 74

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company since December 2011, having previously served as a director from March 1999 to September 2011. Mr. Romrell held numerous executive positions with TCI from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of Liberty Media Corporation (including its predecessor) since September 2011. He has served as a director of LGP since June 2013, having previously served as a director of LGI from June 2005 to June 2013 and as a director of LMI from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of companies in the media and telecommunications sector.

Andrea L. Wong Age: 47

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

Other Public Company Directorships: Ms. Wong has served as a director of Liberty Media Corporation (including its predecessor) since September 2011.

Board Membership Qualifications: Ms. Wong brings to our board significant experience in the media and entertainment industry, having an extensive background in media programming across a variety of platforms, as well as executive leadership experience with the management and operation of companies in the entertainment sector. Her experience with programming development and production, brand enhancement and marketing brings a pragmatic and unique perspective to our board. Her professional expertise, combined with her continued involvement in the media and entertainment industry, makes her a valuable member of our board.

Name	Positions

Richard N. Baer Age: 57

Senior Vice President and General Counsel of our company since January 2013. Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated from May 2011 to December 2012. Executive Vice President and General Counsel of Qwest Communications International Inc. from December 2002 to April 2011 and Chief Administrative Officer from August 2008 to April 2011.

Albert E. Rosenthaler Age: 54	A Senior Vice President of our company since April 2002.

Christopher W. Shean Age: 48

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

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met; however one Form 4 reporting one transaction occurring during the year ended December 31, 2012 was filed late by Christopher W. Shean and two Form 4s each reporting one transaction occurring during the year ended December 31, 2012 were filed late by M. LaVoy Robison.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act.  Our code of ethics is available on our website at www.libertyinteractive.com.

Audit Committee and Audit Committee Financial Experts

Our board of directors has established an audit committee, whose chairman is M. LaVoy Robison and whose other members are M. Ian G. Gilchrist, David E. Rapley and Larry E. Romrell. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market and the SEC, as such rules and regulations exist on the date of this report. We have determined that Mr. Robison and Mr.Gilchrist are “audit committee financial experts” under applicable SEC rules and regulations.

Item 11.                     Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

•                  Gregory B. Maffei, our Chief Executive Officer and President;

•                  Christopher W. Shean, our Chief Financial Officer; and

•                  Michael A. George, Richard N. Baer and Albert E. Rosenthaler, our other three most highly compensated executive officers at the end of 2013.

The discussion and tables in this section do not take into account the April 2014 Liberty Ventures stock split.

Compensation Discussion and Analysis

Compensation Philosophy

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

The compensation committee seeks to approve a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive, and that is competitive relative to the compensation packages paid to similarly situated executives in other companies. The compensation committee does not engage in any regular benchmarking analysis; rather, it is familiar with the range of total compensation paid by other companies and uses this range as a guide to ensure that the named executive officers receive attractive compensation packages. The compensation committee believes that our compensation packages should assist our company in attracting and retaining key executives critical to our long-term success.

In the case of all our named executive officers, the compensation committee believes that performance-based bonuses and equity incentive awards should represent a substantial portion of each named executive officer’s compensation package. At our 2011 annual stockholders meeting, stockholders representing 96.6% of our aggregate voting power present and entitled to vote on our say-on-pay proposal approved, on an advisory basis, our executive compensation, as disclosed in our proxy statement for our 2011 annual meeting of stockholders. The compensation committee has not implemented any material changes to our executive compensation program as a result of this vote.

Services Agreement

In September 2011, we completed the split-off (the LMC Split-Off) of our former subsidiary then-known as Liberty Media Corporation (currently known as Starz, Old LMC). In January 2013, Old LMC completed the spin-off (the LMC Spin-Off) of its former subsidiary then-known as Liberty Spinco, Inc. (currently known as Liberty Media Corporation, Liberty Media). In connection with the LMC Split-Off, we entered into a services agreement with Old LMC, which was assumed by Liberty Media in the LMC Spin-Off. Pursuant to the services agreement, in 2013, we compensated Liberty Media for the portion of the base salary and certain other compensation Liberty Media paid to our employees, including the named executive officers (other than Mr. George), that was allocable to our company for time spent by each such employee on matters related to our company. All of Mr. George’s compensation was paid by our company and none of his time was allocated to Liberty Media because Mr. George did not provide any services to Liberty Media in 2013.  In addition, the 2013 performance-based bonuses earned by our other named executive officers were paid directly by our company, and no portion thereof was allocable to Liberty Media.

During 2013, the allocable percentages of time spent performing services for Liberty Media, on the one hand, and our company, on the other hand, were reviewed quarterly by the Audit Committee of our board for reasonableness. The salaries and certain perquisite information included in the “Summary Compensation Table” below (other than with respect to Mr. George, whose cash compensation is paid directly by QVC) include the portion of the compensation paid by Liberty Media to the named executive officers that was allocable to our company and for which we have reimbursed Liberty Media and do not include the portion of any compensation allocable to Liberty Media under the services agreement. During the year ended December 31, 2013, the weighted average percentage of each such named executive officer’s time that was allocated to our company was: Mr. Maffei - 50%; Mr. Baer - 48%; Mr. Rosenthaler - 44%; and Mr. Shean - 50%.

Role of Chief Executive Officer in Compensation Decisions

Recommendations with respect to our executive compensation are obtained from our Chief Executive Officer as to all elements of each other named executive officer’s compensation package.  In taking these actions, our Chief Executive Officer evaluates the performance and contributions of each of the other named executive officers, given their respective areas of responsibility, and, in doing so, considers various qualitative factors such as:

•                  the named executive officer’s experience and overall effectiveness;

•                  the named executive officer’s performance against individual performance goals;

•                  the responsibilities of the named executive officer, including any changes to those responsibilities over the year;

•                  the named executive officer’s demonstrated leadership and management ability;

•                  the named executive officer’s compensation relative to other executives at our company with similar, greater or lesser responsibilities;

•                  the named executive officer’s compensation relative to compensation paid to similarly situated executives at companies within our industry;

•                  the named executive officer’s years of service with us; and

•                  the performance of any group for which the named executive officer is primarily responsible.

Setting Executive Compensation

In making its compensation decision for each named executive officer, our compensation committee considers the following:

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

Our compensation committee also considers the total compensation paid by companies that operate in the same industries as our company and our subsidiaries and uses this industry knowledge as a guide to determine whether our named executive officers receive attractive compensation packages. Companies in our and our subsidiaries’ industries consist of publicly-traded video and online commerce companies and other consumer goods retailers, as well as media, telecommunications and entertainment companies, and include companies with which we may compete for executive talent and stockholder investment and also include companies in those industries that are similar to our company in size, geographic location or complexity of operations.  Our compensation committee did not re-assess the compensation data in 2013 that it had compiled in prior years with respect to these industries.  Rather, it relied on prior year assessments in determining not to make any substantive changes to our company’s executive compensation structure.

For 2013, the named executive officers’ compensation packages were comprised primarily of a base salary and a performance-based bonus, which was consistent with the employment agreements to which three of the named executive officers (Messrs. Maffei, Baer and George) were a party.  No new equity awards were granted to any of the named executive officers in 2013, as they all received grants of equity incentive awards in prior years that were intended to cover a multi-year period.

With respect to all named executive officers, the compensation committee believes in weighing equity incentive compensation more heavily than cash compensation, which is a practice that may not be consistently followed by other companies that operate in the same industry as our company.

Elements of 2013 Executive Compensation

For 2013, the principal components of compensation for the named executive officers were:

•                  base salary;

•                  a performance-based bonus, payable in cash;

•                  equity incentive awards granted in prior years; and

•                  perquisites and other limited personal benefits.

Base Salary

Our compensation committee reviews the base salaries of the named executive officers on an annual basis (other than Messrs. Maffei and George, who are compensated pursuant to their respective employment agreements), as well as at the time of any change in responsibilities. Historically, after establishing a named executive officer’s base salary, our compensation committee has limited salary increases to cost-of-living adjustments and adjustments based on an evaluation of a named executive officer’s job performance, any changes in the scope of the named executive officer’s responsibilities, and the named executive officer’s salary level compared to other named executive officers. Our compensation committee believes base salary should be a relatively smaller portion of each named executive officer’s overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. Our compensation committee considered these factors when setting or approving, as applicable, the base salary and annual increases to be paid to Messrs. Maffei and George under their respective employment agreements. After completion of the annual review described above, the named executive officers (other than Messrs. Maffei, Baer and George) received cost of living adjustments to their base salaries for 2013. Mr. Maffei and Mr. George received the increase prescribed by their respective employment agreements, and Mr. Baer’s base salary for 2013, the first year of employment under his employment agreement, was established pursuant to his employment agreement.

2013 Performance-based Bonuses

Liberty Awards — Overview.    For 2013, our compensation committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. George who participated in a separate performance-based bonus program, described under “-QVC Award” below), which was structured to comply with Section 162(m) of the Internal Revenue Code (the Code).  The 2013 bonus program was comprised of two components: a bonus amount payable based on each participant’s individual performance (the Individual Performance Bonus) and a bonus amount payable based on the corporate performance of our company (the Corporate Performance Bonus).  No amounts would be payable under our 2013 bonus program unless a minimum corporate performance was achieved: the combined Adjusted OIBDA of our subsidiaries, QVC and the eCommerce companies (which are comprised of Backcountry.com, Inc., Bodybuilding.com, LLC, Celebrate Interactive Holdings, LLC, Commerce Technologies, Inc., LMC Right Start, Inc. and Provide Commerce, Inc.), for the year ended December 31, 2013, was required to exceed $1 billion (the

Threshold).  If the Threshold was met, the notional bonus pool for our company would be funded with 1.75% of the amount by which such combined Adjusted OIBDA of QVC and the eCommerce companies exceeded $1 billion (the bonus pool).  For purposes of the bonus program, Adjusted OIBDA is defined as revenue less cost of sales, operating expense and SG&A (excluding stock compensation).  If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants (as described in more detail below), each participant’s maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount.

Each participant was assigned a maximum bonus amount, expressed as a multiple of his base salary (without giving effect to the allocation of such salary between our company and Liberty Media). The maximum bonus amounts were 400%, 200%, 150% and 150% for Messrs. Maffei, Baer, Rosenthaler and Shean, respectively (each participant’s Ultimate Maximum Bonus), consistent with the percentages applied to our named executive officers with respect to our previous performance-based bonus programs. Although Liberty Media adopted a corollary performance-based bonus program for 2013 with the same maximum bonus amounts achievable by the overlapping named executive officers, our compensation committee and Liberty Media’s compensation committee agreed that it was the intention of both committees that each overlapping named executive officer would not receive, in the aggregate from the two companies, more than his applicable Ultimate Maximum Bonus.

Assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LIC Maximum Individual Bonus) equal to the LIC Allocable Time Percentage (as defined below) multiplied by 60% of his Ultimate Maximum Bonus (the Ultimate Maximum Individual Bonus), subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of our company. The LIC Allocable Time Percentage for each participant is equal to the percentage of such participant’s time that was spent performing services for our company under the services agreement, as determined by our compensation committee for purposes of the payment of bonuses: 50% as to Mr. Maffei; 40% as to Mr. Baer; 42% as to Mr. Rosenthaler; and 50% as to Mr. Shean. Under Liberty Media’s corollary program, each participant was entitled to receive from Liberty Media an amount (the Liberty Media Maximum Individual Bonus) equal to the remaining portion of the Ultimate Maximum Individual Bonus, subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of Liberty Media.  Our compensation committee believes this construct was appropriate in light of the services agreement and the fact that each participant splits his professional time and duties.

Also, assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LIC Maximum Corporate Bonus) equal to the LIC Corporate Percentage (as defined below) multiplied by 40% of his Ultimate Maximum Bonus (the Ultimate Maximum Corporate Bonus), subject to reduction based on a subjective determination of the corporate performance of our company.  The LIC Corporate Percentage was determined by reference to the historical relative market capitalizations of our company and Liberty Media.  Under Liberty Media’s corollary program, each participant was entitled to receive from Liberty Media an amount (the Liberty Media Maximum Corporate Bonus) equal to the remaining portion of the Ultimate Maximum Corporate Bonus, subject to reduction based on a subjective determination of the corporate performance of Liberty Media.

In December 2013, our compensation committee and the Liberty Media compensation committee collaborated in their review of our respective named executive officers’ individual performance criteria and their review of each company’s corporate performance metrics and ensured that the Ultimate Maximum Bonus payable to each overlapping named executive officer was not exceeded.  Notwithstanding this collaborative effort, our compensation committee retained sole and exclusive discretion with respect to the approval of award terms and amounts payable under our bonus program.

Also, in December 2013, our compensation committee determined that the combined Adjusted OIBDA for QVC and the eCommerce companies was approximately $1.94 billion using the formula described above, exceeding the Threshold by approximately $939 million, thereby creating a notional bonus pool of approximately $16.43 million, which exceeded the amount necessary to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount.

Individual Performance Bonus.  Our compensation committee then reviewed the individual performance of each participant to determine the reductions that would apply to each participant’s LIC Maximum Individual Bonus. The compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure.  This determination was based on reports of our board, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participants for determining the reduction that would apply to the LIC Maximum Individual Bonus, our compensation committee considered the various performance objectives related to our company which had been assigned to each participant for 2013, including:

Individual	Performance Objectives

Gregory B. Maffei	•	Outperform peer and stock market indices by 5%

	•	Extend maturities on QVC debt; explore international expansion opportunity

	•	Develop organizational strategy and set optimal capital structure for eCommerce companies

	•	Oversee TripAdvisor investment

	•	Manage balance sheet, including refinancing debt and returning capital to stockholders

Richard N. Baer	•	Provide sound and timely advice to senior management and board

	•	Provide effective legal support in mergers and acquisitions and other transactional matters

	•	Provide legal support to subsidiaries

	•	Assess compliance programs

	•	Reduce compliance and discovery costs

Albert E. Rosenthaler	•	Continue legislative efforts

	•	Provide effective tax support on strategic initiatives and transactional activity

	•	Lead fast—track mediation with IRS for unresolved tax issues; obtain full or partial acceptance letters from IRS for 2013 Compliance Assurance Process

Christopher W. Shean	•	Oversee TripAdvisor investment

	•	Improve balance sheet through refinancings at QVC and share repurchase activity

	•	Assist in mergers and acquisition activities

	•	Lead Treasury, Accounting and HR teams in achieving goals

	•	Implement process improvements and expense reductions

	•	Oversee timely and accurate filings with SEC

Following a review of the participants’ performance, our compensation committee determined to pay each participant the following portion of his LIC Maximum Individual Bonus:

Name	LIC Maximum Individual Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$2,083,726	62.5%	$1,302,329

Richard N. Baer	$396,000	81.25%	$321,750

Albert E. Rosenthaler	$268,489	87.5%	$234,928

Christopher W. Shean	$356,895	50%	$178,448

Corporate Performance Bonus. Our compensation committee then made a subjective determination as to the reductions that would apply to each participant’s LIC Maximum Corporate Bonus. In making this determination, our compensation committee reviewed forecasts of 2013 Adjusted OIBDA, revenue and free cash flow (as defined below) for QVC and the eCommerce companies (with respect to our company), excluding corporate overhead, all of which forecasts were prepared in December 2013 and are set forth in the table below. Also set forth in the table below are the corresponding actual financial measures achieved for 2013, which varied by less than 1% from the forecasts, other than Free Cash Flow, which was below the forecasted amount. In determining whether any reductions would be made to the LIC Maximum Corporate Bonus payable to each participant, our compensation committee weighted the corporate performance metrics as follows: 25% attributable to revenue growth, 50% attributable to Adjusted OIBDA growth and 25% attributable to growth in free cash flow.

(dollar amounts in millions)	2013 Forecast	2013 Actual	Actual / Forecast
Revenue(1)	$10,316.5	$10,311.9	100%

Adjusted OIBDA(1)	$1,939.1	$1,927.8	99.4%

Free Cash Flow(1),(2)	$911.6	$807.6	88.6%

(1) Revenue, Adjusted OIBDA and Free Cash Flow information represents the summation for QVC and the eCommerce companies and excludes, in each case, corporate overhead.

(2) Defined for purposes of the bonus program as Adjusted OIBDA less all other operating and investing items.

Based on a review of these forecasts, our compensation committee determined that the growth metrics were achieved to the extent described below:

Growth Factor	Achievement
Revenue	5% of a possible 25%
Adjusted OIBDA	0% of a possible 50%
Free Cash Flow	15% of a possible 25%

Our compensation committee then used its subjective discretion to translate the achievement of these growth metrics into a percentage payable to each participant of his LIC Maximum Corporate Bonus, as follows:

Name	LIC Maximum Corporate Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$1,666,980	20%	$333,396
Richard N. Baer	$396,000	20%	$79,200
Albert E. Rosenthaler	$255,704	20%	$51,141
Christopher W. Shean	$285,516	20%	$57,103

Aggregate Results. The following table presents information concerning the aggregate 2013 performance-based bonus amounts payable to each named executive officer by our company (other than Mr. George), after giving effect to the determinations described above.

Name	Individual Performance Bonus	Corporate Performance Bonus	Total Bonus
Gregory B. Maffei	$1,302,329	$333,396	$1,635,725
Richard N. Baer	$321,750	$79,200	$400,950
Albert E. Rosenthaler	$234,928	$51,141	$286,069
Christopher W. Shean	$178,448	$57,103	$235,551

Our compensation committee then noted that, when combined with the total 2013 performance-based bonus amounts paid by Liberty Media to the overlapping named executive officers, each of our named executive officers received the following portion of his respective Ultimate Bonus Amount:

Name	Ultimate Maximum Bonus	Combined Percentage Paid
Gregory B. Maffei	$6,945,752	58.3%

Richard N. Baer	$1,650,000	69.6%

Albert E. Rosenthaler	$1,065,432	73.3%

Christopher W. Shean	$1,189,650	50.8%

QVC Award.     Mr. George’s 2013 performance-based bonus was structured to align with the 2013 performance-based bonus program established at QVC for QVC senior global officers and to comply with Section 162(m) of the Code. Pursuant to the program, Mr. George would be paid a bonus based upon 2013 QVC Global EBITDA growth, year over year, with a target bonus amount of 100% of his base salary as required by the terms of his employment agreement and a maximum bonus amount of 260% of his base salary.  For this purpose, QVC Global EBITDA was defined as earnings before interest, taxes, depreciation and amortization of QVC (consolidated, on a constant currency basis), subject to adjustments to ensure year over year comparability.

For any bonus to be paid, 2013 QVC Global EBITDA growth, year over year, would need to exceed 4%.  If 2013 QVC Global EBITDA growth exceeded 4% then Mr. George would be eligible to receive a maximum bonus of 260% of his base salary, subject to reduction in the discretion of our compensation committee based on QVC Global EBITDA performance and individual performance, among other things. The year over year QVC Global EBITDA growth for 2013 was 3.1%, which fell below the 4% minimum.  As a result, Mr. George was not eligible for a bonus payment for 2013.

For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation

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

The Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended (the 2010 Incentive Plan) and the Liberty Interactive Corporation 2012 Incentive Plan, as amended (the 2012 Incentive Plan), provide for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units, stock appreciation rights and performance awards. Our executives have historically been granted stock options and awards of restricted stock in preference to other awards because of our company’s belief that options and restricted shares better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date.

Over the past few years, our compensation committee has determined to make larger grants (equaling approximately four to five years’ value of the annual grants made in years prior to 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These multi-year grants provide for back-end weighted vesting and generally expire 10 years after grant to encourage executives to remain with the company over the long-term and to better align their interests with those of the stockholders. In that regard, multi-year awards were granted to our named executive officers by our compensation committee prior to 2013, and, accordingly, no new equity incentive awards were granted to the named executive officers during the 2013 calendar year.

Perquisites and Other Personal Benefits

The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty Media 401(k) Savings Plan and the payment of life insurance premiums) consist of:

•                  limited personal use of Liberty Media’s corporate aircraft (pursuant to aircraft time sharing agreements between our company and Liberty Media);

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

Aircraft Usage.  On occasion, and with the approval of our Chairman or Chief Executive Officer, executives may have family members and other guests accompany them on Liberty Media’s corporate aircraft when traveling on business. Under the terms of the employment arrangements with our Chairman and Chief Executive Officer, those individuals and their guests may use the corporate aircraft we share with Liberty Media for non-business purposes subject to specified limitations.

Pursuant to a February 2013 letter agreement between Mr. Maffei and Liberty Media, Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft.  The February 2013 letter agreement  replaced in its entirety, on substantially the same terms, a letter agreement originally entered into by Mr. Maffei and Liberty Interactive that was assumed by Old LMC in the LMC Split-Off and later by Liberty Media in the LMC Spin-Off). Under Mr. Maffei’s employment agreement, if Mr. Maffei’s employment terminates due to disability, for good reason or without cause, Mr. Maffei will be entitled to continued use of the corporate aircraft for 18 months after termination of his employment. Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of the corporate aircraft. Flights where there are no passengers on company-owned aircraft are not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

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

Pursuant to aircraft time sharing agreements with Liberty Media, we pay Liberty Media for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using its corporate aircraft that are allocable to our company.

For purposes of determining an executive’s taxable income, personal use of corporate aircraft is valued using a method based on SIFL rates, as published by the Treasury Department. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Code to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million. See “—Deductibility of Executive Compensation” below.

Gross-Up.  In 2013, Mr. George received a tax gross-up from QVC relating to certain out of state income taxes to which he was subject in connection with the performance of his duties outside of QVC’s headquarters.

Deductibility of Executive Compensation

In developing the compensation packages for the named executive officers, the compensation committee considered the deductibility of executive compensation under Section 162(m) of the Code. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted under the existing incentive plans. The compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) of the Code, in order to maintain flexibility in making compensation decisions. Portions of the compensation we pay to certain of the named executive officers may not be deductible due to the application of Section 162(m) of the Code.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (as of 12/31/13)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5) (6) (7)		Total ($)

Gregory B. Maffei	2013	868,219	—	—	—		1,635,725	—	203,921	(8)	2,707,865
President and Chief	2012	778,641	—	—	41,688,138		2,641,866	—	193,395	(8)	45,302,040
Executive Officer	2011	1,299,375	—	—	—		1,587,600	—	384,718	(8)	3,271,693

Richard N. Baer	2013	386,862	—	—	—		400,950	—	2,353		790,165
Senior Vice President and
General Counsel

Michael A. George	2013	1,060,900	—	—	—		—	—	160,831	(10)(11)	1,221,731
President and Chief Executive Officer, QVC, Inc.	2012	1,030,000	—	—	16,110,136		875,500	—	223,977	(10)	18,239,613
	2011	1,000,000			27,867,300	(9)	700,000		52,583	(10)	29,619,883

Albert E. Rosenthaler	2013	312,527	—	—	—		286,069	—	12,374		610,969
Senior Vice President	2012	275,840	—	—	2,275,697		387,900	—	11,049		2,950,486
	2011	569,075	—	—	—		376,092	—	26,517		971,684

Christopher W. Shean	2013	396,550	—	—	—		235,551	777	13,605		646,483
Senior Vice President and	2012	385,000	—	—	2,917,953		467,775	667	13,355		3,784,750
Chief Financial Officer	2011	569,075	—	—	—		323,369	8,905	25,816		927,165

(1)                                 With respect to the year ended December 31, 2013, the amounts set forth in the table reflect compensation paid to our named executive officers by Liberty Media but allocable to our company under the services agreement (except with respect to Mr. George, whose compensation reported above was paid directly by QVC with respect to the entire year and is not covered by the services agreement). With respect to the year ended December 31, 2012, the amounts set forth in this table reflect compensation paid to our named executive officers by Old LMC but allocable to our company under the services agreement (except with respect to Mr. George, whose compensation reported above was paid directly by QVC with respect to the entire year and is not covered by the services agreement). With respect to the year ended December 31, 2011, the amounts set forth in this table reflect compensation paid to our named executive officers from January 1, 2011 to September 23, 2011 (the date of the LMC Split-Off) and compensation paid to our named executive officers by Old LMC, but allocable to our company under the services agreement, for the period September 24, 2011 to December 31, 2011 (except with respect to Mr. George, whose compensation reported above was paid directly by QVC with respect to the entire year and is not covered by the services agreement). See “—Compensation Discussion and Analysis—Services Agreement.”

(2)                                 The grant date fair value (or, in the case of awards granted pursuant to our 2012 option modification program, the incremental fair value) has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2013 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2014).

(3)                                 The Option Awards set forth in this column with respect to the year ended December 31, 2012 were received by our named executive officers in connection with our 2012 option modification program.

(4)                                 Reflects the above-market earnings credited to Mr. Shean’s deferred compensation account. See “—Nonqualified Deferred Compensation Plans” below. Additionally, the 2011 amount reflected for Mr. Shean represents the portion of above-market earnings incurred prior to the LMC Split-Off and an additional amount of above-market earnings following the LMC Split-Off on the portion of Mr. Shean’s year-end bonus which was allocated to our company under the services agreement.

(5)                                 The Liberty Media 401(k) Savings Plan, which was sponsored and administered by our company prior to the LMC Split-Off and was transferred to and assumed by Old LMC in the LMC Split-Off and later by Liberty Media in the LMC Spin-Off, provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and we contributed a matching contribution based on the participants’ contributions as set forth in the plan. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution.

Generally, participants acquire a vested right in our matching contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

Included in this column, with respect to each named executive officer (except with respect to Mr. George, for which matching contributions of $15,300, $15,000 and $16,367 were made by QVC to its 401(k) savings plan in 2013, 2012 and 2011, respectively, and except with respect to Mr. Baer), are the following matching contributions made by our company to the Liberty Media 401(k) Savings Plan in each of 2013, 2012 and 2011, respectively:

	Amounts ($)
Name	2013	2012	2011
Gregory B. Maffei	12,750	11,771	24,500
Albert E. Rosenthaler	11,220	10,000	24,500
Christopher W. Shean	12,750	12,500	24,500

With respect to these matching contributions, the above named executive officers are fully vested.

(6)                                 Included in this column are the following life insurance premiums paid by our company (with the exception of Mr. George, whose life insurance premium was paid by QVC), on behalf of each of the named executive officers and, with respect to amounts reflected for 2012 and 2011 following the LMC Split-Off, paid by Old LMC and allocated to our company under the services agreement:

	Amounts ($)
Name	2013	2012	2011
Gregory B. Maffei	1,311	1,235	2,017
Richard N. Baer	2,353	—	—
Michael A. George	1,242	1,242	1,373
Albert E. Rosenthaler	1,154	1,049	2,017
Christopher W. Shean	855	855	1,316

(7)                                 We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(8)                                 Includes the following:

	Amounts ($)
	2013	2012	2011
Compensation related to personal use of corporate aircraft (a)	189,110	183,506	355,201

(a) Calculated based on aggregate incremental cost of such usage to our company.

Prior to the LMC Split-Off, we owned an apartment in New York City which was primarily used for business purposes. The apartment was assigned to Old LMC in the LMC Split-Off and later to Liberty Media in the LMC Spin-Off. Mr. Maffei makes use of this apartment and a company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Maffei.

(9)                                  Represents the grant date fair value of Mr. George’s multi-year option award granted in March 2011. See “—Executive Compensation Arrangements—Michael A. George” for more information. Mr. George’s multi-year option award is similar in function to the multi-year awards previously granted to named executive officers, and it was anticipated that Mr. George will not receive any additional equity awards during the term of his employment agreement with QVC (other than those made in connection with Mr. George’s participation in the 2012 option modification program).

(10)                           Includes tax gross-ups in the following amounts relating to certain out of state income taxes to which Mr. George was subject as a result of the performance of his duties outside of QVC’s headquarters and, with respect to 2012, includes a tax gross-up relating to certain out of state income taxes incurred in connection with Mr. George’s participation in the 2012 option modification program:

Amounts ($)
2013	2012	2011
134,289	207,735	34,843

(11)                      Includes $10,000 in charitable contributions made on behalf of Mr. George pursuant to our political action committee matching contribution program.

Executive Compensation Arrangements

Gregory B. Maffei

Employment Agreement.  On December 17, 2009, the compensation committee approved in principle a new compensation arrangement in favor of Mr. Maffei providing, among other things, for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 200% of the applicable year’s annual base salary. On May 17, 2010, we entered into a definitive employment agreement with Mr. Maffei, memorializing the compensation arrangement that was approved in principle by the compensation committee on December 17, 2009. The employment agreement also included terms related to Liberty Interactive Corporation equity awards held by Mr. Maffei, including the multi-year award of options that was granted to him on December 17, 2009 (as described in more detail below).

Prior to the assumption of Mr. Maffei’s employment agreement by Liberty Media in connection with the LMC Spin-Off, Old LMC assumed Mr. Maffei’s 2009 employment agreement in connection with the LMC Split-Off and in February 2012 the agreement was amended and restated effective as of September 23, 2011 to reflect the change in employer and to specify the equity awards covered by the amended and restated employment agreement following the LMC Split-Off, which included a grant of options to Mr. Maffei on December 17, 2009 in connection with the approval in principle of his compensation arrangement. After giving effect to the adjustments made to equity awards in connection with the LMC Split-Off, the elimination of Old LMC’s tracking stock structure, the creation of our Liberty Ventures tracking stock, the LMC Spin-Off and the December 2012 option modification program, as of March 31, 2014, the multi-year award granted to Mr. Maffei on December 17, 2009 has been converted into, exchanged for or adjusted to the following equity awards: options to acquire 5,933,101 shares of LINTA at an exercise price of $19.255, options to acquire 278,831 shares of LVNTA at an exercise price of $58.80, options to acquire 1,179,830 shares of Liberty Media’s Series A common stock at an exercise price of $94.92, options to acquire 1,184,017 shares of Starz’s Series A common stock at an exercise price of $13.32, 813,647 restricted shares of Liberty Media’s Series A common stock, 813,647 restricted shares of Starz’s Series A common stock, 2,591,584 restricted LINTA shares and 147,387 restricted LVNTA shares (such LINTA and LVNTA awards, the Multi-Year Awards). One-half of these options and restricted shares vested on December 17, 2013 with the remaining options and restricted shares vesting on December 17, 2014, in each case, subject to Mr. Maffei’s continued employment on the applicable vesting date. The options have a term of 10 years. See “—Agreement Regarding LINTA Equity Awards” below for more information regarding these options and restricted shares that are now Liberty Interactive Corporation equity awards.

Mr. Maffei’s amended and restated agreement, which was assumed by Liberty Media in connection with the LMC Spin-Off, provides that: (i) in the event Mr. Maffei is terminated for cause (as defined in the agreement) he will be entitled only to his accrued base salary, unpaid expenses and any amounts due under applicable law; (ii) if Mr. Maffei terminates his employment without good reason (as defined in the agreement), he will be entitled only to his accrued base salary, accrued but unpaid bonus for the prior year, unpaid expenses and any amounts due under applicable law (Standard Payments); (iii) if Mr. Maffei is terminated by Liberty Media without cause or if he terminates his employment for good reason, the agreement provides for him to receive the Standard Payments and a severance payment of $7.8 million; and (iv) in the case of Mr. Maffei’s death or his disability, the agreement provides for the right to receive the Standard Payments and a severance payment of $7.8 million. In addition, if Mr. Maffei is terminated without cause or due to disability, or terminates his employment for good reason, Mr. Maffei will be entitled to continuation of certain perquisites for 18 months, including use of Liberty Media’s corporate aircraft.

Although we are not a party to Mr. Maffei’s amended and restated employment agreement, we are obligated to reimburse Liberty Media for our allocable portion of any payments made to Mr. Maffei thereunder (other than payments relating to equity awards which are directly settled with the applicable issuer).

Agreement Regarding LINTA Equity Awards. Following the LMC Split-Off, Mr. Maffei continued to be the President and Chief Executive Officer of our company and we entered into an Agreement Regarding LINTA Equity Awards with Mr. Maffei, effective as of September 23, 2011, pursuant to which we agreed that for so long as Mr. Maffei is employed by us he will be employed as the company’s President and Chief Executive Officer and will be nominated and recommended for election to our board of directors at each annual meeting of stockholders occurring prior to December 31, 2014. The agreement includes provisions, similar to those in Mr. Maffei’s December 2009 employment agreement, regarding his employment as our company’s President and Chief Executive Officer while he is employed by our company and regarding his position on our board of directors, including his membership on the executive committee of the board. The agreement does not include an obligation to pay Mr. Maffei a salary or bonus or to provide him with benefits (other than reimbursement of expenses) or to pay him severance upon termination of his employment with us, but our company bears a portion of the cost to Liberty Media of Mr. Maffei’s salary, bonus, severance and other benefits pursuant to agreements entered into between our company and Old LMC (and later assumed by Liberty Media in connection with the LMC Spin-Off) in connection with the LMC Split-Off (as described above).

The Agreement Regarding LINTA Equity Awards provides that, in the event Mr. Maffei is terminated for cause (as defined in the agreement), or if he terminates his employment without good reason (as defined in the agreement), he will forfeit all rights to his unvested restricted shares and unvested options.  However, in both cases, his vested, unexercised options and similar rights as of his termination date will remain exercisable either (1) for 90 days after his termination or until the original expiration date of the applicable award, if sooner, or (2) if any such termination of his employment occurs following December 31, 2014 or following a change in control of our company (as defined in the agreement), until the original expiration date of the applicable award. If Mr. Maffei is terminated by our company without cause or if he terminates his employment for good reason, the agreement provides for his unvested restricted shares and unvested options and similar rights (including his Multi-Year Award) to vest pro rata based on the portion of the vesting period elapsed through the termination date plus 18 months and for all vested and accelerated options and similar rights to remain exercisable until their respective expiration dates; provided, that if Mr. Maffei continues to be employed by Liberty Media following such a termination from our company without cause or for good reason, he may elect to have certain of his unvested equity awards continue to vest in accordance with the terms of the agreement based on his continued service with Liberty Media. If a termination without cause or for good reason occurs within 90 days before or 210 days after members of the Malone Group (as defined in the agreement) cease to meet certain ownership requirements with respect to our company as described in the agreement, then Mr. Maffei’s unvested restricted shares and unvested options and similar rights granted by our company will instead vest in full and will remain exercisable until their respective expiration dates.  In the case of Mr. Maffei’s death or his disability, the agreement provides for his unvested restricted shares and unvested options and similar rights to fully vest and for his vested and accelerated options and similar rights to remain exercisable until their respective expiration dates.  Further, in the event of certain change in control transactions, including spin-off or split-off transactions which exceed a specified threshold of our company’s consolidated assets, Mr. Maffei’s unvested restricted shares and unvested options and similar rights would vest in full unless Mr. Maffei is named the Chief Executive Officer of the spin-off or split-off entity and his equity awards are adjusted in the transaction in such a manner as to preserve the intrinsic value thereof.

The Agreement Regarding LINTA Equity Awards further provides that it is intended to meet the requirements of Section 409A of the Code and provides for certain reimbursements to Mr. Maffei in the event the agreement does not so comply. The agreement also contains customary provisions pertaining to confidentiality and limitations on outside activities.

Aircraft Usage.  Pursuant to a February 2013 letter agreement between Mr. Maffei and Liberty Media, Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described above or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of Liberty Media’s corporate aircraft. Pursuant to aircraft time sharing agreements with Liberty Media, we pay Liberty Media for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using its corporate aircraft that are allocable to our company. Flights where there are no passengers on company-owned aircraft would not be charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

Michael A. George

On May 3, 2011, QVC entered into an employment agreement with Mr. George, which was amended effective December 4, 2012, to reflect the changes to his equity awards that occurred in the December 2012 option modification program (as described below) and to clarify and update certain other information in his employment agreement. The agreement provides for, among other things, a five year employment term beginning January 1, 2011 and ending December 15, 2015, with an annual base salary of $1 million, increasing annually by 3% of the prior year’s base salary, and an annual target cash bonus equal to 100% of the applicable year’s annual base salary which will be determined by the chief executive officer of our company pursuant to criteria established in QVC’s annual bonus program (which program is approved each year by our company’s chief executive officer) or, in the event Mr. George is considered a “covered employee” for any given year for purposes of Section 162(m) of the Code, his bonus will be determined by our company’s compensation committee based on such criteria as approved in advance by such committee and that are designed in a manner such that the bonus will be treated as “qualified performance-based compensation” within the meaning of Section 162(m). Also pursuant to the agreement, Mr. George is entitled to certain welfare, retirement and fringe benefits available to senior-level executives of QVC.

On March 2, 2011, Mr. George was granted 3.8 million options to acquire shares of LINTA (the 2011 Granted Awards) at an exercise price of $16.01 per share, which was the closing price of LINTA on such date. As a result of adjustments made to equity awards in connection with the LMC Split-Off, the creation of our Liberty Ventures tracking stock and the December 2012 option modification program, as of March 31, 2014, Mr. George’s 2011 Granted Awards now consist of options to acquire 3,166,911 shares of LINTA at an exercise price of $19.255 per share and 146,180 shares of LVNTA at an exercise price of $58.80 per share, 540,383 restricted LINTA shares and 39,194 restricted LVNTA shares. One-half of the 2011 Granted Awards will vest on December 15, 2014 with the remaining options and restricted shares vesting on December 15, 2015. The options have a term of 7 years. It is anticipated that Mr. George will not receive any additional equity award grants during the term of his employment agreement other than those associated with his participation in the 2012 option modification program.

The agreement provides that, in the event Mr. George is terminated for cause (as defined in the agreement), he will be entitled to his accrued base salary through the date of termination, unpaid expenses, his vested benefits and any amounts due under applicable law. In addition, all equity awards granted to Mr. George prior to January 1, 2011 that are outstanding and unvested at the time of his termination for cause, including related equity awards granted to Mr. George after such date pursuant to the December 2012 option modification program and certain other events, as defined more specifically in the agreement (the Pre-2011 Unvested Awards), and all 2011 Granted Awards then held by Mr. George that have not become exercisable as of the date of such termination will be forfeited, and all equity awards granted to Mr. George prior to January 1, 2011 that are outstanding and vested but unexercised at the time of such termination, including related equity awards granted to Mr. George after such date pursuant to the December 2012 option modification program and certain other events, as defined more specifically in the agreement (the Pre-2011 Vested Awards), and all 2011 Granted Awards that are outstanding and vested but unexercised as of the date of such termination will remain exercisable for a period of up to 90 days after the date of such termination or until the original expiration date of the options if sooner. If Mr. George terminates his employment without good reason (as defined in the agreement), he will be entitled to his accrued base salary though the date of termination, any declared but unpaid bonus for the calendar year prior to the year of termination, unpaid expenses, his vested benefits and any amounts due under applicable law. He will forfeit all rights to any Pre-2011 Unvested Awards and to any 2011 Granted Awards then held that have not become exercisable as of the date of his termination, any Pre-2011 Vested Awards that are options or similar rights will be treated as specified in the applicable agreement governing such equity award, and any 2011 Granted Awards that are outstanding and vested but unexercised as of the date of termination will be exercisable for a period of 90 days after the date of termination or until the original expiration date of the options if sooner. If, however, Mr. George terminates his employment for good reason or if his employment is terminated by QVC without cause, then he is entitled to receive his base salary for a period of one year and a lump sum payment of $1.5 million, in addition to accrued base salary through the date of termination, unpaid expenses, his vested benefits and any other amounts due under applicable law. In addition, any Pre-2011 Unvested Awards held on the date of termination that would have vested during the 365-day period following the date of such termination had Mr. George continued to be employed by QVC during such period will vest as of the date of termination. Further, a pro rata portion of each tranche of each 2011 Granted Award that is not vested on the date of termination will vest as of such date, with such pro rata portion based on the portion of time Mr. George was employed by QVC and its affiliates during the vesting period of such tranche plus 365 days. The exercisability of any Pre-2011 Vested Awards, any vested 2011 Granted Awards and any Pre-2011 Unvested Awards that vest pursuant to the foregoing sentence will be extended to the earlier of (i) the original expiration date of the option or (ii) two years from the date of the termination or, if Mr. George were to die prior to the expiration of such two year period, the close of business on the first business day following the later of the expiration of (x) the two year period or (y) the one-year period beginning on the date of Mr. George’s death, but in no event will such awards be exercisable following their respective stated terms. In limited circumstances involving a termination of his employment without cause or for good reason within six months following a change in control of QVC (as defined in his employment agreement), Mr. George’s equity awards would vest in full and his vested options would thereafter remain exercisable until the original expiration date of such options. In the case of Mr. George’s death or disability (as defined in the agreement), the agreement provides for the right to receive his base salary for a period of one year, his accrued base salary through the date of termination, unpaid expenses, any declared but unpaid bonus for the calendar year prior to the year in which the termination occurs, his vested benefits and any amounts due under applicable law. In addition, the Pre-2011 Vested Awards, the Pre-2011 Unvested Awards and the 2011 Granted Awards will immediately vest and become exercisable (to the extent not already vested) and will be exercisable throughout the remainder of the full original term of such equity award.

As a condition to Mr. George’s receipt of any severance payments as a result of his termination, as well as any acceleration of vesting or extension of exercise periods for his equity grants, Mr. George must execute a severance agreement and release in favor of QVC in accordance with the procedures set forth in the employment agreement. Mr. George’s receipt of severance benefits is also conditioned on his compliance with the post-termination non-compete restrictions in his employment agreement.

Richard N. Baer

Employment Agreement. On November 7, 2012, Old LMC entered into an executive employment agreement (the employment agreement), effective October 31, 2012, with Richard Baer.  Mr. Baer served as an independent contractor providing consulting services to Old LMC and Liberty Interactive from October 31, 2012 until the start of his employment as Senior Vice President and General Counsel with the companies on January 1, 2013. The employment agreement was assigned to Liberty Media in connection with the LMC Spin-Off.  The agreement provides for, among other things, a four year term ending on December 31, 2016, with an annual base salary of $825,000, subject to adjustments at Liberty Media’s discretion, and an annual discretionary bonus beginning in the calendar year 2013.  Pursuant to the terms of the agreement, Mr. Baer’s target bonus for each year is 100% of his annual base salary for that year, and in no event will his bonus for any year be greater than two times his annual base salary.  Mr. Baer is also entitled to certain benefits and perquisites available to Liberty Media’s senior executives.  Pursuant to the agreement, on November 8, 2012, as part of the consideration for his services under the employment agreement, Mr. Baer was granted a combination of options and restricted shares. One-half of these options vest on December 31, 2015, with the remaining options vesting on December 31, 2016, and one-half of these restricted shares vest on each of December 15, 2015 and December 15, 2016, in each case, subject to Mr. Baer being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of 10 years. The other terms and conditions of Mr. Baer’s options and restricted shares, including acceleration and continued exercisability in connection with certain terminations of employment, are described in the applicable award agreements.

The agreement provides that, in the event Mr. Baer is terminated for cause (as defined in the employment agreement), he will be entitled to his accrued but unpaid base salary through the date of termination and any unpaid expenses.  If, however, Mr. Baer terminates his employment for good reason (as defined in the employment agreement) or if his employment is terminated without cause (as defined in the employment agreement), then he is entitled to receive his accrued but unpaid base salary, any unpaid expenses, any accrued but unpaid bonus from the prior year and a severance payment of two times his annual base salary at the time of termination.  If Mr. Baer terminates his employment without good reason (as defined in the employment agreement), he is entitled to receive any accrued but unpaid base salary, any accrued but unpaid bonus from the prior year and any unpaid expenses.  In the case of Mr. Baer’s death or disability (as defined in the employment agreement), the employment agreement provides for the right for his estate or him, as applicable, to receive any accrued but unpaid base salary, any unpaid expenses, any accrued but unpaid bonus from the prior year and a severance payment of two times his annual base salary at the time of death or disability (as defined in the employment agreement).  As a condition to Mr. Baer’s receipt of any severance payments as a result of his termination, as well as any acceleration of vesting or extension of exercise periods described in the grant agreements for the equity grants, Mr. Baer must execute a severance agreement and release in favor of Liberty Media in accordance with the procedures set forth in the employment agreement.

Although we are not a party to Mr. Baer’s employment agreement, we are obligated to reimburse Liberty Media for our allocable portion of any payments made to Mr. Baer thereunder (other than payments relating to equity awards which are directly settled with the applicable issuer) pursuant to the services agreement.

Equity Incentive Plans

The 2010 Incentive Plan and 2012 Incentive Plan are administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The existing incentive plans are designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. Our compensation committee may grant non-qualified stock options, SARs, restricted shares, cash awards, performance awards or any combination of the foregoing under the existing incentive plans (collectively, awards).

As of March 31, 2014, the maximum number of shares of our common stock with respect to which awards may be issued under the 2010 Incentive Plan is 42,950,000 and under the 2012 Incentive Plan is 40,000,000, subject, in each case, to anti-dilution and other adjustment provisions of the respective plans. With limited exceptions, no person may be granted in any calendar year awards covering more than 6,874,244 shares of our common stock under the 2010 Incentive Plan and 8,000,000 shares of our common stock under the 2012 Incentive Plan (subject, in each case, to anti-dilution and other adjustment provisions of the plans) nor may any person receive under each of the existing incentive plans payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the existing incentive plans are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Each of the 2010 Incentive Plan and the 2012 Incentive Plan has a 5 year term.

2006 Deferred Compensation Plan

Effective for the year beginning January 1, 2007 and until the time of the LMC Split-Off, officers of our company at the level of Senior Vice President and above were eligible to participate in the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended, the 2006 deferred compensation plan).  In connection with the LMC Split-Off (pursuant to which employees of our company became employees of Old LMC), Old LMC assumed this plan and all obligations outstanding thereunder. In connection with the LMC Spin-Off, Liberty Media assumed this plan and all obligations outstanding thereunder. Prior to the assumption of this plan by Old LMC, each eligible officer of our company, including our Chief Executive Officer, principal financial officer and principal accounting officer, could elect to defer up to 50% of his annual base salary and the cash portion of his performance bonus under the 2006 deferred compensation plan. Elections were required to be made in advance of certain deadlines and could include (1) the selection of a payment date, which generally could not be later than 30 years from the end of the year in which the applicable compensation is initially deferred, and (2) the form of distribution, such as a lump-sum payment or substantially equal annual installments over two to five years.  Compensation deferred under the 2006 deferred compensation plan earned interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

Following the LMC Split-Off, our officers are no longer permitted to elect the deferral of a portion of their base salary and performance bonus allocable to our company. Mr. Shean took advantage of a one-time deferral opportunity in 2011 with respect to a portion of his 2011 performance-bonus that was allocable to and paid by our company, and we will be responsible for the payment of such deferred amount and all interest thereon going forward.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2013 to the named executive officers.

		Estimated Future Payouts under Non-equity Incentive Plan Awards
Name	Grant Date (1)	Threshold ($)(2)	Target ($)	Maximum ($)(3)

Gregory B. Maffei
	2/4/2013	—	—	6,945,752

Richard N. Baer
	2/4/2013	—	—	1,650,000

Michael A. George
	2/26/2013	—	—	2,758,340

Albert E. Rosenthaler
	2/4/2013	—	—	1,065,432

Christopher W. Shean
	2/4/2013	—	—	1,189,650

(1)                             Reflects the date on which our compensation committee established the terms of the 2013 performance-based bonus program, as described under “—Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—2013 Performance-based Bonuses—Liberty Awards - Overview” and “—Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—2013 Performance-based Bonuses—QVC Award.”

(2)                                 Our 2013 performance-based bonus program does not provide for a threshold bonus amount. The program also does not provide for a target payout amount for any named executive officer that would be payable upon satisfaction of the performance criteria under the 2013 performance-based bonus program. For the actual bonuses paid by our company and QVC, as applicable, see the amounts included for 2013 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above.

(3)                                 With respect to Messrs. Maffei, Baer, Rosenthaler and Shean, represents the maximum amount that would have been payable to each named executive officer assuming (x) the Threshold was met in order to permit the maximum bonus amounts to have been payable, (y) the full 60% of the participant’s maximum bonus amount attributable to individual performance was attained and (z) the full 40% of the participant’s maximum bonus amount attributable to corporate performance of our company was attained, and does not give effect to the allocation of any portion of such maximum bonus amount to Liberty Media under the services agreement. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—2013 Performance-based Bonuses—Liberty Awards—Overview.” With respect to Mr. George, represents the maximum amount that would have been payable to Mr. George assuming (x) the highest QVC EBITDA growth target of 9.2% was achieved and (y) Mr. George’s individual performance warranted the maximum additional increase of his bonus determined based on QVC

EBITDA growth. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—2013 Performance-based Bonuses—QVC Award.”

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2013 and held by the named executive officers.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Gregory B. Maffei
Option Awards
LINTA	441,817	—		21.84	3/29/14	—		—
LINTA	446,089	—		19.255	12/24/14	—		—
LINTA	1,339,587	—		19.255	12/16/15	—		—
LINTA	990,651	990,652	(1)	19.255	12/17/19	—		—
LINTA	1,975,899	1,975,899	(1)	19.255	12/17/19	—		—
LVNTA	22,113	—		56.91	3/29/14	—		—
LVNTA	22,513	—		58.80	12/24/14	—		—
LVNTA	66,950	—		58.80	12/16/15	—		—
LVNTA	50,325	50,326	(1)	58.80	12/17/19	—		—
LVNTA	89,090	89,090	(1)	58.80	12/17/19	—		—

Stock Awards
LINTA	—	—		—	—	467,748	(1)	13,728,404
LINTA	—	—		—	—	828,044	(1)	24,303,091
LVNTA	—	—		—	—	47,092	(1)	5,773,008
LVNTA	—	—		—	—	26,602	(1)	3,261,139

Richard N. Baer
Option Awards
LINTA	—	516,443	(2)	19.83	11/8/22	—		—
LVNTA	—	26,010	(2)	56.86	11/8/22	—		—

Stock Awards
LINTA	—	—		—	—	90,377	(3)	2,652,565
LVNTA	—	—		—	—	4,552	(3)	558,030

Michael A. George
Option Awards

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LINTA	103,646	—		19.255	2/27/16	—		—
LINTA	22,859	—		19.255	2/27/16	—		—
LINTA	694,943	—		19.255	4/6/16	—		—
LINTA	98,371	—		19.255	4/6/16	—		—
LINTA	400,924	—		19.255	3/1/17	—		—
LINTA	123,340	61,670	(4)	19.255	3/1/17	—		—
LINTA	—	3,166,911	(5)	19.255	3/2/18	—		—
LVNTA	5,179	—		58.80	2/27/16	—		—
LVNTA	1,103	—		58.80	2/27/16	—		—
LVNTA	34,737	—		58.80	4/6/16	—		—
LVNTA	4,742	—		58.80	4/6/16	—		—
LVNTA	20,051	—		58.80	3/1/17	—		—
LVNTA	5,742	2,872	(4)	58.80	3/1/17	—		—
LVNTA	—	146,180	(5)	58.80	3/2/18	—		—

Stock Awards
LINTA	—	—		—	—	26,786	(6)	786,169
LINTA	—	—		—	—	18,515	(4)	543,415
LINTA	—	—		—	—	540,383	(5)	15,860,241
LVNTA	—	—		—	—	1,339	(6)	164,148
LVNTA	—	—		—	—	1,139	(4)	139,630
LVNTA	—	—		—	—	39,194	(5)	4,804,792

Albert E. Rosenthaler
Option Awards
LINTA	6,523	—		19.255	12/17/16	—		—
LINTA	—	353,564	(7)	19.255	3/19/20	—		—
LVNTA	307	—		58.80	12/17/16	—		—
LVNTA	—	16,381	(7)	58,80	3/19/20	—		—

Stock Awards
LINTA	—	—		—	—	79,269	(7)	2,326,545
LVNTA	—	—		—	—	5,250	(7)	643,598

Christopher W. Shean
Option Awards

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LINTA	—	353,564	(7)	19.255	3/19/20	—		—
LVNTA	3,367	—		58.80	12/24/14	—		—
LVNTA	6,420	—		58.80	12/16/15	—		—
LVNTA	1,226	—		58.80	12/17/16	—		—
LVNTA	5,622	—		58.80	12/17/16	—		—
LVNTA	8,190	16,381	(7)	58.80	3/19/20	—		—

Stock Awards
LINTA	—	—		—	—	79,269	(7)	2,326,545
LVNTA	—	—		—	—	5,250	(7)	643,598
	—	—		—	—

(1)                                 Vests in full on December 17, 2014.

(2)                                 Vests 50% on December 31, 2015 and 50% on December 31, 2016.

(3)                                 Vests 50% on December 15, 2015 and 50% on December 15, 2016.

(4)                                 Vested in full on March 1, 2014.

(5)                                 Vests 50% on December 15, 2014 and 50% on December 15, 2015.

(6)                                 Vested in full on March 1, 2014.

(7)                                 Vests 50% on June 30, 2014 and 50% on December 31, 2015.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of vested options and the vesting of restricted stock held by our named executive officers (with the exception of Mr. Baer, who had no exercises of vested options or vesting of restricted stock), in each case, during the year ended December 31, 2013.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#) (1)	exercise ($)	vesting (#) (1)	vesting ($)

Gregory B. Maffei
LINTA	—	—	1,295,792		(2)
LVNTA	—	—	73,693		(2)

Michael A. George
LINTA	—	—	268,148	2,628,881	(2)
LVNTA	—	—	14,050	458,691	(2)

Albert E. Rosenthaler
LINTA	373,414	3,052,042	51,029		(2)
LVNTA	17,996	1,004,902	3,272		(2)

Christopher W. Shean
LINTA	595,557	4,051,088	51,029		(2)
LVNTA	9,414	420,531	3,272		(2)

(1)                     Includes shares withheld in payment of withholding taxes at election of holder.

(2)                     On December 4, 2012 (the Grant Date), to effect our 2012 option modification program, our compensation committee approved the acceleration of each unvested in-the-money option to acquire shares of LINTA and LVNTA held by certain of its and its subsidiaries’ officers (collectively, the Eligible Optionholders), including our then- and our current-named executive officers Messrs. Maffei, George, Rosenthaler and Shean.  Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LINTA or LVNTA shares (the Eligible Options) and with respect to each unvested Eligible Option, each Eligible Optionholder acquired LINTA or LVNTA shares which have a vesting schedule identical to that of the unvested Eligible Option.

The Value column below represents the value related to awards that were subject to continued vesting requirements as of the Grant Date, but which vested during the twelve months ended December 31, 2013.  Such value was realized by the applicable named executive officer in 2012 and therefore included in our proxy statement relating to our 2013 annual meeting of stockholders under “Executive Compensation—Option Exercises and Stock Vested”.

Name	Number of shares acquired upon lapse of restriction (#)	Value ($)
Gregory B. Maffei
LINTA	1,295,792	24,950,475
LVNTA	73,693	4,333,148
Michael A. George
LINTA	141,362	2,721,925
LVNTA	7,711	453,407
Albert E. Rosenthaler
LINTA	51,029	982,563
LVNTA	3,272	192,394
Christopher W. Shean
LINTA	51,029	982,563
LVNTA	3,272	192,394

Nonqualified Deferred Compensation Plans

The following table sets forth certain information regarding the 2006 nonqualified deferred compensation plan in which Mr. Shean participated during the year ended December 31, 2013. During December 31, 2013, no other named executive officers participated in the 2006 deferred compensation plan.

Aggregate
	Executive	Registrant	Aggregate	Aggregate	balance at
	contributions	contributions	earnings in	withdrawals/	12/31/13
Name	in 2013 ($)	in 2013 ($)	2013 ($) (1)	distributions ($)	($)(1)(2)

Christopher W. Shean	—	—	3,396	—	6,415

(1)                                 As described above in “—Executive Compensation Arrangements—2006 Deferred Compensation Plan,” Mr. Shean was permitted a one-time deferral election under the 2006 deferred compensation plan following the LMC Split-Off with respect to $32,336, which represented 10% of a portion of his 2011 performance-based bonus that was allocable to and paid by our company. Although such amount was transferred to Old LMC upon its assumption of the plan and obligations thereunder in connection with the LMC Split-Off (and later by Liberty Media in connection with the LMC Spin-Off), Liberty Interactive will be responsible for the payment of the $32,336 of deferred principal amount and for the payment of interest income at the rate of 9% per annum, compounded quarterly, thereon. In 2013, the amount of such interest for which Liberty Interactive is responsible for was $3,396. Of this amount, $777 was reported in the “Summary Compensation Table” as above-market earnings that were credited to Mr. Shean’s deferred compensation account during 2013.

(2)                                In our prior year proxy statements, we reported the following above-market earnings that were credited as interest to Mr. Shean’s deferred compensation accounts during the years reported:

Amount ($)
2012	2011	2010
667	8,905	8,588

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments to our named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2013. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market prices on December 31, 2013, the last trading day of such year, for our Series A Liberty Interactive common stock and Series A Liberty Ventures common stock, which were $29.35 and $122.59, respectively. The value of the options and SARs shown in the table is based on the spread between the exercise or base price of the award and the applicable closing market price.  The value of the restricted stock shown in the table is based on the applicable closing market price and the number of shares unvested.

Each of our named executive officers has received awards and payments under the existing incentive plans.  Additionally, each of Messrs. Maffei, Baer and George is entitled to certain payments and acceleration rights upon termination under his respective employment agreement.  See “—Executive Compensation Arrangements” above and “Potential Payments Upon Termination or Change-in-Control—Termination Without Cause or for Good Reason” below.

The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table (other than those described under “—Executive Compensation Arrangements,” which are incorporated by reference herein):

Voluntary Termination.  Each of the named executive officers holds equity awards that were issued under our existing incentive plans.  Under these plans and the related award agreements, in the event of a voluntary termination of his employment with our company for any reason, each named executive officer would only have a right to the equity grants that vested prior to his termination date, except that each of Mr. Maffei, Mr. George and Mr. Baer has certain acceleration rights with respect to his equity awards and is entitled to certain other benefits upon a voluntary termination of his employment with our company for good reason (as defined in their respective employment agreements).  See “—Executive Compensation Arrangements—Gregory B. Maffei,” and “—Executive Compensation Arrangements—Michael A. George” above.  See also  “Potential Payments Upon Termination or Change-in-Control—Termination Without Cause or for Good Reason” below.  Neither Mr. Shean nor Mr. Rosenthaler is entitled to any severance payments or other benefits upon a voluntary termination of his employment for any reason.

Termination for Cause.  All outstanding equity grants constituting options or stock appreciation rights, whether unvested or vested but not yet exercised, and all equity grants constituting unvested restricted shares under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei and Mr. George in the case of equity grants constituting options or similar rights) who is terminated for “cause.”  The existing incentive plans, which govern the awards unless there is a different definition in the applicable award agreement, define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. Each of Mr. Maffei and Mr. George has certain rights to exercise vested options or similar rights following a termination for cause and the employment agreements of Mr. Maffei, Mr. Baer and Mr. George have definitions of cause that are different from the definition under the incentive plan.  See “—Executive Compensation Arrangements” above.

Termination Without Cause or for Good Reason.  Pursuant to their respective employment agreements, each of Mr. Maffei’s and Mr. George’s options and restricted shares are subject to acceleration upon a termination of his employment without cause or for good reason.  Each of them is also entitled under certain circumstances to severance payments and other benefits upon a termination without cause or for good reason.  See “—Executive Compensation Arrangements—Gregory B. Maffei” and “—Executive Compensation Arrangements—Michael A. George above.

The award agreements relating to Mr. Baer’s multi-year award provide that upon a termination of his employment without cause or for good reason (each as defined in his employment agreement), a pro rata portion of his unvested options and restricted shares as of the date of termination will vest based on the portion of the vesting period elapsed through the termination date plus 365 days. This pro rata vesting is applied separately with respect to each tranche of his options and restricted shares based on the vesting period for that tranche.  Mr. Baer is also entitled under certain circumstances to severance payments and other benefits upon a termination of his employment without cause or for good reason.  See “—Executive Compensation Arrangements—Richard N. Baer.

Messrs. Shean’s and Rosenthaler’s multi-year awards, which are their only unvested awards, provide for vesting upon a termination without cause of those options or restricted shares, as applicable, that would have vested during the 12-month period following the termination date if such person had remained an employee, plus a pro rata portion of the remaining unvested options or restricted shares, as applicable, based on the portion of the vesting period elapsed through the termination date.  Neither of these officers is entitled to any severance pay or other benefits upon a termination without cause.

Death.  In the event of death of any of the named executive officers, the existing incentive plans and applicable award agreements provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

Each of Mr. Maffei, Mr. George and Mr. Baer is also entitled to certain payments and other benefits if he dies while employed by our company.  See “Executive Compensation Arrangements” above.

No amounts are shown for payments pursuant to life insurance policies, which we make available to all our employees.

Disability.  If the employment of any of the named executive officers is terminated due to disability, which is defined in the incentive plans or applicable award agreements, such plans or agreements provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

Each of Mr. Maffei, Mr. George and Mr. Baer is also entitled to certain payments and other benefits upon a termination of his employment due to disability.  See “Executive Compensation Arrangements” above.

No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all our employees.

Change in Control.  In case of a change in control, the incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards held by the named executive officers.  A change in control is generally defined as:

•                                          The acquisition by a non-exempt person (as defined in the incentive plans) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our board of directors.

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

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards, except that Mr. Maffei’s awards may also be subject to acceleration upon a change in control, including of the type described in the last bullet point, pursuant to the terms of his Agreement Regarding LINTA Equity Awards.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above.  For purposes of the tabular presentation below, we have assumed no such determination was made by the compensation committee.

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
Gregory B. Maffei
Severance (1)	—		—		3,900,000		3,900,000		3,900,000		3,900,000
Options/SARs	67,344,277	(2)	67,344,277	(2)	106,184,956	(3)	106,184,956	(4)	106,184,956	(4)	106,184,956	(4)
Restricted Stock	—		—		47,065,643	(3)	47,065,643	(4)	47,065,643	(4)	47,065,643	(4)
Perquisites (5)	—		—		332,774		—		332,774		—
Total	67,344,277		67,344,277		157,483,372		157,150,598		157,483,372		157,150,598

Richard N. Baer
Severance (6)	—		—		773,724		773,724		773,724		—
Options/SARs	—		—		4,023,389	(7)	6,626,175	(4)	6,626,175	(4)	6,626,175	(4)
Restricted Stock	—		—		1,949,459	(7)	3,210,595	(4)	3,210,595	(4)	3,210,595	(4)
Total	—		—		6,746,572		10,610,493		10,610,493		9,836,769

Michael A. George
Severance (8)	—		—		1,500,000		—		—		1,500,000
Base Compensation Continuing Payment (9)	—		—		1,060,900		1,060,900		1,060,900		1,060,900
Pension Restoration Plan Payout (10)	12,280		12,280		12,280		12,280		12,280		12,280
Options/SARs	19,142,448	(2)	19,142,448	(2)	57,122,964	(11)	61,243,000	(4)	61,243,000	(4)	61,243,000	(4)
Restricted Stock	—		—		20,236,616	(11)	22,298,396	(4)	22,298,396	(4)	22,298,396	(4)
Total	19,154,728		19,154,728		79,932,760		84,614,576		84,614,576		86,114,576

Albert E. Rosenthaler
Options/SARs	85,433	(2)	85,433	(2)	3,901,827	(7)	4,699,606	(4)	4,699,606	(4)	4,699,606	(4)
Restricted Stock	—		—		2,456,615	(7)	2,970,143	(4)	2,970,143	(4)	2,970,143	(4)
Total	85,433		85,433		6,358,442		7,669,748		7,669,748		7,669,748
Christopher W. Shean
Deferred Compensation (12)	38,751	(13)	38,751	(13)	38,751	(13)	38,751	(13)	38,751	(13)	38,751	(14)
Options/SARs	1,583,587	(2)	1,583,587	(2)	5,399,981	(6)	6,197,759	(4)	6,197,759	(4)	6,197,759	(4)
Restricted Stock	—		—		2,456,615	(7)	2,970,143	(4)	2,970,143	(4)	2,970,143	(4)
Total	1,622,338		1,622,338		7,895,347		9,206,653		9,206,653		9,206,653

(1)                                     If Mr. Maffei’s employment had been terminated at Liberty Media’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) (whether before or within a specified period following a change in control), as of December 31, 2013, he would have been entitled to receive a lump sum payment of $7,800,000.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above. The 50% of such lump sum severance payment that would have been allocable to Liberty Media pursuant to the services agreement is not reflected in the table.

(2)                                     Based on the number of vested options and SARs held by each named executive officer at year-end.  For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(3)                                     Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested options and shares of restricted stock held by Mr. Maffei at year-end that would vest pursuant to the forward-vesting provisions in his employment agreement if he were terminated without cause or for good reason at year-end. See “—Executive Compensation Arrangements—Gregory B. Maffei” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(4)                                     Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs and the number of shares of restricted stock, in each case, held by each named executive officer at year-end.  For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above. In addition, if Mr. George’s employment with QVC had been terminated at QVC’s election without cause or by Mr. George for good reason (as defined in his employment agreement) within six months following a change in control of QVC, his awards would have vested in full.

(5)                                     If Mr. Maffei’s employment had been terminated at Liberty Media’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) or by reason of disability, as of December 31, 2013, he would have been entitled to receive personal use of the corporate aircraft for 120 hours per year over an 18-month period.  Perquisite amount of $658,048 includes (i) the maximum potential incremental cost of using the corporate aircraft for 180 hours based on an hourly average of the incremental cost of use of the corporate aircraft and (ii) an estimate for personal use of the corporate apartment over the same 18-month period.  The 50% of such perquisite expense that would have been allocable to Liberty Media pursuant to the services agreement is not reflected in the table.

(6)                                     If Mr. Baer’s employment had been terminated due to his death or disability or at Liberty Media’s election without cause or by Mr. Baer for good reason (as defined in his employment agreement), as of December 31, 2013, he would have been entitled to receive a lump sum payment in an amount equal to two times his base salary then in effect. See “—Executive Compensation Arrangements—Richard N. Baer” above. The 52% of such lump sum severance payment that would have been allocable to Liberty Media pursuant to the services agreement is not reflected in the table.

(7)                                     Based on (i) the number of vested options and SARs held by such named executive officer at year-end and (ii) the number of unvested options and SARs and the number of shares of restricted stock held by such named executive officer at year-end that would vest pursuant to the forward-vesting provisions in such named executive officer’s award agreements if he were terminated without cause or, in the case of Mr. Baer, if he voluntarily terminated for good reason, at year-end. See the “Outstanding Equity Awards at Fiscal Year-End” table and “Potential Payments Upon Termination or Change-in-Control—Termination Without Cause or for Good Reason” above.

(8)                                     If Mr. George’s employment had been terminated at QVC’s election without cause or by Mr. George for good reason (as defined in his employment agreement) (whether before or within a specified period following a change in control), as of December 31, 2013, he would have been entitled to receive a lump sum payment of $1,500,000. See “—Executive Compensation Arrangements—Michael A. George” above.

(9)                                     If Mr. George’s employment had been terminated at QVC’s election without cause or by Mr. George for good reason (whether before or within a specified period following a change in control) or in the event of his death or disability, he would have been entitled to receive a base compensation continuing payment for one year equal to his base salary upon termination.

(10)                                Under the Pension Restoration Plan, upon separation from service, a participant would receive a lump sum payment of the vested percentage of such participant’s account on the first day of the month following such separation, in this case, January 1, 2014.

(11)                                Based on (i) the number of vested options held by Mr. George at year-end, (ii) the number of Pre-2011 Unvested Awards that would vest within 365 days of his termination and (iii) the portion of the 2011 Granted Awards that would vest pursuant to the forward-vesting terms of his employment agreement upon a termination without cause or for good reason at year-end. See “—Executive Compensation Arrangements—Michael A. George” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(12)                                Represents deferred compensation payable to Mr. Shean based on a one-time deferral election of a portion of his annual cash bonus that was allocable to and paid by Liberty Interactive pursuant to the services agreement. See “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” and “—Nonqualified Deferred Compensation Plans” above for more information.

(13)                                Under the 2006 deferred compensation plan, we do not and Liberty Media does not have an acceleration right to pay out account balances to Mr. Shean upon this type of termination. However, Mr. Shean had the right to file an election at the time of his initial deferral to receive distributions under the 2006 deferred compensation plan upon his separation from service, including under these circumstances.  For purposes of the tabular presentation above, we have assumed that Mr. Shean has elected to receive payout upon a separation from service of all deferred compensation, including interest.

(14)                                The 2006 deferred compensation plan provides Liberty Media’s compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control of Liberty Media and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation above).

Director Compensation

Nonemployee Directors

Director Fees.  Each of our directors who is not an employee of our company is paid an annual fee of $175,000 (which, in 2013, was $169,000) (which we refer to as the director fee), of which $85,000 ($83,000 in 2013) is payable in cash and the balance is payable in restricted shares or options to purchase shares of LINTA or LVNTA. See “—Director Restricted Share Grants” and “—Director Option Grants” below for information on the incentive awards granted in 2013 to the nonemployee directors. We do not offer our directors residing outside of Colorado a fee for attending meetings at our offices in Englewood, Colorado, however we did offer such a fee with respect to meetings in 2013 in the amount of $2,000 per meeting.  The chairman of the audit committee of our board of directors and each other member of that committee is paid an additional annual fee of $30,000. With respect to our executive committee, each nonemployee member thereof receives an additional annual fee of $10,000 for his participation on the committee. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an additional annual fee of $10,000 for his or her participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an additional annual fee of $20,000 for his or her participation on that committee.  The cash portion of the director fees, the meeting fees and the fees for participation on committees are payable quarterly in arrears.

Charitable Contributions. If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plans.  The Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended (the 2002 director plan) and the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended (the 2011 director plan) are administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The 2002 director plan and the 2011 director plan are designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company.  Our board of directors may grant non-qualified stock options, SARs, restricted shares and cash awards or any combination of the foregoing under the 2011 director plan. The 2002 director plan expired according to its terms on December 17, 2012, and as a result no further grants are permitted under this plan

As of March 31, 2014, the maximum number of shares of our common stock with respect to which awards may be issued under the 2011 director plan is 855,000, subject to anti-dilution and other adjustment provisions of the respective plans.  Shares of our common stock issuable pursuant to awards made under the 2011 director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

In 2013, each of our non-employee directors was given a choice of receiving his or her annual equity grant in the form of restricted shares or options.

Director Restricted Share Grants.  Pursuant to our director compensation policy described above and the 2011 director plan, on December 16, 2013, each of Mr. Rapley, Mr. Romrell, Dr. Evan Malone and Ms. Wong were granted 2,558 restricted shares of LINTA and 159 restricted shares of LVNTA and Mr. Gilchrist was granted 159 restricted shares of LVNTA.  These restricted shares will vest on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Option Grants. Pursuant to our director compensation policy described above and the 2011 director plan, on December 16, 2013, each of Messrs. Robison and Gilchrist were granted options to purchase 6,396 shares of LINTA at an exercise price equal to $27.73 and Mr. Robison was granted options to purchase 330 shares of LVNTA at an exercise price equal to $116.91, which, in each case, was the closing price of such stock on the grant date. The per share grant date fair value of these options for each director was $11.4781 with respect to the LINTA options and $53.1256 with respect to the LVNTA options. The options will become exercisable on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be terminated without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. Once vested, the options will remain exercisable until the seventh anniversary of the grant date, or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director.

Director Deferred Compensation Plan. Effective beginning in the fourth quarter of 2013, directors of our company are eligible to participate in the Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (the director deferred compensation plan), pursuant to which eligible directors of our company can elect to defer all or any portion of their annual cash fees that they would otherwise be entitled to receive. The deferral of such annual cash fees shall be effected by a reduction in the quarterly payment of such annual cash fees by the percentage specified in the director’s election. Elections are required to be made in advance of certain deadlines, which generally must be on or before the close of business on December 31 of the year prior to the year to which the director’s election will apply, and elections must include the form of distribution, such as a lump-sum payment or substantially equal installments over a period not to exceed ten years. Compensation deferred under the director deferred compensation plan earned interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

John C. Malone

In connection with the merger of TCI and AT&T in 1999, an employment agreement between John C. Malone and TCI was assigned to our company. In connection with the LMC Split-Off and the LMC Spin-Off, Mr. Malone’s employment agreement (as amended) and his deferred compensation arrangements, as described below, were assumed by Old LMC and later Liberty Media. The term of Mr. Malone’s employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by our compensation committee. Although the “Director Compensation Table” table below reflects the portion of the aggregate incremental cost of Mr. Malone’s personal use of our corporate aircraft attributable to our company, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL, which aggregated $205,831 for use of the aircraft by our company and Old LMC during the year ended December 31, 2013. A portion of the costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, incurred with respect to Mr. Malone were allocated to our company and reimbursed to Liberty Media under the services agreement.

In December 2008, the compensation committee determined to modify Mr. Malone’s employment arrangements to permit Mr. Malone to begin receiving fixed monthly payments in 2009, while he remains employed by our company, in satisfaction of our obligations to him under a 1993 deferred compensation arrangement, a 1982 deferred compensation arrangement and an installment severance plan, in each case, entered into with him by our predecessors (and which had been assumed by our company). At the time of the amendment, the amounts owed to Mr. Malone under these arrangements aggregated approximately $2.4 million, $20 million and $39 million, respectively. As a result of these modifications, Mr. Malone receives 240 equal monthly installments, which commenced February 2009, of: (1) approximately $20,000 under the 1993 deferred compensation arrangement, (2) approximately $237,000 under the 1982 deferred compensation arrangement and (3) approximately $164,000 under the installment severance plan. Interest ceased to accrue under the installment severance plan once these payments began; however, interest continues to accrue on the 1993 deferred compensation arrangement at a rate of 8% per annum and on the 1982 deferred compensation arrangement at a rate of 13% per annum. Following certain termination events, Mr. Malone (or, in the event of Mr. Malone’s death, his beneficiaries) would be entitled to receive the remaining payments under these arrangements, subject to certain conditions. In connection with the LMC Split-Off and the LMC Spin-Off, Old LMC and later Liberty Media assumed all outstanding obligations under these deferred compensation arrangements and the installment severance plan.

Under the terms of Mr. Malone’s employment agreement, he is entitled to receive upon the termination of his employment for any reason (other than for death or “cause”), a lump sum equal to his salary for a period of 5 full years following termination (calculated on the basis of $2,600 per annum, the lump sum severance payment). As described above, in connection with the LMC Split-Off and later the LMC Spin-Off, Liberty Media assumed Mr. Malone’s employment agreement and all outstanding obligations thereunder, and we will reimburse Liberty Media for our allocated portion of any such lump sum severance payments made thereunder.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	All other compensation ($)(4)		Total ($)
John C. Malone	—		—	—	758,299	(5)(6)(7)	758,299
M. Ian G. Gilchrist	151,000		18,589	73,414	—		243,003
Evan D. Malone	89,000		89,522	—	—		178,522
David E. Rapley	143,000		89,522	—	—		232,522
M. LaVoy Robison	113,000		—	90,945	—		203,945
Larry E. Romrell	123,000		89,522	—	—		212,522
Andrea L. Wong	109,000	(8)	89,522	—	1,000	(9)	199,515

(1)                                 Gregory B. Maffei, who is a director of our company and a named executive officer, and John C. Malone, who is a director of our company, received no compensation for serving as directors of our company during 2013. However, we are allocated a portion of the compensation paid to Mr. Malone by Liberty Media. See footnotes (5), (6) and (7) below.

(2)                                 As of December 31, 2013, our directors (other than Mr. Maffei, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	John C. Malone	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	M. LaVoy Robison	Larry E. Romrell	Andrea L. Wong
Options/SARs
LINTA	49,764	16,456	31,090	24,479	40,935	51,977	—
LINTB	432,001	—	—	—	—	—	—
LVNTA	2,470	400	1,552	1,223	2,733	2,596	—
LVNTB	21,867	—	—	—	—	—	—

Restricted Stock
LINTA	—	—	6,448	6,448	—	6,448	6,448
LVNTA	—	159	354	354	—	354	354

(3)                                 The aggregate grant date fair value of the stock options and restricted stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.  For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2013 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2014).

(4)                                 We make available to our directors and personnel tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(5)                                 Includes the amount of Mr. Malone’s base salary of $1,716 and the following amounts, in each case, which were allocated to our company under the services agreement:

Amounts ($)
Reimbursement for personal legal, accounting and tax services	242,557
Compensation related to personal use of corporate aircraft (a)	205,831
Tax payments made on behalf of Mr. Malone	279,205

(a) Calculated based on aggregate incremental cost of such usage to our company.

Also includes miscellaneous personal expenses, such as courier charges.

Prior to the LMC Split-Off, we owned an apartment in New York City which was primarily used for business purposes. The apartment was assigned to Liberty Media in the LMC Split-Off and later the LMC Spin-Off. Mr. Malone makes use of this apartment and a company car and driver for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Malone.

(6)                                 Also includes $16,830 in matching contributions allocated to our company with respect to the Liberty Media 401(k) Savings Plan.

(7)                                 Also includes $5,982 in health insurance premiums allocated to our company for the benefit of Mr. Malone.

(8)                                 Includes $27,750 earned by Ms. Wong during the fourth quarter of 2013 and deferred under the director deferred compensation plan.

(9)                                 Represents $1,000 in a charitable contribution made on behalf of Ms. Wong pursuant to our political action committee matching contribution program.

Compensation Committee Interlocks and Insider Participation

In 2013, the compensation committee of our board of directors consisted of M. Ian G. Gilchrist, David E. Rapley and Andrea L. Wong. No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

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

David E. Rapley

Andrea L. Wong

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of any series of our common stock. All of such information is based on publicly available filings.

The security ownership information is given as of March 31, 2014, and, in the case of percentage ownership information, is based upon (1) 464,806,904 LINTA shares, (2) 28,884,103 LINTB shares, (3) 35,393,384 LVNTA shares and (4) 1,442,689 LVNTB shares, in each case, outstanding on that date, and does not take into account the April 2014 Liberty Ventures stock split. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
John C. Malone	LINTA	2,729,132	(1)	*	36.0
c/o Liberty Interactive Corporation	LINTB	27,689,711	(1)	94.4
12300 Liberty Boulevard	LVNTA	597,190	(1)	1.7
Englewood, CO 80112	LVNTB	1,384,750	(1)	94.6

Macquarie Group Limited No. 1 Martin Place Sydney, New South Wales, Australia	LINTA	31,241,738	(2)	6.7	3.9

FPR Partners, LLC 199 Fremont Street, Suite 2500 San Francisco, CA 94105-2261	LVNTA	2,859,916	(3)	8.1	*

Jana Partners LLC 767 Fifth Avenue, 8th Floor New York, NY 10153	LVNTA	1,938,940	(4)	5.5	*

ClearBridge Advisors, LLC 399 Park Avenue New York, NY 10022	LINTA	27,439,601	(5)	5.9	3.4

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	LINTA	28,417,512	(6)	6.1	3.5

FMR LLC 245 Summer Street Boston, MA 02210	LINTA	27,097,501	(7)	5.8	3.4

* Less than one percent

(1)                                 Information with respect to shares of our common stock beneficially owned by Mr. Malone, our Chairman of the Board, is also set forth in “—Security Ownership of Management.”

(2)                                 Based on Schedule 13G filed jointly by Macquarie Group Limited, Macquarie Bank Limited, Macquarie Investment Management Limited (MIM), Delaware Management Holdings, Inc. and Delaware Management Business Trust (DMB), which states that MIM has sole dispositive and sole voting power over 12,800 shares and DMB has sole dispositive and sole voting power over 31,228,938 shares.

(3)                                 Based on Amendment No. 1 to Schedule 13G, dated February 14, 2014, filed by FPR Partners, LLC (FPR Partners), which states that FPR Partners has sole voting and dispositive power over such shares.

(4)                                 Based on Amendment No. 1 to Schedule 13G, dated February 14, 2014, filed by Jana Partners LLC (Jana Partners), which states that Jana Partners has sole voting and dispositive power over such shares.

(5)                                 Based on Amendment No. 1 to Schedule 13G, dated February 13, 2009, filed by ClearBridge Advisors, LLC (ClearBridge) which states that ClearBridge has sole voting power over 19,600,089 shares and sole dispositive power over 27,439,601 shares.

(6)                                 Based on Amendment No. 1 to Schedule 13G, filed March 9, 2011, filed by BlackRock, Inc. (BlackRock) which states that BlackRock has sole voting power and sole dispositive power over 28,417,512 shares.

(7)                                 Based on Schedule 13G, dated February 14, 2014, filed by FMR LLC (FMR), which states that FMR and Edward C. Johnson 3d, through their control of Fidelity Management & Research Company, a wholly owned subsidiary of FMR, and certain funds have sole voting power over 242,530 shares and sole dispositive power over 27,097,501 shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of (1) each series of our common stock (LINTA, LINTB, LVNTA and LVNTB) and (2) the Common Stock, par value $0.001 per share (TRIP), of our consolidated subsidiary TripAdvisor. None of our directors or named executive officers own shares of TripAdvisor’s Class B Common Stock, par value $0.001 per share (TripAdvisor Class B). The security ownership information with respect to our common stock is given as of March 31, 2014 and does not take into account the April 2014 Liberty Ventures stock split, and, in the case of percentage ownership information, is based upon (1) 464,806,904 LINTA shares, (2) 28,884,103 LINTB shares, (3) 35,393,384 LVNTA shares and (4) 1,442,689 LVNTB shares, in each case, outstanding on that date. The security ownership information with respect to TripAdvisor is given as of March 31, 2014, and, in the case of percentage ownership information, is based on 129,432,796 TRIP shares and 12,799,999 TripAdvisor Class B shares, in each case, outstanding on February 6, 2014. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this Form 10-K/A.  Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2014, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LINTB or LVNTB, though convertible on a one-for-one basis into shares of LINTA or LVNTA, respectively, are reported as beneficial ownership of LINTB or LVNTB only, and not as beneficial ownership of LINTA or LVNTA, respectively. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty Media 401(k) Savings Plan as of March 31, 2014. The shares held by the trustee of the Liberty Media 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LINTA	2,729	(1)(2)(3)(4)(5)	*	36.4
Chairman of the Board	LINTB	27,690	(1)(3)(4)(6)	94.5
	LVNTA	597	(1)(2)(3)(4)(5)	1.7
	LVNTB	1,385	(1)(3)(4)(6)	94.6
	TRIP	—		—	—

Gregory B. Maffei	LINTA	8,633	(2)(3)(7)	1.8	1.1

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)

President, Chief Executive and Director	LINTB	—		—
	LVNTA	456	(2)(3)(7)	1.3
	LVNTB	—		—
	TRIP	7	(8)(9)	*	*

Michael A. George Director; President and Chief Executive Officer, QVC, Inc.	LINTA	2,437	(3)(7)	*	*
	LINTB	—		—
	LVNTA	132	(3)(7)	*
	LVNTB	—		—
	TRIP	—		—	—

M. Ian G. Gilchrist Director	LINTA	5		*	*
	LINTB	—		—
	LVNTA	**	(7)	*
	LVNTB	—		—
	TRIP	—		—	—

Evan D. Malone Director	LINTA	48	(3)(7)	*	*
	LINTB	—		—
	LVNTA	3	(3)(7)	*
	LVNTB	—		—
	TRIP	—		—	—

David E. Rapley Director	LINTA	46	(3)(7)	*	*
	LINTB	—		—
	LVNTA	3	(3)(7)	*
	LVNTB	—		—
	TRIP	—		—	—

M. LaVoy Robison Director	LINTA	31	(3)	*	*
	LINTB	—		—
	LVNTA	3	(3)	*
	LVNTB	—		—
	TRIP	—		—	—

Larry E. Romrell Director	LINTA	70	(3)(7)	*	*
	LINTB	**		*
	LVNTA	4	(3)(7)	*
	LVNTB	**		*
	TRIP	—		—	—

Andrea L. Wong Director	LINTA	18	(7)	*	*
	LINTB	—		—
	LVNTA	**	(7)	*
	LVNTB	—		—
	TRIP	—		—	—

Richard N. Baer Senior Vice President and General Counsel	LINTA	90	(7)	*	*
	LINTB	—		—
	LVNTA	5	(7)	*
	LVNTB	—		—
	TRIP	—		—

Albert E. Rosenthaler Senior Vice President	LINTA	172	(2)(3)(7)	*	*
	LINTB	—		—
	LVNTA	9	(2)(3)(7)	*
	LVNTB	—		—
	TRIP	—		—	—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)

Christopher W. Shean Senior Vice President and Chief Financial Officer	LINTA	231	(2)(7)	*	*
	LINTB	—		—
	LVNTA	42	(2)(3)(7)	*
	LVNTB	—		—
	TRIP	5	(8)	*	*

All directors and executive officers as a group (12 persons)	LINTA	14,511	(1)(2)(3)(4)(5)(7)	3.1	37.6
	LINTB	27,691	(1)(3)(4)(6)	94,5
	LVNTA	1,255	(1)(2)(3)(4)(5)(7)	3.6
	LVNTB	1,385	(1)(3)(4)(6)	94.6
	TRIP	12	(8)(9)	*	*

*                                         Less than one percent

**                                  Less than 1,000 shares

(1)                                 Includes 376,260 LINTA, 852,358 LINTB shares, 39,290 LVNTA shares and 42,617 LVNTB shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)                                 Includes shares held in the Liberty Media 401(k) Savings Plan as follows:

	LINTA	LVNTA
John C. Malone	820	—
Gregory B. Maffei	6,423	288
Albert E. Rosenthaler	13,278	615
Christopher W. Shean	9,465	428
Total	29,986	1,331

(3)                                 Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options and stock appreciation rights exercisable within 60 days after March 31, 2014.

	LINTA	LINTB	LVNTA	LVNTB
John C. Malone	49,764	432,001	2,470	21,867
Gregory B. Maffei	4,752,226	—	228,878	—
Michael A. George	1,505,753	—	74,426	—
Evan D. Malone	31,090	—	1,552	—
David E. Rapley	24,479	—	1,223	—
M. LaVoy Robison	24,479	—	2,003	—
Larry E. Romrell	51,977	—	2,596	—
Albert E. Rosenthaler	6,523	—	307	—
Christopher W. Shean	—	—	24,825	—
Total	6,446,291	432,001	338,280	21,867

(4)                                 Includes 128,500 shares of LINTA, 458,946 shares of LINTB, 14,074 shares of LVNTA and 22,946 shares of LVNTB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(5)                                 Includes (i) 2,172,361 shares of LINTA and 151,163 shares of LVNTA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Malone and (ii) 1,427 shares of LINTA and 390,193 shares of LVNTA pledged to Bank of America (BoA) in connection with a loan facility extended by BoA to Mr. Malone.

(6)                                 In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Mr. Malone and Mr. Malone’s wife.  In connection with the acquisition by AT&T of TCI, TCI assigned to our predecessor its rights under this call agreement.  We have since succeeded to these rights.  As a result, we have the right, under certain circumstances, to acquire LINTB and LVNTB shares owned by the Malones.  The call agreement also prohibits the Malones from disposing of their LINTB and LVNTB shares, except for certain exempt transfers (such as transfers to related parties or public sales of up to an aggregate of 5% of their shares of LINTB or LVNTB after conversion to shares of LINTA or LVNTA) and except for transfers made in compliance with our call rights.

(7)                                 Includes restricted shares, none of which has vested, as follows:

	LINTA	LVNTA
Gregory B. Maffei	1,295,792	73,694
Michael A. George	540,383	39,194
M. Ian G. Gilchrist	—	159
Evan D. Malone	6,448	354
David E. Rapley	6,448	354
Larry E. Romrell	6,448	354
Andrea L. Wong	6,448	354
Richard N. Baer	90,377	4,552
Albert E. Rosenthaler	79,269	5,250
Christopher W. Shean	79,269	5,250
Total	2,110,882	129,515

(8)                                 Includes 4,094 restricted shares of TRIP held by each of Messrs. Maffei and Shean, none of which has vested.

(9)                                 Includes 1,938 shares of TRIP held by the Maffei Foundation, as to which shares Mr. Maffei has disclaimed beneficial ownership.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

The following table sets forth information as of December 31, 2013, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)(1)	rights	in column (a))(1)

Equity compensation plans approved by security holders:
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(2)

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)(1)	rights	in column (a))(1)

LINTA	3,178,912	$11.11
LINTB	432,001	$17.92
LVNTA	44,319	$48.28
LVNTB	21,867	$46.69
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(3)
LINTA	196,592	$13.93
LINTB	—	—
LVNTA	11,380	$32.28
LVNTB	—	—
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(4)
LINTA	4,153,927	$14.25
LINTB	—	—
LVNTA	39,370	$34.09
LVNTB	—	—
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			15,403,926
LINTA	19,092,434	$19.70
LINTB	—	—
LVNTA	870,227	$59.24
LVNTB	—	—
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			793,591
LINTA	32,912	$22.60
LINTB	—	—
LVNTA	1,130	$78.68
LVNTB	—	—
Liberty Interactive Corporation 2012 Incentive Plan, as amended			36,048,202
LINTA	3,951,798	$19.26
LINTB	—	—
LVNTA	—	—
LVNTB	—	—
Equity compensation plans not approved by security holders: None.
Total
LINTA	30,606,575
LINTB	432,001
LVNTA	966,426
LVNTB	21,867
			52,245,719

(1)                                 Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(2)                                 The Liberty Interactive Corporation 2000 Incentive Plan expired on December 6, 2010 and, as a result, no further grants are permitted under this plan.

(3)                                 The Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan expired on December 17, 2012 and, as a result, no further grants are permitted under this plan.

(4)                                 The Liberty Interactive Corporation 2007 Director Incentive Plan expired on June 30, 2012 and, as a result, no further grants are permitted under this plan.

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

Lockerz/Ador

Through a series of previously disclosed investments over the course of a number of years, Gregory B. Maffei, our Chief Executive Officer and a director, and LMC Lockerz, a wholly-owned subsidiary of Liberty Interactive, invested approximately $5.3 million and $17.5 million, respectively, on an aggregate basis, in Lockerz, which was engaged in the business of creating and operating a destination e-commerce, content and community website aimed primarily at teenagers and “Tweens.”  Mr. Maffei’s investments in Lockerz were all made on the same terms as those provided to LMC Lockerz.  In October 2013, Lockerz underwent a rebranding and recapitalization to become Ador, Inc., which is engaged in the online fashion marketplace business. In the recapitalization, all Series A, B and C equity in Lockerz was reduced to approximately 0%, and holders of Lockerz’ unsecured subordinated promissory notes received approximately 30% of the equity of Ador with LMC Lockerz and Mr. Maffei receiving 14.2% and 5.4%, respectively. A first round of financing in the amount of $700,000, of which $350,000 was paid by LMC Lockerz and Mr. Maffei on a pro rata basis, through the issuance of shares of Ador’s Series 1 preferred stock resulted in the issuance of 10% of the equity of Ador, with LMC Lockerz and Mr. Maffei receiving 3.6% and 1.4%, respectively. Following the initial closing of this first round of financing and certain other restructuring events (but prior to the issuance of any employee options), LMC Lockerz and Mr. Maffei held approximately 44.48% and 16.69% of the equity of Ador, respectively. In December 2013, certain assets of Ador were sold to LightInTheBox Holding Co., Ltd.  As a result of the sale, payments of approximately $444,000 and $169,000 were made to LMC Lockerz and Mr. Maffei, respectively, pro rata in proportion to their respective ownership interests in Ador.  LMC Lockerz and Mr. Maffei are to receive additional payments of approximately $222,000 and $84,500, respectively, in December 2014 and December 2015, subject to former key Ador employees remaining employed by LightInTheBox Holding Co. and offsets for indemnification claims.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2013 and 2012 and fees billed for other services rendered by KPMG LLP:

	2013	2012
Audit fees	$5,457,000	3,713,000
Audit related fees(1)	539,000	690,000

Audit and audit related fees	5,996,000	4,403,000
Tax fees(2)	851,000	1,317,000

Total fees	$6,847,000	5,720,000

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•                  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•                  audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

•                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

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

All services provided by our independent auditor during 2013 were approved in accordance with the terms of the policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(b)           Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Dated:	April 30, 2014	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

*                                         Filed herewith.