Form 10-Q
period 2014-03-31
Liberty Interactive Corp
filed 2014-05-08
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of April 30, 2014 was:

	Series A	Series B
Liberty Interactive common stock	461,939,684	28,880,870
Liberty Ventures common stock	70,799,973	2,885,538

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2014	December 31, 2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,484	1,256
Trade and other receivables, net of allowance for doubtful accounts of $88 million and $89 million	1,040	1,274
Inventory, net	1,213	1,135
Short term marketable securities (note 5)	682	543
Other current assets	110	218
Total current assets	4,529	4,426
Investments in available-for-sale securities and other cost investments (note 6)	1,470	1,501
Investments in affiliates, accounted for using the equity method (note 7)	1,244	1,237
Property and equipment, at cost	2,329	2,256
Accumulated depreciation	(1,057)	(1,009)
	1,272	1,247
Intangible assets not subject to amortization (note 8):
Goodwill	9,338	9,332
Trademarks	4,345	4,343
	13,683	13,675
Intangible assets subject to amortization, net (note 8)	2,352	2,492
Other assets, at cost, net of accumulated amortization	112	98
Total assets	$24,662	24,676

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	March 31, 2014	December 31, 2013
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$724	660
Accrued liabilities	746	998
Current portion of debt (note 9)	983	978
Deferred income tax liabilities	897	925
Other current liabilities	236	195
Total current liabilities	3,586	3,756
Long-term debt, including $2,365 million and $2,355 million measured at fair value (note 9)	6,608	6,406
Deferred income tax liabilities	2,831	2,844
Other liabilities	271	235
Total liabilities	13,296	13,241
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 464,806,904 shares at March 31, 2014 and 471,625,030 shares at December 31, 2013	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,884,103 shares at March 31, 2014 and 28,884,103 shares at December 31, 2013	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 70,786,768 shares at March 31, 2014 and 70,761,208 shares at December 31, 2013	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,885,378 shares at March 31, 2014 and 2,885,378 shares at December 31, 2013	—	—
Additional paid-in capital	948	1,146
Accumulated other comprehensive earnings (loss), net of taxes	112	99
Retained earnings	5,767	5,685
Total stockholders' equity	6,833	6,936
Noncontrolling interests in equity of subsidiaries	4,533	4,499
Total equity	11,366	11,435
Commitments and contingencies (note 11)
Total liabilities and equity	$24,662	24,676

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions
Revenue:
Net retail sales	$2,447	2,434
Other revenue	281	230
Total revenue	2,728	2,664
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,566	1,553
Operating, including stock-based compensation (note 3)	265	244
Selling, general and administrative, including stock-based compensation (note 3)	389	366
Depreciation and amortization	232	230
	2,452	2,393
Operating income	276	271
Other income (expense):
Interest expense	(99)	(111)
Share of earnings (losses) of affiliates, net (note 7)	(2)	(11)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(25)	(73)
Other, net	8	(38)
	(118)	(233)
Earnings (loss) before income taxes	158	38
Income tax (expense) benefit	(48)	15
Net earnings (loss)	110	53
Less net earnings (loss) attributable to the noncontrolling interests	28	26
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$82	27

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$110	95
Liberty Ventures common stock	(28)	(68)
	$82	27

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive common stock	$0.22	0.18
Series A and Series B Liberty Ventures common stock	$(0.38)	(0.94)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive common stock	$0.22	0.18
Series A and Series B Liberty Ventures common stock	$(0.38)	(0.94)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended March 31,
	2014	2013

Net earnings (loss)	$110	53
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	25	(97)
Other comprehensive earnings (loss)	25	(97)
Comprehensive earnings (loss)	135	(44)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	40	11
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$95	(55)

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$123	10
Liberty Ventures common stock	(28)	(65)
	$95	(55)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$110	53
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	232	230
Stock-based compensation	42	42
Cash payments for stock-based compensation	(4)	(3)
Excess tax benefit from stock-based compensation	(19)	(3)
Share of (earnings) losses of affiliates, net	2	11
Cash receipts from returns on equity investments	10	7
Realized and unrealized (gains) losses on financial instruments, net	25	73
Deferred income tax expense (benefit)	(47)	(219)
Other, net	1	11
Changes in operating assets and liabilities
Current and other assets	145	206
Payables and other liabilities	29	(308)
Net cash provided (used) by operating activities	526	100
Cash flows from investing activities:
Cash proceeds from dispositions of investments	25	37
Investments in and loans to cost and equity investees	(18)	(38)
Capital expended for property and equipment	(88)	(59)
Purchases of short term and other marketable securities	(310)	(707)
Sales of short term and other marketable securities	165	49
Other investing activities, net	(8)	(36)
Net cash provided (used) by investing activities	(234)	(754)
Cash flows from financing activities:
Borrowings of debt	1,553	1,387
Repayments of debt	(1,362)	(1,703)
Repurchases of Liberty Interactive common stock	(213)	(252)
Minimum withholding taxes on net settlements of stock-based compensation	(26)	(11)
Excess tax benefit from stock-based compensation	19	3
Other financing activities, net	(35)	(37)
Net cash provided (used) by financing activities	(64)	(613)
Effect of foreign currency exchange rates on cash	—	(23)
Net increase (decrease) in cash and cash equivalents	228	(1,290)
Cash and cash equivalents at beginning of period	1,256	2,660
Cash and cash equivalents at end of period	$1,484	1,370

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2014

	Stockholders' Equity

		Liberty Interactive		Liberty Ventures
							Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred Stock	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained Earnings		Total equity
	amounts in millions
Balance at January 1, 2014	$—	5	—	1	—	1,146	99	5,685	4,499	11,435
Net earnings (loss)	—	—	—	—	—	—	—	82	28	110
Other comprehensive earnings (loss)	—	—	—	—	—	—	13	—	12	25
Stock-based compensation	—	—	—	—	—	25	—	—	14	39
Issuance of common stock upon exercise of stock options	—	—	—	—	—	2	—	—	—	2
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(213)	—	—	—	(213)
Shares issued by subsidiary	—	—	—	—	—	(5)	—	—	5	—
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(26)	—	—	—	(26)
Excess tax benefit from stock-based compensation	—	—	—	—	—	19	—	—	—	19
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2014	$—	5	—	1	—	948	112	5,767	4,533	11,366

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
The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Liberty has entered into certain agreements with Liberty Media Corporation ("LMC"), a separate publicly traded company, neither of which has any stock ownership, beneficial or otherwise, in the other, in order to govern relationships between the companies. These agreements include a Reorganization Agreement, Services Agreement, Facilities Sharing Agreement and Tax Sharing Agreement.
The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $4 million were reimbursable to LMC for the three months ended March 31, 2014 and 2013, respectively. The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Starz and other agreements related to tax matters.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On October 10, 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize its Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. The Digital Commerce Group would have attributed to it Liberty's subsidiaries Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub and the Evite.com business, which is currently a part of Liberty's subsidiary Celebrate Interactive Holdings, LLC ("Celebrate"), along with cash and certain liabilities. The QVC Group, which is currently known as the Interactive Group, would have attributed to it Liberty’s subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities. Management continues to review the proposed recapitalization and no assurance can be given as to when or if the transaction will be completed.

Additionally, on October 10, 2013, Liberty announced that its board has also authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of a newly formed company called Liberty TripAdvisor Holdings, Inc. (“Trip Holdings”). Trip Holdings would be comprised of, among other things, Liberty’s 22% economic and 57% voting interest in TripAdvisor, as well as Liberty’s Celebrate retail business, which is currently a part of Liberty's subsidiary Celebrate, and an anticipated initial corporate level net debt balance of $350 million.

(2)   Tracking Stocks
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of TripAdvisor, a consolidated subsidiary, and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $802 million (at March 31, 2014). The Ventures Group also has attributed to it certain liabilities related to our corporate indebtedness (see note 9) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on video and e-commerce operating businesses and has attributed to it the remainder of Liberty's businesses and assets, including operating subsidiaries QVC, Inc. ("QVC"), Provide, Backcountry, Bodybuilding, Celebrate and CommerceHub as well as interests in HSN, Inc., and cash and cash equivalents of approximately $682 million (at March 31, 2014), which includes subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as certain liabilities related to our corporate indebtedness (see note 9) and certain deferred tax liabilities.
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
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to TripAdvisor as discussed below:

	Three months ended March 31,
	2014	2013
	(amounts in millions)
Operating expense	$7	8
Selling, general and administrative expense	35	34
	$42	42
During the three months ended March 31, 2014, Liberty granted, primarily to QVC employees, 1.8 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $12.06 per share and vest semi-annually over the 4 year vesting period.
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

	Liberty Interactive
	Series A (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Outstanding at January 1, 2014	30,607	$17.98
Granted	1,810	$29.21
Exercised	(1,522)	$14.91
Forfeited/Cancelled	(88)	$20.30
Outstanding at March 31, 2014	30,807	$18.78	5.1 years	$312
Exercisable at March 31, 2014	13,700	$16.69	4.4 years	$167

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liberty Ventures
	Series A (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Outstanding at January 1, 2014	1,932	$28.71
Granted	1	$73.05
Exercised	(80)	$25.94
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2014	1,853	$28.84	4.9 years	$67
Exercisable at March 31, 2014	913	$27.91	4.6 years	$34
There was no activity during the period for the outstanding Series B awards.
As of March 31, 2014, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $146 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.
TripAdvisor - Stock-based Compensation
TripAdvisor has outstanding options and restricted stock which are exercisable into their common stock. During the three months ended March 31, 2014, TripAdvisor issued approximately 477 thousand of primarily service based stock options under their 2011 Incentive Plan with a weighted average exercise price per option of $96.62 and a weighted average estimated grant-date fair value per option of $47.36. Approximately 599 thousand equity awards were exercised during the period at a weighted average exercise price of $34.63. As of March 31, 2014, TripAdvisor has 9.3 million options outstanding of which 4.2 million are exercisable with weighted average exercise prices of $43.40 and $31.54, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $440 million and $247 million, respectively. TripAdvisor stock-based compensation for the three months ended March 31, 2014 and 2013 was approximately $17 million and $17 million, respectively. As of March 31, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $110 million and will be recognized over a weighted average period of approximately 3.2 years.
Additionally, during the three months ended March 31, 2014, TripAdvisor granted approximately 460 thousand service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As of March 31, 2014, the total unrecognized compensation cost related to 1.3 million unvested TripAdvisor RSUs was approximately $62 million and will be recognized over a weighted average period of approximately 3.4 years.
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
Series A and Series B Liberty Interactive Common Stock
Excluded from diluted EPS, for the three months ended March 31, 2014, are 2 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended March 31, 2014	Three months ended March 31, 2013
	number of shares in millions
Basic EPS	494	535
Potentially dilutive shares	10	7
Diluted EPS	504	542
Series A and Series B Liberty Ventures Common Stock
As discussed in note 10, Liberty completed a two for one stock split on April 11, 2014 therefore all prior period outstanding share amounts have been retroactively adjusted for comparability. Excluded from diluted EPS, for the three months ended March 31, 2014, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended March 31, 2014	Three months ended March 31, 2013
	number of shares in millions
Basic EPS	73	72
Potentially dilutive shares	1	—
Diluted EPS	74	72

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
The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at March 31, 2014			Fair Value Measurements at December 31, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$1,055	1,055	—	918	$918	$—
Short term marketable securities	$682	95	587	543	$62	$481
Available-for-sale securities	$1,466	1,037	429	1,497	$1,047	$450
Debt	$2,365	—	2,365	2,355	$—	$2,355
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2014	2013
	amounts in millions
Fair Value Option Securities	$(10)	224
Exchangeable senior debentures	(15)	(310)
Other financial instruments	—	13
	$(25)	(73)

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
Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	March 31, 2014	December 31, 2013
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	4	4
Ventures Group
Time Warner Inc.	287	306
Time Warner Cable Inc.	750	741
TripAdvisor AFS securities	284	188
Other AFS investments	145	262
Total attributed Ventures Group	1,466	1,497
Consolidated Liberty	$1,470	1,501

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at March 31, 2014 and the carrying amount at December 31, 2013:

	March 31, 2014			December 31, 2013
	Percentage ownership	Fair value (Level 1)	Carrying amount	Carrying amount
		dollars in millions
Interactive Group
HSN, Inc.	38%	$1,196	$311	293
Other	various	NA	51	50
Total Interactive Group			362	343
Ventures Group
Expedia, Inc.	18%	1,673	467	477
Other	various	NA	415	417
Total Ventures Group			882	894
Consolidated Liberty			$1,244	1,237
The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2014	2013
	amounts in millions
Interactive Group
HSN, Inc.	$22	20
Other	(1)	(4)
Total Interactive Group	21	16
Ventures Group
Expedia, Inc.	(6)	(20)
Other	(17)	(7)
Total Ventures Group	(23)	(27)
Consolidated Liberty	$(2)	(11)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2014	$5,312	560	3,460	9,332
Foreign currency translation adjustments	10	—	—	10
Other	—	(4)	—	(4)
Balance at March 31, 2014	$5,322	556	3,460	9,338
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $190 million and $192 million for the three months ended March 31, 2014 and 2013, respectively. Based on its amortizable intangible assets as of March 31, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2014	$561
2015	$665
2016	$550
2017	$374
2018	$80

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at March 31, 2014	Carrying value
		March 31, 2014	December 31, 2013
	amounts in millions
Interactive Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	400	422	423
Subsidiary level notes and facilities
QVC 7.5% Senior Secured Notes due 2019	769	761	761
QVC 3.125% Senior Secured Notes due 2019	400	399	—
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	—
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	124	124	922
Other subsidiary debt	145	145	141
Total Interactive Group	$5,279	5,287	5,083
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$439	284	284
3.75% Exchangeable Senior Debentures due 2030	438	276	270
3.5% Exchangeable Senior Debentures due 2031	359	316	316
0.75% Exchangeable Senior Debentures due 2043	850	1,067	1,062
Subsidiary level facilities
TripAdvisor Debt Facilities	361	361	369
Total Ventures Group debt	$2,447	2,304	2,301
Total consolidated Liberty debt	$7,726	7,591	7,384
Less current classification		(983)	(978)
Total long-term debt		$6,608	6,406
QVC Senior Secured Notes
On March 18, 2014, QVC, Inc. ("QVC"), an indirect wholly-owned subsidiary of Liberty Interactive Corporation, issued $400 million principal amount of new 3.125% senior secured notes due 2019 at an issue price of 99.828% and $600 million principal amount of new 4.85% senior secured notes due 2024 at an issue price of 99.927% (collectively, the “Notes”). The Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness. The net proceeds from the offering was used to repay indebtedness

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

under QVC’s senior secured credit facility and for working capital and other general corporate purposes. QVC was in compliance with all of its debt covenants related to its outstanding senior secured notes at March 31, 2014.
QVC Bank Credit Facilities
The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.9% at March 31, 2014. Availability under the QVC Amended and Restated Credit Agreement at March 31, 2014 was $1,876 million. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at March 31, 2014.
Exchangeable Senior Debentures
Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. Liberty will review the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. As of March 31, 2014 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current.
Other Subsidiary Debt
Other subsidiary debt at March 31, 2014 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2014 are as follows (amounts in millions):

Senior debentures	$869
QVC senior secured notes	$3,946
Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2014.
(10) Stockholders' Equity
As of March 31, 2014, Liberty reserved for issuance upon exercise of outstanding stock options approximately 30.8 million shares of Series A Liberty Interactive common stock, 432 thousand shares of Series B Liberty Interactive common stock, 1.9 million shares of Series A Liberty Ventures common stock and 44 thousand shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of March 31, 2014, no shares of any Series C Liberty Interactive or Liberty Ventures common stock were issued or outstanding.
On February 27, 2014, Liberty's board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, effected by means of a dividend. The stock split was done in order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock. In the stock split, a dividend was paid on April 11, 2014 of one share of Series A or Series B Liberty Ventures common stock to holders of each share of Series A or Series B Liberty Ventures common

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014. Due to the Liberty Ventures common stock split being completed prior to the issuance of these financial statements the stock split was recorded retroactively for all periods presented.

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
For the three months ended March 31, 2014, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2013.
Performance Measures

	Three months ended March 31,
	2014		2013
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$1,986	412	1,974	404
E-commerce	461	23	460	39
Corporate and other	—	(4)	—	(6)
Total Interactive Group	2,447	431	2,434	437
Ventures Group
TripAdvisor, Inc.	281	122	230	109
Corporate and other	—	(3)	—	(3)
Total Ventures Group	281	119	230	106
Consolidated Liberty	$2,728	550	2,664	543

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Information

	March 31, 2014
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$12,898	51	29
E-commerce	1,212	—	12
Corporate and other	470	311	—
Total Interactive Group	14,580	362	41
Ventures Group
TripAdvisor	7,151	—	47
Corporate and other	3,090	882	—
Total Ventures Group	10,241	882	47
Inter-group eliminations	(159)	—	—
Consolidated Liberty	$24,662	1,244	88
The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$550	543
Stock-based compensation	(42)	(42)
Depreciation and amortization	(232)	(230)
Interest expense	(99)	(111)
Share of earnings (loss) of affiliates, net	(2)	(11)
Realized and unrealized gains (losses) on financial instruments, net	(25)	(73)
Other, net	8	(38)
Earnings (loss) before income taxes	$158	38

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

•	rapid technological changes;

•	failure to protect the security of personal information about our customers, subjecting us to costly government enforcement actions or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

•	fluctuations in foreign currency exchange rates and political unrest in international markets.

For additional risk factors, please see Part I, Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2013.
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $802 million (at March 31, 2014). The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide, Backcountry, Bodybuilding, Celebrate and CommerceHub as well as our interest in HSN, Inc. and cash and cash equivalents of approximately $682 million (at March 31, 2014), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities.

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
Operating Results

	Three months ended March 31,
	2014	2013
	amounts in millions
Revenue
Interactive Group
QVC	$1,986	1,974
E-commerce	461	460
Total Interactive Group	2,447	2,434
Ventures Group
TripAdvisor	281	230
Total Ventures Group	281	230
Consolidated Liberty	$2,728	2,664

Adjusted OIBDA
Interactive Group
QVC	$412	404
E-commerce	23	39
Corporate and other	(4)	(6)
Total Interactive Group	431	437
Ventures Group
TripAdvisor	122	109
Corporate and other	(3)	(3)
Total Ventures Group	119	106
Consolidated Liberty	$550	543

Operating Income (Loss)
Interactive Group
QVC	$260	260
E-commerce	(1)	19
Corporate and other	(15)	(19)
Total Interactive Group	244	260
Ventures Group
TripAdvisor	36	15
Corporate and other	(4)	(4)
Total Ventures Group	32	11
Consolidated Liberty	$276	271
Revenue.    Our consolidated revenue increased 2.4% or $64 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. The three month increase was primarily due to the increased revenue at TripAdvisor ($51 million), increased revenue at QVC ($12 million) and the E-commerce companies ($1 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
Consolidated Adjusted OIBDA increased 1.3% or $7 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. The overall Adjusted OIBDA growth for the three months ended March 31, 2014 was primarily due to the increased operating results at TripAdvisor of $13 million and increased QVC results of $8 million. These increases were partially offset by a decline in the E-commerce results of $16 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $42 million of stock-based compensation expense for each of the three month periods ended March 31, 2014 and 2013.
As of March 31, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $146 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years. Additionally, as of March 31, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $110 million and will be recognized over a weighted average period of approximately 3.2 years.
Operating income.    Our consolidated operating income increased 1.8% or $5 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. The overall increase in operating income for the three months ended March 31, 2014 was due to the increased results at TripAdvisor of $21 million, a portion of which was due to reduced amortization of intangibles from purchase accounting during the period, and Corporate and other of $4 million, partially offset by the decline in operating income at the E-commerce companies of $20 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense
Components of Other income (expense) are presented in the table below.

	Three months ended March 31,
	2014	2013
	amounts in millions
Interest expense
Interactive Group	$(77)	(84)
Ventures Group	(22)	(27)
Consolidated Liberty	(99)	(111)

Share of earnings (losses) of affiliates
Interactive Group	21	16
Ventures Group	(23)	(27)
Consolidated Liberty	(2)	(11)

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	1	13
Ventures Group	(26)	(86)
Consolidated Liberty	(25)	(73)

Other, net
Interactive Group	1	(40)
Ventures Group	7	2
Consolidated Liberty	8	(38)

Consolidated Liberty other income (expense)	$(118)	(233)
Interest expense.    Interest expense decreased for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. The decrease in the Interactive Group interest expense is attributable to the retirement of the 5.7% Senior Notes due May 2013 and the QVC 7.125% Senior Secured Notes due 2017 during 2013. The decrease in the Ventures Group interest expense is attributable to the retirement of the 3.125% exchangeable senior debentures due 2023 during 2013 and lower average borrowings on the other exchangeable senior debentures during the current year as compared to the corresponding periods in the prior year. Additionally, TripAdvisor had lower average borrowings on its debt facilities during the current year as compared to the corresponding period in the prior year.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2014	2013
	amounts in millions
Interactive Group
HSN, Inc.	$22	20
Other	(1)	(4)
Total Interactive Group	21	16
Ventures Group
Expedia, Inc.	(6)	(20)
Other	(17)	(7)
Total Ventures Group	(23)	(27)
Consolidated Liberty	$(2)	(11)

The share of loss in the other category of the Ventures Group, in both periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and because we account for these investments as equity method affiliates we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2014	2013
	amounts in millions
Fair Value Option Securities	$(10)	224
Exchangeable senior debentures	(15)	(310)
Other derivatives	—	13
	$(25)	(73)

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

Income taxes.    We had an income tax expense of $48 million and an income tax benefit of $15 million for the three months ended March 31, 2014 and 2013, respectively. Income tax amounts were lower than the U.S. statutory tax rate of 35%, in both periods, primarily due to tax credits and favorable tax attributes generated by our alternative energy investments and earnings in foreign jurisdictions subject to tax rates lower than the U.S. statutory tax rate.
Net earnings.    We had net earnings of $110 million and $53 million for the three month periods ended March 31, 2014 and 2013, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
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
As of March 31, 2014, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of March 31, 2014, Liberty's liquidity position consisted of the following:

	Cash and Cash Equivalents	Marketable securities	Fair Value Option AFS Securities
	amounts in millions
QVC	$558	—	—
E-commerce	57	—	—
Corporate and other	67	—	—
Total Interactive Group	682	—	—
TripAdvisor	319	142	284
Corporate and other	483	540	1,182
Total Ventures Group	802	682	1,466
Total Liberty	$1,484	682	1,466
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, we have borrowing capacity of $1,876 million under the QVC credit facility at March 31, 2014. The Company has a controlling interest in TripAdvisor which has significant operating cash flows, although due to TripAdvisor being a separate public company and the significant noncontrolling interest, we do not have ready access to such cash flows. As of March 31, 2014, TripAdvisor and QVC had approximately $231 million and $284 million, respectively, of cash and cash equivalents held in foreign subsidiaries.
Additionally, our operating businesses have provided, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended March 31,
	2014	2013
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$526	100
Net cash provided (used) by investing activities	$(234)	(754)
Net cash provided (used) by financing activities	$(64)	(613)
During the three months ended March 31, 2014, Liberty's primary uses of cash were $1,362 million of repayments on outstanding debt, repurchases of Series A Liberty Interactive common stock of $213 million, and net purchases of short term and other marketable securities of $145 million. These activities were funded primarily from borrowings of $1,553 million, cash from the sale of investments of $25 million, cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the continued capital improvement spending of approximately $230 million in capital expenditures for the remainder of the year, approximately $250 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 2.9 million shares of Series A Liberty Interactive common stock for approximately $85 million through April 30, 2014) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses
QVC. QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours per day, QVC-Germany distributes its program 24 hours per day with 17 hours of live programming and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
QVC also has a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), with a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.
QVC's operating results were as follows:

	Three months ended March 31,
	2014	2013
	amounts in millions
Net revenue	$1,986	1,974
Costs of goods sold	1,256	1,252
Gross profit	730	722
Operating expenses:
Operating	178	173
SG&A expenses (excluding stock-based compensation)	140	145
Adjusted OIBDA	412	404
Stock-based compensation	8	10
Depreciation	33	30
Amortization of intangible assets	111	104
Operating income	$260	260

Net revenue was generated in the following geographical areas:

	Three months ended March 31,
	2014	2013
	amounts in millions
QVC-U.S.	$1,305	1,297
QVC-Japan	234	256
QVC-Germany	250	250
QVC-U.K.	165	140
QVC-Italy	32	31
Consolidated QVC	$1,986	1,974

QVC's consolidated net revenue increased 0.6% for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. The increase in net revenue was primarily comprised of $24 million due to a 1.1% increase in consolidated average selling price per unit ("ASP") and a decrease in estimated product returns in Germany of $12 million. These amounts were partially offset by a $20 million increase in estimated product returns in the U.S. The decrease in estimated product returns in Germany was primarily due to changes in prior period estimates based on actual experience, and to a lesser extent, lower rates in all categories except electronics. The increase in the

U.S. was primarily due to higher rates in electronics, home and accessories. Consolidated returns as a percent of gross product revenue was 20.1% compared to 19.9% in the prior year as a result of the above mentioned factors. Additionally, net revenue was negatively impacted by $6 million in unfavorable foreign currency rates due to declines in the value of the Japanese Yen, which was partially offset by favorable foreign currency rates in the other markets.
During the three months ended March 31, 2014 and 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended March 31, 2014
	U.S. Dollars	Local currency
QVC-U.S.	0.6%	0.6%
QVC-Japan	(8.6)%	1.6%
QVC-Germany	—%	(3.9)%
QVC-U.K.	17.9%	10.3%
QVC-Italy	3.2%	2.5%

QVC-U.S. net revenue growth was primarily due to a 1.2% increase in units shipped and a 0.6% increase in ASP, partially offset by the increase in estimated product returns as discussed in the above paragraph. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-Japan's shipped sales in local currency improved primarily in the jewelry, home and beauty categories, partially offset by declines in accessories. QVC-Germany's shipped sales in local currency declined in all categories, partially offset by a decrease in estimated product returns as discussed in the above paragraph. QVC-U.K.'s shipped sales growth in local currency was primarily the result of increased sales in the home, beauty and accessories categories. QVC-Italy's shipped sales in local currency improved primarily in the beauty and accessories categories, partially offset by declines in home.
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

QVC's gross profit percentage was 36.8% and 36.6% for the three months ended March 31, 2014 and 2013, respectively. The increase in gross profit percentage was primarily due to higher product margins in the U.S. and the U.K.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $5 million or 2.9% for the three months ended March 31, 2014. The increase was primarily due to a $3 million increase in commissions expense as a result of higher programming distribution expenses in Japan.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased $5 million, and as a percent of net revenue, from 7.3% to 7.0% for the three months ended March 31, 2014 due to a variety of factors. The variance was primarily due to a $9 million decrease in personnel expenses due to a decrease in U.S. bonus expense and a prior year personnel tax accrual in Germany. This amount was offset by an increase of $5 million in U.S. marketing expenses primarily as a result of online campaigns.

Depreciation and amortization consisted of the following:

	Three months ended March 31, 2014
	2014	2013
	amounts in millions
Affiliate agreements	$38	38
Customer relationships	43	43
Acquisition related amortization	81	81
Property and equipment	33	30
Software amortization	21	19
Channel placement amortization and related expenses	9	4
Total depreciation and amortization	$144	134

TripAdvisor, Inc. Our economic ownership interest in TripAdvisor is 22% but Liberty's results include the consolidation of TripAdvisor's entire operations with 78% of TripAdvisor's net income (loss), including purchase accounting adjustments, being attributed to the noncontrolling interest in such line item in the condensed consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor's stand alone results promotes a better understanding of overall results of their business. TripAdvisor's revenue, Adjusted OIBDA and operating income on a standalone basis for the three months ended March 31, 2014 and 2013 were as follows (see tables below for a reconciliation of TripAdvisor's standalone results to those amounts reported by Liberty):

	Three months ended March 31,
	2014	2013
	amounts in millions
Revenue	$281	230
Operating expense	40	26
SG&A	119	95
Adjusted OIBDA	122	109
Stock-based compensation	14	14
Depreciation and amortization	12	7
Operating income (loss) as reported by TripAdvisor	$96	88

Revenue
Revenue increased $51 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $28 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers, which refers to users who view a listing of hotels in a city or visitors who view a specific hotel page as tracked by TripAdvisor, of 14% and an increase in revenue per hotel shopper of 1% for the three months ended March 31, 2014. Display-based advertising increased by $7 million during the three months ended March 31, 2014, primarily as a result of a 30% increase in the number of impressions sold due to increased sales productivity coupled with TripAdvisor's Delayed Ad Call product and worldwide growth particularly in emerging markets when compared to the same period in 2013, partially offset by a 1% decrease in pricing for the three months ended March 31, 2014. Subscription, transaction and other revenue increased by $16 million during the three months ended March 31, 2014, primarily due to growth in TripAdvisor's Business Listings and Vacation Rentals products.

Adjusted OIBDA
Operating expense
The most significant driver of operating expense is technology and content costs which increased $9 million or 31% during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features and additional personnel costs related to employees acquired through recent business acquisitions.

Selling, general and administrative
Direct sales and marketing costs increased $13 million or 25% during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to increased search engine marketing costs and other traffic acquisition costs, partially offset by a decrease in spending in social media and brand advertising costs. Personnel and overhead costs increased $9 million or 32% during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to an increase in headcount to support business growth, including international expansion and employees acquired through recent business acquisitions.

General and administrative costs increased $3 million or 13% during the three months ended March 31, 2014, when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth.

Operating Income (Loss)
Operating income was impacted by the above explanations impacting Adjusted OIBDA in addition to an increase in the depreciation on property and equipment and amortization of intangible assets, acquired in recent acquisitions, during the three months ended March 31, 2014, on a standalone basis as compared to the corresponding period in the prior year. The increase in operating income on a consolidated basis (as reconciled below) was the result of a decrease in amortization associated with purchase accounting adjustments due the anticipated utilization of such intangibles acquired.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor to the results reported by Liberty (amounts in millions):

	Three months ended March 31, 2014
	As Reported By	Purchase Accounting	As Reported
	TripAdvisor	Adjustments	By Liberty
Revenue	$281	—	281
Operating expense	40	—	40
SG&A	119	—	119
Adjusted OIBDA	122	—	122
Stock-based compensation	14	3	17
Depreciation and amortization	12	57	69
Operating income (loss)	$96	(60)	36

	Three months ended March 31, 2013
	As Reported By	Purchase Accounting	As Reported
	TripAdvisor	Adjustments	By Liberty
Revenue	$230	—	230
Operating expense	26	—	26
SG&A	95	—	95
Adjusted OIBDA	109	—	109
Stock-based compensation	14	3	17
Depreciation and amortization	7	70	77
Operating income (loss)	$88	(73)	15

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
Revenue was flat for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. Certain operational issues primarily delivery issues as a result of inclement weather around Valentine's Day contributed to a decrease in revenue for the current period related to the Provide business. Backcountry and Bodybuilding both had lower than anticipated revenue growth due to sluggish first quarter demand for their products and lower average order value.
Adjusted OIBDA for the E-commerce businesses decreased $16 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year, representing 5.0% of revenue for the three months ended March 31, 2014, as compared to 8.5% for the three months ended March 31, 2013. The decrease in Adjusted OIBDA as a percentage of revenue for the three months ended March 31, 2014, as compared to the corresponding period in the prior year, was due to increased technology and personnel costs at these subsidiaries to support anticipated revenue growth which did not materialize in the first quarter, slightly lower product margins, somewhat due to increased packaging costs, during the period and increased marketing spend in the first quarter that did not yield anticipated sales.
Operating income decreased $20 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year. The decrease in operating income was primarily attributable to the items discussed above as well as higher stock based compensation during the period and slightly higher amortization and depreciation.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$124	1.9%	$3,895	5.5%
Corporate and other	$56	2.5%	$1,204	5.9%
Liberty Ventures
TripAdvisor	$361	2.0%	$—	—%
Corporate and other	$—	—%	$2,086	2.5%

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
At March 31, 2014, the fair value of our AFS equity securities was $1,470 million. Had the market price of such securities been 10% lower at March 31, 2014, the aggregate value of such securities would have been $147 million lower. Our investments in Expedia and HSN, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $2,869 million at March 31, 2014 and had the market price of such securities been 10% lower at March 31, 2014, the aggregate value of such securities would have been $287 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and increases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.
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
Item 4.Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012. On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock. Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock.
A summary of the repurchase activity for the three months ended March 31, 2014 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2014	2,580,792	$28.42	2,580,792	$97 million
February 1 - 28, 2014	2,294,838	$27.22	2,294,838	$1,034 million
March 1- 31, 2014	2,645,304	$29.02	2,645,304	$957 million
Total	7,520,934		7,520,934

In addition to the shares listed in the table above, 109,719 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2014.

Item 6.	Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 001-33982) as filed on February 28, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
______________________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: May 8, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 8, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 001-33982) as filed on February 28, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
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