Form 10-Q
period 2014-06-30
Liberty Interactive Corp
filed 2014-08-05
CIK 1355096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Interactive Corporation's common stock as of July 31, 2014 was:

	Series A	Series B
Liberty Interactive common stock	452,664,871	28,880,770
Liberty Ventures common stock	70,799,569	2,885,370

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2014	December 31, 2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,833	1,256
Trade and other receivables, net of allowance for doubtful accounts of $93 million and $89 million	973	1,274
Inventory, net	1,181	1,135
Short term marketable securities (note 5)	657	543
Other current assets	113	218
Total current assets	4,757	4,426
Investments in available-for-sale securities and other cost investments (note 6)	1,275	1,501
Investments in affiliates, accounted for using the equity method (note 7)	1,236	1,237
Property and equipment, at cost	2,374	2,256
Accumulated depreciation	(1,098)	(1,009)
	1,276	1,247
Intangible assets not subject to amortization (note 8):
Goodwill	9,439	9,332
Trademarks	4,349	4,343
	13,788	13,675
Intangible assets subject to amortization, net (note 8)	2,267	2,492
Other assets, at cost, net of accumulated amortization	123	98
Total assets	$24,722	24,676

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Continued) (unaudited)

	June 30, 2014	December 31, 2013
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$706	660
Accrued liabilities	804	998
Current portion of debt (note 9)	1,048	978
Deferred income tax liabilities	978	925
Other current liabilities	262	195
Total current liabilities	3,798	3,756
Long-term debt, including $2,497 million and $2,355 million measured at fair value (note 9)	6,620	6,406
Deferred income tax liabilities	2,715	2,844
Other liabilities	333	235
Total liabilities	13,466	13,241
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 455,815,244 shares at June 30, 2014 and 471,625,030 shares at December 31, 2013	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,880,870 shares at June 30, 2014 and 28,884,103 shares at December 31, 2013	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 70,794,489 shares at June 30, 2014 and 70,761,208 shares at December 31, 2013	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,885,370 shares at June 30, 2014 and 2,885,378 shares at December 31, 2013	—	—
Additional paid-in capital	702	1,146
Accumulated other comprehensive earnings (loss), net of taxes	116	99
Retained earnings	5,844	5,685
Total stockholders' equity	6,668	6,936
Noncontrolling interests in equity of subsidiaries	4,588	4,499
Total equity	11,256	11,435
Commitments and contingencies (note 11)
Total liabilities and equity	$24,722	24,676

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue:
Net retail sales	$2,495	2,400	4,942	4,834
Other revenue	323	247	604	477
Total revenue	2,818	2,647	5,546	5,311
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,568	1,521	3,134	3,074
Operating, including stock-based compensation (note 3)	270	243	535	487
Selling, general and administrative, including stock-based compensation (note 3)	447	362	836	728
Impairment of intangible assets	7	—	7	—
Depreciation and amortization	237	237	469	467
	2,529	2,363	4,981	4,756
Operating income	289	284	565	555
Other income (expense):
Interest expense	(100)	(90)	(199)	(201)
Share of earnings (losses) of affiliates, net (note 7)	4	7	2	(4)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(41)	9	(66)	(64)
Other, net	3	(17)	11	(55)
	(134)	(91)	(252)	(324)
Earnings (loss) before income taxes	155	193	313	231
Income tax (expense) benefit	(49)	(43)	(97)	(28)
Net earnings (loss)	106	150	216	203
Less net earnings (loss) attributable to the noncontrolling interests	29	30	57	56
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$77	120	$159	147

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$105	109	215	204
Liberty Ventures common stock	(28)	11	(56)	(57)
	$77	120	159	147

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive common stock	$0.22	0.21	0.44	0.39
Series A and Series B Liberty Ventures common stock	$(0.38)	0.15	(0.77)	(0.77)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 4):
Series A and Series B Liberty Interactive common stock	$0.21	0.21	0.43	0.38
Series A and Series B Liberty Ventures common stock	$(0.38)	0.15	(0.77)	(0.77)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Net earnings (loss)	$106	150	216	203
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	13	(16)	38	(113)
Unrealized holding gains (losses) arising during the period	—	(1)	—	(1)
Share of other comprehensive earnings (losses) of equity affiliates	1	—	1	—
Other comprehensive earnings (loss)	14	(17)	39	(114)
Comprehensive earnings (loss)	120	133	255	89
Less comprehensive earnings (loss) attributable to the noncontrolling interests	39	24	79	35
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$81	109	176	54

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$109	101	232	111
Liberty Ventures common stock	(28)	8	(56)	(57)
	$81	109	176	54

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Six months ended June 30,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$216	203
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	469	467
Stock-based compensation	85	86
Cash payments for stock-based compensation	(6)	(5)
Excess tax benefit from stock-based compensation	(24)	(12)
Share of (earnings) losses of affiliates, net	(2)	4
Cash receipts from returns on equity investments	20	15
Realized and unrealized (gains) losses on financial instruments, net	66	64
(Gains) losses on transactions, net	—	2
Impairment of intangible assets	7	—
Deferred income tax expense (benefit)	(102)	(267)
Other, net	7	14
Changes in operating assets and liabilities
Current and other assets	243	250
Payables and other liabilities	108	(374)
Net cash provided (used) by operating activities	1,087	447
Cash flows from investing activities:
Cash proceeds from dispositions of investments	25	1,136
Investments in and loans to cost and equity investees	(31)	(51)
Capital expended for property and equipment	(129)	(136)
Purchases of short term and other marketable securities	(476)	(1,116)
Sales of short term and other marketable securities	641	444
Acquisitions, net of cash acquired	(152)	(32)
Other investing activities, net	5	(10)
Net cash provided (used) by investing activities	(117)	235
Cash flows from financing activities:
Borrowings of debt	1,900	3,094
Repayments of debt	(1,764)	(4,397)
Shares repurchased by subsidiary	—	(42)
Shares issued by subsidiary	—	19
Repurchases of Liberty Interactive common stock	(478)	(499)
Minimum withholding taxes on net settlements of stock-based compensation	(37)	(13)
Excess tax benefit from stock-based compensation	24	12
Other financing activities, net	(36)	(39)
Net cash provided (used) by financing activities	(391)	(1,865)
Effect of foreign currency exchange rates on cash	(2)	(29)
Net increase (decrease) in cash and cash equivalents	577	(1,212)
Cash and cash equivalents at beginning of period	1,256	2,660
Cash and cash equivalents at end of period	$1,833	1,448

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2014

	Stockholders' Equity
		Common stock

		Liberty Interactive		Liberty Ventures
							Accumulated other comprehensive earnings		Noncontrolling interest in equity of subsidiaries
	Preferred stock	Series A	Series B	Series A	Series B	Additional paid-in capital		Retained earnings		Total equity
	amounts in millions
Balance at January 1, 2014	$—	5	—	1	—	1,146	99	5,685	4,499	11,435
Net earnings (loss)	—	—	—	—	—	—	—	159	57	216
Other comprehensive earnings (loss)	—	—	—	—	—	—	17	—	22	39
Stock-based compensation	—	—	—	—	—	50	—	—	29	79
Issuance of common stock upon exercise of stock options	—	—	—	—	—	3	—	—	—	3
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(478)	—	—	—	(478)
Shares issued by subsidiary	—	—	—	—	—	(6)	—	—	6	—
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(37)	—	—	—	(37)
Excess tax benefit from stock-based compensation	—	—	—	—	—	24	—	—	—	24
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2014	$—	5	—	1	—	702	116	5,844	4,588	11,256

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
The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $4 million for the three months ended June 30, 2014 and 2013 and $6 million and $8 million for the six months ended June 30, 2014 and 2013, respectively, were reimbursable to LMC. The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty, LMC and Starz (former parent of LMC) and other agreements related to tax matters.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On October 10, 2013, Liberty announced that its board had authorized management to pursue a plan to recapitalize its Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. The Digital Commerce Group would have had attributed to it Liberty's subsidiaries Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub and Evite.com ("Evite"), along with cash and certain liabilities. The QVC Group, which is currently known as the Interactive Group, would have attributed to it Liberty’s subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities.

On July 30, 2014, Liberty announced the execution of a definitive agreement under which FTD Companies, Inc. ("FTD") will acquire Provide. Under the terms of the $430 million transaction, Liberty will receive 10.2 million shares of FTD common stock representing approximately 35% of the combined company and $121 million in cash. FTD and Liberty expect to complete the transaction by the end of 2014. Liberty still plans to create the QVC Group tracking stock but in light of the pending Provide transaction, and other factors, management is reevaluating the optimal structure and best alignment of the Digital Commerce Group assets. As a result, the timing of the transition to the QVC Group has been delayed.

Additionally, on October 10, 2013, Liberty announced that its board has also authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of a newly formed company called Liberty TripAdvisor Holdings, Inc. (“Trip Holdings”). Trip Holdings would be comprised of, among other things, Liberty’s 22% economic and 57% voting interest in TripAdvisor, as well as BuySeasons, a wholly-owned subsidiary, and an anticipated initial corporate level net debt balance of $350 million.

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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of TripAdvisor, a consolidated subsidiary, and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $1,141 million (at June 30, 2014). The Ventures Group also has attributed to it certain liabilities related to our corporate indebtedness (see note 9) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on video and e-commerce operating businesses and has attributed to it the remainder of Liberty's businesses and assets, including operating subsidiaries QVC, Inc. ("QVC"), Provide, Backcountry, Bodybuilding, BuySeasons, Evite and CommerceHub as well as interests in HSN, Inc., and cash and cash equivalents of approximately $692 million (at June 30, 2014), which includes subsidiary cash. The Interactive Group has attributed to it liabilities that reside with

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

QVC and the other entities listed as well as certain liabilities related to our corporate indebtedness (see note 9) and certain deferred tax liabilities.
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
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to TripAdvisor as discussed below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(amounts in millions)
Operating expense	$7	5	14	13
Selling, general and administrative expense	36	39	71	73
	$43	44	85	86
During the six months ended June 30, 2014, Liberty granted, primarily to QVC employees, 1.8 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $12.06 per share and vest semi-annually over the 4 year vesting period.
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liberty Interactive
	Series A (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Outstanding at January 1, 2014	30,607	$17.98
Granted	1,810	$29.21
Exercised	(1,965)	$14.54
Forfeited/Cancelled	(131)	$20.35
Outstanding at June 30, 2014	30,321	$18.86	4.8 years	$319
Exercisable at June 30, 2014	14,765	$17.04	4.3 years	$182

	Liberty Ventures
	Series A (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Outstanding at January 1, 2014	1,932	$28.71
Granted	1	$73.05
Exercised	(99)	$25.89
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2014	1,834	$28.88	4.7 years	$82
Exercisable at June 30, 2014	1,033	$28.15	4.4 years	$47
There was no activity during the period for the outstanding Series B awards.
As of June 30, 2014, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $127 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.
TripAdvisor - Stock-based Compensation
TripAdvisor has outstanding options and restricted stock which are exercisable into their common stock. During the six months ended June 30, 2014, TripAdvisor issued approximately 491 thousand of primarily service based stock options under their 2011 Incentive Plan with a weighted average exercise price per option of $96.45 and a weighted average estimated grant-date fair value per option of $47.25. Approximately 834 thousand equity awards were exercised during the period at a weighted average exercise price of $33.46. As of June 30, 2014, TripAdvisor has 8.9 million options outstanding of which 4.0 million are exercisable with weighted average exercise prices of $43.79 and $31.79, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $578 million and $306 million, respectively. TripAdvisor stock-based compensation was approximately $17 million and $13 million for the three months ended June 30, 2014 and 2013, respectively, and was approximately $34 million and $30 million, for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $99 million and will be recognized over a weighted average period of approximately 3.0 years.
Additionally, during the six months ended June 30, 2014, TripAdvisor granted approximately 513 thousand service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As of June 30, 2014, the total unrecognized compensation cost related

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

to 1.3 million unvested TripAdvisor RSUs was approximately $57 million and will be recognized over a weighted average period of approximately 3.2 years.
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
Series A and Series B Liberty Interactive Common Stock
Excluded from diluted EPS, for the six months ended June 30, 2014, are 2 million potential common shares because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	number of shares in millions
Basic EPS	486	523	490	529
Potentially dilutive shares	10	8	10	7
Diluted EPS	496	531	500	536
Series A and Series B Liberty Ventures Common Stock
As discussed in note 10, Liberty completed a two for one stock split on April 11, 2014 therefore all prior period outstanding share amounts have been retroactively adjusted for comparability. Excluded from diluted EPS, for the six months ended June 30, 2014, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	number of shares in millions
Basic EPS	73	74	73	74
Potentially dilutive shares	1	—	1	—
Diluted EPS	74	74	74	74

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
The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at June 30, 2014			Fair Value Measurements at December 31, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$1,316	1,316	—	918	918	—
Short term marketable securities	$657	106	551	543	62	481
Available-for-sale securities	$1,271	1,127	144	1,497	1,047	450
Debt	$2,497	—	2,497	2,355	—	2,355
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$90	112	80	336
Exchangeable senior debentures	(131)	(106)	(146)	(416)
Other financial instruments	—	3	—	16
	$(41)	9	(66)	(64)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). In prior years, Liberty has historically entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statements of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty elected the fair value option for those of its AFS securities which it considered to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.
Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	June 30, 2014	December 31, 2013
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	4	4
Ventures Group
Time Warner Inc.	308	306
Time Warner Cable Inc.	805	741
TripAdvisor AFS securities	83	188
Other AFS investments	75	262
Total attributed Ventures Group	1,271	1,497
Consolidated Liberty	$1,275	1,501

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7)	Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at June 30, 2014 and the carrying amount at December 31, 2013:

	June 30, 2014			December 31, 2013
	Percentage ownership	Fair value (Level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
Interactive Group
HSN, Inc.	38%	$1,186	$313	293
Other	various	NA	50	50
Total Interactive Group			363	343
Ventures Group
Expedia, Inc. (a)	18%	$1,818	476	477
Other	various	NA	397	417
Total Ventures Group			873	894
Consolidated Liberty			$1,236	1,237
The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Interactive Group
HSN, Inc.	$9	11	31	31
Other	(2)	(7)	(3)	(11)
Total Interactive Group	7	4	28	20
Ventures Group
Expedia, Inc. (a)	10	10	4	(10)
Other	(13)	(7)	(30)	(14)
Total Ventures Group	(3)	3	(26)	(24)
Consolidated Liberty	$4	7	2	(4)

(a) TripAdvisor, a consolidated subsidiary through Liberty's voting interest and board representation, earned revenue of approximately $60 million and $125 million for the three and six months ended June 30, 2014, respectively, and $54 million and $115 million for the three and six months ended June 30, 2013, respectively, from Expedia, Inc.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QVC	E-commerce	TripAdvisor	Total
	amounts in millions
Balance at January 1, 2014	$5,312	560	3,460	9,332
Foreign currency translation adjustments	12	—	—	12
Acquisitions (1)	—	—	105	105
Impairment and other	—	(10)	—	(10)
Balance at June 30, 2014	$5,324	550	3,565	9,439

(1)
During the six months ended June 30, 2014, TripAdvisor completed three acquisitions for total cash consideration of $152 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments and amounts retained with payment subject to certain indemnification obligations by the respective sellers. TripAdvisor acquired Vacation Home Rentals, a U.S.-based vacation rental website featuring properties around the world; London-based Tripbod, a travel community that helps connect travelers to local experts to deliver travelers relevant recommendations for trip planning; and Lafourchette, a provider of an online and mobile reservations platform for restaurants in France, Spain and Switzerland. The initial purchase price allocation resulted in the following: $6 million in cash and other net assets, $66 million in amortizable intangible assets, $105 million in goodwill, and $17 million in net deferred tax liabilities. The purchase price allocation of these acquisitions are preliminary and subject to revision as more information becomes available and final valuations are available, but in any case will not be revised beyond 12 months after the acquisition date.

Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $193 million and $196 million for the three months ended June 30, 2014 and 2013, respectively, and $383 million and $388 million for the six months ended June 30, 2014 and 2013, respectively. Based on its amortizable intangible assets as of June 30, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2014	$379
2015	$679
2016	$569
2017	$391
2018	$92

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at June 30, 2014	Carrying value
		June 30, 2014	December 31, 2013
	amounts in millions
Interactive Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	400	416	423
Subsidiary level notes and facilities
QVC 7.5% Senior Secured Notes due 2019	769	761	761
QVC 3.125% Senior Secured Notes due 2019	400	399	—
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	—
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	65	65	922
Other subsidiary debt	157	157	141
Total Interactive Group	$5,232	5,234	5,083
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$439	307	284
3.75% Exchangeable Senior Debentures due 2030	438	294	270
3.5% Exchangeable Senior Debentures due 2031	359	335	316
0.75% Exchangeable Senior Debentures due 2043	850	1,145	1,062
Subsidiary level facilities
TripAdvisor Debt Facilities	353	353	369
Total Ventures Group debt	$2,439	2,434	2,301
Total consolidated Liberty debt	$7,671	7,668	7,384
Less current classification		(1,048)	(978)
Total long-term debt		$6,620	6,406
QVC Senior Secured Notes
On March 18, 2014, QVC, a consolidated subsidiary of Liberty, issued $400 million principal amount of new 3.125% senior secured notes due 2019 at an issue price of 99.828% and $600 million principal amount of new 4.85% senior secured notes due 2024 at an issue price of 99.927% (collectively, the “Notes”). The Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness. The net proceeds from the offering were used to repay indebtedness under QVC’s senior secured credit facility and f

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

or working capital and other general corporate purposes. QVC was in compliance with all of its debt covenants related to its outstanding senior secured notes at June 30, 2014.
QVC Bank Credit Facilities
The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.9% at June 30, 2014. Availability under the QVC Amended and Restated Credit Agreement at June 30, 2014 was $1.9 billion. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at June 30, 2014.
Exchangeable Senior Debentures
Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. Liberty will review the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. As of June 30, 2014 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current.
Other Subsidiary Debt
Other subsidiary debt at June 30, 2014 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.
Fair Value of Debt
Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2014 are as follows (amounts in millions):

Senior debentures	$883
QVC senior secured notes	$4,006
Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2014.
(10) Stockholders' Equity
As of June 30, 2014, Liberty reserved for issuance upon exercise of outstanding stock options approximately 30.3 million shares of Series A Liberty Interactive common stock, 432 thousand shares of Series B Liberty Interactive common stock, 1.8 million shares of Series A Liberty Ventures common stock and 44 thousand shares of Series B Liberty Ventures common stock.
In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of June 30, 2014, no shares of any Series C Liberty Interactive or Liberty Ventures common stock were issued or outstanding.
On February 27, 2014, Liberty's board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, effected by means of a dividend. The stock split was done in order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock. In the stock split, a dividend was paid on April 11, 2014 of one share of Series A or Series B Liberty Ventures common stock to holders of each share of Series A or Series B Liberty Ventures common

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014. The stock split has been recorded retroactively for all periods presented for comparability purposes.

(11) Commitments and Contingencies
Leases
On June 20, 2013, TripAdvisor entered into an additional lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor is the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in ‘‘Property and equipment, at cost’’ and ‘‘Other liabilities,’’ respectively, in the condensed combined balance sheets. The asset and corresponding long term liability will increase as additional building costs are incurred by the landlord during the construction period. At the completion of construction of the new building (estimated to be May 2015), the lease will be evaluated in order to determine whether or not it meets the criteria for ‘‘sale-leaseback’’ treatment. From the beginning of construction through June 30, 2014 approximately $40 million has been capitalized.
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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

For the six months ended June 30, 2014, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•
QVC - a consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

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

•
E-commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet. Categories of consumer products include perishable and personal gift offerings (Provide), active lifestyle gear and clothing (Backcountry), fitness and health goods (Bodybuilding), celebration offerings from invitations to costumes (BuySeasons and Evite) and a drop-ship solutions company (CommerceHub).

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2013.
Performance Measures

	Three months ended June 30,
	2014		2013
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$2,014	439	1,961	434
E-commerce	481	19	439	26
Corporate and other	—	(6)	—	(5)
Total Interactive Group	2,495	452	2,400	455
Ventures Group
TripAdvisor, Inc.	323	129	247	113
Corporate and other	—	(5)	—	(3)
Total Ventures Group	323	124	247	110
Consolidated Liberty	$2,818	576	2,647	565

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six months ended June 30,
	2014		2013
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Interactive Group
QVC	$4,000	851	3,935	838
E-commerce	942	42	899	65
Corporate and other	—	(10)	—	(11)
Total Interactive Group	4,942	883	4,834	892
Ventures Group
TripAdvisor, Inc.	604	251	477	222
Corporate and other	—	(8)	—	(6)
Total Ventures Group	604	243	477	216
Consolidated Liberty	$5,546	1,126	5,311	1,108
Other Information

	June 30, 2014
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Interactive Group
QVC	$12,648	50	57
E-commerce	1,233	—	30
Corporate and other	465	313	—
Total Interactive Group	14,346	363	87
Ventures Group
TripAdvisor	7,321	—	42
Corporate and other	3,214	873	—
Total Ventures Group	10,535	873	42
Inter-group eliminations	(159)	—	—
Consolidated Liberty	$24,722	1,236	129

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$576	565	1,126	1,108
Stock-based compensation	(43)	(44)	(85)	(86)
Impairment of intangible assets	(7)	—	(7)	—
Depreciation and amortization	(237)	(237)	(469)	(467)
Interest expense	(100)	(90)	(199)	(201)
Share of earnings (loss) of affiliates, net	4	7	2	(4)
Realized and unrealized gains (losses) on financial instruments, net	(41)	9	(66)	(64)
Other, net	3	(17)	11	(55)
Earnings (loss) before income taxes	$155	193	313	231

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the proposed creation of the QVC Group tracking stock; the reevaluation of the Liberty Digital Commerce Group tracking stock; the proposed spin-off of our interest in TripAdvisor, Inc.; revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
Overview
We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. ("QVC"). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. We also own a controlling interest in TripAdvisor, Inc. ("TripAdvisor"), a separate reportable segment, which is an online travel company that empowers users to plan and maximize their travel experience by aggregating reviews and opinions of members about destinations, accommodations, restaurants and activities throughout the world. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. The more significant of these include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Provide Commerce, Inc. ("Provide"), BuySeasons, Inc. ("BuySeasons"), Evite, Inc. ("Evite") and CommerceHub. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. BuySeasons and Evite operate websites that offer costumes, accessories, décor, party supplies and invitations. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. CommerceHub operates a drop-ship solution which allows different software systems from both sides of the transaction to more easily access the data necessary to fulfill orders.
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
The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is comprised primarily of our consolidated subsidiary TripAdvisor and interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $1,141 million (at June 30, 2014). The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.
The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Interactive Group is primarily focused on our video and e-commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide, Backcountry, Bodybuilding, BuySeasons, Evite and CommerceHub as well as our interest in HSN, Inc. and cash and cash equivalents of approximately $692 million (at June 30, 2014), including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities.

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
Operating Results

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
Interactive Group
QVC	$2,014	1,961	4,000	3,935
E-commerce	481	439	942	899
Total Interactive Group	2,495	2,400	4,942	4,834
Ventures Group
TripAdvisor	323	247	604	477
Total Ventures Group	323	247	604	477
Consolidated Liberty	$2,818	2,647	5,546	5,311

Adjusted OIBDA
Interactive Group
QVC	$439	434	851	838
E-commerce	19	26	42	65
Corporate and other	(6)	(5)	(10)	(11)
Total Interactive Group	452	455	883	892
Ventures Group
TripAdvisor	129	113	251	222
Corporate and other	(5)	(3)	(8)	(6)
Total Ventures Group	124	110	243	216
Consolidated Liberty	$576	565	1,126	1,108

Operating Income (Loss)
Interactive Group
QVC	$284	285	544	545
E-commerce	(16)	(2)	(17)	17
Corporate and other	(13)	(15)	(28)	(34)
Total Interactive Group	255	268	499	528
Ventures Group
TripAdvisor	39	22	75	37
Corporate and other	(5)	(6)	(9)	(10)
Total Ventures Group	34	16	66	27
Consolidated Liberty	$289	284	565	555
Revenue.    Our consolidated revenue increased 6.5% or $171 million and increased 4.4% or $235 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The three month increase was primarily due to the increased revenue at TripAdvisor ($76 million), increased revenue at QVC ($53 million) and the E-commerce companies ($42 million). The six month increase was primarily due to the increased revenue at TripAdvisor ($127 million), increased revenue at QVC ($65 million) and the E-commerce companies ($43 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
Consolidated Adjusted OIBDA increased 1.9% or $11 million and increased 1.6% or $18 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The overall Adjusted OIBDA growth for the three months ended June 30, 2014 was primarily due to the increased operating results at TripAdvisor of $16 million and increased QVC results of $5 million. These increases were partially offset by a decline in the E-commerce results of $7 million. The overall Adjusted OIBDA growth for the six months ended June 30, 2014 was primarily due to the increased operating results at TripAdvisor of $29 million and increased QVC results of $13 million. These increases were partially offset by a decline in the E-commerce results of $23 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $43 million and $44 million of stock-based compensation for the three months ended June 30, 2014 and 2013, respectively. We recorded $85 million and $86 million of stock-based compensation expense for the six month periods ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $127 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.2 years. Additionally, as of June 30, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $99 million and will be recognized over a weighted average period of approximately 3.0 years.
Operating income.    Our consolidated operating income increased 1.8% or $5 million and increased 1.8% or $10 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The overall increase in operating income for the three months ended June 30, 2014 was due to the increased results at TripAdvisor of $17 million, a portion of which was due to reduced amortization of intangibles from purchase accounting during the period, and Corporate and other of $3 million, partially offset by the decline in operating income at QVC of $1 million and the E-commerce companies of $14 million. The overall increase in operating income for the six months ended June 30, 2014 was due to the increased results at TripAdvisor of $38 million, a portion of which was due to reduced amortization of intangibles from purchase accounting during the period, and Corporate and other of $7 million, partially offset by the decline in operating income at QVC of $1 million, the E-commerce companies of $34 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense
Components of Other income (expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Interest expense
Interactive Group	$(79)	(70)	(156)	(154)
Ventures Group	(21)	(20)	(43)	(47)
Consolidated Liberty	$(100)	(90)	(199)	(201)

Share of earnings (losses) of affiliates
Interactive Group	$7	4	28	20
Ventures Group	(3)	3	(26)	(24)
Consolidated Liberty	$4	7	2	(4)

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$6	4	7	17
Ventures Group	(47)	5	(73)	(81)
Consolidated Liberty	$(41)	9	(66)	(64)

Other, net
Interactive Group	$(1)	(15)	—	(55)
Ventures Group	4	(2)	11	—
Consolidated Liberty	$3	(17)	11	(55)

Consolidated Liberty other income (expense)	$(134)	(91)	(252)	(324)
Interest expense.    Interest expense increased for the three months ended June 30, 2014 and slightly decreased for the six months ended June 30, 2014, as compared to the corresponding periods in the prior year. The increase in the Interactive Group interest expense is primarily attributable to QVC's issuance of $400 million principal amount of new 3.125% senior secured notes and $600 million principal amount of new 4.85% senior secured notes on March 18, 2014. The decrease in the Ventures Group interest expense during the six months ended June 30, 2014 as compared to the corresponding period in the prior year is attributable to the retirement of the 3.25% exchangeable senior debentures due 2031 and 3.125% exchangeable senior debentures due 2023 during the six months ended June 30, 2013.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Interactive Group
HSN, Inc.	$9	11	31	31
Other	(2)	(7)	(3)	(11)
Total Interactive Group	7	4	28	20
Ventures Group
Expedia, Inc.	10	10	4	(10)
Other	(13)	(7)	(30)	(14)
Total Ventures Group	(3)	3	(26)	(24)
Consolidated Liberty	$4	7	2	(4)

The share of loss in the other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and because we account for these investments as equity method affiliates we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$90	112	80	336
Exchangeable senior debentures	(131)	(106)	(146)	(416)
Other derivatives	—	3	—	16
	$(41)	9	(66)	(64)

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis.

Other, net. QVC retired approximately $731 million of its Senior Secured Notes during the six months ended June 30, 2013. The notes were redeemed at a premium which resulted in an approximate $57 million loss on the extinguishment of such instruments, primarily due to the premiums paid for the redemptions.

Income taxes.    We had income tax expense of $49 million and $43 million for the three months ended June 30, 2014 and 2013, respectively. We had income tax expense of $97 million and $28 million for the six months ended June 30, 2014 and 2013, respectively. Income tax amounts were lower than the U.S. statutory tax rate of 35%, in all periods, primarily due to tax credits and favorable tax attributes generated by our alternative energy investments and earnings in foreign jurisdictions subject to tax rates lower than the U.S. statutory tax rate.
Net earnings.    We had net earnings of $106 million and $150 million for the three month periods ended June 30, 2014 and 2013, respectively, and net earnings of $216 million and $203 million for the six month periods ended June 30, 2014 and 2013, respectively.. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
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
As of June 30, 2014, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of June 30, 2014, Liberty's liquidity position consisted of the following:

	Cash and cash equivalents	Marketable securities	Fair Value Option AFS Securities
	amounts in millions
QVC	$548	—	—
E-commerce	78	—	—
Corporate and other	66	11	—
Total Interactive Group	692	11	—
TripAdvisor	587	51	83
Corporate and other	554	595	1,188
Total Ventures Group	1,141	646	1,271
Total Liberty	$1,833	657	1,271
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, we have borrowing capacity of $1.9 billion under the QVC credit facility at June 30, 2014. The Company has a controlling interest in TripAdvisor (through a 57% voting interest and board representation), TripAdvisor is a separate public company with a significant non-controlling interest, as the Company only has a 22% economic interest. Decision making with respect to TripAdvisor must consider the minority holders and therefore the Company does not have ready access to TripAdvisor's cash as it would with a wholly-owned subsidiary. As of June 30, 2014, TripAdvisor and QVC had approximately $300 million and $322 million, respectively, of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.
Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended June 30,
	2014	2013
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$1,087	447
Net cash provided (used) by investing activities	$(117)	235
Net cash provided (used) by financing activities	$(391)	(1,865)
During the six months ended June 30, 2014, Liberty's primary uses of cash were $1,764 million of repayments on outstanding debt and repurchases of Series A Liberty Interactive common stock of $478 million. These activities were funded primarily from borrowings of $1,900 million, net sales of short term and other marketable securities of $165 million, cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the continued capital improvement spending of approximately $200 million for the remainder of the year, approximately $170 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program (subsequent to quarter end we made additional repurchases of approximately 3.2 million shares of Series A Liberty Interactive common stock for approximately $93 million through July 31, 2014) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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
QVC also has a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Net revenue	$2,014	1,961	4,000	3,935
Costs of goods sold	1,250	1,227	2,506	2,479
Gross profit	764	734	1,494	1,456
Operating expenses:
Operating	180	171	358	344
SG&A expenses (excluding stock-based compensation)	145	129	285	274
Adjusted OIBDA	439	434	851	838
Stock-based compensation	10	9	18	19
Depreciation	33	33	66	63
Amortization of intangible assets	112	107	223	211
Operating income	$284	285	544	545

Net revenue was generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
QVC-U.S.	$1,352	1,312	2,657	2,609
QVC-Japan	223	260	457	516
QVC-Germany	227	207	477	457
QVC-U.K.	178	153	343	293
QVC-Italy	34	29	66	60
Consolidated QVC	$2,014	1,961	4,000	3,935

QVC's consolidated net revenue increased 2.7% and 1.7% for the three and six month periods ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was primarily comprised of $25 million due to a 1.1% increase in units sold, $13 million due to a 0.6% increase in consolidated average selling price per unit ("ASP") and $20 million in favorable foreign currency exchange rates in all countries except Japan. These amounts were offset primarily by a decrease of $3 million in shipping and handling revenue. The six month increase in net revenue was primarily comprised of $36 million due to a 0.8% increase in ASP, $26 million due to a 0.6% increase in units sold and $14 million in favorable foreign currency rates in all countries except Japan. These amounts were negatively impacted by unfavorable returns in the U.S., partially offset by favorability in Germany. The increase in the returns in the U.S. was primarily due to adjustments to prior period estimates based on actual experience, whereas the decrease in Germany was primarily due to lower returns in all categories and a positive mix shift from the apparel and jewelry categories to home, which typically returns at lower rates.
During the three and six month periods ended June 30, 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	3.0%	3.0%	1.8%	1.8%
QVC-Japan	(14.2)%	(11.1)%	(11.4)%	(5.0)%
QVC-Germany	9.7%	4.7%	4.4%	0.1%
QVC-U.K.	16.3%	5.8%	17.1%	7.9%
QVC-Italy	17.2%	8.6%	10.0%	5.6%

QVC-U.S.' net revenue growth for the three months ended June 30, 2014 was primarily due to a 3.1% increase in units shipped and a 1.2% increase in ASP, partially offset by an increase in estimated product returns due to adjustments to prior period estimates based on actual experience. QVC-U.S.' net revenue growth for the six months ended June 30, 2014 was primarily due to a 2.2% increase in units shipped and a 0.9% increase in ASP, partially offset by the increase in estimated product returns as discussed in the above paragraph. For both the three and six month periods ended June 30, 2014, QVC-U.S. experienced shipped sales growth primarily in the home, apparel, and accessories categories partially offset by declines in electronics. For both the three and six month periods ended June 30, 2014, QVC-Japan's shipped sales in local currency declined in all categories except electronics. For the three months ended June 30, 2014, the declines in QVC-Japan's shipped sales in local currency were primarily due to a local consumption tax increase that became effective April 1, 2014. For both the three and six month periods ended June 30, 2014, QVC-Germany's shipped sales in local currency increased primarily in the home category, somewhat offset by declines in apparel and jewelry. For both periods presented, QVC-Germany was also positively impacted by favorable return rates as discussed in the above paragraph. For the three month period ended June 30, 2014, QVC-U.K.'s shipped sales growth in local currency increased in the beauty, apparel and accessories categories, partially offset by declines in electronics and to a lesser extent in the home category. For the six month period ended June 30, 2014, QVC-U.K.'s shipped sales growth in local currency increased in all categories except electronics. For both the three and six month periods ended June 30, 2014, QVC-Italy's shipped sales growth in local currency primarily increased in the beauty, accessories and apparel categories which were partially offset by a decline in the home category.
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
QVC's gross profit percentage was 37.9% and 37.4% for the three and six month periods ended June 30, 2014, respectively, compared to 37.4% and 37.0% for the three and six month periods ended June 30, 2013, respectively. For both the three and six month periods ended June 30, 2014, the gross profit margins increased primarily due to increased product margins in the U.S. and the U.K.
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $9 million or 5.3% and increased $14 million or 4.1% for the three and six month periods ended June 30, 2014, respectively.
For the three months ended June 30, 2014, the variance was primarily due to an increase in programming and production expenses of $2 million, an increase in commission expenses of $2 million, an increase in customer service expenses in the U.S. and Germany of $2 million and unfavorable foreign currency exchange rates of $2 million. For the six months ended June 30, 2014, the variance was primarily due to an increase in commission expenses of $4 million, an increase in programming and production expenses of $4 million, an increase in customer service expenses in the U.S. and Germany of $2 million, an increase in credit card fees of $1 million and unfavorable foreign currency exchange rates of $1 million.
For both the three and six month periods ended June 30, 2014, the increase in programming and production expenses was primarily due to an increase in personnel costs in the U.S. The increase in commission expenses was primarily due to higher programming distribution expenses in Japan and the sales increases in the U.S. The increase in customer service expenses in Germany was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times. The increase in customer service expenses in the US was primarily volume related associated with the sales increases.
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $16 million and increased $11 million, and as a percent of net revenue, from 6.6% to 7.2% and from 7.0% to 7.1% for the three and six month periods ended June 30, 2014, respectively, due to a variety of factors.
For the three months ended June 30, 2014, the variance was primarily due to an increase in outside services of $8 million, higher personnel costs of $5 million, higher marketing expenses of $4 million, a higher provision for doubtful accounts of $3 million and unfavorable foreign currency exchange rates of $2 million. These amounts were primarily offset by an increase in credit card income of $5 million. For the six months ended June 30, 2014, the variance was primarily due to an increase in outside services of $11 million, higher marketing expenses of $9 million, and unfavorable foreign currency exchange rates of $3 million. These amounts were primarily offset by an increase in credit card income of $7 million and a decrease in personnel costs of $5 million.
For both the three and six month periods ended June 30, 2014, the increase in outside services was primarily driven by information technology and commerce platform projects and global market expansion expenses in the U.S. For the three months ended June 30, 2014, the increase in personnel costs was primarily due to merit, benefits and bonus increases in the U.S., Germany and the U.K. For the six months ended June 30, 2014, the decrease in personnel costs was primarily due to a reduction in U.S. bonus expense and a prior year personnel tax accrual in Germany. For both the three and six month periods ended June 30, 2014, the increase in marketing expenses was primarily due to online and social media campaigns. For the three months ended June 30, 2014, the increase in the provision for doubtful accounts was primarily due to the Easy-Pay installment program in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. For the three and six month periods ended June 30, 2014, the increase in credit card income was primarily due to higher bank reserve requirements associated with the U.S. regulatory environment in the prior year impacting the overall economics of the portfolio. QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and is effective August 1, 2014.
Depreciation and amortization consisted of the following:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	2014	2013	2014	2013
	amounts in millions
Affiliate agreements	$38	37	76	75
Customer relationships	43	43	86	86
Acquisition related amortization	81	80	162	161
Property and equipment	33	33	66	63
Software amortization	22	17	43	36
Channel placement amortization and related expenses	9	10	18	14
Total depreciation and amortization	$145	140	289	274

TripAdvisor, Inc. Our economic ownership interest in TripAdvisor is 22% but Liberty's results include the consolidation of TripAdvisor's entire operations with 78% of TripAdvisor's net income (loss), including purchase accounting adjustments, being attributed to the noncontrolling interest in such line item in the condensed consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor's stand alone results promotes a better understanding of overall results of their business. TripAdvisor's revenue, Adjusted OIBDA and operating income on a standalone basis for the three and six months ended June 30, 2014 and 2013 were as follows (see tables below for a reconciliation of TripAdvisor's standalone results to those amounts reported by Liberty):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue	$323	247	604	477
Operating expense	44	33	84	59
SG&A	150	101	269	196
Adjusted OIBDA	129	113	251	222
Stock-based compensation	15	10	29	24
Depreciation and amortization	14	9	26	16
Operating income (loss) as reported by TripAdvisor	$100	94	196	182

Revenue
Revenue increased $76 million and $127 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, primarily due to an increase in click-based advertising revenue of $52 million and $80 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 17% and 14%, respectively, and an increase in revenue per hotel shopper of 11% and 8% for the three and six months ended June 30, 2014. Display-based advertising increased by $6 million and $13 million during the three and six months ended June 30, 2014, respectively, primarily as a result of a 11% and 19% increase in the number of impressions sold, due to increased sales productivity, and an increase in pricing by 4% and 2%, coupled with worldwide growth particularly in emerging markets when compared to the same periods in 2013, respectively. Subscription, transaction and other revenue increased by $18 million and $34 million during the three and six months ended June 30, 2014, respectively, primarily due to growth in the Business Listings and Vacation Rentals products.

Adjusted OIBDA
Operating expense
The most significant driver of operating expense is technology and content costs which increased $9 million and $18 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. This was primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining TripAdvisor through recent business acquisitions.

Selling, general and administrative
Direct selling and marketing costs increased $37 million and $50 million during the three and six months ended June 30, 2014 when compared to the same periods in 2013, primarily due to increased SEM costs, other traffic acquisition costs, and offline advertising costs partially offset by a decrease in spending in social media. The primary driver of the increase in offline advertising costs is related to a new television campaign that was launched in May 2014 and have spent $10 million and $11 million for the three and six months ended June 30, 2014, respectively. Personnel and overhead costs increased $7 million and $16 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. This is primarily due to an increase in headcount to support business growth, including international expansion and employees joining TripAdvisor through recent business acquisitions, and also increased stock-based compensation costs.

General and administrative costs increased $7 million and $10 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. This increase resulted primarily from increased personnel costs and office rental costs related to an increase in headcount to support the business operations.

Operating Income (Loss)
Operating income during the three and six months ended June 30, 2014, on a standalone basis, was impacted by the above explanations impacting Adjusted OIBDA offset slightly by an increase in the amortization of capitalized web development costs and to a lesser extent amortization of intangible assets, acquired in recent acquisitions. The increase in operating income on a consolidated basis (as reconciled below) was the result of a decrease in amortization associated with purchase accounting adjustments as the amortization is on an accelerated basis in-line with the anticipated utilization of such intangibles acquired.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor to the results reported by Liberty (amounts in millions):

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As Reported by TripAdvisor	Purchase Accounting Adjustments	As Reported by Liberty	As Reported by TripAdvisor	Purchase Accounting Adjustments	As Reported by Liberty
Revenue	$323	—	323	604	—	604
Operating expense	44	—	44	84	—	84
SG&A	150	—	150	269	—	269
Adjusted OIBDA	129	—	129	251	—	251
Stock-based compensation	15	2	17	29	5	34
Depreciation and amortization	14	59	73	26	116	142
Operating income (loss)	$100	(61)	39	196	(121)	75

	Three months ended June 30, 2013			Six months ended June 30, 2013
	As Reported by TripAdvisor	Purchase Accounting Adjustments	As Reported by Liberty	As Reported by TripAdvisor	Purchase Accounting Adjustments	As Reported by Liberty
Revenue	$247	—	247	477	—	477
Operating expense	33	—	33	59	—	59
SG&A	101	—	101	196	—	196
Adjusted OIBDA	113	—	113	222	—	222
Stock-based compensation	10	3	13	24	6	30
Depreciation and amortization	9	69	78	16	139	155
Operating income (loss)	$94	(72)	22	182	(145)	37
E-commerce businesses.    Our E-commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding, BuySesons, Evite and CommerceHub. Revenue for the E-commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the e-commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.
Revenue increased $42 million and $43 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. All of the E-commerce businesses increased revenue during the three months ended June 30, 2014 with the exception of the Buyseasons and Evite businesses which experienced a decrease in revenue as they have reassessed their businesses and focused on more profitable channels and cost containment. Provide, Backcountry and Bodybuilding all experienced lower than anticipated revenue growth due to softness in demand for their products and slightly lower average order values.
Adjusted OIBDA for the E-commerce businesses decreased $7 million and $23 million for the three and six months ended June 30, 2014, as compared to the corresponding periods in the prior year, representing 4.0% and 4.5% of revenue for the three and six months ended June 30, 2014, respectively, as compared to 5.9% and 7.2% for the three and six months ended June 30, 2013. The decrease in Adjusted OIBDA as a percentage of revenue was due to increased technology and personnel costs at these subsidiaries to support anticipated revenue growth which did not materialize during the periods, slightly lower product margins, somewhat due to increased packaging costs and returns during the period, and increased marketing spend during the first half of the year that has not provided the sales growth expected. In addition the first quarter was impacted by a large storm on the east coast that disrupted delivery efforts and also impacted top line sales as well.
Operating income decreased $14 million and $34 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The decrease in operating income was primarily attributable to the items discussed above as well as slightly higher amortization and depreciation and the impairment of intangibles at one of our subsidiaries, Evite, offset slightly by a stock based compensation expense decrease during the second quarter of 2014 as valuations of certain subsidiaries were lowered based on slower than anticipated growth.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$65	1.9%	$3,892	5.5%
Corporate and other	$72	2.5%	$1,204	5.9%
Liberty Ventures
TripAdvisor	$353	2.1%	$—	—%
Corporate and other	$—	—%	$2,086	2.5%
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
At June 30, 2014, the fair value of our AFS equity securities was $1,275 million. Had the market price of such securities been 10% lower at June 30, 2014, the aggregate value of such securities would have been $128 million lower. Our investments in Expedia and HSN, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet. The aggregate fair value of such securities was $3,004 million at June 30, 2014 and had the market price of such securities been 10% lower at June 30, 2014, the aggregate value of such securities would have been $300 million lower. Such changes in value are not directly reflected in our statement of operations. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.
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

Item 4.Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
A summary of the repurchase activity for the three months ended June 30, 2014 is as follows:

	Series A Liberty Interactive Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	2,909,860	$29.15	2,909,860	$873 million
May 1 - 31, 2014	3,222,100	$28.65	3,222,100	$780 million
June 1 - 30, 2014	3,031,328	$29.17	3,031,328	$692 million
Total	9,163,288		9,163,288

In addition to the shares listed in the table above, 122 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2014.

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

LIBERTY INTERACTIVE CORPORATION
Date: August 5, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: August 5, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
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