Form 10-Q
period 2014-09-30
Liberty Interactive Corp
filed 2014-11-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

LIBERTY INTERACTIVE CORPORATION

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer 	Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2014 was:

	Series A	Series B

Liberty Interactive	447,102,241	28,879,268
Liberty Ventures	134,362,961	6,991,129

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,606	902
Trade and other receivables, net of allowance for doubtful accounts of $88 million and $85 million	800	1,152
Inventory, net	1,279	1,123
Short term marketable securities (note 6)	667	412
Other current assets	87	184
Current assets from discontinued operations	—	653
Total current assets	4,439	4,426
Investments in available-for-sale securities and other cost investments (note 7)	1,161	1,313
Investments in affiliates, accounted for using the equity method (note 8)	1,271	1,237
Property and equipment, at cost	2,142	2,201
Accumulated depreciation	(1,011)	(993)
	1,131	1,208
Intangible assets not subject to amortization (note 9):
Goodwill	5,809	5,872
Trademarks	2,511	2,511
	8,320	8,383
Intangible assets subject to amortization, net (note 9)	1,303	1,587
Other assets, at cost, net of accumulated amortization	82	80
Noncurrent assets from discontinued operations	—	6,442
Total assets	$17,707	24,676

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2014	2013
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$702	606
Accrued liabilities	646	903
Current portion of debt (note 10)	972	909
Deferred income tax liabilities	1,004	925
Other current liabilities	163	148
Current liabilities from discontinued operations	—	265
Total current liabilities	3,487	3,756
Long-term debt, including $2,474 million and $2,355 million measured at fair value (note 10)	6,523	6,106
Deferred income tax liabilities	1,828	2,001
Other liabilities	241	191
Noncurrent liabilities from discontinued operations	—	1,187
Total liabilities	12,079	13,241
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 447,055,195 shares at September 30, 2014 and 471,625,030 shares at December 31, 2013	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,879,268 shares at September 30, 2014 and 28,884,103 shares at December 31, 2013	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 70,799,197 shares at September 30, 2014 and 70,761,208 shares at December 31, 2013	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,885,370 shares at September 30, 2014 and 2,885,378 shares at December 31, 2013	—	—
Additional paid-in capital	—	1,146
Accumulated other comprehensive earnings (loss), net of taxes	2	99
Retained earnings	5,499	5,685
Total stockholders' equity	5,507	6,936
Noncontrolling interests in equity of subsidiaries	121	4,499
Total equity	5,628	11,435
Commitments and contingencies (note 12)
Total liabilities and equity	$17,707	24,676

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Net retail sales	$2,330	2,225	7,247	7,026
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,488	1,423	4,602	4,469
Operating	203	203	633	611
Selling, general and administrative, including stock-based compensation (note 4)	234	229	768	734
Impairment of intangible assets	—	19	7	19
Depreciation and amortization	166	154	493	463
	2,091	2,028	6,503	6,296
Operating income	239	197	744	730
Other income (expense):
Interest expense	(99)	(89)	(292)	(295)
Share of earnings (losses) of affiliates, net (note 8)	36	29	38	25
Realized and unrealized gains (losses) on financial instruments, net (note 6)	18	15	(48)	(49)
Other, net	(38)	5	(28)	(36)
	(83)	(40)	(330)	(355)
Earnings (loss) before income taxes	156	157	414	375
Income tax (expense) benefit	(27)	(35)	(107)	(81)
Net earnings (loss) from continuing operations	129	122	307	294
Earnings (loss) from discontinued operations, net of taxes	10	9	48	40
Net earnings (loss)	139	131	355	334
Less net earnings (loss) attributable to the noncontrolling interests	19	18	76	74
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$120	113	279	260

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$83	77	298	281
Liberty Ventures common stock	37	36	(19)	(21)
	$120	113	279	260
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.18	0.16	0.64	0.56
Series A and Series B Liberty Ventures common stock	$0.47	0.47	(0.45)	(0.44)
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.18	0.16	0.63	0.55
Series A and Series B Liberty Ventures common stock	$0.46	0.46	(0.45)	(0.44)

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.17	0.15	0.61	0.54
Series A and Series B Liberty Ventures common stock	$0.51	0.50	(0.26)	(0.29)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.17	0.15	0.60	0.53
Series A and Series B Liberty Ventures common stock	$0.50	0.49	(0.26)	(0.29)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Net earnings (loss)	$139	131	355	334
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(117)	71	(98)	(39)
Unrealized holding gains (losses) arising during the period	(1)	—	—	—
Share of other comprehensive earnings (losses) of equity affiliates	(5)	—	(5)	—
Other comprehensive earnings (loss) from discontinued operations	(21)	4	(2)	—
Other comprehensive earnings (loss)	(144)	75	(105)	(39)
Comprehensive earnings (loss)	(5)	206	250	295
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(5)	22	74	57
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$—	184	176	238

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$(22)	145	210	256
Liberty Ventures common stock	22	39	(34)	(18)
	$—	184	176	238

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$355	334
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(48)	(40)
Depreciation and amortization	493	463
Stock-based compensation	71	80
Cash payments for stock-based compensation	(15)	(8)
Excess tax benefit from stock-based compensation	(11)	(9)
Share of (earnings) losses of affiliates, net	(38)	(25)
Cash receipts from returns on equity investments	31	25
Realized and unrealized (gains) losses on financial instruments, net	48	49
(Gains) losses on transactions, net	—	1
Impairment of intangible assets	7	19
Loss on extinguishment of debt	48	—
Deferred income tax expense (benefit)	(67)	(185)
Other, net	3	70
Changes in operating assets and liabilities
Current and other assets	165	94
Payables and other liabilities	66	(333)
Net cash provided (used) by operating activities	1,108	535
Cash flows from investing activities:
Cash proceeds from dispositions of investments	40	1,136
Investments in and loans to cost and equity investees	(51)	(371)
Capital expended for property and equipment	(142)	(176)
Purchases of short term and other marketable securities	(423)	(1,013)
Sales of short term and other marketable securities	358	454
Other investing activities, net	(12)	(17)
Net cash provided (used) by investing activities	(230)	13
Cash flows from financing activities:
Borrowings of debt	3,233	3,710
Repayments of debt	(2,920)	(5,004)
Repurchases of Liberty Interactive common stock	(736)	(750)
Minimum withholding taxes on net settlements of stock-based compensation	(16)	(22)
Excess tax benefit from stock-based compensation	11	9
Other financing activities, net	(49)	(39)
Net cash provided (used) by financing activities	(477)	(2,096)
Net cash provided (used) by discontinued operations:
Operating	273	230
Investing	(194)	(181)
Financing	371	(159)
Change in available cash held by discontinued operations	(116)	88
Net cash provided (used) by discontinued operations	334	(22)
Effect of foreign currency exchange rates on cash	(31)	(21)
Net increase (decrease) in cash and cash equivalents	704	(1,591)
Cash and cash equivalents at beginning of period	902	2,291
Cash and cash equivalents at end of period	$1,606	700

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2014

	Stockholders' Equity
		Common stock					Accumulated
		Liberty		Liberty		Additional	other		Noncontrolling
	Preferred	Interactive		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2014	$—	5	—	1	—	1,146	99	5,685	4,499	11,435
Net earnings (loss)	—	—	—	—	—	—	—	279	76	355
Other comprehensive earnings (loss)	—	—	—	—	—	—	(103)	—	(2)	(105)
Stock-based compensation	—	—	—	—	—	82	—	—	39	121
Issuance of common stock upon exercise of stock options	—	—	—	—	—	4	—	—	—	4
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(736)	—	—	—	(736)
Shares issued by subsidiary	—	—	—	—	—	(8)	—	—	8	—
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(48)	—	—	—	(48)
Excess tax benefit from stock-based compensation	—	—	—	—	—	25	—	—	—	25
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(25)	(25)
Distribution of Liberty TripAdvisor Holdings, Inc.	—					(465)	6	(465)	(4,474)	(5,398)
Balance at September 30, 2014	$—	5	—	1	—	—	2	5,499	121	5,628

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have its financial statements and related disclosures.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements,  approximately $4 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, and $9 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively, were reimbursable to LMC.  The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty, LMC and Starz (former parent of LMC) and other agreements related to tax matters.

On July 30, 2014, Liberty announced the execution of a definitive agreement under which FTD Companies, Inc. ("FTD") will acquire Provide Commerce, Inc. (“Provide”), which is one of Liberty’s Digital Commerce businesses (as defined in note 2). Under the terms of the $430 million transaction, Liberty will receive 10.2 million shares of FTD common stock representing approximately 35% of the combined company and $121 million in cash. FTD and Liberty expect to complete the transaction by the end of 2014.  Upon completion of the transaction, Liberty expects to account for FTD as an equity-method affiliate based on the ownership level and board representation. Given our significant continuing involvement with FTD, Liberty will not present Provide as a discontinued operation upon completion of the transaction. As of September 30, 2014 and December 31, 2013, the assets and liabilities subject to the sale are comprised of the following (amounts in millions):

	September 30,	December 31,
	2014	2013
Current assets	$45	87
Property & Equipment, net	$34	32
Goodwill	$336	338
Trademarks	$22	22
Other intangible assets, net	$27	31
Other assets	$14	13
Current liabilities	$56	91
Net deferred tax liability	$6	8
Other liabilities	$16	9

These net assets are not deemed material for isolated presentation as assets and liabilities held for sale in our condensed consolidated balance sheets as of September  30, 2014 and December 31, 2013. Accordingly, these net assets are included in the above captions in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

(2)   Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Interactive common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the Interactive Group (which, in future filings will be referred to as the QVC Group as a result of the reattribution, as described below) and Ventures Group, respectively.

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

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. At September 30, 2014, the Ventures Group is primarily comprised of interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $873 million. The Ventures Group also has attributed to it certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. At September 30, 2014, the Interactive Group is primarily focused on video and digital commerce operating businesses and has attributed to it the remainder of Liberty's businesses and assets, including operating subsidiaries QVC, Inc. ("QVC"), Provide, Backcountry, Bodybuilding, Evite, Right Start and CommerceHub as well as interests in HSN, Inc., and cash and cash equivalents of approximately $733 million, which includes subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

On October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the Interactive Group to the Ventures Group of certain of its Digital Commerce companies (defined below), which were valued at $1.5 billion, and approximately $1 billion in cash. The reattributed Digital Commerce companies are comprised of Liberty’s subsidiaries Backcountry.com, Bodybuilding.com, LLC, CommerceHub, Evite.com, Provide and Right Start (collectively, the “Digital Commerce” companies).

In exchange for the Digital Commerce companies and $970 million of cash (collectively, the "Reattributed Assets"), an inter-group interest in the Ventures Group was created in favor of the Interactive Group, which is referred to as the QVC Group subsequent to the reattribution. This inter-group interest was represented as a number of shares of Liberty Ventures common stock issuable to the Interactive Group, which we refer to as the "Inter-Group Interest Shares" (as calculated below). Immediately following the reattribution on October 3, 2014, Liberty's board declared a dividend of the Inter-Group Interest Shares to the holders of Series A and Series B Liberty Interactive common stock in full elimination of the inter-group interest. In connection with the payment of the dividend, typical antidilution adjustments were made to outstanding options of Liberty Interactive common stock equity incentive awards, and the Liberty board has reattributed $30 million in cash (outside of the Reattributed Assets) to the Ventures Group relating to its assumption of liabilities related to those awards.

In the dividend, the Inter-Group Interest Shares were allocated, pro-rata, to the outstanding shares of Series A and Series B Liberty Interactive common stock at 5:00 p.m., New York City time, on October 13, 2014, the record date for the dividend, such that each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014.

The Inter-Group Interest Shares were calculated in accordance with Liberty's restated certificate of incorporation as follows: the total fair value of the Reattributed Assets, as determined by Liberty’s board, of $2.47 billion, divided by the average of the high and low sales prices for the Series A Liberty Ventures common stock on October 3, 2014, which was  $36.50, resulting in 67,671,232 shares of Liberty Ventures common stock so issuable. The Inter-Group Interest Shares were allocated such that the number of shares of Series A Liberty Ventures common stock and shares of Series B Liberty Ventures common stock issued in the dividend were in the same proportion as the shares of Series A Liberty Interactive common stock and Series B Liberty Interactive common stock outstanding on the record date, with each share of Series A Liberty Interactive common stock and each share of Series B Liberty Interactive common stock receiving the same fraction of a share of Series A or Series B Liberty Ventures common stock, as the case may be.

The Interactive Group, has attributed to it, following the reattribution, Liberty’s wholly-owned subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities.    In connection with the

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reattribution, QVC increased the balance on its credit facility to $1.06 billion (see note 10). In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty.

(3) Discontinued Operations

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014,  TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The condensed, consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements.

In connection with the TripAdvisor Holdings Spin-off, Liberty and TripAdvisor Holdings entered into a tax sharing agreement (the “Tax Sharing Agreement”).  The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and TripAdvisor Holdings and other agreements related to tax matters.  Among other things, pursuant to the Tax Sharing Agreement, TripAdvisor Holdings has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the TripAdvisor Holdings Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by TripAdvisor Holdings (applicable to actions or failures to act by TripAdvisor Holdings and its subsidiaries following the completion of the TripAdvisor Holdings Spin-Off).

In October 2014, the IRS completed its examination of the TripAdvisor Holding Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction.  Liberty expects to execute a Closing Agreement with the IRS documenting this conclusion after Liberty’s 2014 tax year ends on December 31, 2014.

Certain combined financial information for TripAdvisor Holdings, which is included in the  discontinued operations line items of the condensed consolidated Liberty balance sheets as of December 31, 2013, is as follows (amounts in millions):

December 31,
2013
Current assets	$653
Investments in available-for-sale securities and other cost investments	$188
Property & Equipment, net	$39
Goodwill	$3,460
Trademarks	$1,832
Other intangible assets, net	$905
Other assets	$18
Current liabilities	$196
Debt, including current portion	$369
Net deferred tax liability	$843

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other liabilities	$44

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$254	275	883	785
Earnings (loss) before income taxes	$13	8	68	21
Earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(1)	(1)	(1)	(1)

Earnings per share of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$(0.01)	(0.01)	(0.03)	(0.02)
Series A and Series B Liberty Ventures common stock	$0.04	0.03	0.19	0.15
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$(0.01)	(0.01)	(0.03)	(0.02)
Series A and Series B Liberty Ventures common stock	$0.04	0.03	0.19	0.15

The assets and liabilities included in the TripAdvisor Holdings Spin-Off, and their resulting impacts on the attributed statements of operations, were included in discontinued operations based on which group owned the assets at the time of the TripAdvisor Holdings Spin-Off.

(4)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries stock appreciation rights ("SARs"), restricted stock grants and options to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with the TripAdvisor Holdings Spin-Off in August 2014, all outstanding Awards with respect to Liberty Ventures common stock (“Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

i.	An adjustment to the exercise price or base price, as applicable, and the number of shares subject to the Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”) and
ii.	A corresponding equity award relating to shares of TripAdvisor Holdings common stock (a “TripAdvisor Holdings Award”)

The exercise prices and number of shares subject to the adjusted Liberty Ventures Award and the TripAdvisor Holdings Award were determined based on 1) the exercise prices and number of shares subject to the Liberty Ventures Award, 2) the pre-distribution trading price of Liberty Ventures common stock and 3) the post-distribution trading prices of Liberty Ventures common stock and TripAdvisor Holdings common stock, such that all of the pre-distribution intrinsic value of the Liberty Ventures Award was allocated between the adjusted Liberty Ventures Award and the TripAdvisor Holdings Award.

Following the TripAdvisor Holdings Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripAdvisor Holdings common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2014	$20
September 30, 2013	$23
Nine months ended:
September 30, 2014	$71
September 30, 2013	$80

During the nine months ended September 30, 2014, Liberty granted, primarily to QVC employees, 1.8 million options to purchase shares of Series A Liberty Interactive common stock.  Such options had a weighted average grant-date fair value of $12.05 per share and vest semi-annually over the 4 year vesting period.

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

	Liberty Interactive
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2014	30,607	$17.98
Granted	1,824	$29.20
Exercised	(2,547)	$14.60
Forfeited/Cancelled	(1,000)	$20.97
Outstanding at September 30, 2014	28,884	$18.88	4.6	years	$280
Exercisable at September 30, 2014	16,340	$17.61	4.2	years	$179

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2014	1,932	$28.71
Granted	1	$73.05
Exercised	(115)	$24.92
Forfeited/Cancelled	(1)	$34.30
Adjustment for the TripAdvisor Holdings Spin-Off	28	$14.63
Outstanding at September 30, 2014	1,845	$14.64	4.5	years	$43
Exercisable at September 30, 2014	1,034	$14.30	4.2	years	$24

There was no activity during the period for the outstanding Liberty Interactive or Liberty Ventures Series B awards.

As of September 30, 2014, the total unrecognized compensation cost related to unvested Liberty outstanding equity Awards was approximately $89 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Interactive Common Stock

Excluded from diluted EPS, for the the three months ended September 30, 2014 and 2013, are 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS, for the nine months ended September 30, 2014 and 2013, are 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	number of shares in millions
Basic EPS	477	513	486	524
Potentially dilutive shares	10	10	10	8
Diluted EPS	487	523	496	532

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Ventures Common Stock

As discussed in note 11, Liberty completed a two for one stock split on April 11, 2014 on its Series A and Series B Liberty Ventures common stock. Therefore, all prior period outstanding share amounts have been retroactively adjusted for comparability.  Excluded from diluted EPS, for all periods presented, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	number of shares in millions
Basic EPS	73	72	73	72
Potentially dilutive shares	1	2	1	2
Diluted EPS	74	74	74	74

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2014			December 31, 2013
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observabl
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$1,462	1,462	—	762	762	—
Short term marketable securities	$667	161	506	412	62	350
Available-for-sale securities	$1,157	1,127	30	1,309	1,047	262
Debt	$2,474	—	2,474	2,355	—	2,355

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$1	31	81	367
Exchangeable senior debentures	17	(15)	(129)	(431)
Other financial instruments	—	(1)	—	15
	$18	15	(48)	(49)

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	September 30,	December 31,
	2014	2013
	amounts in millions
Interactive Group
Other cost investments	$4	4
Total attributed Interactive Group	4	4
Ventures Group
Time Warner Inc.	330	306
Time Warner Cable Inc.	785	741
Other AFS investments	42	262
Total attributed Ventures Group	1,157	1,309
Consolidated Liberty	$1,161	1,313

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at September 30, 2014 and the carrying amount at December 31, 2013:

				December 31,
	September 30, 2014			2013
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
Interactive Group
HSN, Inc.	38%	$1,228	$322	293
Other	various	NA	50	50
Total Interactive Group			372	343
Ventures Group
Expedia, Inc.	18%	$2,022	501	477
Other	various	NA	398	417
Total Ventures Group			899	894
Consolidated Liberty			$1,271	1,237

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	amounts in millions
Interactive Group
HSN, Inc.	$15	15	46	46
Other	(2)	(2)	(5)	(13)
Total Interactive Group	13	13	41	33
Ventures Group
Expedia, Inc.	38	27	42	17
Other	(15)	(11)	(45)	(25)
Total Ventures Group	23	16	(3)	(8)
Consolidated Liberty	$36	29	38	25

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

		Digital
	QVC	Commerce	Total
	amounts in millions
Balance at January 1, 2014	$5,312	560	5,872
Foreign currency translation adjustments	(53)	—	(53)
Impairment and other	—	(10)	(10)
Balance at September 30, 2014	$5,259	550	5,809

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $125 million and $124 million for the three months ended September 30, 2014 and 2013, respectively, and $374 million and $360 million for the nine months ended September 30, 2014 and 2013, respectively. Based on its amortizable intangible assets as of September 30, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2014	$127
2015	$475
2016	$415
2017	$254
2018	$11

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2014	September 30, 2014	December 31, 2013
	amounts in millions
Interactive Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	400	414	423
Subsidiary level notes and facilities
QVC 7.5% Senior Secured Notes due 2019	—	—	761
QVC 3.125% Senior Secured Notes due 2019	400	399	—
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	—
QVC 4.45% Senior Secured Notes due 2025	600	599	—
QVC 5.45% Senior Secured Notes due 2034	400	399	—
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	32	32	922
Other subsidiary debt	157	156	141
Total Interactive Group	$5,430	5,435	5,083
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$439	305	284
3.75% Exchangeable Senior Debentures due 2030	438	293	270
3.5% Exchangeable Senior Debentures due 2031	355	329	316
0.75% Exchangeable Senior Debentures due 2043	850	1,133	1,062
Total Ventures Group debt	$2,082	2,060	1,932
Total consolidated Liberty debt	$7,512	7,495	7,015
Less current classification		(972)	(909)
Total long-term debt		$6,523	6,106

QVC Senior Secured Notes

On March 18, 2014, QVC issued $400 million principal amount of new 3.125%  Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of new 4.85% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness. The net proceeds from the March Notes offerings were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.

On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860% and new $400 million principal amount 5.45% Senior Secured Notes due 2034 at an issue price of 99.784% (collectively, the “August Notes”). The August Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC’s existing secured indebtedness. The net proceeds from the August Notes offerings were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 (the

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

“Redemption”) on September 9, 2014 and for working capital and other general corporate purposes. As a result of the Redemption,  QVC incurred an extinguishment loss of $48 million for the three and nine month periods ended September 30, 2014, which is recorded in other, net in the Company’s condensed consolidated statements of operations.

QVC was in compliance with all of its debt covenants related to its outstanding senior secured notes at September 30, 2014.

QVC Bank Credit Facilities

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 2.3% at September 30, 2014. Availability under the QVC Amended and Restated Credit Agreement at September 30, 2014 was $2.0 billion. See note 2 for a discussion regarding an additional draw in October 2014 in connection with the reattribution of the Company’s Digital Commerce companies from the Interactive Group to the Ventures Group. QVC was in compliance with all debt covenants related to the Amended and Restated Credit Agreement at September 30, 2014.

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  Liberty will review the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.  As of September 30, 2014 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current.

Other Subsidiary Debt

Other subsidiary debt at September 30, 2014 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2014 are as follows (amounts in millions):

Senior debentures	$880
QVC senior secured notes	$4,117

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2014.

(11)   Stockholders' Equity

As of September 30, 2014, Liberty reserved for issuance upon exercise of outstanding stock options approximately 28.9 million shares of Series A Liberty Interactive common stock, 432 thousand shares of Series B Liberty Interactive  common stock, 1.8 million shares of Series A Liberty Ventures common stock and 44 thousand shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of September 30, 2014,  no shares of any Series C Liberty Interactive or Liberty Ventures common stock were issued or outstanding.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On February 27, 2014, Liberty's board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, effected by means of a dividend. The stock split was done in order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock. In the stock split, a dividend was paid on April 11, 2014 of one share of Series A or Series B Liberty Ventures common stock to holders of each share of Series A or Series B Liberty Ventures common stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014.  The stock split has been recorded retroactively for all periods presented for comparability purposes.

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

For the nine months ended September 30, 2014, Liberty has identified the following consolidated subsidiary as its reportable segment:

•

QVC - a consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

Additionally, for presentation purposes, Liberty is providing financial information of the Digital Commerce businesses on an aggregated basis. The consolidated Digital Commerce businesses do not contribute significantly to the overall operations of Liberty on an individual basis; however, Liberty believes that on an aggregated basis they provide relevant information for users of these financial statements.  While these businesses may not meet the aggregation

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

criteria under relevant accounting literature Liberty believes the information is relevant and helpful for a more complete understanding of the consolidated results.

•

Digital Commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet.  Categories of consumer products include perishable and personal gift offerings (Provide), active lifestyle gear and clothing (Backcountry), fitness and health goods (Bodybuilding), digital invitations (Evite) and a drop-ship solutions company (CommerceHub).

Due to the TripAdvisor Holdings Spin-Off during the period, TripAdvisor, Inc. is no longer considered a separate reportable segment.

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

Performance Measures

	Three months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Interactive Group
QVC	$2,020	439	1,947	408
Digital Commerce	310	(2)	278	(5)
Corporate and other	—	(6)	—	(6)
Total Interactive Group	2,330	431	2,225	397
Ventures Group
Corporate and other	—	(6)	—	(4)
Total Ventures Group	—	(6)	—	(4)
Consolidated Liberty	$2,330	425	2,225	393

	Nine months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Interactive Group
QVC	$6,020	1,290	5,882	1,246
Digital Commerce	1,227	53	1,144	73
Corporate and other	—	(16)	—	(17)
Total Interactive Group	7,247	1,327	7,026	1,302
Ventures Group
Corporate and other	—	(12)	—	(10)
Total Ventures Group	—	(12)	—	(10)
Consolidated Liberty	$7,247	1,315	7,026	1,292

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2014
	Total	Investments	Capital
	assets	In affiliates	expenditures
	amounts in millions
Interactive Group
QVC	$12,587	49	99
Digital Commerce	1,149	—	43
Corporate and other	557	323	—
Total Interactive Group	14,293	372	142
Ventures Group
Corporate and other	3,583	899	—
Total Ventures Group	3,583	899	—
Inter-group eliminations	(169)	—	—
Consolidated Liberty	$17,707	1,271	142

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$425	393	1,315	1,292
Stock-based compensation	(20)	(23)	(71)	(80)
Impairment of intangible assets	—	(19)	(7)	(19)
Depreciation and amortization	(166)	(154)	(493)	(463)
Interest expense	(99)	(89)	(292)	(295)
Share of earnings (loss) of affiliates, net	36	29	38	25
Realized and unrealized gains (losses) on financial instruments, net	18	15	(48)	(49)
Other, net	(38)	5	(28)	(36)
Earnings (loss) before income taxes	$156	157	414	375

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

•	rapid technological changes;
•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world; and
•	fluctuations in foreign currency exchange rates.

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

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. ("QVC"). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories (the “Digital Commerce” busisness). The more significant of these include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Provide Commerce, Inc. ("Provide"), Evite, Inc. ("Evite"), LMC Right Start, Inc. (“Right Start”) and CommerceHub. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. Evite operates websites that offer invitations.  Right Start is a high-quality online and brick-and-mortar retailer of products for infants and toddlers. CommerceHub operates a drop-ship solution which allows different software systems from both sides of the transaction to more easily access the data necessary to fulfill orders.

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

As discussed in note 3 to the accompanying financial statements, on August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc., as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. The accompanying condensed consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements. Additionally, TripAdvisor, Inc. and BuySeasons are no longer reflected in the segment financial information for all periods presented.

On July 30, 2014, Liberty announced the execution of a definitive agreement under which FTD Companies, Inc. ("FTD") will acquire Provide Commerce, Inc. (“Provide”), which is one of Liberty’s Digital Commerce businesses. Under the terms of the $430 million transaction, Liberty will receive 10.2 million shares of FTD common stock representing approximately 35% of the combined company and $121 million in cash. FTD and Liberty expect to complete the transaction by the end of 2014.  Upon completion of the transaction, Liberty expects to account for FTD as an equity-method affiliate based on the ownership level and board representation. Given our significant continuing involvement with FTD, Liberty will not present Provide as a discontinued operation upon completion of the transaction.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2014, the Ventures Group is comprised of our interests in Expedia, Inc., Interval Leisure Group, Inc., Tree.com, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $873 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "Interactive Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of September 30, 2014, the Interactive Group is primarily focused on our video and Digital Commerce operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiaries QVC, Provide, Backcountry, Bodybuilding, Evite and CommerceHub as well as our interest in HSN, Inc. and cash and cash equivalents of approximately $733 million, including subsidiary cash. The Interactive Group has attributed to it liabilities that reside with QVC and the other entities listed as well certain liabilities related to our corporate level indebtedness (see note 9 in the accompanying financial statements) and certain deferred tax liabilities.

See our discussion in note 2 to the accompanying financial statements for a discussion of the reattribution of certain Digital Commerce businesses and approximately $1 billion in cash from the Interactive Group to the Ventures Group. In return, Interactive Group shareholders received a dividend of approximately 67.67 million shares of Liberty Ventures common stock, or 0.14217 of a Liberty Ventures share for each share of Interactive Group common stock outstanding on October 13, 2014, the record date of the dividend. The distribution date for the dividend was October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014.

Following the reattribution, the Interactive Group is now referred to as the QVC Group. Following the reattribution, the QVC Group has attributed to it Liberty’s wholly-owned subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities.  Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution had no consolidated impact on Liberty. The reattribution will be reflected in the Liberty financial statements in the fourth quarter on a prospective basis.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments and our Digital Commerce businesses. The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations—Businesses" below.

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
Interactive Group
QVC	$2,020	1,947	6,020	5,882
Digital Commerce	310	278	1,227	1,144
Total Interactive Group	2,330	2,225	7,247	7,026
Ventures Group
Corporate and other	—	—	—	—
Total Ventures Group	—	—	—	—
Consolidated Liberty	$2,330	2,225	7,247	7,026

Adjusted OIBDA
Interactive Group
QVC	$439	408	1,290	1,246
Digital Commerce	(2)	(5)	53	73
Corporate and other	(6)	(6)	(16)	(17)
Total Interactive Group	431	397	1,327	1,302
Ventures Group
Corporate and other	(6)	(4)	(12)	(10)
Total Ventures Group	(6)	(4)	(12)	(10)
Consolidated Liberty	$425	393	1,315	1,292

Operating Income (Loss)
Interactive Group
QVC	$276	259	820	804
Digital Commerce	(14)	(43)	(16)	(11)
Corporate and other	(15)	(14)	(43)	(48)
Total Interactive Group	247	202	761	745
Ventures Group
Corporate and other	(8)	(5)	(17)	(15)
Total Ventures Group	(8)	(5)	(17)	(15)
Consolidated Liberty	$239	197	744	730

Revenue.    Our consolidated revenue increased 4.7% or $105 million and increased 3.1% or $221 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The three month increase was primarily due to the increased revenue at QVC ($73 million) and the Digital Commerce companies ($32 million).   The nine month increase was primarily due to the increased revenue at QVC ($138 million) and the Digital Commerce companies ($83 million). See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

Consolidated Adjusted OIBDA increased 8.1% or $32 million and increased 1.8% or $23 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The overall Adjusted OIBDA growth for the three months ended September 30, 2014 was primarily due to the increased operating results at QVC of $31 million and an increase in the Digital Commerce results of $3 million. The overall Adjusted OIBDA growth for the nine months ended September 30, 2014 was primarily due to the increased operating results at QVC of $44 million.  These increases were partially offset by a decline in the Digital Commerce results of $20 million.  See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

We recorded $20 million and $23 million of stock-based compensation for the three months ended September 30, 2014 and 2013, respectively. We recorded $71 million and $80 million of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $89 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.3 years.

Operating income.    Our consolidated operating income increased 21.3% or $42 million and increased 1.9% or $14 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The overall increase in operating income for the three months ended September 30, 2014 was due to an increase in operating income at QVC of $17 million and the Digital Commerce companies of $29 million offset slightly by corporate and other. The overall increase in operating income for the nine months ended September 30, 2014 was due to an increase in operating income at QVC of $16 million and a decrease at the Digital Commerce companies of $5 million.  See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Interest expense
Interactive Group	$(80)	(71)	(235)	(224)
Ventures Group	(19)	(18)	(57)	(71)
Consolidated Liberty	$(99)	(89)	(292)	(295)

Share of earnings (losses) of affiliates
Interactive Group	$13	13	41	33
Ventures Group	23	16	(3)	(8)
Consolidated Liberty	$36	29	38	25

Realized and unrealized gains (losses) on financial instruments, net
Interactive Group	$2	(18)	9	(1)
Ventures Group	16	33	(57)	(48)
Consolidated Liberty	$18	15	(48)	(49)

Other, net
Interactive Group	$(46)	—	(46)	(55)
Ventures Group	8	5	18	19
Consolidated Liberty	$(38)	5	(28)	(36)

Consolidated Liberty other income (expense)	$(83)	(40)	(330)	(355)

Interest expense.    Interest expense increased for the three months ended September 30, 2014, as compared to the corresponding periods in the prior year. The increase in the Interactive Group interest expense is primarily attributable to QVC's issuance of additional senior notes during the year. The decrease in the Ventures Group interest expense during the nine months ended September 30, 2014 as compared to the corresponding period in the prior year is primarily attributable to the refinancing of certain debt instruments in the first quarter of 2013.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Interactive Group
HSN, Inc.	$15	15	46	46
Other	(2)	(2)	(5)	(13)
Total Interactive Group	13	13	41	33
Ventures Group
Expedia, Inc.	38	27	42	17
Other	(15)	(11)	(45)	(25)
Total Ventures Group	23	16	(3)	(8)
Consolidated Liberty	$36	29	38	25

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

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$1	31	81	367
Exchangeable senior debentures	17	(15)	(129)	(431)
Other derivatives	—	(1)	—	15
	$18	15	(48)	(49)

The changes in realized and unrealized gains (losses) on financial instruments is due to market activity through the period on the various financial instruments that are marked to market on a periodic basis.

Other, net.   During the three months ended September 30, 2014 QVC retired approximately $769 million of its Senior Secured Notes. The premium paid at the extinguishment resulted in an approximate $48 million loss on the extinguishsment of such instruments, including the write-off of the discount and deferred loan costs, which is reflected in the other, net line item. QVC retired approximately $731 million of its Senior Secured Notes during the nine months ended September 30, 2013. The notes were redeemed at a premium which resulted in an approximate $57 million loss on the extinguishment of such instruments, which is reflected in the other, net line item. None of the retirements in the prior year were completed during the three months ended September 30, 2013.

Income taxes.    We had income tax expense of $27 million and $35 million for the three months ended September 30, 2014 and 2013, respectively.  We had income tax expense of $107 million and $81 million for the nine months ended September 30, 2014 and 2013, respectively. Income tax amounts were lower than the U.S. statutory tax rate of 35%, in all periods, primarily due to tax credits generated by our alternative energy investments.

Net earnings.    We had net earnings of $139 million and $131 million for the three months ended September 30, 2014 and 2013, respectively, and net earnings of $355 million and $334 million for the nine months ended September 30, 2014 and 2013, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of September 30, 2014, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of September 30, 2014, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Fair Value Option
	equivalents	securities	AFS Securities
	amounts in millions
QVC	$586	—	—
Digital Commerce	35	—	—
Corporate and other	112	16	—
Total Interactive Group	733	16	—
Corporate and other	873	651	1,157
Total Ventures Group	873	651	1,157
Total Liberty	$1,606	667	1,157

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of $2.0 billion under the QVC credit facility at September 30, 2014. As of September 30, 2014, QVC had approximately $348 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2014	2013
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$1,108	535
Net cash provided (used) by investing activities	$(230)	13
Net cash provided (used) by financing activities	$(477)	(2,096)

During the nine months ended September 30, 2014, Liberty's primary uses of cash were $2,920 million of repayments on outstanding debt and repurchases of Series A Liberty Interactive common stock of $736 million. These activities were funded primarily from borrowings of $3,233 million, net sales of short term and other marketable securities of $358 million, approximately $350 million of cash received from TripAdvisor Holdings in connection with the TripAdvisor Holdings Spin-Off, cash provided by operating activities and cash on hand.

The projected uses of Liberty cash are the continued capital improvement spending of approximately $100 million  for the remainder of the year, approximately $75 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses.  We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC also has a joint venture with CNR Media Group, formally known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR'').  QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.

On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Net revenue	$2,020	1,947	6,020	5,882
Costs of goods sold	1,266	1,222	3,772	3,701
Gross profit	754	725	2,248	2,181
Operating expenses:
Operating	175	176	533	520
SG&A expenses (excluding stock-based compensation)	140	141	425	415
Adjusted OIBDA	439	408	1,290	1,246
Stock-based compensation	16	10	34	29
Depreciation	34	26	100	89
Amortization of intangible assets	113	113	336	324
Operating income	$276	259	820	804

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
QVC-U.S.	$1,368	1,303	4,025	3,912
QVC-Japan	216	236	673	752
QVC-Germany	229	224	706	681
QVC-U.K.	173	156	516	449
QVC-Italy	34	28	100	88
Consolidated QVC	$2,020	1,947	6,020	5,882

QVC's consolidated net revenue increased 3.8% and 2.3% for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was primarily comprised of $36 million due to a 1.7% increase in units sold, $26 million due to a 1.2% increase in consolidated average selling price per unit ("ASP"), a decrease in estimated product returns of $7 million and an increase in shipping and handling revenue of $3 million. The decrease in the estimated product returns was primarily due to lower return rates in Japan in all product categories and a positive mix shift to the home category in Germany which returns at a lower rate. The increase in shipping and handling revenue is primarily due to higher shipped volumes in the U.S. The nine month increase in net revenue was primarily comprised of $63 million due to a 1.0% increase in units sold, $62 million due to a 1.0% increase in ASP and $16 million in favorable foreign currency rates in all countries except Japan.

During the three and nine months ended September 30, 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	5.0%	5.0%	2.9%	2.9%
QVC-Japan	(8.5)%	(4.0)%	(10.5)%	(4.7)%
QVC-Germany	2.2%	2.5%	3.7%	0.9%
QVC-U.K.	10.9%	2.9%	14.9%	6.2%
QVC-Italy	21.4%	17.6%	13.6%	9.4%

QVC-U.S.' net revenue growth for the three months ended September 30, 2014 was primarily due to a 4.0% increase in units shipped and a 0.6% increase in ASP. QVC-U.S.' net revenue growth for the nine months ended September 30, 2014 was primarily due to a 2.8% increase in units shipped and a 0.8% increase in ASP, partially offset by an increase in estimated product returns primarily as a result of the shipped sales increase and adjustments to prior period estimates based on actual experience. For both the three and nine month periods ended September 30, 2014, QVC-U.S. experienced shipped sales growth primarily in the home, apparel, and accessories categories partially offset by a decline in electronics. For the three months ended September 30, 2014, QVC-Japan's shipped sales in local currency declined in all categories except beauty and electronics. For the nine months ended September 30, 2014, QVC-Japan's shipped sales in local currency declined in all categories except electronics. The declines in QVC-Japan's shipped sales in local currency were primarily due to a local consumption tax increase that became effective April 1, 2014. For the three and nine month periods ended September 30, 2014, QVC-Germany's shipped sales in local currency primarily increased in the home category, somewhat offset by declines in apparel and jewelry. For the three month period ended September 30, 2014, QVC-U.K. experienced shipped sales growth in local currency primarily in the home and beauty categories. For the nine months ended September 30, 2014, QVC-U.K.'s shipped sales growth in local currency increased in all categories except electronics. For the three months ended September 30, 2014, QVC-Italy experienced shipped sales growth in local currency increased in all categories except electronics. For the nine months ended September 30,

2014, QVC-Italy experienced shipped sales growth in local currency primarily in beauty, apparel and accessories categores.

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

QVC's gross profit percentage was 37.3% for each of the three and nine months ended September 30, 2014, compared to 37.2% and 37.1% for the three and nine months ended September 30, 2013, respectively.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $1 million or 0.6% and increased $13 million or 2.5% for the three and nine months ended September 30, 2014, respectively.

For the three months ended September 30, 2014,  operating expenses decreased due to lower programming and production costs of $3 million primarily in Japan and Germany, offset somewhat by higher credit card fees in the U.S. due to sales increases. For the nine months ended September 30, 2014, the variance was primarily due to an increase in commission expenses of $5 million, an increase in customer service expenses of $3 million, an increase in credit card fees of $3 million and unfavorable foreign currency exchange rates of $2 million. For the nine months ended September 30, 2014,  the increase in commission expenses was primarily due to higher programming distribution expenses in Japan and the U.K. The increase in customer service expenses was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times in Germany. Customer service and credit card expenses increased in the U.S. due to volume associated with the sales increase.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased  $1 million and increased $10 million for the three and nine month periods ended September 30, 2014, respectively. SG&A expenses as a percent of net revenue decreased from 7.2% to 6.9% for the three months ended September 30, 2014 and were flat year over year for the nine months ended September 30, 2014, due to a variety of factors.

For the three months ended September 30, 2014, SG&A expenses decreased primarily due to higher credit card income of $6 million and lower other expenses of $3 million, somewhat offset by an increase in outside services of $4 million, a higher provision for doubtful accounts of $3 million and higher marketing expenses of $1 million. For the nine months ended September 30, 2014, the increase in expenses was primarily due to an increase in outside services and information technology of $16 million, higher marketing expenses of $10 million, an increase in the provision for doubtful accounts of $6 million and unfavorable foreign currency exchange rates of $3 million. These amounts were primarily offset by an increase in credit card income of $13 million, a decrease in other expenses of $8 million and a decrease in personnel costs of $5 million.

For the three and nine months ended September 30, 2014, the increase in outside services was primarily driven by information technology and commerce platform projects and global market expansion expenses in the U.S. and France. For the three and nine month periods ended September 30, 2014, the increase in marketing expenses was primarily due to online and social media campaigns. For the three and nine month periods ended September 30, 2014, the increase in the provision for doubtful accounts was primarily due to increased Easy-Pay in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany and Italy) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. For the three and nine month periods ended September 30, 2014, the increase in credit card income was primarily due to higher bank reserve requirements associated with the U.S. regulatory environment in the prior year impacting the overall economics of the portfolio. QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and was effective August 1, 2014. For the three and nine month periods ended September 30, 2014, the decrease in other expenses was primarily due to a decrease in state franchise tax expense in the U.S. associated with the timing of credits and audit adjustments as well as rent expense in Italy with the purchase of its building in the beginning of 2014. Additionally, for the nine months ended September 30, 2014, the decrease in personnel costs were primarily due to a prior year personnel tax accrual in Germany.

Depreciation and amortization consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Affiliate agreements	$37	38	113	113
Customer relationships	43	43	129	129
Acquisition related amortization	80	81	242	242
Property and equipment	34	26	100	89
Software amortization	22	25	65	61
Channel placement amortization and related expenses	11	7	29	21
Total depreciation and amortization	$147	139	436	413

Digital Commerce businesses.    Our Digital Commerce businesses are comprised primarily of Provide, Backcountry, Bodybuilding, Evite, Right Start and CommerceHub. Revenue for the Digital Commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the Digital Commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.

Revenue increased $32 million and $83 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year.  The significant Digital Commerce businesses experienced varying increases in revenue during the three and nine months ended September 30, 2014. Provide experienced modest revenue growth due to softness in demand for their products and slightly lower average order values. Bodybuilding and Backcountry revenue grew due to increases in transactions on relatively stable average order values.  CommerceHub grew revenue 32% during both periods due to an equivalent percentage increase in transactions processed.

Adjusted OIBDA for the Digital Commerce businesses increased $3 million and decreased $20 million for the three and nine months ended September 30, 2014,  respectively, as compared to the corresponding periods in the prior year.  For the three months ended September 30, 2014 and 2013 the Adjusted OIBDA losses were approximately 1% and 2% as a percentage of revenue, respectively. For the nine months ended September 30, 2014 and 2013 Adjusted OIBDA was approximately 4% and 6% as a percentage of revenue, respectively. The improvement in Adjusted OIBDA margin for the quarter ended September 30, 2014 was primarily due to improved gross margins at Bodybuilding and Backcountry, cost savings initiatives and the revenue growth at CommerceHub. These improvements were partially offset by a $5 million reserve that was recorded on RedEnvelope inventory during the period in anticipation of winding down the business in early 2015 combined with $2 million of transaction costs associated with the FTD transaction. Excluding these items, Provide was relatively flat and the other Digital Commerce businesses experienced increases in Adjusted OIBDA and Adjusted OIBDA margin. The decline in Adjusted OIBDA as a percentage of revenue for the nine months ended September 30, 2014 was due to the one-time items discussed above, combined with increased technology and personnel costs, increased marketing spend during the first half of the year and the impact of a large storm on the east coast during the first quarter of 2014 that disrupted delivery efforts and also impacted top line sales. These decreases were offset somewhat by increases at CommerceHub due to revenue growth and increases at Backcountry due to cost savings initiatives, improvements in gross margin and the impact of an acquisition in 2013.

Operating income increased $29 million and decreased $5 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year.  The increase in operating income was primarily due to the timing of a significant impairment taken in the third quarter of 2013 and a smaller impairment taken in the second quarter of 2014. Additionally, operating income increased due to stock based compensation expense decreasing as valuations of certain subsidiaries were lowered based on slower than anticipated growth.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty Interactive
QVC	$32	2.3%	$4,116	5.0%
Corporate and other	$78	2.5%	$1,204	5.9%
Liberty Ventures
Corporate and other	$—	—%	$2,082	2.5%

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

At September 30, 2014, the fair value of our AFS equity securities was $1,161 million. Had the market price of such securities been 10% lower at September 30, 2014, the aggregate value of such securities would have been $116 million lower.  Our investments in Expedia and HSN, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $3,250 million at September 30, 2014 and had the market price of such securities been 10% lower at September 30, 2014, the aggregate value of such securities would have been $325 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.   Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the spin-off of Liberty TripAdvisor Holdings, Inc. during August 2014, the board authorized $350 million for the repurchase of either the Liberty Interactive or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.

A summary of the repurchase activity for the three months ended September 30, 2014 is as follows:

	Series A Liberty Interactive Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2014	3,201,649	$29.06	3,201,649	$ 599	million
August 1 - 31, 2014	3,392,244	$28.30	3,392,244	$ 503	million
September 1 - 30, 2014	2,347,652	$29.34	2,347,652	$ 434	million
Total	8,941,545		8,941,545

In addition to the shares listed in the table above, 821 shares of Series A Liberty Ventures common stock and 17,039 shares of Series A Liberty Interactive common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2014.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33982) as filed on September 3, 2014).

10.1

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33982) as filed on September 3, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: November 5, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 5, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33982) as filed on September 3, 2014).

10.1

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33982) as filed on September 3, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith