Form 10-K
period 2014-12-31
Liberty Interactive Corp
filed 2015-02-27
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of Liberty Interactive Corporation common stock, as of the closing of trading on the last trading day prior to June 30, 2014, was approximately $16.5 billion.

The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2015 was:

	Series A	Series B
Liberty Interactive common stock	445,514,269	28,877,554
Liberty Ventures common stock	134,527,932	6,991,142

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY INTERACTIVE CORPORATION

2014 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

Liberty Interactive Corporation, formerly known as Liberty Media Corporation, ("Liberty", the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are primarily engaged in the video and on-line commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our significant consolidated subsidiaries QVC, Inc. ("QVC"), Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub and Evite, Inc. (“Evite”) and our equity affiliates Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), FTD Companies, Inc. (“FTD”), Interval Leisure Group, Inc. (“Interval Leisure Group”) and LendingTree, Inc. (“LendingTree”).

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

On October 3, 2014, Liberty reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce companies, including Backcountry, Bodybuilding, CommerceHub, Provide Commerce, Inc., Evite and LMC Right Start, Inc. Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. The QVC Group has attributed to it Liberty’s wholly-owned subsidiary QVC and its approximate 38% interest in HSN, along with cash and certain liabilities. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty.

Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks, QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore no group can own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors.

Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”), which was effected as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock. TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc. as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth at QVC; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends;
•	consumer spending levels, including the availability and amount of individual consumer debt;

•

changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping programming;

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

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934, as amended.  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce industries.  Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, Adjusted OIBDA (defined in Part II, Item 7 of this report) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings.  Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

(c)Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments:

Consolidated Subsidiaries
QVC, Inc.
Backcountry.com, Inc.
Bodybuilding.com, LLC
CommerceHub
Evite, Inc.

Equity Method Investments
Expedia, Inc. (Nasdaq:EXPE)
HSN, Inc. (Nasdaq:HSNI)
FTD Companies, Inc. (Nasdaq:FTD)
Interval Leisure Group, Inc. (Nasdaq:IILG)
LendingTree, Inc. (Nasdaq:TREE)

QVC, Inc.

QVC, Inc. ("QVC"), a wholly-owned subsidiary, markets and sells a wide variety of consumer products primarily through live televised shopping programs distributed to approximately 317 million worldwide households each day (including the joint venture in China as discussed below in further detail) and via its websites and other interactive media, including QVC.com. The name, QVC, stands for "Quality, Value and Convenience," which is what QVC strives to deliver to its customers. QVC’s operating strategy is to create a premier multimedia lifestyle brand and shopping destination for its customers, further penetrate its core customer base, generate new customers, enhance programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2014, approximately 92% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months, respectively). In the same period, QVC attracted approximately 3.2 million new customers. QVC’s global e-commerce operation comprised $3.5 billion, or 40%, of its consolidated net revenue for the year ended December 31, 2014.

QVC markets its products in an engaging, entertaining format primarily through live television programs and interactive features on its websites.  In the U.S., QVC distributes its programming live 24 hours per day, 364 days per year and presents on average 819 products every week. Internationally, QVC distributes live programming 17 to 24 hours per day, depending on the market.  QVC classifies their product into six groups: home, beauty, apparel, jewelry, accessories and electronics, which, in 2014, accounted for 32%, 17%, 16%, 12%, 12% and 11% respectively, of its consolidated shipped sales.  For the year ended December 31, 2013, such percentages were 31%, 17%, 16%, 12%, 12%  and 12%, respectively. For the year ended December 31, 2012, such percentages were 30%, 16%, 16%, 13%, 12% and 13%, respectively.  Many of QVC's brands are exclusive, while others are created by well-known designers. It is QVC's product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. QVC offers many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of its products are endorsed by celebrities, designers and other well-known personalities who often join its presenters to personally promote their products and provide lead-in publicity on their own television shows. QVC believes that its ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. QVC closely monitors customer demand and its product mix to remain well-positioned and relevant in popular and growing retail segments, which QVC believes is a significant competitive advantage relative to competitors who operate bricks-and-mortar stores.

QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.

Since its inception, QVC has shipped over 1.7 billion packages in the U.S. alone. QVC operates nine distribution centers and eight call centers worldwide and is able to ship approximately 94% of its orders within 48 hours of order placement. In 2014, QVC's work force of approximately 17,300 employees handled approximately 167 million customer calls, shipped approximately 173 million units globally and served approximately 12 million customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Time Warner Cable and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC-U.S.'s live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 108 million television households. QVC distributes its programming to approximately 98% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, its domestic website, and mobile applications via streaming video. QVC-U.S., including QVC.com, contributed $6.1 billion, or 68.8%, of consolidated net revenue for the year ended December 31, 2014.

In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antennae in such markets, regardless of whether it subscribes to a paid television service.  This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.

In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems.  The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.

QVC.com, launched in 1996, complements QVC-U.S.'s televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on QVC.com. QVC views e-commerce as a natural extension of its business, allowing it to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2014, QVC.com generated net revenue of $2.7 billion, or 45.3% of its total domestic net revenue. For the year ended December 31, 2014, approximately 70% of new U.S. customers made their first purchase through QVC.com.

QVC's televised shopping programs reached approximately 120 million television households outside of the U.S., primarily in Germany, Japan, the United Kingdom and Italy. In addition, QVC's joint venture in China reached approximately 89 million homes. Beyond the main QVC channels, QVC-Germany and the QVC-U.K. also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on its international websites and mobile applications. QVC's international businesses each employ product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2014, QVC's international operations generated $2.7 billion of consolidated net revenue and $481 million of Adjusted OIBDA (defined in Part II, Item 7 of this report), and QVC's international websites generated $793 million, or 28.9%, of its total international net revenue.

On July 4, 2012, QVC entered into a joint venture with Beijing‑based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (“CNR”), China's government‑owned radio division. The joint venture, CNR Home Shopping Co., Ltd. (“CNRS”), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture is combining CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.

On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected for the summer of 2015.

QVC distributes its television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K. and neighboring countries. QVC also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., QVC uplinks its analog and digital programming transmissions using a third-party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements expire in 2019 through 2020. The transponder service agreements for the international transponders expire in 2015 through 2024.

QVC continually seeks to expand and enhance its television and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC launched QVCHD in the U.S. in April 2008, and in May 2009, became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of QVC's U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows QVC to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD reached approximately 80 million television households, as it continues to develop and launch features to further enrich the television viewing experience.

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers.  QVC's affiliation agreements with both domestic and international distributors have termination dates ranging from 2015 to 2022. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 24% of its U.S. distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In Germany, Japan, the U.K. and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.

In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors primarily in the U.S. for carriage and to secure positioning within a broadcast area or within the general entertainment area on the distributor's channel line-up.  QVC believes that a portion of its sales are attributable to purchases resulting from channel “surfing” and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, QVC will continue to monitor optimal channel placement and attempt to negotiate agreements with its distributors to maximize the viewership of its television programming.

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2014, approximately 86% of its worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,328 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data, approximately 53% of its 8 million domestic customers for the twelve months ended December 31, 2014 were women between the ages of 35 and 64.

QVC strives to be prompt and efficient in order taking and fulfillment. QVC has three domestic phone centers located in San Antonio, Texas; Port St. Lucie, Florida; and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. This ability to transfer calls reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. QVC also has one phone center in each of Japan, the U.K. and Italy and two call centers in Germany. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized voice response units, which handle approximately 29% of all orders taken on a worldwide basis.

In addition to taking orders from its customers through phone centers and online, QVC continues to expand its ordering platforms. QVC is expanding mobile device ordering capabilities and over the past several years has launched iPhone and iPad applications, Android and Blackberry applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 17% of all orders directly through their mobile devices in 2014.

Through QVC's nine worldwide distribution centers, QVC shipped approximately 94% of its orders within 48 hours of order placement in the year ended December 31, 2014. QVC's domestic distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; West Chester, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. QVC also has distribution centers in Sakura-shi, Chiba, Japan, Hücklehoven, Germany, Knowsley, UK and Castel San Giovanni, Italy.

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

QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the twelve months ended December 31, 2014, QVC is the leading television retailer in the U.S. and generates substantially more net revenue than its closest two televised shopping competitors, HSN (an entity in which we have a 38% ownership interest as of December 31, 2014) and EVINE Live, formerly known as ShopHQ. QVC's international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom.  Additionally, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.

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

Domestically, QVC has registered trademarks and service marks for a variety of items including, but not limited to its brand name, "QVC" and "Quality Value Convenience", the "Q QVC Ribbon Logo," “Q” and its proprietary products sold such as "Arte D'Oro", "Cook's Essentials", "Denim & Co.," "Diamonique", "Nature's Code," "Northern Nights" and

"Ultrafine Silver."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand name and propriety products including, but not limited to, "QVC" the "Q QVC Ribbon Logo," “Q,” "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." QVC considers the service mark for the "QVC" name the most significant trademark or service mark held by it because of its impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic trademarks or service marks, QVC's trademark and service mark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year.

Backcountry.com, Inc.

We acquired 81% of the equity of Backcountry in June 2007 and through additional acquisitions of 9%, our overall ownership at December 31, 2014 is 90%.  Backcountry is an e-retailer for outdoor adventure, cycling, action sports and motorcycle gear and clothing. Its nine separate websites cater to a variety of outdoor enthusiasts. Five of the sites offer name-brand products at retail prices, and three other sites offer substantial discounts to online shoppers on a flash-sales type basis.

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

Backcountry's business is seasonal, with approximately 35% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its two distribution centers located in Salt Lake City, Utah and Christiansburg, Virginia. Backcountry also houses a warehouse in Germany for Bergfruende.de. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

Bodybuilding.com, LLC

On December 31, 2007, we acquired 82.9% of Bodybuilding. Subsequent to that time we have acquired an additional 7.1% of Bodybuilding, giving us overall ownership of 90.0%.

Bodybuilding is an Internet retailer of sports, fitness, and nutritional supplements. It also hosts an online health-and-fitness publication, offering free fitness content, workout programs, video trainers, recipes, health advice and motivational stories. The online e-retail model combines detailed product information and real-time user reviews on more than 15,000 health-and-fitness supplements and accessories to help the consumer achieve their health, fitness and appearance goals. Beyond the e-retail model, Bodybuilding.com is a site that provides the technology and the tools needed for personal training, nutrition, supplement expertise and support groups.

Bodybuilding’s customers include gym-goers, athletes, weightlifters, bodybuilders and any individual wanting to improve their mental and physical well-being.  Bodybuilding tries to offer a holistic experience for people looking to achieve their goals. BodySpace is an inclusive social networking site within Bodybuilding.com that allows people of varying health and fitness levels to discuss goal setting, techniques, supplementation and achievements as users track their progress.

Bodybuilding launched its primary website in 1999 and now has more than 22,000 pages of editorial content, more than 9,000 videos, over 16,000 pages of store content, more than 6.25 million forum threads, more than 110 million forum posts, nearly 30 million monthly unique visitors and more than 9 million BodySpace members.

Bodybuilding is one of the largest e-retailers in the supplement industry, seeking to offer its customers competitive prices and quality customer service. Bodybuilding's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions toward health and fitness.

CommerceHub

CommerceHub, an approximately 99% owned subsidiary, provides a Software-as-a-Service platform for online retailers and their suppliers (manufacturers, and distributors). Retailers use the company's software to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. A web-based catalog is available to retailers, who browse through products from a network of manufacturers and distributors. The retailer selects the products they want to sell and the product images and descriptions necessary to post the products for sale online are available through the CommerceHub solution. When consumers purchase products from the retailer, a purchase order is electronically delivered to the relevant supplier, which ships the ordered items directly to the consumer. The retailer is able to monitor the status of orders sent through CommerceHub to ensure that consumers receive the purchased products within the expected time frame.

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

Evite, Inc.

With over 25 million registered users, Evite (www.evite.com), a wholly owned subsidiary, is an online invitation and social event planning service on the Web. Evite helps hosts get their parties started with hundreds of stylish invitation designs that are free and easy to use. Evite facilitates nearly 7 million parties, get-togethers and gatherings every year for which over 250 million online Evite invitations are sent each year. In addition to invitations, Evite also offers creative party ideas, planning checklists and other tools. Launched in 1998, Evite is headquartered in Los Angeles.

Expedia, Inc.

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio - including approximately 450,000 hotels in 200 countries, 400 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via its sites, its private label business and its call centers in order to reach its extensive, global audience.

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

Expedia provides 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, Expedia uses a combination of outsourced and in-house call centers. Expedia's call centers are located throughout the world, including extensive outsourced operations in the Philippines, El Salvador, Egypt and India. Expedia invested significantly in its call center technologies, with the goal of improving customer experience and increasing the efficiency of its call center agents. Expedia's systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have communication links as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of Expedia's owned computer hardware for operating the websites are located at these facilities. For some critical systems, Expedia has both production and disaster-recovery facilities

We own an approximate 18% equity interest and 58% voting interest in Expedia.  We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote our shares of Expedia, subject to certain limitations.  Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 10 members.

HSN, Inc.

HSN became a separate public company in August 2008 in connection with the separation of IAC/InterActiveCorp into five separate companies.  HSN is an interactive multi-channel retailer with strong direct-to-consumer expertise among its two operating segments, HSN and Cornerstone Brands.  HSN offers innovative, differentiated retail experiences on TV, online, mobile, in catalogs, and in bricks-and-mortar stores.  HSN now reaches approximately 95 million homes (broadcast live 24 hours a day, seven days a week).  Cornerstone Brands comprises leading home and apparel lifestyle brands including Ballard Design, Frontgate, Garnet Hill, Grandin Road, Improvements, Chasing Fireflies and Travelsmith.  Cornerstone Brands distributes approximately 320 million catalogs annually, operates eight separate e-commerce sites, and runs 10 retail stores.

We own approximately 38% of the outstanding common stock of HSN.  We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors.  We have nominated two of the current nine board members.

FTD Companies, Inc.

FTD is a premier floral and gifting company that provides floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. FTD uses the highly-recognized FTD® and Interflora® brands, both supported by the Mercury Man logo. While FTD primarily operates in the United States, Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, FTD has a worldwide presence in nearly 40,000 floral shops in 150 countries. FTD’s portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K.

Liberty obtained its ownership interest in FTD during December 2014 in a transaction whereby Liberty exchanged its former wholly-owned subsidiary Provide for cash and a 35% ownership interest in FTD. We have entered into an agreement with FTD pursuant to which, among other things, we have the right to proportional representation on FTD’s board of directors based on our ownership interest in FTD.  In connection with this transaction, FTD increased its board of directors from seven to 11 directors. Liberty nominated the four additional directors to the board of directors.

Interval Leisure Group, Inc.

Interval Leisure Group is another of the companies spun off by IAC in August 2008.  Interval Leisure Group is a global provider of membership and leisure services to the vacation industry.  Interval has two operating segments: Membership and Exchange and Management and Rental. Interval, its principal business in the Membership and Exchange segment, has offered its resort developer clients and consumer members high-quality programs and services for more than 30 years.  Its approximately two million member families have access to a comprehensive package of year-round benefits, including the opportunity to exchange the use of their shared ownership vacation time for alternate accommodations.  Interval has a network of approximately 2,900 resorts in over 80 countries.  The Management and Rental segment provides hotel, condominium resort, timeshare resort and homeowners' association management, and rental services to both vacation property owners and vacationers at over 250 vacation properties, resorts and club locations in North America, Europe, Hawaii and Guam. Interval Leisure Group is headquartered in Miami, Florida, and operates in the U.S. and 16 other countries.

We own approximately 29% of the outstanding common stock of Interval Leisure Group.  We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to nominate 20% of the members of Interval Leisure Group's board of directors.  We have nominated two of the current nine board members.

LendingTree, Inc.

LendingTree was also spun off by IAC in August 2008. LendingTree is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in their customers' lives. LendingTree’s family of brands includes: LendingTree®, GetSmart®,  DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTree® and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, home services, education, auto and other financial products from multiple business and professionals who compete for their business.  LendingTree is headquartered in Charlotte, North Carolina.

We own approximately 25% of the outstanding common stock of LendingTree.  We have entered into an agreement with LendingTree pursuant to which, among other things, we have the right to nominate 20% of the members of LendingTree’s board of directors.  We have nominated two of the current six board members.

Regulatory Matters

Programming and Interactive Television Services

Although QVC, a wholly owned subsidiary, and HSN, a business affiliate, market and sell consumer products through a variety of outlets, each does so, in large part, through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters.  Consequently, regulation of programming services and the entities that distribute them can affect QVC and HSN.  In the United States, the Federal Communications Commission (“FCC”) regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to QVC and HSN.

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interest in Charter Communications, Inc. of Liberty Broadband Corporation (“Liberty Broadband”), and Liberty Global plc’s ownership interest in Liberty Cablevision of Puerto Rico, LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. We are also subject to the program access rules as a condition of FCC approval of LMC’s transaction with News Corporation in 2008.

On December 19, 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of MVPD in its rules to include services, such as Internet-based services, that make available for purchase by viewers, multiple linear streams of video programming, regardless of the technology used to distribute the programming.  If the FCC were to adopt its proposed definition and determine that the program access rules apply to such MVPDs, QVC and HSN potentially would be required to negotiate with, and license their programming services to, such MVPDs and to comply with other related regulatory requirements.

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

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that require, among other things, video programming owners to send caption files for Internet protocol ("IP") delivered video programming to video programming distributors and providers along with program files. A four year implementation period for the IP-delivered programming captioning requirements began in March 2012. In February 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. These new closed captioning requirements take effect in March 2015. As a result, QVC and HSN may incur additional costs for closed captioning.

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission ("FTC") adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Congress has extended the moratorium on state and local taxes on Internet access and commerce until October 1, 2015.  Legislative proposals that would further extend the moratorium on state and local taxes on Internet access and commerce are pending in Congress.

Goods sold over the Internet also must comply with traditional regulatory requirements, such as the FTC requirements regarding truthful and accurate claims. To the extent that Bodybuilding.com, for example, markets or sells nutritional or dietary supplements, its activities may be regulated by the Food and Drug Administration ("FDA") in certain respects. Dietary supplement distributors must comply with FDA regulations regarding supplement labeling and reporting.

Our online commerce businesses are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information are under final consideration in the European Union and may be enacted in 2015, and a European Union directive restricting the Internet tracking tools known as "cookies" has taken effect. In the U.S., the FTC has proposed a privacy policy framework, and legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information is pending in Congress. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress and individual states may consider additional online privacy legislation.

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

In 2010, the FCC adopted rules in its open Internet proceeding that require all broadband providers to disclose network management practices, restrict broadband providers from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting lawful network traffic. The open Internet rules could restrict the ability of broadband providers to block or otherwise disadvantage our Internet businesses. On January 14, 2014, the United States Court of Appeals for the District of Columbia Circuit vacated the anti-discrimination and anti-blocking rules, holding that the FCC did not have statutory authority to adopt such rules, but upheld the disclosure rule. On May 15, 2014, the FCC issued a notice of proposed rulemaking regarding new open Internet rules for which all comment periods have expired.  On February 4, 2015, the Chairman of the FCC released a fact sheet summarizing the open Internet rules being circulated to the other FCC Commissioners for final consideration.  These rules reclassify broadband Internet access as a “telecommunications service” rather than an “information service” so that the FCC may adopt net neutrality rules under Title II of the Communications Act, as well as Section 706 of the  Telecommunications Act of 1996. The rules also would prohibit broadband providers from:  (1) blocking access to legal content, applications, services or non-harmful devices; (2) impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (3) favoring some lawful Internet traffic over other lawful traffic in exchange for consideration.  The FCC presently is scheduled to vote on the proposed open Internet rules at an open meeting on February 26, 2015. Legislation addressing these issues also is receiving preliminary consideration in Congress.

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

Competition

Our businesses that engage in video and online commerce compete with traditional bricks-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers.  Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share.  However, some of these competitors, such as Amazon, have a significantly greater Web-presence than our e-commerce subsidiaries.  In addition, QVC and HSN compete for access to customers and audience share with each other and with other conventional forms of entertainment and content.  We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.  Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services.  Expedia also competes with hoteliers and airlines as well as travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services.  We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2014, our corporate function is supported by a services agreement with LMC which has 78 corporate employees who are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 20,000 full and part-time employees.  We believe that our employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 18 to our consolidated financial statements found in Part II of this report.

(e)Available Information

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

Risk Factors Related to our Company, the QVC Group and the Ventures Group

The risks described below apply to our company and to the businesses and assets attributable to the QVC Group (which we previously referred to as the Interactive Group) and the Ventures Group.

The historical financial information of the QVC Group and the Ventures Group included in this Form 10-K, may not necessarily reflect their results had they been separate companies.  One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of QVC Group tracking stock and Ventures Group tracking stock, investors should recognize that the historical financial information of the QVC Group and the Ventures Group has been extracted from our consolidated financial statements prior to and for a period of time following the LMC Split-Off, as well as prior to and for a period of time following the creation of the Ventures Group in August 2012, and may not necessarily reflect what the QVC Group’s and the Ventures Group’s results of operations, financial condition and cash flows would have been had the QVC Group and the Ventures Group been separate, stand-alone entities pursuing independent strategies during the periods presented.

We have identified a material weakness in QVC’s internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. -Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to a material weakness at our wholly-owned subsidiary, QVC.  Specifically, we identified a material weakness relating to the design and effectiveness of information technology general controls intended to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored.  This material weakness did not result in any misstatements of our consolidated financial statements and disclosures for any annual or interim period.

As further described in “Item 9A. – Controls and Procedures,” we and QVC are in the process of taking the necessary steps to remediate the material weakness that we identified and have made enhancements to QVC’s control procedures; however, the material weakness will not be remediated until the necessary controls have been implemented and are determined to be operating effectively. Although no assurance can be given as to when the remediation plan will be completed, management believes the remediation efforts will be completed during the third quarter of 2015.

We cannot assure you that our and QVC’s efforts to fully remediate this internal control weakness will be successful or that additional or similar material weaknesses will not develop or be identified.

Implementing any appropriate changes to QVC’s internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of QVC’s internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that QVC’s internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.

Our subsidiary QVC  depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, DIRECTV, DISH Network, Time Warner Cable and Cox in the U.S., JCN, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, Kabel Deutschland Vertrieb und Service GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia Kabel BW GmbH, Tele Columbus and Primacom  in Germany, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, Arqiva, British Sky Broadcasting, Freesat, SDN and Virgin Media in the United Kingdom and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2015 and 2022.  As part of normal course renewal discussions, occasionally QVC has disagreements with its distributors over the terms of its carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC’s programming to a material portion of its television households may adversely affect its growth, net revenue and earnings.  The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 24% of its U.S. distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with them have passed.  QVC may be unable to obtain renewals with its current distributors on acceptable terms, if at all. QVC may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming. Although QVC considers its current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect its viewership, growth, net revenue and earnings.

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

Our businesses attributed to each group are subject to risks of adverse government regulation. Our programming businesses, such as QVC and HSN, market and provide a broad range of merchandise through television shopping programs and proprietary websites.  Similarly, our online commerce businesses, such as Expedia and the e-commerce companies, market and provide a broad range of merchandise and/or services through their proprietary websites. As a result, these businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chain, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our brands and businesses.

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

In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.

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

Weak economic conditions worldwide may reduce consumer demand for our products and services. The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, customers of our subsidiaries and affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue across each of our tracking stock groups. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit the expansion of our subsidiaries and affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

We may be subject to significant tax liabilities related to the TripAdvisor Holdings Spin-Off.  In connection with the TripAdvisor Holdings Spin-Off, we received a ruling from the IRS (“Ruling”) and an opinion of tax counsel, in each case to the effect that the TripAdvisor Holdings Spin-Off will qualify as a tax-free transaction to our company and to the holders of our Ventures Group tracking stock under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (“Code”).  Although the Ruling is generally binding on the IRS, the Ruling does not address certain requirements necessary to obtain tax-free treatment to our company and the holders of our Ventures Group tracking stock as a result of the IRS’s ruling policy with respect to transactions under Section 355 of the Code (and instead is based upon representations made by Liberty that these requirements have been satisfied), and the continuing validity of the Ruling is subject to the accuracy of representations and factual statements made by Liberty to the IRS.  Further, an opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge.  In October 2014, the IRS completed its examination of the TripAdvisor Holding Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. If it is determined, for whatever reason, that the TripAdvisor Holdings Spin-Off does not qualify for tax-free treatment, our company and/or the holders of our Ventures Group tracking stock could incur significant tax liabilities.

Prior to the TripAdvisor Holdings Spin-Off, we entered into a tax sharing agreement with TripAdvisor Holdings.  Under this agreement, our company is generally responsible for any taxes and losses resulting from the failure of the TripAdvisor Holdings Spin-Off to qualify as a tax-free transaction; however, TripAdvisor Holdings is required to indemnify our company for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by TripAdvisor Holdings (applicable to actions or failures to act by TripAdvisor Holdings and its subsidiaries following the completion of the TripAdvisor Holdings Spin-Off), or (ii) result from the application of Section 355(e) of the Code to the TripAdvisor Holdings Spin-Off as a result of the treatment of the TripAdvisor Holdings

Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of TripAdvisor Holdings or any successor corporation.  As the taxpaying entity, however, we are subject to the risk of non-payment by TripAdvisor Holdings of its indemnification obligations under the tax sharing agreement.

To preserve the tax-free treatment of the TripAdvisor Holdings Spin-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the TripAdvisor Holdings Spin-Off.  In addition, our potential tax liabilities related to the TripAdvisor Holdings Spin-Off might discourage, delay or prevent a change of control transaction for some period of time following the TripAdvisor Holdings Spin-Off.

Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates attributed to our QVC Group and our Ventures Group obsolete or non-competitive.  Our subsidiaries and business affiliates attributed to each group must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. As their operations grow in size and scope, our subsidiaries and business affiliates must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. There can be no assurance that our subsidiaries and business affiliates will be able to compete with advancing technology or be able to maintain existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner, and any failure to do so could result in customers seeking alternative service providers and may adversely affect the group to which they are attributed, thereby adversely impacting our revenue and operating income.

Our subsidiaries and business affiliates attributed to each of our QVC and Ventures Groups conduct their businesses under highly competitive conditions.  Although QVC and HSN are two of the nation’s largest home shopping networks, they and the e-commerce businesses attributed to the Ventures Group have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, internet retailers, and mail-order and catalog companies.  In addition, QVC competes with HSN as well as other televised shopping retailers, such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom.  QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, Expedia, our online travel-oriented business, faces significant competition from travel agencies (both bricks-and-mortar and online) as well as from travel destination sites and Internet search portals. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing.  For example, Bodybuilding.com competes with retailers such as GNC, and Backcountry.com competes with retailers such as REI, which have both online and bricks-and-mortar operations. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

The sales and operating results of the businesses attributed to each of our QVC Group and Ventures Group depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.    In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC and HSN) and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

The failure of our subsidiary QVC and our business affiliate HSN to maintain suitable placement for their respective programming could adversely affect their ability to attract and retain television viewers and could result in a decrease in revenue. QVC and HSN are dependent upon the continued ability of their programming to compete for viewers.  Effectively competing for television viewers is dependent, in substantial part, on their ability to negotiate and maintain placement of their programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. The advent of digital compression technologies and the adoption of digital cable have resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts the ability of both QVC and HSN to negotiate and maintain suitable channel placement with their respective distributors. Increased channel capacity could adversely affect the ability to attract television viewers to QVC’s or HSN’s programming to the extent it results in a less favorable channel position for their respective programming, such as placement adjacent to programming that does not complement their respective programming, a position next to their respective televised home shopping competitors or isolation in a "shopping" tier, more competitors entering the marketplace, or more programming options being available to the viewing public in the form of new television networks and timeshifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over Internet connections). In addition, if QVC’s or HSN’s programming is carried exclusively by a distributor on a digital programming tier, QVC or HSN may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. QVC and HSN may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. The future success of each of QVC and HSN will depend, in part, on their ability to anticipate and adapt to technological changes and to offer elements of their respective programming via new technologies in a cost-effective manner that meets customer demands and evolving industry standards.

Any continued or permanent inability of QVC or HSN to transmit their programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiary QVC and our business affiliate HSN is dependent upon their continued ability to transmit their respective programming to television providers from their respective satellite uplink facilities, which transmissions are subject to FCC compliance in the U.S. and foreign regulatory requirements in QVC’s and HSN’s  international operations. In most cases, each of QVC and HSN has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming.  However, QVC does have transponder service agreements in the United Kingdom and Germany that will expire in 2015.  Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and believes that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future.  Although QVC considers the transponder service agreements that are expiring in 2015 to be in the ordinary course, the failure to successfully renew or negotiate new transmission agreements that results in an inability to transmit its programming would result in lost revenue and could result in lost customers, which could adversely affect our financial condition and results of operation.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC, our business affiliate HSN and our other online commerce businesses  may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC and HSN), as well as their websites, information and related systems, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems or delays in implementing new systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. QVC and HSN also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of their respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair their ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

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

Our home television and online commerce businesses are subject to security risks, including security breaches and identity theft. In order to succeed, our home television and online commerce businesses must be able to provide for secure transmission of confidential information over public networks. Any penetration of network security or other misappropriation or misuse of personal information could cause interruptions in the operations of their business and subject them to increased costs, litigation and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business. These businesses may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. They also face risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business online. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties. Our subsidiaries and business affiliates regard their respective intellectual property rights, including service marks, trademarks and domain names, copyrights (including their programming and their websites), trade secrets and similar intellectual property, as critical to their success. These businesses also rely heavily upon software codes, informational databases and other components that make up their products and services. From time to time, these businesses are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce the intellectual property rights of these businesses, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect the business, financial condition and results of operations of these businesses and in turn our financial condition and results of operations. The failure of these businesses to protect their intellectual property rights, particularly their proprietary brands, in a meaningful manner or third party challenges to related contractual rights could result in erosion of brand names and limit the ability of these businesses to control marketing on or through the internet using their various domain names, which could adversely affect the business, financial condition and results of operations of these businesses, as well as the financial condition and results of operations of our company.

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies.  Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits.  These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase.  In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates.  If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates.  Other potential adverse consequences of changing carriers include reduced visibility of order status and package tracking, delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Any increase in shipping rates and related fuel and other surcharges passed on to these business by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary Backcountry.com earns approximately 35% of its revenue in the fourth quarter, and our subsidiary Bodybuilding.com experiences a busier first quarter as people start to implement New Year’s resolutions toward health and fitness. If the vendors for these businesses are not able to provide popular products in sufficient amounts such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

The failure of our subsidiary QVC to effectively manage its Easy-Pay and revolving credit card programs could result in less income. QVC offers Easy-Pay in the U.S., U.K., Germany and Italy (known as Q-Pay in Germany and Italy), a payment plan that, when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. We cannot predict whether customers will pay all of their Easy-Pay installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. In addition, QVC-U.S. has an agreement with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to QVC’s customers for the sole purpose of purchasing merchandise from QVC with a QVC branded credit card (“Q Card”). QVC receives a portion of the net economics of the credit card program according to percentages that vary with the performance of the portfolio. We cannot predict the extent to which QVC’s customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.

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

Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the United States that are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;
•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;
•	limited ability to repatriate funds to the U.S. at favorable tax rates;
•	potentially adverse tax consequences;
•	export and import restrictions, tariffs and other trade barriers;
•	increases in taxes and governmental royalties and fees;
•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
•	changes to general consumer protection laws and regulations;
•	difficulties in staffing and managing international operations; and
•

threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of service that are critical to QVC’s international businesses.

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

Our online commerce businesses, including QVC, HSN and Expedia could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google).  In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization, or SEO (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing, or SEM (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic.  Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality.  No assurance can be given that the fees paid to search portals may exceed the revenue generated by their visitors.  Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including QVC, HSN and Expedia, may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes used for smartphone advertising and related monetization strategies are still in development.

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition.   As of December 31, 2014, QVC had total debt of approximately $4.6 billion outstanding and an additional $1.5 billion available for borrowing under its senior secured credit facility as of that date. QVC may incur significant additional indebtedness in the future. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

•	increase QVC’s vulnerability to general adverse economic and industry conditions;
•	require a substantial portion of QVC’s cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness;

•

limit QVC’s ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to it for operations and any future business opportunities;

•	limit flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;
•	competitively disadvantage QVC compared with competitors that have less debt;
•	limit QVC’s ability to borrow additional funds or to borrow funds at rates or on other terms that they find acceptable; and
•	expose QVC to the risk of increased interest rates because certain of QVC’s borrowings, including borrowings under its credit facility, are at variable interest rates.

In addition, it is possible that QVC may need to incur additional indebtedness in the future in the ordinary course of business. If new debt is added to its current debt levels, the risks described above could intensify. If QVC experiences adverse effects on its financial condition as a result of its indebtedness, our financial performance could be adversely affected as well.

We do not have the right to manage our business affiliates attributed to either our QVC Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable.  We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake or with respect to which we have provided a proxy over our voting power to a third party) including Expedia, which is attributed to our Ventures Group, and HSN, which is attributed to our QVC Group. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.

We have overlapping directors and management with LMC, TripAdvisor Holdings and Liberty Broadband, which may lead to conflicting interests. As a result of the LMC Split-Off, the TripAdvisor Holdings Spin-Off and LMC's spin-off of Liberty Broadband in November 2014, most of the executive officers of Liberty also serve as executive officers of LMC, TripAdvisor Holdings and Liberty Broadband, and there are overlapping directors. None of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings or Liberty Broadband have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings or Liberty Broadband looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings and Liberty Broadband stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings and/or Liberty Broadband. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripAdvisor Holdings has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings and Liberty Broadband) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings or Liberty Broadband and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of December 31, 2014, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $3,272 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC, to pay dividends or to make other payments or advances to us or Liberty LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “-We do not have the right to manage our business affiliates attributed to either our QVC Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk.  Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $2,481 million as of December 31, 2014. Under the terms of these exchangeable debentures, which are attributed to our Ventures Group (other than the 1% Exchangeable Senior Debentures due 2043, which are attributed to the QVC Group), the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that would be significant.

Risks Relating to the Ownership of Our Common Stock due to our Tracking Stock Capitalization

Holders of QVC Group tracking stock and Ventures Group tracking stock are common stockholders of our company and are, therefore, subject to risks associated with an investment in our company as a whole, even if a holder does not own shares of common stock of both of our groups.  Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the QVC Group or the Ventures Group in order to prepare the separate financial statement schedules for each of those groups, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of QVC Group tracking stock and Ventures Group tracking stock do not have any legal rights related to specific assets attributed to the QVC Group or the Ventures Group and, in any liquidation, holders of QVC Group tracking stock and holders of Ventures Group tracking stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

Our board of directors' ability to reattribute businesses, assets and expenses between tracking stock groups may make it difficult to assess the future prospects of either tracking stock group based on its past performance.  Our board of directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to the other tracking stock group, without the approval of any of our stockholders. For example, in October 2014, our board of directors approved the change in attribution from the QVC Group to the Ventures Group of certain Liberty online commerce subsidiaries and approximately $1 billion in cash, without stockholder approval. Any reattribution made by our board, as well as the existence of the right in and of itself to effect a reattribution, may impact the ability of investors to assess the future prospects of either tracking stock group, including its liquidity and capital resource needs, based on its past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of each group based on past performance, as our board of directors may use one group's liquidity to fund the other group's liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

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

The market price of QVC Group tracking stock and Ventures Group tracking stock may not reflect the performance of the QVC Group and the Ventures Group, respectively, as we intend.  We cannot assure you that the market price of the common stock of a group, in fact, will reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of QVC Group tracking stock and Ventures Group tracking stock are common stockholders of our company as a whole and, as such, will be subject to all risks associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each series of stock of a group may simply reflect the performance of our company as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.

The market price of QVC Group tracking stock and Ventures Group tracking stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.  The market prices of QVC Group tracking stock and Ventures Group tracking stock may be materially affected by, among other things:

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

•	changes in financial estimates by securities analysts regarding QVC Group tracking stock or Ventures Group tracking stock or the companies attributable to either of our tracking stock groups;
•

the complex nature and the potential difficulties investors may have in understanding the terms of both of our tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stock; and

•	general market conditions.

The market value of QVC Group tracking stock and Ventures Group tracking stock could be adversely affected by events involving the assets and businesses attributed to either of the groups.  Because we are the issuer of QVC Group tracking stock and Ventures Group tracking stock, an adverse market reaction to events relating to the assets and businesses attributed to either of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of our other group. This could occur even if the triggering event is not material to us as a whole. A certain triggering event may also have a greater impact on one group than the same triggering event would have on the other group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other group or the borrowing costs of our company as a whole.

We may not pay dividends equally or at all on QVC Group tracking stock or Ventures Group tracking stock.  We do not presently intend to pay cash dividends on QVC Group tracking stock or Ventures Group tracking stock for the foreseeable future. However, we will have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and we may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of the other group. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce our assets legally available to be paid as dividends on the shares relating to the other group.

Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock.  Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the QVC Group and the Ventures Group. Our tracking stock groups are not separate entities and thus holders of QVC Group tracking stock and Ventures Group tracking stock do not have the right to elect separate boards of directors. As a result, our company's officers and directors owe fiduciary duties to our company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our company and all of our stockholders may not be in the best interest of a particular group when considered independently. Examples include:

•	decisions as to the terms of any business relationships that may be created between the QVC Group and the Ventures Group or the terms of any reattributions of assets or liabilities between the groups;
•

decisions as to the allocation of consideration among the holders of QVC Group tracking stock and Ventures Group tracking stock, or among the series of stocks relating to either of our groups, to be received in connection with a merger involving our company;

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

Our directors' or officers' ownership of QVC Group tracking stock and Ventures Group tracking stock may create or appear to create conflicts of interest.  If directors or officers own disproportionate interests (in percentage or value terms) in QVC Group tracking stock or Ventures Group tracking stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of QVC Group tracking stock or Ventures Group tracking stock.

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

Our board of directors may change the management and allocation policies to the detriment of either group without stockholder approval.  Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between the QVC Group and the Ventures Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities between them. These policies are not included in the restated charter. Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.

Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.  Principles of Delaware law and the provisions of our restated charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the “business judgment rule.” In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the stockholders of one of our groups if a majority of our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of Liberty and all of our stockholders.

Stockholders will not vote on how to attribute consideration received in connection with a merger involving our company among holders of QVC Group tracking stock and Ventures Group tracking stock.  Our restated charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our company is to be attributed to the holders of QVC Group tracking stock and holders of Ventures Group tracking stock or to the holders of different series of stock, and none of the holders of QVC Group tracking stock or Ventures Group tracking stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our company among holders of QVC Group tracking stock and Ventures Group tracking stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of QVC Group tracking stock and Ventures Group tracking stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of the QVC Group or the Ventures Group without your approval.  Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our restated charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the QVC Group or the Ventures Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.

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

Holders of QVC Group tracking stock or Ventures Group tracking stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.  If the QVC Group or the Ventures Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of QVC Group tracking stock or Ventures Group tracking stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of QVC Group tracking stock or Ventures Group tracking stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock of that group. Accordingly, if we sell all or substantially all of the assets attributed to the QVC Group or the Ventures Group, our stockholders could suffer a loss in the value of their investment in our company.

In the event of a liquidation of Liberty, holders of Ventures Group tracking stock and QVC Group tracking stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders.  Under the restated charter, upon Liberty's liquidation, dissolution or winding up, holders of the Ventures

Group tracking stock and the QVC Group tracking stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty's assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of "liquidation units" per share. Relative liquidation units were determined based on the volume weighted average prices of the Ventures Group tracking stock and the QVC Group tracking stock over the 20 trading day period which commenced shortly after the initial filing of the restated charter. Hence, the assets to be distributed to a holder of either tracking stock upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the QVC Group tracking stock and the Ventures Group tracking stock over time.

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

Holders of QVC Group tracking stock and Ventures Group tracking stock will vote together and will have limited separate voting rights.  Holders of QVC Group tracking stock and Ventures Group tracking stock will vote together as a single class, except in certain limited circumstances prescribed by our restated charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of each group have no voting rights, other than those required under Delaware law. When holders of QVC Group tracking stock and Ventures Group tracking stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than the other.

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

Our capital structure, as well as the fact that the QVC Group and the Ventures Group are not independent companies, may inhibit or prevent acquisition bids for the QVC Group or the Ventures Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.  If the QVC Group and the Ventures Group were separate independent companies, any person interested in acquiring the QVC Group or the Ventures Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend QVC Group tracking stock and Ventures Group tracking stock to reflect the separate economic performance of the QVC Group and the Ventures Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of our company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to ours.

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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 37% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% and 94% of the outstanding shares of each of our Series B Liberty Interactive common stock and Series B Liberty Ventures common stock, respectively, as of January 31, 2015.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We lease our corporate headquarters in Englewood, Colorado  under a facilities agreement with LMC.  All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. QVC also owns call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany; and Chiba-Shi, Japan. QVC owns distribution centers in Lancaster, Pennsylvania and West Chester, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Sakura-shi, Chiba, Japan; and Hücklehoven, Germany. Additionally, we own multi-functional buildings in Knowsley, United Kingdom and Brugherio,

Italy. To supplement the facilities QVC owns, it also leases various facilities worldwide. In 2013, QVC-Japan transitioned to its new headquarters in Japan that includes television studios, broadcast facilities, administrative offices and a call center. QVC-Germany owns its headquarters in Germany that includes television studios, broadcast facilities and administrative offices. In 2012, QVC-U.K. transitioned to its new leased headquarters in the U.K. that includes television studios, broadcast facilities and administrative offices. In 2014, QVC-Italy took ownership of its previously leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment and telecommunications switches.

Item 3. Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Series A and Series B Liberty Interactive common stock (LINTA and LINTB) had been outstanding since May 2006.  On August 9, 2012 Liberty completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock (which continued to trade as LINTA and LINTB) and Liberty Ventures common stock (LVNTA and LVNTB) as tracking stocks.  In order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock, on April 11, 2014, a two for one stock split of Series A and Series B Liberty Ventures common stock was effected by means of a dividend that was paid on April 11, 2014 of one share of Series A or Series B Liberty Ventures common stock to holders of each share of Series A or Series B Liberty Ventures common stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014. Accordingly, the high and low sales prices of LVNTA and LVNTB common stock have been retroactively restated in the table below. On October 3, 2014, Liberty reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce companies. Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014.  Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2014 and 2013.

	QVC Group
	Series A (QVCA)		Series B (QVCB)
	High	Low	High	Low
2013
First quarter (1)	$22.11	19.93	21.55	19.51
Second quarter (1)	$24.31	19.79	23.01	19.77
Third quarter (1)	$25.25	21.95	25.13	21.94
Fourth quarter (1)	$29.57	22.83	29.39	23.23
2014
First quarter (1)	$30.12	25.58	30.00	25.01
Second quarter (1)	$30.68	27.76	31.10	27.70
Third quarter (1)	$30.23	26.95	30.17	27.04
Fourth quarter (1)	$30.60	22.37	31.40	23.73

	Liberty Ventures
	Series A (LVNTA)		Series B (LVNTB)
	High	Low	High	Low
2013
First quarter	$39.75	33.64	38.43	34.09
Second quarter	$43.02	36.36	42.35	37.23
Third quarter	$48.04	40.69	48.14	42.25
Fourth quarter	$62.20	40.91	60.65	44.64
2014
First quarter	$74.21	55.63	74.66	60.65
Second quarter (April 1 - April 11)	$68.66	56.06	71.93	58.02
Second quarter (April 12 - June 30) (2)	$73.96	54.67	67.03	56.24
Third quarter (July 1 - August 27) (3)	$75.95	68.45	80.02	71.72
Third quarter (August 28 - September 30) (3)	$39.95	36.40	42.66	39.50
Fourth quarter	$38.32	25.12	39.80	29.12

(1)	Previously reflected under the LINTA or LINTB ticker symbol, respectively, for the respective period through October 6, 2014.
(2)

As discussed above and in the accompanying consolidated financial statements in Part II of this report, Liberty completed a two for one stock split on April 11, 2014 on its Series A and Series B Liberty Ventures common stock.

(3)

As discussed in Part I of this report, the TripAdvisor Holdings Spin-Off was effected on August 27, 2014 as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock.

Holders

As of January 31, 2015, there were approximately 2,200 and 100 record holders of our Series A and Series B Liberty Interactive common stock, respectively, and approximately 1,800 and 100 record holders of our Series A and Series B Liberty Ventures common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B Liberty Interactive common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock.  In connection with the TripAdvisor Holdings Spin-Off during August 2014, the board authorized $350 million for the repurchase of either the Liberty Interactive or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.

A summary of the repurchase activity for the three months ended December 31, 2014 is as follows:

Series A Liberty Interactive Common Stock (QVCA)
(d) Maximum Number
(or Approximate Dollar
			(c) Total Number of	Value) of Shares that
	(a) Total Number	(b) Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2014	—	$—	—	$1.4 billion
November 1 - 30, 2014	—	$—	—	$1.4 billion
December 1 - 31, 2014	1,731,226	$28.52	1,731,226	$1.4 billion
Total	1,731,226		1,731,226

Item 6.Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2014	2013	2012	2011	2010
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$2,306	902	2,291	846	1,351
Investments in available-for-sale securities and other cost investments	$1,224	1,313	1,720	1,168	1,110
Investment in affiliates	$1,633	1,237	851	951	949
Intangibles not subject to amortization	$7,893	8,383	8,424	8,450	8,450
Assets of discontinued operations (1) (2)	$—	7,095	7,428	349	89
Total assets (2)	$18,641	24,676	26,255	17,339	26,600
Long-term debt	$7,105	6,106	5,905	4,848	5,970
Deferred income tax liabilities, noncurrent	$1,849	2,001	2,023	2,046	2,706
Liabilities of discontinued operations (1) (2)	$—	1,452	1,748	19	3,877
Equity (2)	$5,780	11,435	12,051	6,627	11,442
Noncontrolling interest (1)	$107	4,499	4,489	134	129

	Years ended December 31,
	2014	2013	2012	2011	2010
	amounts in millions,
	except per share amounts
Summary Statement of Operations Data:
Revenue	$10,499	10,219	9,888	9,461	8,775
Operating income (loss)	$1,188	1,136	1,163	1,133	1,096
Interest expense	$(387)	(380)	(466)	(426)	(626)
Share of earnings (losses) of affiliates	$39	33	47	139	112
Realized and unrealized gains (losses) on financial instruments, net	$(57)	(22)	(351)	84	62
Gains (losses) on transactions, net	$74	(1)	443	—	355
Earnings (loss) from continuing operations (3):
Liberty Capital common stock	NA	NA	NA	10	28
Liberty Interactive Corporation common stock	NA	NA	33	576	796
Liberty Interactive common stock	$575	500	291	NA	NA
Liberty Ventures common stock	3	54	281	NA	NA
	$578	554	605	586	824
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	NA	NA	NA	0.12	0.31
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	—	0.88	1.26
Series A and Series B Liberty Interactive common stock	$1.10	0.88	0.48	NA	NA
Series A and Series B Liberty Ventures common stock	$0.03	0.74	4.26	NA	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	NA	NA	NA	0.12	0.30
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	—	0.87	1.24
Series A and Series B Liberty Interactive common stock	$1.09	0.86	0.47	NA	NA
Series A and Series B Liberty Ventures common stock	$0.03	0.73	4.19	NA	NA

(1)On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own.  Following the transaction we owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock.  On

August 27, 2014, we completed the TripAdvisor Holdings Spin-Off. TripAdvisor Holdings is comprised of Liberty’s former interest in TripAdvisor as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and corporate level debt. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. However, noncontrolling interest attributable to our former ownership interest in TripAdvisor is included in the noncontrolling interest line item in the consolidated balance sheet from the date of acquisition until the date of completion of the TripAdvisor Holdings Spin-Off. See note 5 of the accompanying consolidated financial statements for further details on the TripAdvisor Holdings Spin-Off.

(2)On September 23, 2011, Liberty completed the LMC Split-Off.  At the time of the LMC Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups.  The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC.

(3)Includes earnings (losses) from continuing operations attributable to the noncontrolling interests of $40 million, $45 million, $63 million, $53 million and $45 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock for the period subsequent to March 3, 2008 through September 23, 2011.  Basic and diluted EPS have been calculated for Liberty Interactive Corporation common stock for the periods from May 9, 2006 to August 9, 2012.  Basic and diluted EPS have been calculated for Liberty  Interactive common stock and Liberty Ventures common stock subsequent to August 9, 2012.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC, Inc. (“QVC”). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories. These include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub, Provide Commerce, Inc. ("Provide") (see discussion below), Evite, Inc. (“Evite”) and LMC Right Start, Inc. (“Right Start”) (collectively, the “Digital Commerce” businesses). Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. CommerceHub provides a Software-as-a-Service platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. On December 31, 2014, FTD Companies, Inc. ("FTD") acquired Provide from Liberty in return for approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash (the “FTD Transaction”). Subsequent to the FTD Transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation. Evite is an online invitation and social event planning service on the Web. Right Start is a retailer of products for infants through toddlers such as quality strollers, car seats, nursery and feeding accessories, plus care and other products.

Our "Corporate and Other" category includes our corporate ownership interests in unconsolidated businesses and corporate expenses. We hold ownership interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc. and LendingTree, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc. and Time Warner Cable Inc., which are accounted for at their respective fair market values and are included in "Corporate and Other."

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

On October 3, 2014, Liberty reattributed from the QVC Group to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash. In connection with the reattribution, each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014 which resulted in an aggregate of 67.7 million shares of Series A and Series B Liberty Ventures common stock being issued.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  Following the reattribution, the Ventures Group is comprised primarily of our interests in Expedia, Inc., Interval Leisure Group, Inc., LendingTree, our Digital Commerce companies,  investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $1,884 million (at December 31, 2014), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily focused on our video operating businesses. Following the reattribution, the QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiary QVC and our 38% interest in HSN, Inc. as well as cash in the amount of approximately $422 million (at December 31, 2014), including subsidiary cash.

Discontinued Operations

On August 27, 2014, Liberty completed the TripAdvisor Holdings Spin-Off. TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

Strategies and Challenges

QVC. QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. In 2015, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.

Internationally, beyond the main QVC channels, QVC-Germany and QVC-U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.

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

The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for QVC’s products and services since a substantial portion of QVC’s revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, remain uncertain, persist, or deteriorate further, QVC’s customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC’s ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. QVC is currently unable to predict the extent of any of these potential adverse effects.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segment and the Digital Commerce businesses (included in the QVC Group results through the date of reattribution and in the Ventures Group thereafter). The "corporate and other" category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see "Results of Operations - Businesses" below.

Operating Results

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Revenue
QVC Group
QVC	$8,801	8,623	8,516
Digital Commerce	1,227	1,596	1,372
Corporate and other	—	—	—
Total QVC Group	10,028	10,219	9,888
Ventures Group
Digital Commerce	471	NA	NA
Corporate and other	—	—	—
Total Ventures Group	471	—	—
Consolidated Liberty	$10,499	10,219	9,888

Adjusted OIBDA
QVC Group
QVC	$1,910	1,841	1,828
Digital Commerce	53	103	102
Corporate and other	(24)	(20)	(27)
Total QVC Group	1,939	1,924	1,903
Ventures Group
Digital Commerce	44	NA	NA
Corporate and other	(18)	(11)	(5)
Total Ventures Group	26	(11)	(5)
Consolidated Liberty	$1,965	1,913	1,898

Operating Income (Loss)
QVC Group
QVC	$1,279	1,245	1,268
Digital Commerce	(16)	(26)	(30)
Corporate and other	(57)	(64)	(63)
Total QVC Group	1,206	1,155	1,175
Ventures Group
Digital Commerce	8	—	—
Corporate and other	(26)	(19)	(12)
Total Ventures Group	(18)	(19)	(12)
Consolidated Liberty	$1,188	1,136	1,163

Revenue.    Our consolidated revenue increased 2.7% and 3.3% for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The current year and prior year increases were the result of increased revenue at QVC ($178 million and $107 million, respectively) and the Digital Commerce companies ($102 million and $224 million, respectively). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

Consolidated Adjusted OIBDA increased $52 million and $15 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods.  See "Results of Operations - Businesses"  below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

We recorded $108 million, $118 million and $91 million of stock compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease of $10 million in stock-based compensation during 2014 was primarily attributable to slightly fewer options being granted in recent years which resulted in less stock-based compensation expense being recognized. The increase of $27 million in stock-based compensation during 2013 was primarily attributable to the additional recognition of stock-based compensation related to the one-time exchange offer in 2012 ("2012 Option Exchange"), as more fully described in note 14, in the accompanying consolidated financial statements.  As of December 31, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $80 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years.

Operating income.    Our consolidated operating income increased $52 million and decreased $27 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods.  See "Results of Operations - Businesses"  below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Interest expense
QVC Group	$(312)	(290)	(322)
Ventures Group	(75)	(90)	(144)
Consolidated Liberty	$(387)	(380)	(466)

Share of earnings (losses) of affiliates
QVC Group	$51	48	28
Ventures Group	(12)	(15)	19
Consolidated Liberty	$39	33	47

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$(22)	(12)	51
Ventures Group	(35)	(10)	(402)
Consolidated Liberty	$(57)	(22)	(351)

Gains (losses) on transactions, net
QVC Group	$—	(1)	—
Ventures Group	74	—	443
Consolidated Liberty	$74	(1)	443

Other, net
QVC Group	$(43)	(54)	—
Ventures Group	22	25	47
Consolidated Liberty	$(21)	(29)	47

Interest expense.    Interest expense increased $7 million and decreased $86 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The increase in interest expense for the year ended December 31, 2014 was due to increased utilization of the QVC credit facility during the current year. The decrease in interest expense for the year ended December 31, 2013 was the result of a slight decrease in the average debt balance outstanding during that year and the refinancing of prior outstanding obligations for debt with more favorable interest rates.  The refinancing of debt required a premium payment on the outstanding debentures which was recognized as a $57 million dollar extinguishment loss and was reflected in the other, net line item in the consolidated statement of operations for the year ended December 31, 2013.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
QVC Group
HSN, Inc.	$60	61	40
Other	(9)	(13)	(12)
Total QVC Group	51	48	28
Ventures Group
Expedia, Inc.	58	31	67
Other	(70)	(46)	(48)
Total Ventures Group	(12)	(15)	19
Consolidated Liberty	$39	33	47

The share of earnings (losses) of affiliates for the years ended December 31, 2014 and 2013 were relatively flat based on the operating results of the equity affiliates.  The decrease in share of earnings between December 31, 2013 and 2012 was the decrease in operating results of Expedia.  The change in the other category for the Ventures Group is primarily related to alternative energy investments that generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statement of operations.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Fair value option securities	$173	514	470
Exchangeable senior debentures	(230)	(553)	(602)
Other derivatives	—	17	(219)
	$(57)	(22)	(351)

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate.  The significant change in other derivatives was the forward  sale contract entered into on 12 million Expedia common shares that was entered into and settled during the year ended December 31, 2012.

Gains (losses) on transactions, net.    The gain on transactions during the year ended December 31, 2014 is due to the FTD Transaction. The gain on transactions during the year ended December 31, 2012 is due to a gain on the sale of Expedia shares during the year.

Income taxes.    Our effective tax rate for the years ended December, 31 2014, 2013 and 2012 was 30.9%, 24.8% and 31.5%, respectively.  The effective tax rate is less than the U.S. federal tax rate of 35% during all years presented primarily due to tax credits derived from our alternative energy investments. The effective tax rate during 2013 was further impacted by a change in the corporate effective state rate for outstanding deferred tax liabilities and assets at Liberty due to a change in the apportionment of income to various states

Net earnings.    We had net earnings of $626 million, $580 million and $1,591 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2014 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings.  Liberty and QVC are in compliance with their debt covenants as of December 31, 2014.

As of December 31, 2014, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Available-for-
	equivalents	securities	sale securities
	amounts in millions
QVC	$347	—	—
Corporate and other	75	21	4
Total QVC Group	422	21	4

Digital Commerce	38	—	—
Corporate and other	1,846	868	1,220
Total Ventures Group	1,884	868	1,220
Consolidated Liberty	$2,306	889	1,224

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of $1.5 billion under the QVC credit facility at December 31, 2014. As of December 31, 2014, QVC had approximately $208 million of cash and cash equivalents held in foreign subsidiaries.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2014	2013	2012
Cash Flow Information	amounts in millions
QVC Group cash provided (used) by operating activities	$1,204	985	1,472
Ventures Group cash provided (used) by operating activities	436	42	(25)
Net cash provided (used) by operating activities	$1,640	1,027	1,447
QVC Group cash provided (used) by investing activities	$(281)	(356)	(458)
Ventures Group cash provided (used) by investing activities	(177)	194	189
Net cash provided (used) by investing activities	$(458)	(162)	(269)
QVC Group cash provided (used) by financing activities	$(1,036)	(686)	(1,142)
Ventures Group cash provided (used) by financing activities	970	(1,522)	1,391
Net cash provided (used) by financing activities	$(66)	(2,208)	249

QVC Group

During the year ended December 31, 2014, the QVC Group uses of cash were primarily the refinancing of certain debt obligations of approximately $3.6 billion and the repurchase of Series A Liberty Interactive common stock of $785 million.  Pending the public announcement of the Digital Commerce businesses reattribution, Liberty was blacked out from the buyback of Series A Liberty Interactive common stock during a portion of the fourth quarter of 2014. Approximately $1 billion of cash was reattributed from the QVC Group to the Ventures Group in connection with the Digital Commerce companies reattribution. Additionally, the QVC Group had approximately $226 million of capital expenditures during the year.  These uses of cash were funded by cash provided by operating activities and additional borrowings of debt as part of the refinancing activities.

The projected uses of QVC Group cash are the cost to service outstanding debt, approximately $290 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $200 million and the continued buyback of Liberty Interactive common stock under the approved share buyback program.  HSNi has declared a special dividend in the first quarter of 2015.  We expect to receive approximately $200 million in cash from the dividend of which approximately $54 million will be passed through to the HSNi exchangeable bond holders.

Ventures Group

During the year ended December 31, 2014, the Ventures Group uses of cash were primarily the net purchases of short term and long term marketable securities and the refinancing of certain debt obligations.  These uses of cash for the Ventures Group were funded by cash provided by operating activities (including intergroup tax payments from the QVC Group), the cash included in the reattribution of the Digital Commerce businesses, discussed above, and the sale of certain investments which was done on a tax neutral basis in conjunction with the retirement of certain debt obligations.

The projected uses of Ventures Group cash are approximately $55 million in interest payments to service outstanding debt and further investments in existing or new businesses through continued acquisition activity and potential buyback of Liberty Ventures common stock under the approved share buyback program.

Consolidated

During the year ended December 31, 2014, Liberty's primary uses of cash were $3,749 million of debt repayments, $785 million of share repurchases, $273 million of net purchases of short term investments and other marketable securities and $241 million of capital expenditures. These uses of cash were funded primarily with $1,640 million of cash provided by operating activities, $4,506 million in borrowings, $334 million in cash from the disposition of a consolidated subsidiary and cash on hand.

The projected uses of Liberty’s cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $344 million for interest payments on QVC, corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $230 million, the repayment of certain debt obligations and the continued buyback of Liberty Interactive common stock and potential buyback of Liberty Ventures common stock under the approved share buyback program (subsequent to year end we made additional repurchases of approximately 2.0 million Liberty Interactive shares for $58 million through January 31, 2015) and additional investments in existing or new businesses.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$7,966	47	65	960	6,894
Interest payments (2)	4,361	344	691	652	2,674
Operating lease obligations	270	33	58	53	126
Purchase orders and other obligations	1,661	1,624	23	13	1
Total	$14,258	2,048	837	1,678	9,695

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2014, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2014 rates and (iii) assume that our existing debt is repaid at maturity.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with the audit committee of our board of directors.

Fair Value Measurements

Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheet at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value all our Fair Value Option Securities. As of December 31, 2014 and 2013, the carrying value of our Fair Value Option securities was $1,220 million and $1,309 million, respectively.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2014, the principal amount and carrying value of our exchangeable debentures were $2,481 million and $2,574 million, respectively.

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

 As of December 31, 2014, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,206	2,428	7,634
Digital Commerce	198	61	259
	$5,404	2,489	7,893

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year. We utilize a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroenomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. During the years ended December 31, 2014, 2013 and 2012 we recorded $7 million, $30 million and $53 million, respectively, in goodwill and other intangibles impairments for certain of our Digital Commerce companies, primarily Evite. Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for these subsidiaries. Fair value for these subsidiaries, including intangible assets and goodwill, was determined using the respective companies’ projections of future operating performance and applying a combination of market multiples and a discounted cash flow calculation (Level 3).

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

Retail Related Adjustments and Allowances.     QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statement of operations. For the years ended December 31, 2014, 2013 and 2012, sales returns represented 19.4%, 19.8% and 19.4% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in our consolidated statements of operations. At December 31, 2014, QVC's inventory was $882 million, which was net of the obsolescence adjustment of $76 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations.  At December 31, 2014, QVC's trade accounts receivable were $1,196 million, net of the allowance for doubtful accounts of $91 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses

QVC.   QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours a day of general interest programming on digital terrestrial television.

QVC’s Japanese operations are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2014, 2013 and 2012, QVC-Japan paid dividends to Mitsui of $42 million, $45 million and $29 million, respectively.

Additionally, during 2012 QVC entered into a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 17 hours per day and recorded programming for 7 hours per day. The CNRS joint venture is accounted for as an equity method investment.

On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.

QVC's operating results were as follows:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Net revenue	$8,801	8,623	8,516
Cost of sales	(5,547)	(5,465)	(5,419)
Gross profit	3,254	3,158	3,097
Operating expenses	(753)	(740)	(715)
SG&A expenses (excluding stock-based compensation)	(591)	(577)	(554)
Adjusted OIBDA	1,910	1,841	1,828
Stock-based compensation	(44)	(38)	(34)
Depreciation and amortization	(587)	(558)	(526)
Operating income	$1,279	1,245	1,268

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
QVC-U.S.	$6,055	5,844	5,585
QVC-Germany	970	971	956
QVC-Japan	908	1,024	1,247
QVC-U.K.	730	657	641
QVC-Italy	138	127	87
	$8,801	8,623	8,516

QVC's consolidated net revenue increased 2.1% and 1.3% for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years. The 2014 increase of $178 million in net revenue was primarily comprised of $225 million due to a 2.3% increase in units sold, partially offset by $49 million of unfavorable foreign currency rate adjustments primarily in Japan.  Additionally, net revenue was positively impacted by a decrease in the return rate from 19.8% in 2013 to 19.4% in 2014. This was driven by international improvements primarily in Germany and Japan. The return rate improved in Germany primarily due lower return rates in all categories and to a lesser extent positive mix shift from apparel and jewelry to home.  The return rate improved in Japan primarily due to lower return rates in jewelry, apparel and  accessories and a greater mix in beauty.

The 2013 increase in net revenue of $107 million was primarily comprised of $257 million due to a 2.7% increase in the average selling price per unit ("ASP") and $155 million due to a 1.6% increase in units sold. These amounts were partially offset by $200 million of unfavorable foreign currency rate adjustments primarily in Japan.  Additionally, net revenue was negatively impacted by $102 million due to an increase in estimated product returns, primarily in the U.S., Japan and Germany as a result of the sales increases. The increase in returns in the U.S. was primarily due to sales volume and the increases in Japan and Germany were primarily due to higher returns in the apparel and jewelry categories and a greater mix of apparel products that return at higher rates than other categories. Overall returns as a percent of gross product revenue increased to 19.8% in 2013 from 19.4% in 2012.

During the years ended December 31, 2014 and 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Year ended December 31, 2014		Year ended December 31, 2013
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	3.6%	3.6%	4.6%	4.6%
QVC-Germany	(0.1)%	0.4%	1.6%	(1.7)%
QVC-Japan	(11.3)%	(3.8)%	(17.9)%	0.3%
QVC-UK	11.1%	6.0%	2.5%	3.7%
QVC-Italy	8.7%	9.0%	46.0%	41.5%

In 2014, QVC-U.S. net revenue growth was primarily due to a 4.7% increase in units shipped offset by a 0.9% decrease in ASP. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-Germany's shipped sales in local currency increased primarily in the home category offset by declines primarily in the apparel and jewelry categories. QVC-Japan's shipped sales in local currency declined in all categories except electronics and beauty. The declines in QVC-Japan's shipped sales in local currency were primarily due to a local consumption tax increase that became effective April 1, 2014. QVC-U.K.'s shipped sales growth in local currency increased primarily in the beauty, home and jewelry categories. QVC-Italy's shipped sales growth in local currency increased primarily in the beauty, accessories and apparel categories.

In 2013, QVC-U.S. net revenue growth was primarily due to a 4.6% increase in ASP as a result of higher rates in the beauty and accessories categories as well as a greater mix of accessories. QVC-U.S. experienced shipped sales growth in all categories except jewelry. QVC-Germany's shipped sales in local currency increased primarily in the apparel and accessories categories, but this growth was more than offset by declines in jewelry and electronics and an increase in estimated product returns. QVC-Japan's shipped sales in local currency improved primarily in the apparel, home and electronics categories, offset by declines in accessories and jewelry and an increase in estimated product returns. QVC-U.K.'s shipped sales growth in local currency was primarily the result of increased sales in the home and beauty categories, partially offset by declines in jewelry. QVC-Italy's sales consisted primarily of home, beauty and apparel products.

QVC's gross profit percentage was 37.0%, 36.6% and 36.4% for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in gross profit percentage in 2014 and 2013 was primarily due to improved product margins in the U.S. and the U.K.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $13 million or 1.8% and $25 million or 3.5% for the years ended December 31, 2014 and 2013, respectively.

The increase in 2014 was primarily due to a $5 million increase in each of customer service, commissions expenses and credit card processing fees and a $4 million increase in programming and production costs, partially offset by favorable foreign currency exchange rates of $6 million. The increase in customer service expenses was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times in Germany and an increase in the U.S. due to volume associated with the sales increase. The increase in commission expenses was primarily due to higher programming distribution costs in Japan and sales increases in the U.S. The increase in credit card fees was primarily due to the U.S. sales increase and lower usage of the QVC branded credit card (“Q Card”) combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants. The increase in programming and production costs was primarily due to increased manpower costs in the U.S., partially offset by declines in Germany as a result of a reduction in live programming from 24 to 17 hours per day.

The increase in 2013 was primarily due to a $29 million increase in credit card processing fees and a $17 million increase in commission expense, offset by a $22 million effect of exchange rates. In regards to the increase in credit card processing fees, QVC-U.S. reached a favorable legal settlement in 2012, which offset the related expenses. Credit card processing fees also increased in 2013 due to the U.S. sales increase and lower usage of the Q Card combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants. The increase in commission expense was primarily due to the sales increase in the U.S. and additional programming distribution expenses in Japan.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $14 million, and remained consistent as a percent of net revenue, at 6.7% for the year ended December 31, 2014 and increased $23 million, and as a percent of net revenue, from 6.5% to 6.7% for the year ended December 31, 2013 as a result of a variety of factors.

The increase in 2014 was primarily related to a $12 million increase in the provision for doubtful accounts, an $11 million increase in outside services expenses and a $10 million increase in personnel expense, partially offset by a $17 million increase in credit card income and a $3 million favorable impact of exchange rates. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. and to a lesser extent in Germany. The increase in outside services expenses was primarily due to information technology and commerce platform projects and global market expansion expenses including France. The increase in personnel expenses was primarily due to merit, benefits and severance increases in the U.S. and the France start-up. The increase in credit card income was primarily due to the more favorable economics of the Q Card portfolio in the U.S. and higher bank reserve requirements associated with the U.S. regulatory environment in the prior year. QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and was effective August 1, 2014.

The increase in 2013 was primarily related to a $35 million increase in personnel expense, a $7 million increase in information technology expense, a $5 million increase in the provision for doubtful accounts and a $2 million decrease in credit card income, offset by a $13 million effect of exchange rates, a $12 million decrease in sales and franchise taxes and a $3 million decrease in rent expense. The increase in personnel expense was primarily due to merit, benefits and bonus increases in the U.S. and the U.K. as well as severance costs in Germany and the U.K. The increase in information technology expense was primarily due to additional cloud-based software solutions in the U.S. and solutions to enhance customer service and productivity in Germany. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. The decrease in credit card income was primarily due to the overall economics, including usage, of the Q Card portfolio in the U.S. and higher bank reserve requirements. The decrease in sales and franchise taxes was primarily due to a revision in settlement estimates and credits in the U.S. The decrease in rent expense was primarily due to duplicate running costs including a lease cancellation accrual in the U.K. in 2012 associated with the move to its new headquarters, partially offset by higher rent expense on its new facility in 2013.

Depreciation and amortization consisted of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Affiliate agreements	$150	150	151
Customer relationships	173	172	172
Acquisition related amortization	323	322	323
Property and equipment	135	127	126
Software amortization	93	78	62
Channel placement amortization and related expenses	36	31	15
Total depreciation and amortization	$587	558	526

The increases in software amortization in 2014 and 2013 were primarily due to solutions to enhance customer service and productivity in the U.S., Germany and Italy.

Digital Commerce businesses.    Our Digital Commerce businesses are comprised primarily of Backcountry, Bodybuilding, CommerceHub and Provide (through December 31, 2014, see discussion below). Revenue for the Digital Commerce businesses is seasonal due to certain holidays, which drive a significant portion of the Digital Commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.

As discussed above, on October 3, 2014, Liberty reattributed from the QVC Group (formerly known as the Interactive Group prior to the reattribution) to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash.

Additionally, on December 31, 2014, FTD acquired Provide from Liberty in return for approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash. Subsequent to the FTD Transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation.

The results of the Digital Commerce businesses are reflected in the Ventures Group prospectively from the date of the reattribution. The results of the Digital Commerce businesses below reflects the consolidated results of the Digital Commerce businesses, as included in the QVC Group for the years ended December 31, 2013 and 2012 and in the QVC Group (through the reattribution date) and the Ventures Group from the reattribution date through December 31, 2014.  Additionally, due to the FTD Transaction, Provide’s results will no longer be consolidated in future periods. In order to better understand the results of the remaining Digital Commerce businesses we have separately disclosed Provide’s financial performance.  Provide will not be treated as a discontinued operation due to our continuing involvement in FTD.

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Revenue
Digital Commerce businesses - continuing	$1,032	943	752
Provide	666	653	620
	$1,698	1,596	1,372

Adjusted OIBDA
Digital Commerce businesses - continuing	$90	74	56
Provide	7	29	46
	$97	103	102

Operating income (loss)
Digital Commerce businesses - continuing	$7	10	(45)
Provide	(15)	(36)	15
	$(8)	(26)	(30)

Digital Commerce businesses - continuing.    Revenue for the continuing consolidated Digital Commerce businesses increased $89 million and $191 million for the years ended December 31, 2014 and 2013 as compared to the corresponding prior year periods, respectively.  The increase in revenue was due to increases at each of our subsidiaries Backcountry ($37 million and $75 million, respectively), Bodybuilding ($34 million and $100 million, respectively) and CommerceHub ($15 million and $13 million, respectively).  Backcountry revenue increased as a result of increased order volume and an increase in average order value.  The increase in Bodybuilding revenue was primarily due to increased order volume on flat average order values.  CommerceHub revenue growth was primarily attributed to growth in active customers (vendors and suppliers) who pay a license and setup fee and an increase in the number of aggregate transactions processed for which CommerceHub earns a per transaction fee.

Adjusted OIBDA for the continuing Digital Commerce businesses increased $17 million and $18 million for the years ended December 31, 2014 and 2013, respectively.  The growth in Adjusted OIBDA was primarily the result of increased revenue, as discussed above, primarily due to increases at Backcountry ($9 million and flat, respectively), Bodybuilding ($2 million and $10 million, respectively) and CommerceHub ($8 million and $9 million, respectively).  Adjusted OIBDA represents 8.8% of revenue in 2014, as compared to 7.8% of revenue in 2013 and 7.4% in 2012.  Most of our subsidiaries experienced flat to slightly increased Adjusted OIBDA as a percentage of sales for the years ended December 31, 2014 and 2013 which was primarily the result of improved product margins and cost containment efforts offset by increased marketing and promotional spend and lower advertising revenue due to unfavorable pricing and a shift to mobile applications.  Additionally, for the year ended December 31, 2012 the Digital Commerce companies recorded legal settlement expense of approximately $6 million.

Operating income (loss) for the continuing Digital Commerce businesses decreased $3 million and improved $55 million for the years ended December 31, 2014 and 2013, respectively.  The slight decrease in 2014 was primarily the result of Adjusted OIBDA growth offset by increased depreciation and stock compensation expense at these subsidiaries combined with a $7 million impairment recorded at Evite.  The significant change in operating income (loss) from 2012 is due to the Adjusted OIBDA fluctuations, discussed above, combined with $53 million of impairments of goodwill and other intangible assets during the year ended December 31, 2012 related to our consolidated subsidiary, Evite, as a result of continued declining operating results and disappointing trends during 2012.

Provide. Provide comprises primarily three lines of e-commerce business––ProFlowers, gourmet foods and personalized gifts.  The ProFlowers business is the most significant portion generating approximately 60% of total revenue for all periods presented.  Provide’s business is highly seasonal with higher flower and gourmet food revenue in the first half of the year due to sales for Valentine’s Day and Mother’s Day.  Revenue for the year ended December 31, 2014 increased approximately $13 million.  The increase was primarily the result of revenue growth in the gourmet foods ($10 million) and personalized gifts ($6 million) business which was offset slightly by a decrease in ProFlowers revenue ($3 million). The overall demand for ProFlowers appeared to be down from the prior year as order volume was slightly down on a fairly flat average order value.  Demand for gourmet foods and personalized gifts were up slightly.   In the case of gourmet foods, average order value was flat while average order value for gifts was significantly lower due to increased discounting of product to move through outstanding inventory levels, particularly at RedEnvelope which is currently in the process of being shut down.  Additionally, a winter storm in the first quarter of 2014 in proximity to Valentine’s Day caused delivery issues with flowers and reduced revenue as flowers were not delivered in time or significantly damaged.   Provide’s revenue increased $33 million or 5% for the year ended December 31, 2013.  Such increase is primarily attributable to a $28 million increase for ProFlowers due to an increase in average order value and a $13 million increase for gourmet foods.

Provide’s Adjusted OIBDA decreased $22 million and $17 million for the years ended December 31, 2014 and 2013, respectively.   The decrease in Adjusted OIBDA in 2014 was the product of slower revenue growth than expected and the impact of shipping issues related to the storm in the first quarter of 2014 (as discussed above).  Additionally, sales and marketing efforts were not as productive as prior periods overall increasing cost with marginal top line growth.  The decrease in 2013 was primarily due to a $19 million decrease for personalized gifts.  Revenue for personalized gifts was relatively flat year-over-year while investment in these businesses continued to grow in anticipation of revenue growth.  However, gross profit percentage dropped significantly due to higher costs related to products sold, and increased marketing efforts did not drive increased traffic or conversion.  The personalized gifts results in 2013 and 2014, particularly RedEnvelope, ultimately led to our decision to wind down that business, which experienced Adjusted OIBDA losses of $15 million and $14 million for the years ended December 31, 2014 and 2013, respectively.

Provide’s operating income was impacted by the items discussed above with the addition of greater depreciation and amortization and stock based compensation.  In addition, in 2013 Provide recognized a $19 million impairment charge related to its personalized gifts line of business.

As discussed above the Provide interest was sold for cash and an interest in FTD which will be accounted for as an equity method affiliate in future periods.  Therefore, the consolidated results of Provide will no longer be included in Liberty on a go forward basis.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$508	2.0%	$4,124	5.0%
Corporate and other	$—	NA	$1,192	5.9%
Ventures Group
Corporate and other	$50	2.5%	$2,092	2.5%

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

At December 31, 2014, the fair value of our AFS equity securities was $1,220 million. Had the market price of such securities been 10% lower at December 31, 2014, the aggregate value of such securities would have been $122 million lower.  Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Interactive Corporation are filed under this Item, beginning on page II-32.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 because of the material weakness in our internal control over financial reporting that is described below in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management has concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.  KPMG LLP has issued its report dated February 26, 2015, which expressed an unqualified opinion on those Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

See page II-29 for Management's Report on Internal Control Over Financial Reporting.

See page II-30 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2014, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting, the Company and QVC have developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  The remediation efforts expected to be implemented include the following:

•

Establish a more comprehensive review and approval process at QVC for authorizing user access to information technology systems and monitoring user access to ensure that all information technology controls designed to restrict access to operating systems, applications and data, and the ability to make program changes, are operating in a manner that provides the Company and QVC with assurance that such access is properly restricted to the appropriate personnel.

•	Evaluate QVC’s staffing levels and responsibilities to provide for appropriate segregation of duties among the personnel.
•

Develop and implement adequate training for QVC personnel to reinforce pre-established and new information technology controls and their financial reporting objectives enabling a better understanding of the internal control environment to improve our ability to detect and prevent potential deficiencies.

•	Engage external experts to assess and improve financial application access rights to optimize appropriate segregation of duties and to perform a code review of relevant software applications.

The Company and QVC believe the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.

Although no assurance can be given as to when the remediation plan will be completed, the Company and QVC believe the remediation efforts will be completed during the third quarter of 2015 and will test and re-evaluate the effectiveness of QVC’s information technology general controls thereafter.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty Interactive Corporation’s (the “Company”) management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design and maintain effective internal controls with respect to segregation of duties and related information technology general controls (ITGCs) at QVC, Inc., a wholly owned subsidiary.  Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored.

While the control deficiency identified did not result in any misstatements a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

The Company's independent registered public accounting firm who audited the consolidated financial statements included in the Annual Report on Form 10-K have issued an adverse report on the effectiveness of the Company's internal control over financial reporting. This attestation report appears on page II-30 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

We have audited Liberty Interactive Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page II-29. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of information technology general controls over access to applications and data has been identified at the Company’s wholly owned subsidiary, QVC, Inc., and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Interactive Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 26, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Interactive Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Interactive Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 26, 2015

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets	amounts in millions
Current assets:
Cash and cash equivalents	$2,306	902
Trade and other receivables, net	1,232	1,152
Inventory, net	1,049	1,123
Short-term marketable securities	889	412
Other current assets	72	184
Current assets of discontinued operations	—	653
Total current assets	5,548	4,426
Investments in available-for-sale securities and other cost investments (note 7)	1,224	1,313
Investments in affiliates, accounted for using the equity method (note 8)	1,633	1,237

Property and equipment, at cost	2,030	2,201
Accumulated depreciation	(937)	(993)
	1,093	1,208
Intangible assets not subject to amortization (note 9):
Goodwill	5,404	5,872
Trademarks	2,489	2,511
	7,893	8,383
Intangible assets subject to amortization, net (note 9)	1,185	1,587
Other assets, at cost, net of accumulated amortization	65	80
Noncurrent assets of discontinued operations	—	6,442
Total assets	$18,641	24,676

(continued)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2014 and 2013

	2014	2013
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$735	606
Accrued liabilities	743	903
Current portion of debt (note 10)	946	909
Deferred income tax liabilities (note 11)	972	925
Other current liabilities	343	148
Current liabilities of discontinued operations	—	265
Total current liabilities	3,739	3,756
Long-term debt, including $2,574 million and $2,355 million measured at fair value (note 10)	7,105	6,106
Deferred income tax liabilities (note 11)	1,849	2,001
Other liabilities	168	191
Noncurrent liabilities of discontinued operations	—	1,187
Total liabilities	12,861	13,241
Equity
Stockholders' equity (note 12):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 447,451,702 shares at December 31, 2014 and 471,625,030 shares at December 31, 2013	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 28,877,554 shares at December 31, 2014 and 28,884,103 shares at December 31, 2013	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 134,525,874 shares at December 31, 2014 and 70,761,208 shares at December 31, 2013	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 6,991,127 shares at December 31, 2014 and 2,885,378 shares at December 31, 2013	—	—
Additional paid-in capital	4	1,146
Accumulated other comprehensive earnings (loss), net of taxes	(94)	99
Retained earnings	5,757	5,685
Total stockholders' equity	5,673	6,936
Noncontrolling interests in equity of subsidiaries	107	4,499
Total equity	5,780	11,435
Commitments and contingencies (note 17)
Total liabilities and equity	$18,641	24,676

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions,
	except per share amounts
Total revenue, net	$10,499	10,219	9,888
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	6,684	6,533	6,307
Operating expense	891	862	819
Selling, general and administrative, including stock-based compensation (note 3)	1,067	1,029	955
Depreciation and amortization	662	629	591
Impairment of intangible assets	7	30	53
	9,311	9,083	8,725
Operating income	1,188	1,136	1,163
Other income (expense):
Interest expense	(387)	(380)	(466)
Share of earnings (losses) of affiliates, net (note 8)	39	33	47
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(57)	(22)	(351)
Gains (losses) on transactions, net	74	(1)	443
Other, net	(21)	(29)	47
	(352)	(399)	(280)
Earnings (loss) from continuing operations before income taxes	836	737	883
Income tax (expense) benefit (note 11)	(258)	(183)	(278)
Earnings (loss) from continuing operations	578	554	605
Earnings (loss) from discontinued operations, net of taxes (note 5)	48	26	986
Net earnings (loss)	626	580	1,591
Less net earnings (loss) attributable to the noncontrolling interests	89	79	61
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$537	501	1,530
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	NA	294
Liberty Interactive common stock	520	438	212
Liberty Ventures common stock	17	63	1,024
	$537	501	1,530

Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	—
Series A and Series B Liberty Interactive common stock	$1.10	0.88	0.48
Series A and Series B Liberty Ventures common stock	$0.03	0.74	4.26
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	—
Series A and Series B Liberty Interactive common stock	$1.09	0.86	0.47
Series A and Series B Liberty Ventures common stock	$0.03	0.73	4.19
Basic net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	0.53
Series A and Series B Liberty Interactive common stock	$1.07	0.85	0.39
Series A and Series B Liberty Ventures common stock	$0.19	0.86	15.52
Diluted net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	0.52
Series A and Series B Liberty Interactive common stock	$1.06	0.83	0.38
Series A and Series B Liberty Ventures common stock	$0.19	0.85	15.28

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions
Net earnings (loss)	$626	580	1,591
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(192)	(73)	(26)
Share of other comprehensive earnings (loss) of equity affiliates	(18)	2	3
Other comprehensive earnings (loss) from discontinued operations	(1)	(3)	1
Other comprehensive earnings (loss)	(211)	(74)	(22)
Comprehensive earnings (loss)	415	506	1,569
Less comprehensive earnings (loss) attributable to the noncontrolling interests	77	54	43
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$338	452	1,526
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive Corporation common stock	NA	NA	277
Liberty Interactive common stock	$336	387	222
Liberty Ventures common stock	2	65	1,027
	$338	452	1,526

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions
	(See note 4)
Cash flows from operating activities:
Net earnings (loss)	$626	580	1,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(48)	(26)	(986)
Depreciation and amortization	662	629	591
Stock-based compensation	108	118	91
Cash payments for stock-based compensation	(15)	(8)	(12)
Excess tax benefit from stock-based compensation	(21)	(13)	(64)
Noncash interest expense	6	13	9
Share of (earnings) losses of affiliates, net	(39)	(33)	(47)
Cash receipts from returns on equity investments	45	35	45
Realized and unrealized (gains) losses on financial instruments, net	57	22	351
(Gains) losses on transactions, net	(74)	1	(443)
(Gains) losses on extinguishment of debt	48	57	—
Impairment of intangible assets	7	30	53
Deferred income tax expense (benefit)	(41)	(22)	(54)
Other noncash charges (credits), net	(2)	(3)	2
Changes in operating assets and liabilities
Current and other assets	(84)	(84)	(78)
Payables and other liabilities	405	(269)	398
Net cash provided (used) by operating activities	1,640	1,027	1,447
Cash flows from investing activities:
Cash proceeds from dispositions of investments	163	1,137	692
Proceeds (payments) from settlement of financial instruments, net	—	—	(258)
Investment in and loans to cost and equity investees	(91)	(384)	(236)
Capital expended for property and equipment	(241)	(291)	(333)
Cash (paid) for acquisitions, net of cash acquired	—	(24)	(83)
Purchases of short term investments and other marketable securities	(864)	(959)	(58)
Sales of short term investments and other marketable securities	591	400	46
Other investing activities, net	(16)	(41)	(39)
Net cash provided (used) by investing activities	(458)	(162)	(269)
Cash flows from financing activities:
Borrowings of debt	4,506	4,361	2,305
Repayments of debt	(3,749)	(5,415)	(1,500)
Repurchases of Liberty Interactive common stock	(785)	(1,089)	(815)
Proceeds from rights offering	—	—	328
Minimum withholding taxes on net share settlements of stock-based compensation	(26)	(21)	(128)
Excess tax benefit from stock-based compensation	21	13	64
Other financing activities, net	(33)	(57)	(5)
Net cash provided (used) by financing activities	(66)	(2,208)	249
Effect of foreign currency exchange rates on cash	(46)	(24)	(20)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	273	333	(15)
Cash provided (used) by investing activities	(194)	(198)	422
Cash provided (used) by financing activities	371	(172)	(1)
Change in available cash held by discontinued operations	(116)	15	(368)
Net cash provided (used) by discontinued operations	334	(22)	38
Net increase (decrease) in cash and cash equivalents	1,404	(1,389)	1,445
Cash and cash equivalents at beginning of period	902	2,291	846
Cash and cash equivalents at end of period	$2,306	902	2,291

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2014, 2013 and 2012

	Stockholders' Equity

		Liberty		Liberty			Accumulated		Noncontrolling
		Interactive		Ventures		Additional	other		interest in
	Preferred					paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series A	Series B	capital	earnings	Earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2012	$—	6	—	1	—	2,680	152	3,654	134	6,627
Net earnings	—	—	—	—	—	—	—	1,530	61	1,591
Other comprehensive earnings (loss)	—	—	—	—	—	—	(4)	—	(18)	(22)
Stock-based compensation	—	—	—	—	—	76	—	—	—	76
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(128)	—	—	—	(128)
Excess tax benefits on stock-based compensation	—	—	—	—	—	64	—	—	—	64
Stock issued upon exercise of stock options	—	—	—	—	—	28	—	—	—	28
Series A Liberty Interactive stock repurchases	—	(1)	—	—	—	(814)	—	—	—	(815)
Series A Liberty Ventures stock issued for rights offering	—	—	—	—	—	328	—	—	—	328
Noncontrolling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	—	4,341	4,341
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	—	(10)	—	—	—	(10)
Balance at December 31, 2012	$—	5	—	1	—	2,224	148	5,184	4,489	12,051
Net earnings	—	—	—	—	—	—	—	501	79	580
Other comprehensive earnings (loss)	—	—	—	—	—	—	(49)	—	(25)	(74)
Stock-based compensation	—	—	—	—	—	93	—	—	49	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(38)	—	—	—	(38)
Excess tax benefits on stock-based compensation	—	—	—	—	—	23	—	—	—	23
Stock issued upon exercise of stock options	—	—	—	—	—	5	—	—	—	5
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(1,089)	—	—	—	(1,089)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(45)	(45)
Shares repurchased by subsidiary	—	—	—	—	—	(63)	—	—	(82)	(145)
Shares issued by subsidiary	—	—	—	—	—	(7)	—	—	34	27
Other	—	—	—	—	—	(2)	—	—	—	(2)
Balance at December 31, 2013	$—	5	—	1	—	1,146	99	5,685	4,499	11,435
Net earnings	—	—	—	—	—	—	—	537	89	626
Other comprehensive earnings (loss)	—	—	—	—	—	—	(199)	—	(12)	(211)
Stock-based compensation	—	—	—	—	—	103	—	—	39	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(58)	—	—	—	(58)
Excess tax benefits on stock-based compensation	—	—	—	—	—	35	—	—	—	35
Stock issued upon exercise of stock options	—	—	—	—	—	36	—	—	—	36
Series A Liberty Interactive stock repurchases	—	—	—	—	—	(785)	—	—	—	(785)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(42)	(42)
Shares issued by subsidiary	—	—	—	—	—	(8)	—	—	8	—
Distribution of Liberty TripAdvisor Holdings, Inc.	—	—	—	—	—	(465)	6	(465)	(4,474)	(5,398)
Other	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$—	5	—	1	—	4	(94)	5,757	107	5,780

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)Basis of Presentation

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

As further discussed in note 5, on August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc. (“TripAdvisor”) as well as BuySeasons, Inc. (“BuySeasons”), Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings (loss) and cash flows in such consolidated financial statements.

Additionally, on October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the Interactive Group (which we refer to as the QVC Group) to the Ventures Group of its Digital Commerce companies (defined below) and cash. The reattributed Digital Commerce companies are comprised of Liberty’s subsidiaries Backcountry.com, Inc. (“Backcountry”), Bodybuilding.com, LLC (“Bodybuilding”), CommerceHub, Evite, Inc. (“Evite”), Provide Commerce, Inc. (“Provide”) and LMC Right Start, Inc. (“Right Start”) (collectively, the “Digital Commerce” companies). See note 2 for additional information on the reattribution.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

On December 31, 2014, Liberty announced the closing of the acquisition by FTD Companies, Inc. ("FTD") of Provide (the “FTD Transaction”). Under the terms of the transaction, Liberty received approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash. We recognized a gain of $75 million as a result of this transaction, which is included in the Gains (losses) on transactions, net line item in the consolidated statement of operations. Subsequent to completion of the transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation. The FTD Transaction resulted in a non-cash investing addition of $355 million to the investments in affiliates, accounted for using the equity method line item within the consolidated balance sheets. Given our significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the consolidated financial statements of Liberty. As of December 31, 2013, the assets and liabilities subject to the sale are comprised of the following (amounts in millions):

December 31,
2013
Current assets	$87
Property & equipment, net	$32
Goodwill	$338
Trademarks	$22
Other intangible assets, net	$31
Other assets	$13
Current liabilities	$91
Net deferred tax liability	$8
Other liabilities	$9

These net assets are not deemed material for isolated presentation as assets and liabilities held for sale in our consolidated balance sheet as of December 31, 2013. Accordingly, these net assets are included in the above captions in the consolidated balance sheet as of December 31, 2013.

On September 23, 2011, Liberty completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "LMC Split-Off").  Prior to the LMC Split-Off, Liberty's equity was structured into three separate tracking stocks, Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the separate businesses, assets and liabilities attributed to each group.  These attributed businesses, assets and liabilities were not separate legal entities and therefore no group could own assets, issue securities or enter into legally binding agreements.  Holders of the tracking stocks did not have direct claim to the group's stock or assets and were not represented by separate boards of directors. At the time of the LMC Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Liberty Capital and Liberty Starz tracking stock groups.  The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Liberty in exchange for the common stock of LMC.  This transaction was accounted for at historical cost due to the pro rata nature of the distribution.

Following the LMC Split-Off, Liberty and LMC operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  In connection with the LMC Split-Off, Liberty and LMC entered

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

into certain agreements in order to govern certain of the ongoing relationships between the two companies after the LMC Split-Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement.

The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.  Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC in the LMC Split-Off.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position.  Pursuant to the Services Agreement, LMC will provide Liberty with  general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $11 million, $15 million and $12 million of these allocated expenses were reimbursed from Liberty to LMC for the years ended December 31, 2014, 2013 and 2012, respectively.

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

At the time of issuance of the Liberty Ventures common stock, cash of $1,346 million was reattributed to the Ventures Group from the QVC Group.  The QVC Group borrowed funds under QVC's credit facility just prior to the completion of the recapitalization in order for Liberty to have an appropriate amount of cash available to be attributed to each tracking stock group.  The reattribution of cash between the tracking stock groups had no consolidated impact on Liberty.

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

As discussed in note 1, on October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the QVC Group to the Ventures Group its Digital Commerce companies and cash, which was provided by QVC as a result of a draw-down of QVC’s credit facility. The reattribution of the Digital Commerce companies is presented

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution.

In exchange for the Digital Commerce companies and $970 million of cash (collectively, the "Reattributed Assets"), an inter-group interest in the Ventures Group was created in favor of the QVC Group. This inter-group interest was represented as a number of shares of Liberty Ventures common stock issuable to the QVC Group, which we refer to as the "Inter-Group Interest Shares" (as calculated below). Immediately following the reattribution on October 3, 2014, Liberty's board declared a dividend of the Inter-Group Interest Shares to the holders of Series A and Series B Liberty Interactive common stock in full elimination of the inter-group interest. In connection with the payment of the dividend, typical antidilution adjustments were made to outstanding options of Liberty Interactive common stock equity incentive awards, and the Liberty board has reattributed cash commensurate with the fair value of options assumed (outside of the Reattributed Assets) to the Ventures Group relating to its assumption of liabilities related to those awards.

In the dividend, the Inter-Group Interest Shares were allocated, pro-rata, to the outstanding shares of Series A and Series B Liberty Interactive common stock at 5:00 p.m., New York City time, on October 13, 2014, the record date for the dividend, such that each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014.  The distribution resulted in 67,671,232 shares of combined Series A and Series B Liberty Ventures common stock being issued. The Inter-Group Interest Shares were allocated such that the number of shares of Series A Liberty Ventures common stock and shares of Series B Liberty Ventures common stock issued in the dividend were in the same proportion as the shares of Series A Liberty Interactive common stock and Series B Liberty Interactive common stock outstanding on the record date, with each share of Series A Liberty Interactive common stock and each share of Series B Liberty Interactive common stock receiving the same fraction of a share of Series A or Series B Liberty Ventures common stock, as the case may be.

In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty.

Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Interactive common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  Following the reattribution, the Ventures Group is comprised primarily of our interests in Expedia, Inc., Interval Leisure Group, Inc., LendingTree, our Digital Commerce companies,  investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $1,884 million (at December 31, 2014), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses. Following the reattribution, the QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiary QVC and our 38% interest in HSN, Inc. as well as cash in the amount of approximately $422 million (at December 31, 2014), including subsidiary cash.

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

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2014	$86	95	(2)	(87)	92
2013	$76	81	1	(72)	86
2012	$80	76	—	(80)	76

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $86 million and $88 million for the years ended December 31, 2014 and 2013, respectively.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices.  U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option").  Liberty had previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company).  Changes in the fair value of these economic hedges were reflected in Liberty's statement of operations as unrealized gains (losses).  In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities").  Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations.  The total value of AFS securities for which the Company has elected the fair value option aggregated $1,220 million and $1,309 million as of December 31, 2014 and 2013, respectively.

Other investments in which the Company's ownership interest is less than 20%, unless the Company has the ability to exercise significant influence, and that are not considered marketable securities are carried at cost.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used.  Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received.  Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee.  In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag (see note 8).  The Company's share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period.

Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the other, net line item.  To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

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

December 31, 2014, 2013 and 2012

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

The fair value of the Company's derivative instruments are estimated using the Black-Scholes model.  The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate.  The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument.  A discount rate is obtained at the inception of the derivative instrument and updated each reporting period in which equity collars are outstanding, based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument.  The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate.  Management judgment was required in estimating the Black-Scholes variables.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2014	2013
	amounts in millions
Land	$205	208
Buildings and improvements	935	976
Support equipment	847	940
Projects in progress	43	77
Total property and equipment	$2,030	2,201

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $158 million, $147 million and $142 million, respectively.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events.  Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually.  Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.

The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes.

If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of asset groups.  Accordingly, actual results could vary significantly from such estimates.  Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

December 31, 2014, 2013 and 2012

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

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  The total reduction in sales due to returns for the years ended December 31, 2014, 2013 and 2012 aggregated $2,123 million, $2,134 million and $2,037 million, respectively.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

In May 2014, the Financial Accounting Standards Board issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its revenue recognition but does not believe that the standard will significantly impact its financial statements and related disclosures.

Cost of Sales

Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $271 million, $258 million and $247 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are reflected in the Selling, general and administrative expense line item in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 14, the Company has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights ("SARs") to purchase shares of Liberty Interactive and/or Liberty Ventures common stock ("Liberty common stock") (collectively, "Awards").  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Stock compensation expense was $108 million, $118 million and $91 million for the years ended December 31, 2014, 2013 and 2012, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Earnings (Loss) Attributable to Liberty Interactive Corporation Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Liberty stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2014	2013	2012
Liberty Interactive Corporation
Net earnings (loss) from continuing operations	NA	NA	(1)
Net earnings (loss) from discontinued operations	NA	NA	295
Liberty Interactive
Net earnings (loss) from continuing operations	$535	455	262
Net earnings (loss) from discontinued operations	$(15)	(17)	(50)
Liberty Ventures
Net earnings (loss) from continuing operations	$3	54	281
Net earnings (loss) from discontinued operations	$14	9	743

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

December 31, 2014, 2013 and 2012

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

January 1, 2012 -
August 9, 2012
number of shares in millions
Basic WASO	559
Potentially dilutive shares	9
Diluted WASO	568

Series A and Series B Liberty Interactive Common Stock

Liberty completed a recapitalization on August 9, 2012, whereby each holder of current Liberty Interactive Corporation common stock became a holder of the same number of Liberty Interactive common stock. EPS for the period from the recapitalization through December 31, 2014, is based on the following weighted average outstanding shares.  Excluded from diluted EPS for the year ended December 31, 2014 are approximately 1 million potential common shares because their inclusion would be antidilutive.

	Years ended December 31,
	2014	2013	2012
	number of shares in millions
Basic WASO	484	519	541
Potentially dilutive shares	8	8	10
Diluted WASO	492	527	551

Series A and Series B Liberty Ventures Common Stock

Liberty completed a recapitalization on August 9, 2012, whereby each holder of then-existing Liberty Interactive common stock received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash paid in lieu of fractional shares of Liberty Ventures common stock.  Additionally, as part of the recapitalization Liberty distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Ventures common stock, see further discussion in note 12.  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding. As discussed in note 2, Liberty completed a two for one stock split on April 11, 2014 on its Series A and Series B Liberty Ventures common stock.  Therefore, all prior period outstanding share amounts have been retroactively adjusted for comparability.

Additionally, as discussed in note 2, on October 3, 2014, Liberty attributed from the QVC Group to the Ventures Group its Digital Commerce companies. In exchange for the Reattributed Assets, Inter-Group Interest Shares in the Ventures Group were created in favor of the QVC Group. Immediately following the reattribution on October 3, 2014, Liberty's board declared a dividend of the Inter-Group Interest Shares to the holders of Series A and Series B Liberty Interactive common stock in full elimination of the inter-group interest. The Inter-Group Interest Shares were allocated,

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

pro-rata, to the outstanding shares of Series A and Series B Liberty Interactive common stock at 5:00 p.m., New York City time, on October 13, 2014, the record date for the dividend, such that each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements, with October 1, 2014 used as a proxy for the date of the reattribution.

EPS for the period from the recapitalization through December 31, 2014, is based on the following weighted average outstanding shares.  Excluded from diluted EPS for the year ended December 31, 2014 are less than a million potential common shares because their inclusion would be antidilutive.

	Years ended December 31,
	2014	2013	2012
	number of shares in millions
Basic WASO	87	73	66
Potentially dilutive shares	1	1	1
Diluted WASO	88	74	67

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	7	13
Intangibles not subject to amortization	—	12	45
Intangibles subject to amortization	—	2	40
Net liabilities assumed	—	(7)	(19)
Deferred tax assets (liabilities)	—	10	(8)
Other	—	—	12
Cash paid for acquisitions, net of cash acquired	$—	24	83

Cash paid for interest	$362	362	411

Cash paid for income taxes	$44	410	133

(5)Discontinued Operations

On August 27, 2014, Liberty completed the TripAdvisor Holdings Spin-Off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, TripAdvisor Holdings. TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

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

December 31, 2014, 2013 and 2012

made by TripAdvisor Holdings (applicable to actions or failures to act by TripAdvisor Holdings and its subsidiaries following the completion of the TripAdvisor Holdings Spin-Off).

In October 2014, the IRS completed its examination of the TripAdvisor Holdings Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty expects to execute a Closing Agreement with the IRS documenting this conclusion during 2015.

Certain combined financial information for TripAdvisor Holdings, which is included in the discontinued operations line items of the consolidated Liberty balance sheets as of December 31, 2013, is as follows (amounts in millions):

December 31, 2013
Current assets	$653
Investments in available-for-sale securities and other cost investments	$188
Property & equipment, net	$39
Goodwill	$3,460
Trademarks	$1,832
Other intangible assets, net	$905
Other assets	$34
Current liabilities	$265
Debt, including current portion	$369
Net deferred tax liability	$836

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

	Years ended December 31,
	2014	2013	2012
Revenue	$883	1,033	166
Earnings (loss) before income taxes	$68	(27)	1,102
Income tax (expense) benefit	$(20)	53	(116)
Earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(1)	(8)	988

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Earnings per share impact of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
	2014		2013	2012
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty Interactive Corporation common stock	$	NA	NA	0.53
Series A and Series B Liberty Interactive common stock		$(0.03)	(0.03)	(0.09)
Series A and Series B Liberty Ventures common stock		$0.16	0.12	11.26
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty Interactive Corporation common stock	$	NA	NA	0.52
Series A and Series B Liberty Interactive common stock		$(0.03)	(0.03)	(0.09)
Series A and Series B Liberty Ventures common stock		$0.16	0.12	11.09

The assets and liabilities included in the TripAdvisor Holdings Spin-Off, and their resulting impacts on the attributed consolidated statements of operations, were included in discontinued operations based on which group owned the assets at the time of the TripAdvisor Holdings Spin-Off.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2014			December 31, 2013
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$2,147	2,147	—	762	762	—
Short term marketable securities	$889	277	612	412	62	350
Available-for-sale securities	$1,220	1,203	17	1,309	1,047	262
Debt	$2,574	—	2,574	2,355	—	2,355

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Fair Value Option Securities	$173	514	470
Exchangeable senior debentures	(230)	(553)	(602)
Other financial instruments	—	17	(219)
	$(57)	(22)	(351)

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

December 31, 2014, 2013 and 2012

in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, the majority of which are considered Fair Value Option Securities and other cost investments, are summarized as follows:

	December 31,	December 31,
	2014	2013
	amounts in millions
QVC Group
Other cost investments	$4	4
Total attributed QVC Group	$4	4
Ventures Group
Time Warner Inc.	$375	306
Time Warner Cable Inc.	815	741
Other AFS investments	30	262
Total attributed Ventures Group	1,220	1,309
Consolidated Liberty	$1,224	1,313

(8)    Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2014 and the carrying amount at December 31, 2013:

	December 31, 2014			December 31, 2013
	Percentage	Market	Carrying	Carrying
	ownership	value	amount	amount
		dollars in millions
QVC Group
HSN, Inc. (2)	38%	$1,521	$328	293
Other	various	N/A	47	50
Total QVC Group			375	343
Ventures Group
Expedia (1)(2)	18%	$1,992	514	477
FTD (3)	35%	$355	355	—
Other	various	N/A	389	417
Total Ventures Group			1,258	894
Consolidated Liberty			$1,633	1,237

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
QVC Group
HSN, Inc.	$60	61	40
Other	(9)	(13)	(12)
Total QVC Group	51	48	28
Ventures Group
Expedia, Inc.	58	31	67
Other	(70)	(46)	(48)
Total Ventures Group	(12)	(15)	19
Consolidated Liberty	$39	33	47

(1)

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

(2)

During the years ended December 31, 2014, 2013 and 2012, Expedia, Inc. paid dividends aggregating $15 million, $13 million and $23 million, respectively, and HSN, Inc. paid dividends of $22 million and $16 million during the years ended December 31, 2014 and December 31, 2013, respectively, which were recorded as reductions to the investment balances.

(3)

As discussed in note 1, FTD acquired Liberty’s formerly wholly-owned subsidiary, Provide, on December 31, 2014. In exchange for Provide, Liberty received approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash. Subsequent to completion of the transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

HSN, Inc.

Liberty records the share of earnings (loss) for HSN, Inc. on a quarter lag due to timeliness considerations and access to financial information.  Summarized unaudited financial information for HSN, Inc., on a quarter lag, is as follows:

HSN, Inc. Consolidated Balance Sheets

	September 30,	September 30,
	2014	2013
	amounts in millions
Current assets	$863	773
Property and equipment, net	180	171
Goodwill	10	10
Intangible assets	262	266
Other assets	14	6
Total assets	$1,329	1,226
Current liabilities	$474	412
Deferred income taxes	76	90
Long-term debt	216	231
Other liabilities	15	11
Equity	548	482
Total liabilities and equity	$1,329	1,226

HSN, Inc. Consolidated Statements of Operations

	Trailing twelve months ended September 30,
	2014	2013	2012
	amounts in millions
Revenue	$3,490	3,367	3,206
Cost of revenue	(2,246)	(2,152)	(2,039)
Gross profit	1,244	1,215	1,167
Selling, general and administrative expenses	(928)	(898)	(877)
Amortization	(43)	(40)	(38)
Operating income	273	277	252
Interest expense	(7)	(7)	(27)
Other income (expense), net	—	1	(18)
Income tax (expense) benefit	(100)	(98)	(78)
Income (loss) from continuing operations	166	173	129
Discontinued operations, net of tax	—	1	(8)
Net earnings (loss) attributable to HSN shareholders	$166	174	121

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(9)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QVC	Digital Commerce	Total
	amounts in millions
Balance at January 1, 2013	$5,349	558	5,907
Foreign currency translation adjustments	(37)	—	(37)
Acquisitions	—	7	7
Impairments	—	(5)	(5)
Balance at December 31, 2013	$5,312	560	5,872
Impairments	—	(7)	(7)
Sale of subsidiary	—	(352)	(352)
Foreign currency translation adjustments	(106)	—	(106)
Other	—	(3)	(3)
Balance at December 31, 2014	$5,206	198	5,404

Goodwill recognized from acquisitions primarily relates to assembled workforces, website community and other intangible assets that do not qualify for separate recognition.

As presented in the accompanying consolidated balance sheets, trademarks is the other significant indefinite lived intangible asset.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$2,308	(1,847)	461	2,324	(1,700)	624
Customer relationships	2,488	(2,015)	473	2,620	(1,940)	680
Other	735	(484)	251	804	(521)	283
Total	$5,531	(4,346)	1,185	5,748	(4,161)	1,587

The weighted average life of these amortizable intangible assets was approximately 9 years, at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $504 million, $482 million and $449 million for the years ended December 31, 2014, 2013 and  2012, respectively. Based on its amortizable intangible assets as of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

December 31, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2015	$470
2016	$421
2017	$262
2018	$10
2019	$7

Impairments

Continued declining operating results as compared to budgeted results and certain trends related to certain Digital Commerce companies required a Step 2 impairment test and a determination of fair value for those subsidiaries.  Fair value for those subsidiaries, including the related intangibles and goodwill, were determined using the respective companies' projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).  As of December 31, 2014 accumulated goodwill impairment losses for the Digital Commerce companies was $111 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(10)  Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2014	2014	2013
	amounts in millions
QVC Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	400	444	423
Subsidiary level notes and facilities
QVC 7.5% Senior Secured Notes due 2019	—	—	761
QVC 3.125% Senior Secured Notes due 2019	400	399	—
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	—
QVC 4.45% Senior Secured Notes due 2025	600	599	—
QVC 5.45% Senior Secured Notes due 2034	400	399	—
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	508	508	922
Other subsidiary debt	75	75	141
Total QVC Group	$5,824	5,860	5,083
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$438	294	284
3.75% Exchangeable Senior Debentures due 2030	438	291	270
3.5% Exchangeable Senior Debentures due 2031	355	325	316
0.75% Exchangeable Senior Debentures due 2043	850	1,220	1,062
Subsidiary level notes and facilities
Other subsidiary debt	61	61	—
Total Ventures Group	$2,142	2,191	1,932
Total consolidated Liberty debt	$7,966	8,051	7,015
Less debt classified as current		(946)	(909)
Total long-term debt		7,105	6,106

Exchangeable Senior Debentures

Each $1,000 original principal amount of the 0.75% Exchangeable Senior Debentures is exchangeable for a basket of 6.3040 shares of common stock of Time Warner Cable Inc., 5.1635 shares of common stock of Time Warner Inc. and 0.6454 shares of Time, Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Time Warner Cable Inc. and Time Warner Inc. (or into which any of those securities may be converted or exchanged).  This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

issuer of Reference Shares as a Reference Company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty Interactive LLC (“Liberty LLC”), cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions.

Each $1,000 debenture of Liberty LLC's 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 3.2265 shares of Sprint common stock and 0.7860 shares of CenturyLink, Inc. ("CenturyLink") common stock.  Liberty LLC may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of Liberty LLC's 3.75% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of CenturyLink common stock.  Liberty LLC may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof.  Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of Liberty LLC's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011.  MMI was acquired on May 22, 2012 for $40 per share in cash. Pursuant to the indenture, the cash paid to shareholders in the MMI acquisition was to be paid to the holders of the Motorola Exchangeables as an extraordinary distribution.  Liberty LLC made a cash payment of $184.096 per debenture in the second quarter of 2012 for a total payment of $111 million.  The remaining exchange value is payable, at Liberty's option, in cash or MSI stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of a cash distribution made by Liberty LLC in 2007, the cash disbursement discussed above and various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $592, as of December 31, 2014.

Each $1,000 original principal amount of the 1% Exchangeable Senior Debentures due 2043 (the “HSNi Exchangeables”) is initially exchangeable for 13.4580 shares of common stock of HSNi (the "HSNi Reference Shares"). Each of the HSNi Exchangeables is exchangeable at the option of the holder, for certain triggering events (primarily the increase in an average trading period at the end of the quarter for HSNi reference shares above 130% or below 98% of the adjusted principal amount at the end of a quarter) after the calendar quarter ended March 31, 2014, upon achieving certain trading prices of the underlying HSNi Reference Shares.  Upon exchange, holders of HSNi Exchangeables will be entitled to receive the HSNi Reference Shares attributable to such HSNi Exchangeables or, at the election of Liberty LLC, cash or a combination of HSNi Reference Shares and cash having a value equal to such HSNi Reference Shares. For purposes of the HSNi Exchangeables, Liberty LLC is treated as an affiliate of HSNi under the Securities Act. Therefore, for as long as Liberty LLC is treated as an affiliate of HSNi for purposes of the HSNi Exchangeables, any reference shares consisting of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

HSNi common stock (or common stock of any other reference company of which Liberty LLC is treated as an affiliate for purposes of the HSNi Exchangeables) delivered by Liberty LLC upon exchange or purchase of a HSNi Exchangeables will be "restricted securities" under the Securities Act and subject to restrictions on transfer. Liberty LLC may deliver HSNi Reference Shares upon exchange or purchase of the HSNi Exchangeables only if (1) permitted under certain contractual arrangements between the Company and HSNi and (2) such Reference Shares would be freely transferable by the holders of the HSNi Reference Shares (other than by affiliates of HSNi) under the Securities Act, or if not freely transferable, there is at that time an effective registration statement under a registration rights agreement that Liberty LLC has with HSNi (or such other Reference Company) pursuant to which the recipients of such HSNi Reference Shares may sell those shares in a registered transaction under the Securities Act.

Liberty LLC will make an additional distribution on the HSNi Exchangeables if HSNi makes a distribution of cash (an “Excess Regular Cash Dividend”) in excess of the regular quarterly cash dividend of $0.18, currently paid by the HSNi securities (other than publicly traded common equity securities) or other property with respect to the HSNi Reference Shares.  The principal amount of the HSNi Exchangeables will not be reduced by any amount we pay that corresponds to any Excess Regular Cash Dividends on the HSNi Reference Shares.  In January 2015 HSNi declared a special dividend of $10 per share from which Liberty anticipates receiving approximately $200 million in cash in February 2015.  Pursuant to the debentures a portion of the special dividend ($54 million) will be passed through to the holders of the notes and will reduce the outstanding principal balance in March 2015.

On October 5, 2016, Liberty LLC may, at its option, redeem the HSNi Exchangeables, in whole or in part, in each case at a redemption price, in cash, equal to the adjusted principal amount of the HSNi Exchangeables plus accrued and unpaid interest to the date of redemption plus any final period distribution.  Additionally, as of such date, holders may tender HSNi Exchangeables for purchase by Liberty LLC, at a purchase price equal to the adjusted principal amount plus accrued and unpaid interest to the purchase date plus any final period distribution. Liberty LLC may pay the purchase price, at its election, in cash or through delivery of HSNi Reference Shares (subject to the restrictions discussed previously) having a value equal to the purchase price or a combination of HSNi Reference Shares and cash.  If Liberty LLC makes a partial redemption, HSNi Exchangeables in an aggregate original principal amount of at least $100 million must remain outstanding.

Liberty has elected to account for all of its Exchangeables using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations.  Liberty will review the triggering events on a quarterly basis to determine whether a triggering event has occurred to require current classification of certain Exchangeables, see additional discussion below.

Liberty has sold, split-off or otherwise disposed of all of its shares of Motorola, Sprint and CenturyLink common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use owned shares to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that could be redeemed for cash as a current liability.  Such amount aggregated $910 million at December 31, 2014.  Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the Senior Debentures is payable semi-annually based on the date of issuance.

The Senior Debentures are stated net of an aggregate unamortized discount of $5 million at December 31, 2014 and 2013.  Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

On March 18, 2014, QVC issued $400 million principal amount of new 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of new 4.85% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes are secured by the capital stock of QVC and certain of QVC’s subsidiaries and have equal priority to QVC’s senior secured credit facility. The net proceeds from the March Notes offerings were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.

On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860% and new $400 million principal amount 5.45% Senior Secured Notes due 2034 at an issue price of 99.784% (collectively, the “August Notes”). The August Notes are secured by the capital stock of QVC and certain of QVC’s subsidiaries and have equal priority to QVC’s senior secured credit facility. The net proceeds from the August Notes offerings were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 (the “Redemption”) on September 9, 2014 and for working capital and other general corporate purposes.

As a result of the Redemption, QVC incurred an extinguishment loss of $48 million for the year ended December 31, 2014. As a result of refinancing transactions in the prior year, QVC recorded extinguishment losses of $57 million for the year ended December 31, 2013. Losses on early extinguishment of debt are recorded in other, net in the Company's consolidated statements of operations.

During prior years, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par, $1,000 million principal amount of QVC 7.50% Senior Secured Notes due 2019 at an issue price of 98.278% of par, $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par, $750 million principal amount of 4.375% Senior Secured Notes due 2023 at par and $300 million principal amount of 5.95% Senior Secured Notes due 2043 at par.

QVC was in compliance with all of its debt covenants related to its outstanding senior notes at December 31, 2014.

QVC Bank Credit Facilities

The QVC Bank Credit Facility is a multi-currency facility providing for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit and $1 billion of uncommitted incremental revolving loan commitments

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

or incremental term loans. The loans are scheduled to mature on March 1, 2018. The Bank Credit Facility contains covenants customary to those generally contained in bank credit facilities. Borrowings under the Bank Credit Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by QVC of one week, one month, two months, three months or six months, or to the extent available from all lenders, nine months or twelve months) at QVC's election in each case plus a margin. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 1.00% depending on QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (the “consolidated leverage ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 2.00% depending on QVC's consolidated leverage ratio. The interest rate on the senior secured credit facility was 2.0% at December 31, 2014. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs.  Any amounts prepaid on the revolving facility may be reborrowed. The Bank Credit Facility is secured by the stock of QVC. Availability under the QVC Credit Agreement at December 31, 2014 was $1.5 billion. QVC was in compliance with all debt covenants related to the bank Credit Facility at December 31, 2014.

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

Other Subsidiary Debt

Other subsidiary debt at December 31, 2014 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Five Year Maturities

The annual principal maturities of Liberty's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2015	$47
2016	$26
2017	$39
2018	$533
2019	$427

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value, based on quoted prices of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

instruments but not considered to be active markets (Level 2), of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2014	2013
Senior debentures	$882	845
QVC senior secured notes	$4,118	2,861

Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2014.

(11)Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Current:
Federal	$(157)	(97)	(167)
State and local	(32)	(26)	(26)
Foreign	(110)	(82)	(139)
	$(299)	(205)	(332)
Deferred:
Federal	$59	(19)	19
State and local	(23)	47	28
Foreign	5	(6)	7
	41	22	54
Income tax benefit (expense)	$(258)	(183)	(278)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Domestic	$676	575	667
Foreign	160	162	216
Total	$836	737	883

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

Years ended December 31,
2014	2013	2012

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

	amounts in millions
Computed expected tax benefit (expense)	$(293)	(258)	(309)
State and local income taxes, net of federal income taxes	(7)	(15)	—
Foreign taxes, net of foreign tax credits	(2)	(7)	5
Sale of consolidated subsidiary	14	—	—
Impairment of intangible assets not deductible for tax purposes	(3)	(2)	(16)
Dividends received deductions	10	9	13
Alternative energy tax credits	58	54	48
Change in valuation allowance affecting tax expense	(2)	(27)	(8)
Impact of change in state rate on deferred taxes	(28)	66	—
Other, net	(5)	(3)	(11)
Income tax benefit (expense)	$(258)	(183)	(278)

During 2014 and 2013, Liberty changed its estimate of the effective state tax rate used to measure its net deferred tax liabilities, based on expected changes to the Company’s state apportionment factors. The change in 2014 was caused by the sale of a consolidated subsidiary (Provide) on December 31, 2014.  The change in state apportionment factors during 2013 also changed the potential utilization of the Company’s state net operating loss carryforwards, which resulted in a valuation allowance being recorded for certain state net operating loss carryforwards that may expire unused. In both years, the rate change required an adjustment to the recognized deferred taxes at the corporate level. During 2014, 2013 and 2012, Liberty offset federal tax liabilities with tax credits derived from its alternative energy investments.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2014	2013
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$90	74
Foreign tax credit carryforwards	88	129
Accrued stock compensation	41	27
Other accrued liabilities	143	85
Other future deductible amounts	134	119
Deferred tax assets	496	434
Valuation allowance	(54)	(52)
Net deferred tax assets	442	382

Deferred tax liabilities:
Investments	703	569
Intangible assets	1,284	1,416
Discount on exchangeable debentures	1,009	958
Deferred gain on debt retirements	257	313
Other	10	52
Deferred tax liabilities	3,263	3,308
Net deferred tax liabilities	$2,821	2,926

The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2014	2013
	amounts in millions
Current deferred tax liabilities	$972	925
Long-term deferred tax liabilities	1,849	2,001
Net deferred tax liabilities	$2,821	2,926

The Company's valuation allowance increased $2 million in 2014.  The entire change in valuation allowance affected tax expense.

At December 31, 2014, Liberty had net operating losses (on a tax effected basis) and foreign tax credit carryforwards for income tax purposes aggregating approximately $90 million and $88 million, respectively, of which, $9 million will expire in 2017 and $169 million will expire beyond 2020 if not utilized to reduce domestic, state or foreign income tax liabilities in future periods.  These net operating losses and foreign tax credit carryforwards are expected to be utilized prior to expiration, except for $54 million of net operating losses which based on current projections of domestic, state and foreign income may expire unused.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2014	2013
	amounts in millions
Balance at beginning of year	$124	122
Additions based on tax positions related to the current year	16	19
Additions for tax positions of prior years	20	1
Reductions for tax positions of prior years	(3)	(3)
Lapse of statute and settlements	(21)	(15)
Balance at end of year	$136	124

As of December 31, 2014, the Company had recorded tax reserves of $136 million related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $68 million would be reflected in the Company's tax expense and affect its effective tax rate.  Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2015. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $23 million.

As of December 31, 2014, the Company's 2001 through 2010 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2010 through 2012 tax years.  The Company's tax loss carryforwards from its 2010 through 2012 tax years are still subject to adjustment.  The Company's 2013 and 2014 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns.  QVC is currently under audit in the U.K., Germany and Italy.  As of December 31, 2014, no material assessments have resulted from these audits.

As of December 31, 2014, the Company had recorded $28 million of accrued interest and penalties related to uncertain tax positions.

(12) Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors.  As of December 31, 2014, no shares of preferred stock were issued.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

As of December 31, 2014, Liberty reserved for issuance upon exercise of outstanding stock options approximately 24.9 million shares of Series A Liberty Interactive common stock and approximately 1.0 million shares of Series B Liberty Interactive common stock. As of December 31, 2014, Liberty reserved for issuance upon exercise of outstanding stock options approximately 4.0 million shares of Series A Liberty Ventures common stock and approximately 1.5 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B Liberty Interactive and Ventures common stock there are 4 billion  and 200 million shares of Series C Liberty Interactive and Ventures common stock authorized for issuance, respectively. As of December 31, 2014, no shares of any Series C Liberty Interactive and Ventures common stock were issued or outstanding.

As discussed in note 2, on February 27, 2014, Liberty’s board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, to be effected by means of a dividend. The stock split was done in order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock. In the stock split, a dividend was paid on April 11, 2014 to holders of Series A and Series B Liberty Ventures common stock of one share of Series A or Series B Liberty Ventures common stock for each share of Series A or Series B Liberty Ventures common stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014. The stock split has been recorded retroactively for all periods presented for comparability purposes.

Additionally, as discussed in note 2, on October 3, 2014, Liberty attributed from the QVC Group to the Ventures Group its Digital Commerce companies.  Holders of Liberty Interactive common shares received 0.14217 shares of Liberty Ventures common shares for each share of Liberty Interactive common shares held, as of the record date.  The shares issued and subsequently distributed to Liberty Interactive common stock shareholders in the form of a dividend did not require retroactive treatment.

Purchases of Common Stock

During the year ended December 31, 2012 the Company repurchased 44,668,431 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $815 million.

During the year ended December 31, 2013 the Company repurchased 46,305,637 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $1,089 million.

During the year ended December 31, 2014 the Company repurchased 27,356,993 shares of Series A Liberty Interactive common stock for aggregate cash consideration of $785 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

(13)Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee (the "Committee") of Liberty approved a compensation arrangement, including term options discussed in note 14, for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause," he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason,” the arrangement provides for him to receive his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the CEO terminates his employment without “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law and a payment of the $11,750,000 and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the CEO's death or his disability, the arrangement provides that he will be entitled only to his accrued base salary and any amounts due under applicable law, a payment of 1.5 times his base salary during that year, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

In addition, beginning in 2015, the CEO will receive annual performance-based options to purchase shares of QVCB and LVNTB with a term of 7 years (the “Performance Options”) and performance-based restricted stock units with respect to QVCB and LVNTB (the “Performance RSUs” and together with the Performance Options, the “Performance Awards”) during the employment term.  Grants of Performance Awards will be allocated between Liberty and Liberty Media Corporation. The aggregate target amount to be allocated between Liberty and Liberty Media will be $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019.  Vesting of the

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Performance Awards will be determined based on satisfaction of performance metrics that will be set by Liberty and Liberty Media’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year.  In addition, Liberty and Liberty Media’s compensation committees may grant additional Performance Awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

Salary compensation related to services provided is allocated from LMC to Liberty pursuant to the Services Agreement.  Any cash bonus attributable to the performance of Liberty is paid directly by Liberty.

(14)  Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Plan"), and  the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time (the "2007 Plan") the Company has granted to certain of its employees stock options and SARs (collectively, "Awards") to purchase shares of Liberty common stock. The 2000 Plan and 2007 Plan provide for Awards to be issued in respect of a maximum of 1.9 million shares and 3.5 million shares, respectively, of Liberty common stock.  No additional grants may be made pursuant to these plans.  On June 24, 2010, stockholders of the Company approved the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time (the "2010 Plan").  The 2010 Plan provides for Awards to be made in respect of a maximum of 45.6 million shares of Liberty common stock.  Additionally, pursuant to the Liberty Interactive Corporation 2012 Incentive Plan, as amended (the "2012 Plan"), the Company may grant Awards to be made in respect of a maximum of 47 million shares of  Liberty common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

Pursuant to the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan, as amended from time to time (the "2011 NDIP"), the Liberty Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

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

The exercise prices and number of shares subject to the Adjusted Liberty Ventures Award and the TripAdvisor Holdings Award were determined based on 1) the exercise prices and number of shares subject to the Liberty Ventures Award, 2) the pre-distribution trading price of the Liberty Ventures common stock and 3) the post-distribution trading

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

prices of Liberty Ventures common stock and TripAdvisor Holdings common stock, such that all of the pre-distribution intrinsic value of the Liberty Ventures Award was allocated between the Adjusted Liberty Ventures Award and the TripAdvisor Holdings Award.

Following the TripAdvisor Holdings Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripAdvisor Holdings common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

Additionally, outstanding stock options, relating to Liberty Interactive common stock, were adjusted, using a similar methodology as described above, in connection with the stock dividend related to the reattribution of the Digital Commerce businesses from the QVC Group to the Ventures Group during October 2014.

Liberty - Grants

During the year ended December 31, 2014, Liberty granted, primarily to QVC employees, 1.9 million options to purchase shares of Series A Liberty Interactive common stock which had a weighted average grant-date fair value of $12.04 per share. Liberty also granted approximately 20 thousand options to purchase shares of Series A Liberty Ventures common stock which had a weighted average grant-date fair value of $16.55 per share. Such options primarily vest on a semi-annual basis over a 4 year vesting period.

In December 2014, Liberty granted 646 thousand options of Series B Liberty Interactive common stock and 1.4 million options of Series B Liberty Ventures common stock to the CEO of Liberty in connection with a new employment agreement (see note 13).  Such options had a weighted average grant-date fair value of $10.50 per share and $15.52 per share, respectively.  Of those options, one half vest on December 24, 2018 and the other half vest on December 24, 2019.

During the year ended December 31, 2013, Liberty granted, primarily to QVC employees, 4.3 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $8.26 per share.   Liberty also granted approximately 7 thousand options to purchase shares of Series A Liberty Ventures common stock.  Such options had a weighted average grant-date fair value of $57.37 per share.

During the year ended December 31, 2012, the Company granted approximately 3.4 million options to purchase shares of Series A Liberty Interactive common stock.  Such options had a weighted average grant-date fair value of $8.44.  During the year ended December 31, 2012, the Company also granted 36 thousand options to purchase shares of Series A Liberty Ventures common stock, which options had a weighted average grant-date fair value of $27.29 per share.

During the fourth quarter of 2012, the Company entered into a series of transactions with certain officers of Liberty and its subsidiaries, associated with certain outstanding stock options, in order to recognize tax deductions in that year versus future years (the "2012 Option Exchange").  On December 4, 2012 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of (i) each unvested in-the-money option to acquire shares of Series A Liberty Interactive common stock and (ii) each unvested in-the-money option to acquire shares of Series A Liberty Ventures common stock, in each case, held by certain of its and its subsidiaries' officers (collectively, the “Eligible Optionholders”). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire Series A Liberty Interactive shares and Series A Liberty Ventures shares (the “Eligible Options”), and:

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

•	with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option;
•	and with respect to each unvested Eligible Option:
•

the Eligible Optionholder sold to the Company, for cash, the shares of Series A Liberty Interactive or Series A Liberty Ventures, as applicable, received upon exercise of such unvested Eligible Option and used the proceeds of that sale to purchase from the Company an equal number of restricted Series A Liberty Interactive or Series A Liberty Ventures shares, as applicable, which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

•

the Company granted the Eligible Optionholder an unvested new option, with substantially the same terms and conditions as the exercised unvested Eligible Option, except that (a) the number of shares underlying the new option is equal to the number of shares underlying such exercised unvested Eligible Option less the number of restricted shares purchased from the Company as described above and (b) the exercise price of the new option is the closing price per Series A Liberty Interactive or Series A Liberty Ventures share, as applicable, on The Nasdaq Global Select Market on the Grant Date.

In connection with the 2012 Option Exchange, Liberty granted 20.1 million and 905 thousand options to purchase shares of Series A Liberty Interactive common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $7.15 and $26.58 per share, respectively.

The 2012 Option Exchange was considered a modification under ASC 718 - Stock Compensation and resulted in incremental compensation expense in 2012 of $17 million and $4 million for the Liberty Interactive (now QVC) and Liberty Ventures groups, respectively.  Incremental compensation expense is also being recognized over the remaining vesting periods of the new unvested options and the restricted shares and is included in unrecognized compensation.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2014, 2013 and 2012, the range of expected terms was 1.3 to 9.0 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table presents the range of volatilities used by Liberty in the Black-Scholes Model for the 2014, 2013 and 2012 Liberty Interactive and Liberty Ventures grants.

	Volatility
2014 grants
Liberty Interactive options	33.6%	-	39.7%
Liberty Ventures options	41.1%	-	43.7%
2013 grants
Liberty Interactive options	38.3%	-	38.7%
Liberty Ventures options	43.7%	-	49.9%
2012 grants
Liberty Interactive options	28.2%	-	47.51%
Liberty Ventures options	47.5%	-	49.94%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase Liberty Interactive and Liberty Ventures common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.  As discussed in note 2, on February 27, 2014, Liberty’s board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, to be effected by means of a dividend.  The stock split has been recorded retroactively for all periods presented for comparability purposes.

	Liberty Interactive
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2014	30,607	$17.98				432	$17.92
Granted	1,879	$29.19				646	$29.87
Exercised	(6,016)	$15.84				—	$—
Forfeited/Cancelled	(1,005)	$20.96				—	$—
Stock dividend adjustment	(565)	$17.38				(34)	$16.51
Outstanding at December 31, 2014	24,900	$17.49	4.4	years	$297	1,044	$24.78	4.5	years	$5
Exercisable at December 31, 2014	16,879	$16.38	4.1	years	$220	398	$16.51	0.5	years	$5

	Liberty Ventures
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2014	1,932	$28.71				44	$23.35
Granted	20	$38.10				1,406	$37.63
Exercised	(398)	$19.57				—	$—
Forfeited/Cancelled	(1)	$34.30				—	$—
Adjustment for the TripAdvisor Holdings Spin-Off	28	$14.63				—	$—
Stock dividend adjustment	2,416	$22.15				57	$20.76
Outstanding at December 31, 2014	3,997	$19.10	4.3	years	$74	1,507	$36.24	6.6	years	$2
Exercisable at December 31, 2014	3,094	$18.87	4.1	years	$58	101	$16.82	0.5	years	$2

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

As of December 31, 2014, the total unrecognized compensation cost related to unvested awards of Liberty employees was approximately $80 million, including incremental compensation under the Option Exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2014, 2013 and 2012 was $91 million, $76 million and $339 million, respectively.  The aggregate intrinsic value of options exercised for the year ended December 31, 2012 includes approximately $242 million related to the intrinsic value of options exercised as a result of the 2012 Option Exchange.

Liberty - Restricted Stock

Associated with the 2012 Option Exchange the Company issued unvested restricted shares of Liberty Interactive and Liberty Ventures common stock, of which 639 thousand and 177 thousand shares, respectively, remain unvested as of December 31, 2014.  These shares continue to vest over the next year, and since the 2012 Option Exchange was accounted for as a modification, the compensation expense associated with these restricted shares was treated as incremental compensation, as discussed above, and is included in the total unrecognized compensation costs under the outstanding Awards section above. The Company had approximately 1.3 million shares and 249 thousand shares of unvested restricted Liberty Interactive and Liberty Ventures common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2014, not issued under the Option Exchange.  These Series A unvested restricted shares of Liberty Interactive and Liberty Ventures had a weighted average grant date fair value of $17.49 and $4.07 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2014, 2013 and 2012 was $19 million, $16 million and $12 million, respectively.

Other

Certain of the Company's other subsidiaries have stock-based compensation plans under which employees and non-employees are granted options or similar stock-based awards.  Awards made under these plans vest and become exercisable over various terms.  The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(15)Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

to all plans aggregated $27 million, $24 million and $19 million, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively.

(16)Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates. The 2013 and 2012 tax (expense) benefit and before-tax amounts have been revised to be consistent with the 2014 presentation.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Share of	AOCI
	currency	AOCI	of
	translation	of equity	discontinued
	adjustments	affiliates	operations	AOCI
	amounts in millions
Balance at January 1, 2012	$158	(6)	—	152
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(7)	3	—	(4)
Balance at December 31, 2012	151	(3)	—	148
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(48)	2	(3)	(49)
Balance at December 31, 2013	103	(1)	(3)	99
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(178)	(18)	(3)	(199)
Distribution to stockholders for TripAdvisor Holdings Spin-Off	—	—	6	6
Balance at December 31, 2014	$(75)	(19)	—	(94)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2014:
Foreign currency translation adjustments	$(241)	49	(192)
Share of other comprehensive earnings (loss) of equity affiliates	(29)	11	(18)
Other comprehensive earnings (loss) from discontinued operations	(2)	1	(1)
Other comprehensive earnings (loss)	$(272)	61	(211)
Year ended December 31, 2013:
Foreign currency translation adjustments	$(65)	(8)	(73)
Share of other comprehensive earnings (loss) of equity affiliates	3	(1)	2
Other comprehensive earnings (loss) from discontinued operations	(5)	2	(3)
Other comprehensive earnings (loss)	$(67)	(7)	(74)
Year ended December 31, 2012:
Foreign currency translation adjustments	$(47)	21	(26)
Share of other comprehensive earnings (loss) of equity affiliates	5	(2)	3
Other comprehensive earnings (loss) from discontinued operations	2	(1)	1
Other comprehensive earnings (loss)	$(40)	18	(22)

(17)Commitments and Contingencies

Operating Leases

Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $47 million, $50 million and $52 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2014 follows (amounts in millions):

Years ending December 31:
2015	$33
2016	$30
2017	$28
2018	$28
2019	$25
Thereafter	$126

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2014.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

For the year ended December 31, 2014, Liberty has identified the following consolidated subsidiary as its reportable segment:

•

QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet and mobile transactions through its domestic and international websites.

Additionally, for presentation purposes Liberty is providing financial information of the Digital Commerce businesses on an aggregated basis.  The consolidated businesses do not contribute significantly to the overall operations of Liberty on an individual basis; however, Liberty believes that on an aggregated basis they provide relevant information for users of these financial statements.  While these businesses may not meet the aggregation criteria under relevant accounting

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

literature, Liberty believes the information is relevant and helpful for a more complete understanding of the consolidated results.

•

Digital Commerce—the aggregation of certain consolidated subsidiaries and equity affiliate that market and sell a wide variety of consumer products via the Internet.  Categories of consumer products include perishable and personal gift offerings (Provide, prior to December 31, 2014 and our equity affiliate, FTD, as of December 31, 2014), active lifestyle gear and clothing (Backcountry), fitness and health goods (Bodybuilding), digital invitations (Evite), infant and juvenile-related products (Right Start) and a drop-ship solutions company (CommerceHub).

Due to the TripAdvisor Holdings Spin-Off completed on August 27, 2014, TripAdvisor is no longer considered a separate reportable segment. Prior to the completion of the TripAdvisor Holdings Spin-Off, BuySeasons was included in the Digital Commerce segment.

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

Performance Measures

	Years ended December 31,
	2014		2013		2012
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$8,801	1,910	8,623	1,841	8,516	1,828
Digital Commerce (1)	1,227	53	1,596	103	1,372	102
Corporate and other	—	(24)	—	(20)	—	(27)
Total QVC Group	10,028	1,939	10,219	1,924	9,888	1,903
Ventures Group
Digital Commerce (1)	471	44	NA	NA	NA	NA
Corporate and other	—	(18)	—	(11)	—	(5)
Total Ventures Group	471	26	—	(11)	—	(5)
Consolidated Liberty	$10,499	1,965	10,219	1,913	9,888	1,898

(1)

As discussed in note 2, on October 3, 2014, Liberty completed the reattribution from the QVC Group (formerly referred to as the Interactive Group, prior to the reattribution), to the Ventures Group its Digital Commerce companies. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements, with October 1, 2014 used as a proxy for the date of the reattribution. Accordingly, Revenue and Adjusted OIBDA attributable to the Digital Commerce companies are included in the QVC Group for the period through September 30, 2014 and are included in the Ventures Group for the period beginning October 1, 2014.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Other Information

	December 31, 2014			December 31, 2013
		Investments			Investments
	Total	in	Capital	Total	in	Capital
	assets	affiliates	expenditures	assets (1)	affiliates	expenditures
	amounts in millions
QVC Group
QVC	$12,466	47	183	13,031	51	217
Digital Commerce (1)(2)	NA	NA	43	1,218	—	74
Corporate and other	546	328	—	613	292	—
Total QVC Group	13,012	375	226	14,862	343	291
Ventures Group
Digital Commerce (2)	693	355	15	NA	NA	NA
Corporate and other (1)	5,135	903	—	9,984	894	—
Total Ventures Group	5,828	1,258	15	9,984	894	—
Inter-group eliminations	(199)	—	—	(170)	—	—
Consolidated Liberty	$18,641	1,633	241	24,676	1,237	291

(1)

Total assets of discontinued operations at December 31, 2013 are included in the table above. BuySeasons and TripAdvisor total assets are included in the Corporate and other line item in the QVC Group and Ventures Group, respectively.

(2)

As discussed in note 2, on October 3, 2014, Liberty completed the reattribution from the QVC Group (formerly referred to as the Interactive Group, prior to the reattribution), to the Ventures Group its Digital Commerce companies. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements, with October 1, 2014 used as a proxy for the date of the reattribution. Accordingly, total assets, investments and affiliates and capital expenditures attributable to the Digital Commerce companies are included in the QVC Group for the period through September 30, 2014 and are included in the Ventures Group for the period beginning October 1, 2014.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,965	1,913	1,898
Stock-based compensation	(108)	(118)	(91)
Depreciation and amortization	(662)	(629)	(591)
Impairment of intangible assets	(7)	(30)	(53)
Interest expense	(387)	(380)	(466)
Share of earnings (loss) of affiliates, net	39	33	47
Realized and unrealized gains (losses) on financial instruments, net	(57)	(22)	(351)
Gains (losses) on transactions, net	74	(1)	443
Other, net	(21)	(29)	47
Earnings (loss) from continuing operations before income taxes	$836	737	883

Revenue by Geographic Area

Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
United States	$7,617	7,332	6,873
Japan	912	1,029	1,251
Germany	1,003	971	957
Other foreign countries	967	887	807
	$10,499	10,219	9,888

Long-lived Assets by Geographic Area

	December 31,
	2014	2013
	amounts in millions
United States	$529	550
Japan	176	220
Germany	210	245
Other foreign countries	178	193
	$1,093	1,208

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(19)Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2014:
Revenue	$2,434	2,483	2,330	3,252
Operating income	$246	259	239	444
Earnings from continuing operations	$91	87	129	271
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Interactive common stock	$110	105	83	222
Series A and Series B Liberty Ventures common stock	$(28)	(28)	37	36
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.23	0.23	0.18	0.47
Series A and Series B Liberty Ventures common stock	$(0.45)	(0.47)	0.47	0.28
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.23	0.23	0.18	0.46
Series A and Series B Liberty Ventures common stock	$(0.45)	(0.47)	0.46	0.28
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.22	0.22	0.17	0.47
Series A and Series B Liberty Ventures common stock	$(0.38)	(0.38)	0.51	0.28
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.22	0.21	0.17	0.46
Series A and Series B Liberty Ventures common stock	$(0.38)	(0.38)	0.50	0.28

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2013:
Revenue	$2,417	2,384	2,225	3,193
Operating income	$264	269	197	406
Earnings from continuing operations	$41	131	122	260
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B Liberty Interactive common stock	$95	109	77	157
Series A and Series B Liberty Ventures common stock	$(68)	11	36	84
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.19	0.22	0.16	0.32
Series A and Series B Liberty Ventures common stock	$(0.97)	0.07	0.47	1.18
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.18	0.21	0.15	0.32
Series A and Series B Liberty Ventures common stock	$(0.97)	0.07	0.46	1.16
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.18	0.21	0.15	0.31
Series A and Series B Liberty Ventures common stock	$(0.93)	0.15	0.49	1.15
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B Liberty Interactive common stock	$0.18	0.21	0.15	0.31
Series A and Series B Liberty Ventures common stock	$(0.93)	0.15	0.49	1.14

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2015:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2015 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2015.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K  filed on September 3, 2014 (File No. 001-33982)).

3 - Articles of Incorporation and Bylaws:

3.1Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A filed on August 2, 2012 (File No. 001-33982)).

3.2Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1Specimen certificate for shares of the Registrant's Series A Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

4.2Specimen certificate for shares of the Registrant's Series B Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty 2011 10-K).

4.3Specimen certificate for shares of the Registrant's Series A Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, as filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

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

10.2Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Liberty Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013) (File No. 001-33982) (the “Liberty 201310-Q”).

10.3  Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).

10.4Amendment to the 2007 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-Q).

10.5  Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.6Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Liberty 2013 10-Q).

10.7  Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).

10.8Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q).

10.9  Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.10Amendment to the 2011 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.2 to the Liberty 2013 10-Q).

10.11Form of Liberty Interactive Corporation 2012 Incentive Plan (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 13, 2012 (File No. 333-184901)).

10.12Amendment to the 2012 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.6 to the Liberty 2013 10-Q).

10.13Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Liberty 2013 10-K).

10.14Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K).

10.15Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Liberty 2011 10-K).

10.16Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).

10.17Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.18Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.19Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.20Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).

10.21Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.22Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.23Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.24Employment Agreement between Michael George and QVC, Inc. (“QVC”) dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.25Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014.*

10.26Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Liberty 2012 10-K).

10.27Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.28Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.29Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.30Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K)

10.31  Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.32 Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.33Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014) (File No. 001-33982)).

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

10.37  Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q filed on May 9, 2013 (File No. 333-184501)).

10.38Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.39Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.40Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to QVC's Current Report on Form 8-K filed on March 7, 2013 (File No. 333- 184501)).

21Subsidiaries of Liberty Interactive Corporation.*

23.1Consent of KPMG LLP.*

31.1Rule 13a-14(a)/15d - 14(a) Certification.*

31.2Rule 13a-14(a)/15d - 14(a) Certification.*

32Section 1350 Certification.**

99.1Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INSXBRL Instance Document.*

101.SCHXBRL Taxonomy Extension Schema Document.*

101.CALXBRL Taxonomy Calculation Linkbase Document.*

101.LABXBRL Taxonomy Label Linkbase Document.*

101.PREXBRL Taxonomy Presentation Linkbase Document.*

101.DEFXBRL Taxonomy Definition Document.*

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Date: February 26, 2015	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: February 26, 2015	By /s/Christopher W. Shean
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 26, 2015
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 26, 2015
Gregory B. Maffei	and President

/s/Michael A. George	Director	February 26, 2015
Michael A. George

/s/M. Ian G. Gilchrist	Director	February 26, 2015
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 26, 2015
Evan D. Malone

/s/David E. Rapley	Director	February 26, 2015
David E. Rapley

/s/M. LaVoy Robison	Director	February 26, 2015
M. LaVoy Robison

/s/Larry E. Romrell	Director	February 26, 2015
Larry E. Romrell

/s/Andrea L. Wong	Director	February 26, 2015

Andrea L. Wong

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K  filed on September 3, 2014 (File No. 001-33982)).

3 - Articles of Incorporation and Bylaws:

3.1Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant's Form 8-A filed on August 2, 2012 (File No. 001-33982)).

3.2Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1Specimen certificate for shares of the Registrant's Series A Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

4.2Specimen certificate for shares of the Registrant's Series B Liberty Interactive common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty 2011 10-K).

4.3Specimen certificate for shares of the Registrant's Series A Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, as filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

4.4Specimen certificate for shares of the Registrant's Series B Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Liberty S-4).

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

10.2Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Liberty Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013) (File No. 001-33982) (the “Liberty 201310-Q”).

10.3  Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).

10.4Amendment to the 2007 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-Q).

10.5  Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).

10.6Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Liberty 2013 10-Q).

10.7  Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).

10.8Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q).

10.9  Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Liberty 2011 10-Q).

10.10Amendment to the 2011 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.2 to the Liberty 2013 10-Q).

10.11Form of Liberty Interactive Corporation 2012 Incentive Plan (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on November 13, 2012 (File No. 333-184901)).

10.12Amendment to the 2012 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.6 to the Liberty 2013 10-Q).

10.13Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Liberty 2013 10-K).

10.14Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K).

10.15Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Liberty 2011 10-K).

10.16Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).

10.17Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.18Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.19Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.20Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).

10.21Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.22Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.23Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.24Employment Agreement between Michael George and QVC, Inc. (“QVC”) dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.25Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014.*

10.26Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Liberty 2012 10-K).

10.27Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.28Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.29Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.30Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K)

10.31  Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.32 Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.33Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014) (File No. 001-33982)).

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

10.37  Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q filed on May 9, 2013 (File No. 333-184501)).

10.38Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.39Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.40Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to QVC's Current Report on Form 8-K filed on March 7, 2013 (File No. 333- 184501)).

21Subsidiaries of Liberty Interactive Corporation.*

23.1Consent of KPMG LLP.*

31.1Rule 13a-14(a)/15d - 14(a) Certification.*

31.2Rule 13a-14(a)/15d - 14(a) Certification.*

32Section 1350 Certification.**

99.1Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INSXBRL Instance Document.*

101.SCHXBRL Taxonomy Extension Schema Document.*

101.CALXBRL Taxonomy Calculation Linkbase Document.*

101.LABXBRL Taxonomy Label Linkbase Document.*

101.PREXBRL Taxonomy Presentation Linkbase Document.*

101.DEFXBRL Taxonomy Definition Document.*

*  Filed herewith.

** Furnished herewith.