Form 10-Q
period 2015-03-31
Liberty Interactive Corp
filed 2015-05-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer 	Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of April 30, 2015 was:

	Series A	Series B

Liberty Interactive	443,321,805	29,263,775
Liberty Ventures	134,623,906	7,092,111

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,350	2,306
Trade and other receivables, net of allowance for doubtful accounts of $90 million and $92 million, respectively	867	1,232
Inventory, net	1,119	1,049
Short term marketable securities (note 6)	860	889
Other current assets	75	72
Total current assets	5,271	5,548
Investments in available-for-sale securities and other cost investments (note 7)	1,236	1,224
Investments in affiliates, accounted for using the equity method (note 8)	1,419	1,633
Property and equipment, at cost	1,966	2,030
Accumulated depreciation	(928)	(937)
	1,038	1,093
Intangible assets not subject to amortization (note 9):
Goodwill	5,355	5,404
Trademarks	2,489	2,489
	7,844	7,893
Intangible assets subject to amortization, net (note 9)	1,122	1,185
Other assets, at cost, net of accumulated amortization	72	65
Total assets	$18,002	18,641

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2015	2014
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$639	735
Accrued liabilities	591	743
Current portion of debt (note 10)	939	946
Deferred income tax liabilities	991	972
Other current liabilities	236	343
Total current liabilities	3,396	3,739
Long-term debt, including $2,502 million and $2,574 million measured at fair value (note 10)	6,981	7,105
Deferred income tax liabilities	1,739	1,849
Other liabilities	181	168
Total liabilities	12,297	12,861
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Interactive common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 444,595,005 shares at March 31, 2015 and 447,451,702 shares at December 31, 2014	5	5
Series B Liberty Interactive common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,275,775 shares at March 31, 2015 and 28,877,554 shares at December 31, 2014	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 134,566,440 shares at March 31, 2015 and 134,525,874 shares at December 31, 2014	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 7,092,111 shares at March 31, 2015 and 6,991,127 shares at December 31, 2014	—	—
Additional paid-in capital	—	4
Accumulated other comprehensive earnings (loss), net of taxes	(210)	(94)
Retained earnings	5,813	5,757
Total stockholders' equity	5,609	5,673
Noncontrolling interests in equity of subsidiaries	96	107
Total equity	5,705	5,780
Commitments and contingencies (note 12)
Total liabilities and equity	$18,002	18,641

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Net retail sales	$2,214	2,434
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,415	1,556
Operating	191	213
Selling, general and administrative, including stock-based compensation (note 4)	204	256
Depreciation and amortization	168	163
	1,978	2,188
Operating income	236	246
Other income (expense):
Interest expense	(95)	(95)
Share of earnings (losses) of affiliates, net (note 8)	3	(2)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(4)	(25)
Other, net	15	7
	(81)	(115)
Earnings (loss) from continuing operations before income taxes	155	131
Income tax (expense) benefit	(3)	(40)
Net earnings (loss) from continuing operations	152	91
Earnings (loss) from discontinued operations, net of taxes	—	19
Net earnings (loss)	152	110
Less net earnings (loss) attributable to the noncontrolling interests	9	28
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$143	82

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$151	110
Liberty Ventures common stock	(8)	(28)
	$143	82

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2015	2014
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.32	0.23
Series A and Series B Liberty Ventures common stock	$(0.06)	(0.45)
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.31	0.23
Series A and Series B Liberty Ventures common stock	$(0.06)	(0.45)

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.32	0.22
Series A and Series B Liberty Ventures common stock	$(0.06)	(0.38)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$0.31	0.22
Series A and Series B Liberty Ventures common stock	$(0.06)	(0.38)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Net earnings (loss)	$152	110
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(102)	17
Share of other comprehensive earnings (losses) of equity affiliates	(14)	—
Share of other comprehensive earnings (losses) of discontinued operations	—	8
Other comprehensive earnings (loss)	(116)	25
Comprehensive earnings (loss)	36	135
Less comprehensive earnings (loss) attributable to the noncontrolling interests	9	40
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$27	95

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
Liberty Interactive common stock	$35	123
Liberty Ventures common stock	(8)	(28)
	$27	95

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$152	110
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(19)
Depreciation and amortization	168	163
Stock-based compensation	15	25
Cash payments for stock-based compensation	(2)	(4)
Excess tax benefit from stock-based compensation	(13)	(8)
Share of (earnings) losses of affiliates, net	(3)	2
Cash receipts from returns on equity investments	13	10
Realized and unrealized (gains) losses on financial instruments, net	4	25
Deferred income tax expense (benefit)	(54)	(32)
Other, net	(8)	—
Changes in operating assets and liabilities
Current and other assets	258	176
Payables and other liabilities	(310)	(51)
Net cash provided (used) by operating activities	220	397
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(20)	—
Cash proceeds from dispositions of investments	—	25
Investments in and loans to cost and equity investees	(45)	(18)
Cash receipts from returns of equity investments	200	—
Capital expended for property and equipment	(44)	(41)
Purchases of short term and other marketable securities	(287)	(106)
Sales of short term and other marketable securities	313	68
Other investing activities, net	(44)	(8)
Net cash provided (used) by investing activities	73	(80)
Cash flows from financing activities:
Borrowings of debt	531	1,551
Repayments of debt	(642)	(1,352)
Repurchases of Liberty Interactive common stock	(123)	(213)
Minimum withholding taxes on net settlements of stock-based compensation	(11)	(8)
Excess tax benefit from stock-based compensation	13	8
Other financing activities, net	(7)	(37)
Net cash provided (used) by financing activities	(239)	(51)
Net cash provided (used) by discontinued operations:
Operating	—	129
Investing	—	(154)
Financing	—	(13)
Change in available cash held by discontinued operations	—	32
Net cash provided (used) by discontinued operations	—	(6)
Effect of foreign currency exchange rates on cash	(10)	—
Net increase (decrease) in cash and cash equivalents	44	260
Cash and cash equivalents at beginning of period	2,306	902
Cash and cash equivalents at end of period	$2,350	1,162

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2015

	Stockholders' Equity
		Common stock					Accumulated
		Liberty		Liberty		Additional	other		Noncontrolling
	Preferred	Interactive		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	5	—	1	—	4	(94)	5,757	107	5,780
Net earnings (loss)	—	—	—	—	—	—	—	143	9	152
Other comprehensive earnings (loss)	—	—	—	—	—	—	(116)	—	—	(116)
Stock-based compensation	—	—	—	—	—	14	—	—	—	14
Series A Liberty Interactive common stock repurchases	—	—	—	—	—	(123)	—	—	—	(123)
Stock issued upon exercise of stock options	—	—	—	—	—	16	—	—	—	16
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(11)	—	—	—	(11)
Excess tax benefit from stock-based compensation	—	—	—	—	—	13	—	—	—	13
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(20)	(20)
Other (note 1)	—	—	—	—	—	87	—	(87)	—	—
Balance at March 31, 2015	$—	5	—	1	—	—	(210)	5,813	96	5,705

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 but a proposal has been issued to extend the effective date to those fiscal years beginning after December 31, 2017.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its revenue recognition but does not believe that the standard will significantly impact its financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under GAAP with the presentation under comparable International Financial Reporting Standards. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The standard requires the use of the retrospective transition method. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

As a result of the TripAdvisor Holdings Spin-Off (defined in note 3) and repurchases of Series A Liberty Interactive common stock, the Company’s additional paid-in capital balance was in a deficit position as of March 31, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($87 million) to retained earnings as of March 31, 2015.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million was reimbursable to LMC for each of the three months ended March 31, 2015 and 2014.  Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

(2)   Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Interactive common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the QVC Group and the Ventures Group, respectively.

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

On October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the QVC Group (referred to as the “Interactive Group” prior to the reattribution) to the Ventures Group of certain of its Digital Commerce companies (defined below) and cash, which was provided by QVC, Inc. (“QVC”) as a result of a draw-down of QVC’s credit facility. In return, holders of Liberty Interactive common stock received a dividend of approximately 67.7 million shares of Liberty Ventures common stock, or 0.14217 of a Liberty Ventures share for each share of Liberty Interactive common stock outstanding on October 13, 2014, the record date of the dividend. The distribution date for the dividend was October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014. The reattributed Digital Commerce companies were comprised of Liberty’s consolidated subsidiaries Backcountry.com, Bodybuilding.com, LLC, Provide Commerce, Inc. (“Provide”), CommerceHub, Evite, Inc. and LMC Right Start, Inc. (collectively, the “Digital Commerce” companies). The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s condensed consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups had no consolidated impact on Liberty.

Provide was included in the Digital Commerce companies prior to the sale of Provide to FTD Companies, Inc. (“FTD”) on December 31, 2014 in exchange for cash and shares of FTD common stock representing approximately 35% of the combined company (see note 8 for additional information related to this transaction). Subsequent to this transaction,

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the Company’s interest in FTD, accounted for under the equity method, is included in the Digital Commerce companies. Given Liberty’s significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the Company’s condensed consolidated financial statements.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the reattribution, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiary QVC and our approximate 38% interest in HSN, Inc., along with cash and certain liabilities that reside with QVC as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of March 31, 2015, the QVC Group has cash and cash equivalents of approximately $530 million, which includes subsidiary cash.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the reattribution, the Ventures Group is primarily comprised of our Digital Commerce businesses and interests in Expedia, Inc., Interval Leisure Group, Inc. and LendingTree, Inc., available-for-sale securities in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $1,820 million at March 31, 2015. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3) Discontinued Operations

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc. as well as BuySeasons, Inc.,  Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The condensed consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying condensed consolidated statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements. Additionally, TripAdvisor, Inc. and BuySeasons, Inc. are no longer reflected in the segment financial information for all periods presented.

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

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

Three months ended
March 31, 2014
Revenue	$294
Earnings (loss) before income taxes	$27
Earnings (loss) attributable to Liberty Interactive Corporation shareholders	$1

Earnings per share of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

Three months ended
March 31, 2014
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$(0.01)
Series A and Series B Liberty Ventures common stock	$0.07
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B Liberty Interactive common stock	$(0.01)
Series A and Series B Liberty Ventures common stock	$0.07

The assets and liabilities included in the TripAdvisor Holdings Spin-Off, and their resulting impacts on the attributed statements of operations, were included in discontinued operations based on which group owned the assets at the time of the TripAdvisor Holdings Spin-Off.

(4)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, stock appreciation rights ("SARs"), restricted stock, performance-based restricted stock units and options to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $15 million and $25 million of stock-based compensation during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, Liberty granted 1.9 million options to QVC employees to purchase shares of Series A Liberty Interactive common stock.  Such options had a weighted average grant-date fair value of $11.92 per share and vest semi-annually over 4 years.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Also during the three months ended March 31, 2015, Liberty granted to Liberty employees 1.1 million and 308 thousand options to purchase shares of Series A Liberty Interactive common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $12.20 and $17.65 per share, respectively, and each grant contains options that vest over two different periods, annually over three years and 50% on each of December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 132 thousand and 135 thousand performance-based options of Series B Liberty Interactive common stock and Series B Liberty Ventures common stock, respectively, and 182 thousand and 13 thousand performance-based restricted stock units of Series B Liberty Interactive common stock and Series B Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $10.10 per share and $17.16 per share, respectively. The restricted stock units had a weighted average grant-date fair value of $29.41 per share and $42.33 per share, respectively. The options and restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.

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

	Liberty Interactive
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	24,900	$17.49
Granted	2,963	$29.59
Exercised	(1,928)	$15.77
Forfeited/Cancelled	(338)	$22.49
Outstanding at March 31, 2015	25,597	$18.95	4.5	years	$263
Exercisable at March 31, 2015	16,175	$16.64	3.9	years	$203

	Liberty Interactive
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	1,044	$24.78
Granted	132	$29.41
Exercised	(398)	$16.51
Outstanding at March 31, 2015	778	$29.79	6.8	years	$—
Exercisable at March 31, 2015	—	$—	—	years	$—

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	3,997	$19.10
Granted	308	$40.07
Exercised	(195)	$19.56
Forfeited/Cancelled	(2)	$25.03
Outstanding at March 31, 2015	4,108	$20.65	4.2	years	$88
Exercisable at March 31, 2015	2,951	$18.84	3.9	years	$68

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	1,507	$36.24
Granted	135	$42.33
Exercised	(101)	$16.82
Outstanding at March 31, 2015	1,541	$38.04	6.8	years	$4
Exercisable at March 31, 2015	—	$—	—	years	$—

As of March 31, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $107 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Interactive Common Stock

Excluded from diluted EPS, for the three months ended March 31, 2015 and 2014, are 4 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive.

	Liberty Interactive Common Stock
	Three months ended
	March 31, 2015	March 31, 2014
	number of shares in millions
Basic EPS	473	494
Potentially dilutive shares	7	10
Diluted EPS	480	504

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

	Liberty Ventures Common Stock
	Three months ended
	March 31, 2015	March 31, 2014
	number of shares in millions
Basic EPS	141	73
Potentially dilutive shares	2	1
Diluted EPS	143	74

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2015			December 31, 2014
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$2,230	2,230	—	2,147	2,147	—
Short term marketable securities	$860	254	606	889	277	612
Available-for-sale securities	$1,207	1,186	21	1,220	1,203	17
Debt	$2,502	—	2,502	2,574	—	2,574

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Fair Value Option Securities	$(17)	(10)
Exchangeable senior debentures	13	(15)
	$(4)	(25)

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	March 31,	December 31,
	2015	2014
	amounts in millions
QVC Group
Other cost investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Time Warner Inc.	371	375
Time Warner Cable Inc.	803	815
Other AFS investments	58	30
Total attributed Ventures Group	1,232	1,220
Consolidated Liberty	$1,236	1,224

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at March 31, 2015 and the carrying amount at December 31, 2014:

				December 31,
	March 31, 2015			2014
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN, Inc. (1)	38%	$1,366	$146	328
Other	various	NA	47	47
Total QVC Group			193	375
Ventures Group
Expedia, Inc.	18%	$2,197	496	514
FTD Companies, Inc.	35%	305	350	355
Other	various	NA	380	389
Total Ventures Group			1,226	1,258
Consolidated Liberty			$1,419	1,633

(1)

As further discussed in note 10, HSN, Inc. (“HSNi”) declared a special dividend during January 2015 of $10 per share from which Liberty received approximately $200 million in cash during February 2015. Accordingly, the carrying amount of Liberty’s investment in HSNi was reduced by this return of our investment during the period.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$25	22
Other	(1)	(1)
Total QVC Group	24	21
Ventures Group
Expedia, Inc.	4	(6)
FTD Companies, Inc. (1)	(2)	NA
Other	(23)	(17)
Total Ventures Group	(21)	(23)
Consolidated Liberty	$3	(2)

(1)

On December 31, 2014, Liberty announced the closing of the acquisition by FTD Companies, Inc. ("FTD") of Provide, which was one of Liberty’s wholly-owned Digital Commerce businesses (as defined in note 2). Under the terms of the transaction, Liberty received approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash (the “FTD Transaction”). Subsequent to completion of the transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation.

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

		Digital
	QVC	Commerce	Total
	amounts in millions
Balance at January 1, 2015	$5,206	198	5,404
Foreign currency translation adjustments	(58)	—	(58)
Other	—	9	9
Balance at March 31, 2015	$5,148	207	5,355

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $129 million and $124 million for the three months ended March 31, 2015 and 2014, respectively. Based on its amortizable intangible assets as of March 31, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2015	$347
2016	$437
2017	$276
2018	$20
2019	$13

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2015	March 31, 2015	December 31, 2014
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	346	400	444
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 7.375% Senior Secured Notes due 2020	500	500	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	450	450	508
Other subsidiary debt	65	65	75
Total QVC Group debt	$5,702	5,748	5,860
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$438	292	294
3.75% Exchangeable Senior Debentures due 2030	438	293	291
3.5% Exchangeable Senior Debentures due 2031	351	331	325
0.75% Exchangeable Senior Debentures due 2043	850	1,186	1,220
Subsidiary level notes and facilities	70	70	61
Total Ventures Group debt	$2,147	2,172	2,191
Total consolidated Liberty debt	$7,849	7,920	8,051
Less current classification		(939)	(946)
Total long-term debt		$6,981	7,105

QVC Senior Secured Notes

QVC was in compliance with all of its debt covenants related to its outstanding senior secured notes at March 31, 2015.

QVC Bank Credit Facilities

On March 9, 2015, QVC entered into a second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”) which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty other than customary breakage costs. Any amounts prepaid on the revolving facility may

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

be reborrowed. Payment of the loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC. The purpose of the amendment was to, among other things, extend the maturity of QVC’s senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.6% at March 31, 2015. Availability under the Second Amended and Restated Credit Agreement at March 31, 2015 was $1.8 billion.

The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC’s consolidated leverage ratio. QVC was in compliance with all debt covenants related to the Second Amended and Restated Credit Agreement at March 31, 2015.

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.  As of March 31, 2015 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current.

As discussed in note 8, HSNi declared a special dividend during January 2015 of $10 per share from which Liberty received approximately $200 million in cash during February 2015.  Pursuant to the terms of the 1% Exchangeable Senior Debentures due 2043 (the “HSNi Exchangeables”), a portion of the special dividend was passed through to the holders of the notes ($54 million) and the outstanding principal balance of the HSNi Exchangeables was reduced during March 2015. Additionally, the portion of the quarterly dividend in excess of the regular cash dividend of $0.18 per share was passed through to bondholders during the three months ended March 31, 2015.

Other Subsidiary Debt

Other subsidiary debt at March 31, 2015 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2015 are as follows (amounts in millions):

Senior debentures	$884
QVC senior secured notes	$4,151

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2015.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11)   Stockholders' Equity

As of March 31, 2015, Liberty reserved for issuance upon exercise of outstanding stock options approximately 25.6 million shares of Series A Liberty Interactive common stock, 778 thousand shares of Series B Liberty Interactive common stock, 4.1 million shares of Series A Liberty Ventures common stock and 1.5 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B Liberty Interactive and Liberty Ventures common stock there are 4 billion shares of Series C Liberty Interactive and 200 million shares of Series C Liberty Ventures common stock authorized for issuance. As of March 31, 2015,  no shares of any Series C Liberty Interactive or Liberty Ventures common stock were issued or outstanding.

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

Additionally, as discussed in note 2, on October 3, 2014, Liberty attributed from the QVC Group to the Ventures Group its Digital Commerce companies.  Holders of Liberty Interactive common shares received 0.14217 of a Liberty Ventures share for each share of Liberty Interactive common shares held, as of the record date.  The shares issued and subsequently distributed to Liberty Interactive common stock shareholders in the form of a dividend did not require retroactive treatment.

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

For the three months ended March 31, 2015, Liberty has identified the following consolidated subsidiary as its reportable segment:

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

•

Digital Commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet.  Categories of consumer products include perishable and personal gift offerings (Provide), active lifestyle gear and clothing (Backcountry), fitness and health goods (Bodybuilding), digital invitations (Evite) and a drop-ship solutions company (CommerceHub).  Due to the FTD Transaction (discussed in note 8), the results of Provide are only included in the Company’s results through December 31, 2014.

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2014.

Performance Measures

	Three months ended March 31,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$1,938	407	1,986	412
Digital Commerce	NA	NA	448	29
Corporate and other	—	(6)	—	(4)
Total QVC Group	1,938	401	2,434	437
Ventures Group
Digital Commerce	276	22	NA	NA
Corporate and other	—	(4)	—	(3)
Total Ventures Group	276	18	—	(3)
Consolidated Liberty	$2,214	419	2,434	434

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2015
	Total	Investments	Capital
	assets	In affiliates	expenditures
	amounts in millions
QVC Group
QVC	$12,074	46	31
Corporate and other	407	147	—
Total QVC Group	12,481	193	31
Ventures Group
Digital Commerce	1,011	352	13
Corporate and other	4,715	874	—
Total Ventures Group	5,726	1,226	13
Inter-group eliminations	(205)	—	—
Consolidated Liberty	$18,002	1,419	44

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$419	434
Stock-based compensation	(15)	(25)
Depreciation and amortization	(168)	(163)
Interest expense	(95)	(95)
Share of earnings (loss) of affiliates, net	3	(2)
Realized and unrealized gains (losses) on financial instruments, net	(4)	(25)
Other, net	15	7
Earnings (loss) before income taxes	$155	131

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories (the “Digital Commerce” businesses). The more significant of these include Backcountry.com, Inc. ("Backcountry"), Bodybuilding.com, LLC ("Bodybuilding"), Evite, Inc. ("Evite"), LMC Right Start, Inc. (“Right Start”) and CommerceHub. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. Evite operates websites that offer invitations.  Right Start is a high-quality online and brick-and-mortar retailer of products for infants and toddlers. CommerceHub provides a Software-as-a-Service platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products.

Liberty’s former wholly-owned subsidiary, Provide Commerce, Inc. (“Provide”) was included in the Digital Commerce companies prior to the sale of Provide to FTD Companies, Inc. (“FTD”) on December 31, 2014 in exchange for cash and shares of FTD common stock representing approximately 35% of the combined company (the “FTD Transaction”). Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. FTD is a premier floral and gifting company that provides floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Subsequent to the FTD Transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation and FTD is included in the Digital Commerce companies.  Given Liberty’s significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the Company’s condensed consolidated financial statements.

Our "Corporate and Other" category includes our corporate ownership interests in other unconsolidated businesses and corporate expenses. We hold ownership interests in Expedia, Inc., HSN, Inc., Interval Leisure Group, Inc. and LendingTree, Inc. which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc. and Time Warner Cable Inc., which are accounted for at their respective fair market values and are included in "Corporate and Other."

As discussed in note 3 to the accompanying condensed consolidated financial statements, on August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc., as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. The accompanying condensed consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been reclassified from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements. Additionally, TripAdvisor, Inc. and BuySeasons, Inc. are no longer reflected in the segment financial information for all periods presented.

On October 3, 2014, Liberty reattributed from the QVC Group to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash. In connection with the reattribution, each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014 which resulted in an aggregate of 67.7 million shares of Series A and Series B Liberty Ventures common stock being issued. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s condensed consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution had no consolidated impact on Liberty.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2015, the Ventures Group is comprised of the Digital Commerce companies and our interests in Expedia, Inc., Interval Leisure Group, Inc., LendingTree, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $1,820 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of March 31, 2015, the QVC Group is primarily focused on our video operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiary QVC as well as our 38% interest in HSN, Inc. and cash and cash equivalents of approximately $530 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC as well certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities.

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

Operating Results

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue
QVC Group
QVC	$1,938	1,986
Digital Commerce	NA	448
Total QVC Group	1,938	2,434
Ventures Group
Digital Commerce	276	NA
Total Ventures Group	276	NA
Consolidated Liberty	$2,214	2,434

Adjusted OIBDA
QVC Group
QVC	$407	412
Digital Commerce	NA	29
Corporate and other	(6)	(4)
Total QVC Group	401	437
Ventures Group
Digital Commerce	22	NA
Corporate and other	(4)	(3)
Total Ventures Group	18	(3)
Consolidated Liberty	$419	434

Operating Income (Loss)
QVC Group
QVC	$246	260
Digital Commerce	NA	5
Corporate and other	(9)	(15)
Total QVC Group	237	250
Ventures Group
Digital Commerce	5	NA
Corporate and other	(6)	(4)
Total Ventures Group	(1)	(4)
Consolidated Liberty	$236	246

Revenue.    Our consolidated revenue decreased 9.0% or $220 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The decrease was primarily due to the deconsolidation of Provide as a result of the FTD Transaction  ($198 million) and decreased revenue at QVC ($48 million) as a result of foreign currency rate fluctuations during the period, offset slightly by growth in revenue at the remaining Digital Commerce companies.   See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

Consolidated Adjusted OIBDA decreased 3.5% or $15 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The overall decline in Adjusted OIBDA was primarily due to the deconsolidation of Provide as a result of the FTD Transaction  ($12 million), offset slightly by Adjusted OIBDA growth at the remaining Digital Commerce companies, a decrease at QVC of $5 million and a $3 million decrease in corporate and other.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock and performance-based restricted stock unit grants.

We recorded $15 million and $25 million of stock-based compensation for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $107 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.4 years.

Operating income.    Our consolidated operating income decreased 4.1% or $10 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The overall decrease in operating income was due to a decrease in operating income at QVC of $14 million, offset slightly by an improvement in corporate and other, primarily due to reduced stock-based compensation expense, discussed above. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Interest expense
QVC Group	$(75)	(76)
Ventures Group	(20)	(19)
Consolidated Liberty	$(95)	(95)

Share of earnings (losses) of affiliates
QVC Group	$24	21
Ventures Group	(21)	(23)
Consolidated Liberty	$3	(2)

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$(10)	1
Ventures Group	6	(26)
Consolidated Liberty	$(4)	(25)

Other, net
QVC Group	$8	1
Ventures Group	7	6
Consolidated Liberty	$15	7

Consolidated Liberty other income (expense)	$(81)	(115)

Interest expense.    Interest expense remained flat for the three months ended March 31, 2015, as compared to the corresponding period in the prior year. The slight decrease in the QVC Group interest expense is attributable to QVC's refinancing activities resulting in a lower average interest rate and the reattribution of interest expense attributable to the Digital Commerce companies from the QVC Group to the Ventures Group. The slight increase in the Ventures Group interest expense during the three months ended March 31, 2015 as compared to the corresponding period in the prior year is primarily due to the reattribution of the Digital Commerce companies from the QVC Group to the Ventures Group on October 1, 2014.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$25	22
Other	(1)	(1)
Total QVC Group	24	21
Ventures Group
Expedia, Inc.	4	(6)
FTD	(2)	NA
Other	(23)	(17)
Total Ventures Group	(21)	(23)
Consolidated Liberty	$3	(2)

The share of loss in the other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities.  These entities typically operate at a loss and because we account for these investments as equity method affiliates, we record our share of such losses.  We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Fair Value Option Securities	$(17)	(10)
Exchangeable senior debentures	13	(15)
	$(4)	(25)

The changes in realized and unrealized gains (losses) on financial instruments are due to market activity through the period on the various financial instruments that are marked to market on a periodic basis.

Other, net.   Other, net for the QVC Group is primarily attributable to foreign currency gains at QVC.  The gain for the three months ended March 31, 2015 was driven by a large United Kingdom (“U.K.”) royalty prepayment to the U.S. in December 2014 which was denominated in the local currency of the U.K. Additionally, certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes.    We had income tax expense of $3 million and $40 million for the three months ended March 31, 2015 and 2014, respectively.  Income tax expense  was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of a taxable dividend that under current U.S. tax law is subject to a dividends received deduction and to tax credits generated by our alternative energy investments.  Income tax expense was lower than the U.S. statutory tax rate of 35% in 2014 due to tax credits generated by our alternative energy investments.

Net earnings.    We had net earnings of $152 million and $110 million for the three months ended March 31, 2015 and 2014, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

While the QVC Group and the Ventures Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of the other group, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

As of March 31, 2015, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such that, in the case of QVC, a leverage ratio of less than 3.25 to 1.0 must be maintained), proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under the QVC Bank Credit Facility) and equity issuances, and dividend and interest receipts.

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of March 31, 2015, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Available-for-Sale
	equivalents	securities	Securities
	amounts in millions
QVC	$400	—	—
Corporate and other	130	9	4
Total QVC Group	530	9	4
Digital Commerce	15	—	—
Corporate and other	1,805	851	1,232
Total Ventures Group	1,820	851	1,232
Total Liberty	$2,350	860	1,236

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of $1.8 billion under the QVC credit facility at March 31, 2015. As of March 31, 2015, QVC had approximately $115 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$227	180
Ventures Group net cash provided (used) by operating activities	(7)	217
Net cash provided (used) by operating activities	$220	397
QVC Group net cash provided (used) by investing activities	136	(50)
Ventures Group net cash provided (used) by investing activities	(63)	(30)
Net cash provided (used) by investing activities	$73	(80)
QVC Group net cash provided (used) by financing activities	(245)	(40)
Ventures Group net cash provided (used) by financing activities	6	(11)
Net cash provided (used) by financing activities	$(239)	(51)

QVC Group

During the three months ended March 31, 2015, the QVC Group uses of cash were primarily the repayment of certain debt obligations of approximately $466 million and the repurchase of Series A Liberty Interactive common stock of $123 million.  Additionally, the QVC Group had approximately $31 million of capital expenditures during the three months ended March 31, 2015.  These uses of cash were funded by cash provided by operating activities, additional borrowings of debt and the receipt of approximately $200 million in cash from a special dividend declared by HSNi. Approximately $54 million in cash from the special dividend received from HSNi was passed through to the HSNi exchangeable bond holders.

The projected uses of QVC Group cash for the remainder of 2015 are the cost to service outstanding debt, approximately $190 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $175 million and the continued buyback of Liberty Interactive common stock under the approved share buyback program.

Ventures Group

During the three months ended March 31, 2015, the Ventures Group uses of cash were primarily the investment in cost and equity investees.  These uses of cash for the Ventures Group were funded by the refinancing of certain debt obligations and the net sale of short term and other marketable securities.

The projected uses of Ventures Group cash for the remainder of 2015 are approximately $30 million in interest payments to service outstanding debt and further investments in existing or new businesses through continued acquisition activity and potential buyback of Liberty Ventures common stock under the approved share buyback program.

Consolidated

During the three months ended March 31, 2015, Liberty's primary uses of cash were $642 million of repayments on outstanding debt and repurchases of Series A Liberty Interactive common stock of $123 million. These activities were funded primarily from borrowings of $531 million, cash provided by operating activities and cash on hand.

The projected uses of Liberty cash for the remainder of 2015 are the continued capital improvement spending of approximately $200 million for the remainder of the year, the repayment of certain debt obligations, approximately $220 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses.  We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. However, as of March 9, 2015, QVC-U.K. has reduced its total live programming from 17 hours to 16 hours during the 1 a.m. to 2 a.m. hour on a trial basis. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.

QVC's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively. These dividends are reflected as a distribution to noncontrolling interests in the condensed consolidated statements of cash flows and stockholders’ equity.

Additionally, QVC has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR'').  QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 17 hours per day and recorded programming for seven hours per day. This joint venture is accounted for as an equity method investment recorded as equity in share of earnings (losses) of affiliates in the condensed consolidated statements of operations.

On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Net revenue	$1,938	1,986
Costs of goods sold	1,221	1,256
Gross profit	717	730
Operating expenses:
Operating	168	178
SG&A expenses (excluding stock-based compensation)	142	140
Adjusted OIBDA	407	412
Stock-based compensation	8	8
Depreciation	33	33
Amortization of intangible assets	120	111
Operating income	$246	260

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
QVC-U.S.	$1,342	1,305
QVC-Germany	212	250
QVC-Japan	199	234
QVC-U.K.	156	165
QVC-Italy	29	32
Consolidated QVC	$1,938	1,986

QVC's consolidated net revenue decreased 2.4% for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The decrease in net revenue of $48 million was primarily comprised of $97 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $26 million primarily in the U.S. and Germany and a decrease in shipping and handling revenue of $9 million. These amounts were partially offset by $66 million due to a 2.9% increase in units sold and $22 million due to a 0.9% increase in the consolidated average selling price per unit ("ASP"). The increase in estimated product returns in the U.S. and Germany was primarily due to the sales increases including a shift in the product mix to apparel, which typically returns at a higher rate, and changes in prior period estimates based on actual experience. Germany also experienced higher return rates in the apparel category due to the introduction of new brands. As expected, shipping and handling revenue decreased in the U.S. as a result of the new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC’s shipping and handling refund policy.

During the three months ended March 31, 2015 and 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended
	March 31, 2015
	U.S. Dollars	Local currency
QVC-U.S.	2.8%	2.8%
QVC-Germany	(15.2)%	3.1%
QVC-Japan	(15.0)%	(1.7)%
QVC-U.K.	(5.5)%	3.6%
QVC-Italy	(9.4)%	9.1%

QVC-U.S.' net revenue growth was primarily due to a 3.1% increase in units shipped and a 1.4% increase in ASP, offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-Germany's shipped sales in local currency increased primarily in home, apparel and accessories, partially offset by a decline in electronics and the increase in estimated product returns as discussed in the above paragraph. QVC-Japan's shipped sales in local currency declined in apparel, accessories and jewelry, offset to a lesser extent by increases in electronics, home and beauty. The declines in QVC-Japan's shipped sales in local currency were primarily due to the impact of the local consumption tax increase that became effective April 1, 2014. QVC-U.K.'s shipped sales growth in local currency increased primarily in beauty and jewelry, partially offset by a decline in electronics. QVC-Italy's shipped sales growth in local currency increased primarily in the beauty and apparel categories.

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

QVC's gross profit percentage was 37.0% and 36.8% for the three months ended March 31, 2015 and 2014, respectively. The increase in gross profit percentage was primarily due to improved product margins in the U.S., Germany and the U.K.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $10 million or 5.6% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

For the three months ended March 31, 2015,  operating expenses decreased due to foreign currency exchange rate impacts of $11 million and a $1 million decrease in programming and production costs, partially offset by a $2 million increase in credit card processing fees. The decrease in programming and production costs was primarily due to fewer promotional events compared to the prior year. The increase in credit card processing fees was primarily due to the U.S. sales increase.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $2 million and as a percent of net revenue, from 7.0% to 7.3% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of a variety of factors.

The increase was primarily due to $15 million in personnel costs for severance, merit and benefits primarily in the U.S. and staffing for the France start-up. Additionally, there was a $1 million increase in outside consultancy services and $1 million of software expense. These amounts were partially offset by the impact of foreign currency exchange rates of $10 million and a $5 million increase in credit card income due to favorable economics of the Q Card portfolio in the U.S.

Depreciation and amortization consisted of the following:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Affiliate agreements	$37	38
Customer relationships	43	43
Acquisition related amortization	80	81
Property and equipment	33	33
Software amortization	29	21
Channel placement amortization and related expenses	11	9
Total depreciation and amortization	$153	144

Digital Commerce businesses.    Our Digital Commerce businesses are comprised primarily of Backcountry, Bodybuilding, Provide (through December 31, 2014, see discussion below), Evite, Right Start and CommerceHub. Revenue for the Digital Commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the Digital Commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.

As discussed above, on October 3, 2014, Liberty reattributed from the QVC Group (formerly known as the Interactive Group prior to the reattribution) to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash. The results of the Digital Commerce businesses are reflected in the Ventures Group prospectively from the date of the reattribution. The results of the Digital Commerce businesses below reflects the consolidated results of the Digital Commerce businesses, as included in the QVC Group for the three months ended March 31, 2014 and the Ventures Group for the three months ended March 31, 2015.  Additionally, due to the FTD Transaction on December 31, 2014, Provide’s results are not included in the consolidated results for the three months ended March 31, 2015. In order to better understand the results of the remaining Digital Commerce businesses we have separately disclosed Provide’s prior period financial performance.  Provide is not treated as a discontinued operation due to our continuing involvement in FTD.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue
Digital Commerce businesses - continuing	$276	250
Provide	NA	198
	$276	448

Adjusted OIBDA
Digital Commerce businesses - continuing	$22	17
Provide	NA	12
	$22	29

Operating Income (Loss)
Digital Commerce businesses - continuing	$5	4
Provide	NA	1
	$5	5

Digital Commerce businesses - continuing.  Revenue for the continuing consolidated Digital Commerce businesses increased $26 million  for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase in revenue was due to increases at most of our subsidiaries the most significant being Backcountry ($10 million), Bodybuilding ($10 million) and CommerceHub ($6 million).  Backcountry revenue increased as a result of increased average order value on fairly flat order volume.  A larger percentage of Backcountry sales came through their main websites versus the discounted flash websites.  The increase in Bodybuilding revenue was primarily due to increased order volume on slightly decreased average order values.  A portion of the decreased average order values for Bodybuilding was due to international sales and the foreign exchange impacts.  CommerceHub revenue growth was primarily attributed to growth in active customers (vendors and suppliers) which increased the number of aggregate transactions processed through the CommerceHub platform.

Adjusted OIBDA for the continuing Digital Commerce businesses increased $5 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year.  The growth in Adjusted OIBDA was primarily the result of increased revenue, as discussed above with the most noticeable increase being at Backcountry.  Adjusted OIBDA represented 8.0% of revenue for the three months ended March 31, 2015, as compared to 6.8% of revenue during the same period in 2014.  Most of our subsidiaries experienced flat to slightly increased Adjusted OIBDA as a percentage of sales for the three months ended March 31, 2015 and 2014 which was primarily the result of improved product margins and cost containment efforts offset by increased marketing and promotional spend.

Operating income for the continuing Digital Commerce businesses increased $1 million for the three months ended March 31, 2015  as compared to the corresponding period in the prior year.  The increase in operating income was primarily due to the increases discussed above off set by slightly increased compensation and depreciation and amortization.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$450	1.6%	$4,115	5.0%
Corporate and other	$—	—%	$1,137	6.1%
Ventures Group
Corporate and other	$60	2.4%	$2,087	2.5%

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

At March 31, 2015, the fair value of our AFS equity securities was $1,207 million. Had the market price of such securities been 10% lower at March 31, 2015, the aggregate value of such securities would have been $120.7 million lower.

Our investments in Expedia, Inc., HSN, Inc. and FTD Companies, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $3,868 million at March 31, 2015 and had the market price of such securities been 10% lower at March 31, 2015, the aggregate value of such securities would have been $387 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2014 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2014 and updated below to address this material weakness and is monitoring that implementation.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, we have reviewed the design of QVC’s controls, made adjustments and are in the process of implementing manual controls to initially alleviate the control deficiencies. In addition, QVC is working on implementing a new suite of products to automate and better control user access. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2014, the Company and QVC have developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  The remediation efforts expected to be implemented include the following:

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

Throughout the process, the Company and QVC management has been closely monitoring the implementation of these initiatives and have been making necessary changes to the overall design to ensure operational effectiveness. As described above, QVC is currently in the process of implementing a new suite of products to automate and better control user access and testing manual controls QVC has put into place. These initiatives are critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee, the Company’s and QVC’s management will continue to review and make necessary changes to the overall design of QVC’s internal control environment to improve the overall effectiveness of internal control over financial reporting.

Once fully implemented, the Company and QVC believe the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.

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

A summary of the repurchase activity for the three months ended March 31, 2015 is as follows:

	Series A Liberty Interactive Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 -31, 2015	2,037,608	$28.23	2,037,608	$ 677	million
February 1 - 28, 2015	1,433,225	$27.92	1,433,225	$ 637	million
March 1 - 31, 2015	889,470	$28.58	889,470	$ 612	million
Total	4,360,303		4,360,303

In addition to the shares listed in the table above, 78,355 shares of Series A Liberty Interactive common stock and 16,084 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2015.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc.*
10.2

Second Amended and Restated Credit Agreement, dated as of March 9, 2015, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Issuing Banks, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 4.1 to QVC’s Current Report on Form 8-K (File No. 333-184501) as filed on March 13, 2015).

10.3	Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Plan”).*
10.4	Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: May 8, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 8, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc.*
10.2

Second Amended and Restated Credit Agreement, dated as of March 9, 2015, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Issuing Banks, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 4.1 to QVC’s Current Report on Form 8-K (File No. 333-184501) as filed on March 13, 2015).

10.3	Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Plan”).*
10.4	Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith