Form 10-K/A
Liberty Interactive Corp
filed 2015-05-22
CIK 1355096

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A ) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the Form 10-K ) to make conforming changes to Part IV to comply with applicable SEC rules and regulations. The report was not signed by the Registrant’s principal financial and accounting officer in his capacity as such in the second signature block in Part IV of the 10-K.  This Form 10-K/A should be read in conjunction with the Form 10-K and the Registrant’s other filings made with the SEC subsequent to the filing of the Form 10-K on February 27, 2015.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Part II of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Interactive Corporation as “Liberty,” “the Company,” “us,” “we” and “our” in this report.

I-2

LIBERTY INTERACTIVE CORPORATION

2014 ANNUAL REPORT ON FORM 10‑K/A

(Amendment No. 1)

Page

Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

I-3

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(3)  Exhibits

The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

31.3Rule 13a-14(a)/15d - 14(a) Certification.*

31.4Rule 13a-14(a)/15d - 14(a) Certification.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Date: May 22, 2015	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: May 22, 2015	By /s/Christopher W. Shean
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	May 22, 2015
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	May 22, 2015
Gregory B. Maffei	and President

/s/Christopher W. Shean	Senior Vice President and Chief Financial Officer	May 22, 2015
Christopher W. Shean	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael A. George	Director	May 22, 2015
Michael A. George

/s/M. Ian G. Gilchrist	Director	May 22, 2015
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	May 22, 2015
Evan D. Malone

/s/David E. Rapley	Director	May 22, 2015
David E. Rapley

/s/M. LaVoy Robison	Director	May 22, 2015
M. LaVoy Robison

/s/Larry E. Romrell	Director	May 22, 2015
Larry E. Romrell

/s/Andrea L. Wong	Director	May 22, 2015

Andrea L. Wong

EXHIBIT INDEX

31.3Rule 13a-14(a)/15d - 14(a) Certification.*

31.4Rule 13a-14(a)/15d - 14(a) Certification.*

*  Filed herewith.