Form 10-Q
period 2015-06-30
Liberty Interactive Corp
filed 2015-08-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of July 31, 2015 was:

	Series A	Series B

QVC Group	431,719,984	29,252,683
Liberty Ventures	134,701,104	7,092,111

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,589	2,306
Trade and other receivables, net of allowance for doubtful accounts of $86 million and $92 million, respectively	859	1,232
Inventory, net	1,029	1,049
Short term marketable securities (note 6)	845	889
Other current assets	77	72
Total current assets	5,399	5,548
Investments in available-for-sale securities and other cost investments (note 7)	1,405	1,224
Investments in affiliates, accounted for using the equity method (note 8)	1,521	1,633
Property and equipment, at cost	1,954	2,030
Accumulated depreciation	(934)	(937)
	1,020	1,093
Intangible assets not subject to amortization (note 9):
Goodwill	5,266	5,404
Trademarks	2,453	2,489
	7,719	7,893
Intangible assets subject to amortization, net (note 9)	1,014	1,185
Other assets, at cost, net of accumulated amortization	64	65
Total assets	$18,142	18,641

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2015	2014
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$601	735
Accrued liabilities	615	743
Current portion of debt (note 10)	916	946
Deferred income tax liabilities	1,040	972
Other current liabilities	237	343
Total current liabilities	3,409	3,739
Long-term debt, including $2,635 million and $2,574 million measured at fair value (note 10)	7,065	7,105
Deferred income tax liabilities	1,739	1,849
Other liabilities	202	168
Total liabilities	12,415	12,861
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 435,767,426 shares at June 30, 2015 and 447,451,702 shares at December 31, 2014	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,252,683 shares at June 30, 2015 and 28,877,554 shares at December 31, 2014	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares at June 30, 2015 and 200,000,000 shares at December 31, 2014; issued and outstanding 134,629,854 shares at June 30, 2015 and 134,525,874 shares at December 31, 2014	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares at June 30, 2015 and 7,500,000 shares at December 31, 2014; issued and outstanding 7,092,111 shares at June 30, 2015 and 6,991,127 shares at December 31, 2014	—	—
Additional paid-in capital	—	4
Accumulated other comprehensive earnings (loss), net of taxes	(188)	(94)
Retained earnings	5,821	5,757
Total stockholders' equity	5,639	5,673
Noncontrolling interests in equity of subsidiaries	88	107
Total equity	5,727	5,780
Commitments and contingencies (note 12)
Total liabilities and equity	$18,142	18,641

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Total revenue, net	$2,252	2,483	4,466	4,917
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,409	1,558	2,824	3,114
Operating	198	217	389	430
Selling, general and administrative, including stock-based compensation (note 4)	215	278	419	534
Impairment of intangible assets	—	7	—	7
Depreciation and amortization	161	164	329	327
	1,983	2,224	3,961	4,412
Operating income	269	259	505	505
Other income (expense):
Interest expense	(90)	(98)	(185)	(193)
Share of earnings (losses) of affiliates, net (note 8)	87	4	90	2
Realized and unrealized gains (losses) on financial instruments, net (note 6)	32	(41)	28	(66)
Gains (losses) on dispositions, net (note 3)	111	—	111	—
Other, net	(29)	3	(14)	10
	111	(132)	30	(247)
Earnings (loss) from continuing operations before income taxes	380	127	535	258
Income tax (expense) benefit	(122)	(40)	(125)	(80)
Net earnings (loss) from continuing operations	258	87	410	178
Earnings (loss) from discontinued operations, net of taxes	—	19	—	38
Net earnings (loss)	258	106	410	216
Less net earnings (loss) attributable to the noncontrolling interests	16	29	25	57
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$242	77	385	159

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$112	105	263	215
Liberty Ventures common stock	130	(28)	122	(56)
	$242	77	385	159
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.24	0.23	0.56	0.46
Series A and Series B Liberty Ventures common stock	$0.92	(0.47)	0.87	(0.92)
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.24	0.23	0.55	0.45
Series A and Series B Liberty Ventures common stock	$0.91	(0.47)	0.85	(0.92)

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.24	0.22	0.56	0.44
Series A and Series B Liberty Ventures common stock	$0.92	(0.38)	0.87	(0.77)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.24	0.21	0.55	0.43
Series A and Series B Liberty Ventures common stock	$0.91	(0.38)	0.85	(0.77)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Net earnings (loss)	$258	106	410	216
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	21	2	(81)	19
Share of other comprehensive earnings (losses) of equity affiliates	(1)	1	(15)	1
Share of other comprehensive earnings (losses) of discontinued operations	—	11	—	19
Other comprehensive earnings (loss)	20	14	(96)	39
Comprehensive earnings (loss)	278	120	314	255
Less comprehensive earnings (loss) attributable to the noncontrolling interests	14	39	23	79
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$264	81	291	176

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$149	109	184	232
Liberty Ventures common stock	115	(28)	107	(56)
	$264	81	291	176

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$410	216
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(38)
Depreciation and amortization	329	327
Stock-based compensation	44	51
Cash payments for stock-based compensation	(10)	(6)
Excess tax benefit from stock-based compensation	(16)	(10)
Share of (earnings) losses of affiliates, net	(90)	(2)
Cash receipts from returns on equity investments	27	20
Realized and unrealized (gains) losses on financial instruments, net	(28)	66
(Gains) losses on dispositions	(111)	—
Impairment of intangible assets	—	7
Deferred income tax expense (benefit)	(30)	(66)
Other, net	32	7
Changes in operating assets and liabilities
Current and other assets	287	311
Payables and other liabilities	(246)	(51)
Net cash provided (used) by operating activities	598	832
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(20)	—
Cash proceeds from dispositions of investments	271	25
Investments in and loans to cost and equity investees	(98)	(31)
Cash receipts from returns of equity investments	200	—
Capital expended for property and equipment	(104)	(85)
Purchases of short term and other marketable securities	(626)	(257)
Sales of short term and other marketable securities	677	237
Other investing activities, net	(47)	5
Net cash provided (used) by investing activities	253	(106)
Cash flows from financing activities:
Borrowings of debt	1,467	1,895
Repayments of debt	(1,628)	(1,744)
Repurchases of Liberty Interactive common stock	(377)	(478)
Minimum withholding taxes on net settlements of stock-based compensation	(13)	(14)
Excess tax benefit from stock-based compensation	16	10
Other financing activities, net	(24)	(36)
Net cash provided (used) by financing activities	(559)	(367)
Net cash provided (used) by discontinued operations:
Operating	—	255
Investing	—	(11)
Financing	—	(24)
Effect of foreign currency rates on cash	—	3
Change in available cash held by discontinued operations	—	(235)
Net cash provided (used) by discontinued operations	—	(12)
Effect of foreign currency exchange rates on cash	(9)	(5)
Net increase (decrease) in cash and cash equivalents	283	342
Cash and cash equivalents at beginning of period	2,306	902
Cash and cash equivalents at end of period	$2,589	1,244

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2015

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	5	—	1	—	4	(94)	5,757	107	5,780
Net earnings (loss)	—	—	—	—	—	—	—	385	25	410
Other comprehensive earnings (loss)	—	—	—	—	—	—	(94)	—	(2)	(96)
Stock-based compensation	—	—	—	—	—	28	—	—	—	28
Series A QVC Group common stock repurchases	—	—	—	—	—	(377)	—	—	—	(377)
Stock issued upon exercise of stock options	—	—	—	—	—	21	—	—	—	21
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(13)	—	—	—	(13)
Excess tax benefit from stock-based compensation	—	—	—	—	—	16	—	—	—	16
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(42)	(42)
Reclassification (note 1)	—	—	—	—	—	321	—	(321)	—	—
Balance at June 30, 2015	$—	5	—	1	—	—	(188)	5,821	88	5,727

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its revenue recognition but does not believe that the standard will significantly impact its financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under GAAP with the presentation under comparable International Financial Reporting Standards. The amendments in this new accounting standard are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  We plan to adopt this new guidance in the fourth quarter of 2015.  The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures but other than a reclassification of deferred loan costs on the consolidated balance sheets, the Company does not believe that the standard will significantly impact its financial statements and related disclosures.

In July 2015, the FASB issued new accounting guidance that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

As a result of repurchases of Series A QVC Group common stock (formerly the Series A Liberty Interactive common stock), the Company’s additional paid-in capital balance was in a deficit position as of June 30, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($321 million) for the six months ended June 30, 2015 to retained earnings.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $2 million and $3 million for the three months ended June 30, 2015 and 2014, respectively, and $5 million and $6 million for the six months ended June 30, 2015 and 2014, respectively, were reimbursable to LMC. Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

(2)   Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the QVC Group and the Ventures Group, respectively.

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

On October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the QVC Group (referred to as the “Interactive Group” prior to the reattribution) to the Ventures Group of certain of its Digital Commerce companies (defined below) and cash, which was provided by QVC, Inc. (“QVC”) as a result of a draw-down of QVC’s credit facility. In return, holders of Liberty Interactive common stock received a dividend of approximately 67.7 million shares of Liberty Ventures common stock, or 0.14217 of a Liberty Ventures share for each share of Liberty Interactive common stock outstanding on October 13, 2014, the record date of the dividend. The distribution date for the dividend was October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014. The reattributed Digital Commerce companies were comprised of Liberty’s consolidated subsidiaries Backcountry.com

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(“Backcountry”), Bodybuilding.com, LLC, Provide Commerce, Inc. (“Provide”), CommerceHub, Evite, Inc. and LMC Right Start, Inc. (collectively, the “Digital Commerce” companies). The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s condensed consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups had no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the reattribution, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiary QVC and our approximate 38% interest in HSN, Inc., along with cash and certain liabilities that reside with QVC as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of June 30, 2015, the QVC Group has cash and cash equivalents of approximately $497 million, which includes subsidiary cash.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the reattribution, the Ventures Group is primarily comprised of our Digital Commerce businesses (see note 3 for discussion of disposed businesses) and interests in Expedia, Inc., FTD Companies, Inc. (“FTD”), Interval Leisure Group, Inc. and LendingTree, Inc., available-for-sale securities in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $2,092 million at June 30, 2015. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

In May 2015, Liberty announced its entry into an agreement with Liberty Broadband Corporation ("Liberty Broadband"),  a separate publicly traded company, whereby Liberty will invest $2.4 billion in Liberty Broadband in connection with (and contingent upon) the closing of the proposed merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment will be used by Liberty Broadband to fund, in part, its agreement to acquire $4.3 billion of Charter stock. Liberty Broadband's acquisition will be made in support of (and contingent upon) the closing of the Charter-TWC merger. In connection with these transactions, it is expected that Charter will undergo a corporate reorganization, resulting in New Charter, a current subsidiary of Charter,  becoming the publicly traded parent company. Liberty's investment in Liberty Broadband will be funded using cash and short term investments and will be attributed to the Ventures Group.

Liberty, along with third party investors, all of whom will invest on the same terms as Liberty, have agreed to purchase newly issued shares of Liberty Broadband Series C common stock (the "Series C Shares") at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed. In the aggregate, Liberty Broadband has entered into investment agreements with respect to $4.4 billion of its Series C Shares. Liberty's investment in Liberty Broadband is subject to customary closing conditions and funding will only occur upon the completion of the Charter-TWC merger. Liberty Broadband intends to seek stockholder approval for the issuance of the Series C Shares in accordance with the rules and requirements of the Nasdaq Stock Market. If, for any reason, Liberty Broadband does not receive the requisite stockholder approval for the issuance of the Series C Shares, the purchasers will instead acquire a limited number of Series C Shares, together with shares of a newly issued series of non-convertible preferred stock of Liberty Broadband. Further, Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for its investment in New Charter, in which case Liberty Broadband may reduce the aggregate subscription for Series C Shares by up to 25%, with such reduction applied pro rata to all investors, including Liberty.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty and Liberty Broadband have also entered into an agreement with Charter which provides that Liberty and Liberty Broadband will exchange, in a tax-free transaction, the shares of TWC common stock held by each company for shares of New Charter Class A common stock (subject to certain limitations). In addition, Liberty has also agreed to grant Liberty Broadband a proxy over the shares of New Charter stock it receives in the exchange, along with a right of first refusal with respect to the underlying New Charter stock.

As the outcome of the transaction with Liberty Broadband and the Charter-TWC merger are uncertain due to pending stockholder and regulatory approvals, respectively, Liberty has not reflected any financial impacts in the condensed consolidated financial statements related to the respective agreements as of June 30, 2015.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3) Disposals

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Revenue	$335	629
Earnings (loss) before income taxes	$28	55
Earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(1)	—

Earnings per share of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$(0.01)	(0.02)
Series A and Series B Liberty Ventures common stock	$0.09	0.15
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$(0.01)	(0.02)
Series A and Series B Liberty Ventures common stock	$0.09	0.15

The assets and liabilities included in the TripAdvisor Holdings Spin-Off, and their resulting impacts on the attributed statements of operations, were included in discontinued operations based on which group owned the assets at the time of the TripAdvisor Holdings Spin-Off.

Provide was included in the Digital Commerce companies prior to the sale of Provide to FTD on December 31, 2014 in exchange for cash and shares of FTD common stock representing approximately 35% of the combined company (see note 8 for additional information related to this transaction). Subsequent to this transaction, the Company’s interest in FTD, accounted for under the equity method, is included in the Digital Commerce companies. Given Liberty’s significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the Company’s condensed consolidated financial statements.

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  The sale resulted in a $105 million gain, which is included in “Gains (losses) on dispositions, net” in the accompanying condensed consolidated statement of operations.  Backcountry is included in the Digital Commerce companies through June 30, 2015 and is not presented as a discontinued operation as the sale does not represent a strategic shift that has a major effect on Liberty’s operations and financial results.  Included in revenue in the accompanying condensed consolidated statements of operations is $105 million and $99 million for the three months ended June 30, 2015 and 2014, respectively, and $227 million and $211 million for the six months ended June 30, 2015 and 2014, respectively, related to Backcountry.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $4 million and $3 million for the three months ended June 30, 2015 and 2014, respectively, and losses of $3 million and $4 million for the six months ended June 30, 2015 and 2014, respectively, related to Backcountry.  Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2014 is $323 million related to Backcountry.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $29 million and $26 million of stock-based compensation during the three months ended June 30, 2015 and 2014, respectively, and $44 million and $51 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, Liberty granted 2.0 million options to QVC employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $11.87 per share and vest semi-annually over 4 years.

Also during the six months ended June 30, 2015, Liberty granted to Liberty employees 2.3 million and 652 thousand options to purchase shares of Series A QVC Group common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $11.79 and $18.27 per share, respectively, and each grant contains options that vest over two different periods, annually over three years and 50% on each of December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 132 thousand and 135 thousand performance-based options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 182 thousand and 13 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $10.10 per share and $17.16 per share, respectively. The restricted stock units had a weighted average grant-date fair value of $29.41 per share and $42.33 per share, respectively. The options and restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company.

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	24,900	$17.49
Granted	4,347	$28.98
Exercised	(2,633)	$15.57
Forfeited/Cancelled	(483)	$22.69
Outstanding at June 30, 2015	26,131	$19.50	4.5	years	$221
Exercisable at June 30, 2015	15,497	$16.71	3.7	years	$171

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	1,044	$24.78
Granted	132	$29.41
Exercised	(398)	$16.51
Outstanding at June 30, 2015	778	$29.79	6.5	years	$—
Exercisable at June 30, 2015	—	$—	—	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	3,997	$19.10
Granted	652	$41.40
Exercised	(278)	$19.92
Forfeited/Cancelled	(3)	$26.45
Outstanding at June 30, 2015	4,368	$22.37	4.5	years	$75
Exercisable at June 30, 2015	2,874	$18.79	3.7	years	$59

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	1,507	$36.24
Granted	135	$42.33
Exercised	(100)	$16.82
Outstanding at June 30, 2015	1,542	$38.04	6.5	years	$5
Exercisable at June 30, 2015	—	$—	—	years	$—

As of June 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $121 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.8 years.

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended June 30, 2015 and 2014, are 4 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS, for the six months ended June 30, 2015 and 2014, are 4 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	number of shares in millions
Basic EPS	469	486	471	490
Potentially dilutive shares	7	10	7	10
Diluted EPS	476	496	478	500

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

	Liberty Ventures Common Stock
	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	number of shares in millions
Basic EPS	141	73	141	73
Potentially dilutive shares	2	1	2	1
Diluted EPS	143	74	143	74

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2015			December 31, 2014
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$2,420	2,420	—	2,147	2,147	—
Short term marketable securities	$845	249	596	889	277	612
Available-for-sale securities	$1,360	1,351	9	1,220	1,203	17
Debt	$2,635	—	2,635	2,574	—	2,574

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$165	90	148	80
Exchangeable senior debentures	(133)	(131)	(120)	(146)
	$32	(41)	28	(66)

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	June 30,	December 31,
	2015	2014
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Time Warner Inc.	384	375
Time Warner Cable Inc.	955	815
Other investments	62	30
Total attributed Ventures Group	1,401	1,220
Consolidated Liberty	$1,405	1,224

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at June 30, 2015 and the carrying amount at December 31, 2014:

				December 31,
	June 30, 2015			2014
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN, Inc. (1)	38%	$1,405	$151	328
Other	various	NA	45	47
Total QVC Group			196	375
Ventures Group
Expedia, Inc.	18%	$2,581	587	514
FTD Companies, Inc.	36%	288	358	355
Other	various	NA	380	389
Total Ventures Group			1,325	1,258
Consolidated Liberty			$1,521	1,633

(1)

As further discussed in note 10, HSN, Inc. (“HSNi”) declared a special dividend during January 2015 of $10 per share from which Liberty received approximately $200 million in cash during February 2015. Accordingly, the carrying amount of Liberty’s investment in HSNi was reduced by this return of our investment during the period.

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$12	9	37	31
Other	(3)	(2)	(4)	(3)
Total QVC Group	9	7	33	28
Ventures Group
Expedia, Inc.	76	10	80	4
FTD Companies, Inc. (1)	7	NA	5	NA
Other	(5)	(13)	(28)	(30)
Total Ventures Group	78	(3)	57	(26)
Consolidated Liberty	$87	4	90	2

(1)

As discussed in note 3, on December 31, 2014, Liberty completed a transaction with FTD for Provide, which was one of Liberty’s wholly-owned Digital Commerce businesses (as defined in note 2). Under the terms of the transaction, Liberty received approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash (the “FTD Transaction”). Subsequent to completion of the transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

		Digital
	QVC	Commerce	Total
	amounts in millions
Balance at January 1, 2015	$5,206	198	5,404
Foreign currency translation adjustments	(42)	—	(42)
Disposition	—	(105)	(105)
Other	—	9	9
Balance at June 30, 2015	$5,164	102	5,266

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $123 million and $125 million for the three months ended June 30, 2015 and 2014, respectively, and $252 million and $249 million for the six months ended June 30,    2015 and 2014, respectively. Based on its amortizable intangible assets as of June 30, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2015	$221
2016	$443
2017	$290
2018	$33
2019	$14

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2015	June 30, 2015	December 31, 2014
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	505	501	501
1% Exchangeable Senior Debentures due 2043	346	392	444
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 7.375% Senior Secured Notes due 2020	—	—	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	895	895	508
Other subsidiary debt	74	74	75
Total QVC Group debt	$5,657	5,694	5,860
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$436	285	294
3.75% Exchangeable Senior Debentures due 2030	438	290	291
3.5% Exchangeable Senior Debentures due 2031	351	307	325
0.75% Exchangeable Senior Debentures due 2043	850	1,361	1,220
Subsidiary level notes and facilities	44	44	61
Total Ventures Group debt	$2,119	2,287	2,191
Total consolidated Liberty debt	$7,776	7,981	8,051
Less current classification		(916)	(946)
Total long-term debt		$7,065	7,105

QVC Senior Secured Notes

On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, a $21 million extinguishment loss is included in “Other, net” in the accompanying condensed consolidated statement of operations for the three and six month periods ended June 30, 2015.

QVC Bank Credit Facilities

On March 9, 2015, QVC entered into a second amended and restated senior secured credit agreement (the “Second Amended and Restated Credit Agreement”) which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of the loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC. The purpose of the amendment was to, among other things, extend the maturity of QVC’s senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.6% at June 30, 2015. Availability under the Second Amended and Restated Credit Agreement at June 30, 2015 was $1.4 billion.

The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as the ratio of consolidated total debt to consolidated OIBDA for the most recent four fiscal quarter period.

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of June 30, 2015 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

As discussed in note 8, HSNi declared a special dividend during January 2015 of $10 per share from which Liberty received approximately $200 million in cash during February 2015.  Pursuant to the terms of the 1% Exchangeable Senior Debentures due 2043 (the “HSNi Exchangeables”), a portion of the special dividend was passed through to the holders of the notes ($54 million) and the outstanding principal balance of the HSNi Exchangeables was reduced during March 2015. Additionally, HSNi declared cash dividends of $0.35 per share on March 9, 2015 and June 1, 2015.  The portion of the quarterly dividend in excess of the regular cash dividend of $0.18 per share was passed through to bondholders during the first two quarters of 2015.

Debt Covenants

Liberty and QVC are in compliance with all debt covenants at June 30, 2015.

Other Subsidiary Debt

Other subsidiary debt at June 30, 2015 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2015 are as follows (amounts in millions):

Senior debentures	$841
QVC senior secured notes	$3,495

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2015.

(11)   Stockholders' Equity

At the Annual Meeting of Stockholders held on June 2, 2015, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation that increased (i) the total number of shares of the Company’s capital stock which the Company will have the authority to issue to 9,015 million shares, (ii) the number of shares of the Company’s capital stock designated as “Common Stock” to 8,965 million shares and (iii) the number of shares of Common Stock designated as “Series A Liberty Ventures Common Stock,” “Series B Liberty Ventures Common Stock” and “Series C Liberty Ventures Common Stock” to 400 million shares, 15 million shares and 400 million shares, respectively.

As of June 30, 2015, Liberty reserved for issuance upon exercise of outstanding stock options approximately 26.1 million shares of Series A QVC Group common stock, 778 thousand shares of Series B QVC Group common stock, 4.4 million shares of Series A Liberty Ventures common stock and 1.5 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of June 30, 2015,  no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

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

Additionally, as discussed in note 2, on October 3, 2014, Liberty attributed from the QVC Group to the Ventures Group its Digital Commerce companies.  Holders of QVC Group common shares received 0.14217 of a Liberty Ventures share for each share of QVC Group common shares held, as of the record date.  The shares issued and subsequently distributed to QVC Group common stock shareholders in the form of a dividend did not require retroactive treatment.

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

For the six months ended June 30, 2015, Liberty has identified the following consolidated subsidiary as its reportable segment:

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

•

Digital Commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet.  Categories of consumer products include perishable and personal gift offerings (Provide), active lifestyle gear and clothing (Backcountry), fitness and health goods (Bodybuilding), digital invitations (Evite) and a drop-ship solutions company (CommerceHub).  Due to the transactions discussed in note 3, the results of Provide are included in the Company’s results through December 31, 2014 and the results of Backcountry are included through June 30, 2015.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$1,998	449	2,014	439
Digital Commerce	NA	NA	469	27
Corporate and other	—	(4)	—	(6)
Total QVC Group	1,998	445	2,483	460
Ventures Group
Digital Commerce	254	19	NA	NA
Corporate and other	—	(5)	—	(4)
Total Ventures Group	254	14	—	(4)
Consolidated Liberty	$2,252	459	2,483	456

	Six months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$3,936	856	4,000	851
Digital Commerce	NA	NA	917	55
Corporate and other	—	(10)	—	(10)
Total QVC Group	3,936	846	4,917	896
Ventures Group
Digital Commerce	530	41	NA	NA
Corporate and other	—	(9)	—	(6)
Total Ventures Group	530	32	—	(6)
Consolidated Liberty	$4,466	878	4,917	890

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2015
	Total	Investments	Capital
	assets	In affiliates	expenditures
	amounts in millions
QVC Group
QVC	$12,019	45	80
Corporate and other	332	151	—
Total QVC Group	12,351	196	80
Ventures Group
Digital Commerce	847	358	24
Corporate and other	5,148	967	—
Total Ventures Group	5,995	1,325	24
Inter-group eliminations	(204)	—	—
Consolidated Liberty	$18,142	1,521	104

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$459	456	878	890
Stock-based compensation	(29)	(26)	(44)	(51)
Impairment of intangible assets	—	(7)	—	(7)
Depreciation and amortization	(161)	(164)	(329)	(327)
Interest expense	(90)	(98)	(185)	(193)
Share of earnings (loss) of affiliates, net	87	4	90	2
Realized and unrealized gains (losses) on financial instruments, net	32	(41)	28	(66)
Gains (losses) on dispositions, net	111	—	111	—
Other, net	(29)	3	(14)	10
Earnings (loss) before income taxes	$380	127	535	258

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth at QVC, Inc. ("QVC"); international expansion including the launch of QVC-France; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	rapid technological changes;
•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
•	Liberty’s ability to complete its acquisition of Liberty Broadband’s Series C Shares in connection with the Charter-TWC merger; and
•	fluctuations in foreign currency exchange rates.

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

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories (the “Digital Commerce” businesses). The more significant of these include Backcountry.com, Inc. (“Backcountry”) (through June 30, 2015), Bodybuilding.com, LLC ("Bodybuilding"), Evite, Inc. ("Evite"), LMC Right Start, Inc. (“Right Start”) and CommerceHub. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories.  Bodybuilding manages websites related to sports nutrition, body building and fitness. Evite operates websites that offer invitations.  Right Start is a high-quality online and brick-and-mortar retailer of products for infants and toddlers. CommerceHub provides a Software-as-a-Service platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products.

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

On June 30, 2015, Liberty sold Backcountry.  Backcountry is included in the Digital Commerce businesses through June 30, 2015 and is not presented as a discontinued operation as the sale does not represent a strategic shift that has a major effect on Liberty’s operations and financial results.

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

On October 3, 2014, Liberty reattributed from the QVC Group to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash. In connection with the reattribution, each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014 which resulted in an aggregate of 67.7 million shares of Series A and Series B Liberty Ventures common stock being issued. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s condensed consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution had no consolidated impact on Liberty.  Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2015, the Ventures Group is comprised of the Digital Commerce companies and our interests in Expedia, Inc., FTD, Interval Leisure Group, Inc., LendingTree, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $2,092 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of June 30, 2015, the QVC Group is primarily focused on our video operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiary QVC as well as our 38% interest in HSN, Inc. and cash and cash equivalents of approximately $497 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC as well certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
QVC Group
QVC	$1,998	2,014	3,936	4,000
Digital Commerce	NA	469	NA	917
Total QVC Group	1,998	2,483	3,936	4,917
Ventures Group
Digital Commerce	254	NA	530	NA
Total Ventures Group	254	—	530	—
Consolidated Liberty	$2,252	2,483	4,466	4,917

Adjusted OIBDA
QVC Group
QVC	$449	439	856	851
Digital Commerce	NA	27	NA	55
Corporate and other	(4)	(6)	(10)	(10)
Total QVC Group	445	460	846	896
Ventures Group
Digital Commerce	19	NA	41	NA
Corporate and other	(5)	(4)	(9)	(6)
Total Ventures Group	14	(4)	32	(6)
Consolidated Liberty	$459	456	878	890

Operating Income (Loss)
QVC Group
QVC	$294	284	540	544
Digital Commerce	NA	(7)	NA	(2)
Corporate and other	(10)	(13)	(19)	(28)
Total QVC Group	284	264	521	514
Ventures Group
Digital Commerce	(9)	NA	(4)	NA
Corporate and other	(6)	(5)	(12)	(9)
Total Ventures Group	(15)	(5)	(16)	(9)
Consolidated Liberty	$269	259	505	505

Revenue.    Our consolidated revenue decreased 9.3% or $231 million and decreased 9.2% or $451 million for three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to the deconsolidation of Provide as a result of the FTD Transaction ($231 million and $429 million for the three and six month periods, respectively) and decreased revenue at QVC ($16 million and $64 million for the three and six month periods, respectively) as a result of foreign currency rate fluctuations during the period, offset slightly by growth in revenue at the remaining Digital Commerce companies.   See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

Consolidated Adjusted OIBDA increased 0.7% or $3 million and decreased 1.3% or $12 million for three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The slight increase in Adjusted OIBDA for the three months ended June 30, 2015 was primarily due to a $10 million increase at QVC and growth at the Digital commerce companies, partially offset by the impact of the deconsolidation of Provide as a result of the FTD Transaction ($10 million).  The decrease in Adjusted OIBDA for the six months ended June 30, 2015 was primarily due to the deconsolidation of Provide as a result of the FTD Transaction ($22 million), offset slightly by Adjusted OIBDA growth at the remaining Digital Commerce companies, and an increase at QVC of $5 million.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

We recorded $29 million and $26 million of stock-based compensation for the three months ended June 30, 2015 and 2014, respectively. We recorded $44 million and $51 million of stock compensation for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $121 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.8 years.

Operating income.    Our consolidated operating income increased 3.9% or $10 million for the three months ended June 30, 2015 and was flat for the six months ended June 30, 2015, as compared to the corresponding periods in the prior year. The increase in operating income for the three months ended June 30, 2015 was primarily due to an increase in operating income at QVC of $10 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Interest expense
QVC Group	$(70)	(79)	(145)	(155)
Ventures Group	(20)	(19)	(40)	(38)
Consolidated Liberty	$(90)	(98)	(185)	(193)

Share of earnings (losses) of affiliates
QVC Group	$9	7	33	28
Ventures Group	78	(3)	57	(26)
Consolidated Liberty	$87	4	90	2

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$8	6	(2)	7
Ventures Group	24	(47)	30	(73)
Consolidated Liberty	$32	(41)	28	(66)

Gains (losses) on dispositions, net
QVC Group	$—	—	—	—
Ventures Group	111	—	111	—
Consolidated Liberty	$111	—	111	—

Other, net
QVC Group	$(31)	(1)	(23)	—
Ventures Group	2	4	9	10
Consolidated Liberty	$(29)	3	(14)	10

Consolidated Liberty other income (expense)	$111	(132)	30	(247)

Interest expense.    Interest expense decreased $8 million or 8.2% and decreased $8 million or 4.1% for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The  decrease in the QVC Group interest expense is attributable to QVC's refinancing activities resulting in a lower average interest rate and the reattribution of interest expense attributable to the Digital Commerce companies from the QVC Group to the Ventures Group. The slight increase in the Ventures Group interest expense during the six months ended June 30, 2015 as compared to the corresponding period in the prior year is primarily due to the reattribution of the Digital Commerce companies from the QVC Group to the Ventures Group on October 1, 2014.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$12	9	37	31
Other	(3)	(2)	(4)	(3)
Total QVC Group	9	7	33	28
Ventures Group
Expedia, Inc.	76	10	80	4
FTD	7	NA	5	NA
Other	(5)	(13)	(28)	(30)
Total Ventures Group	78	(3)	57	(26)
Consolidated Liberty	$87	4	90	2

During May of 2015, Expedia, Inc. sold its controlling interest in eLong Inc.  The increase in Liberty’s share of Expedia’s earnings for the three and six month periods ended June 30, 2015 as compared to the corresponding periods in the prior year is primarily due to the gain Expedia recognized related to the sale of eLong.  The share of loss in the other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities.  These entities typically operate at a loss and because we account for these investments as equity method affiliates, we record our share of such losses.  We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$165	90	148	80
Exchangeable senior debentures	(133)	(131)	(120)	(146)
	$32	(41)	28	(66)

The changes in realized and unrealized gains (losses) on financial instruments are due to market activity through the period on the various financial instruments that are marked to market on a periodic basis.

Gains (losses) on dispositions, net. Gain on dispositions for the Ventures Group primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain.

Other, net.   Other, net for the QVC Group is primarily attributable to QVC’s redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered.  As a result of the redemption, a $21 million extinguishment loss was recorded for the three and six month periods ended June 30, 2015.  Other, net also includes foreign currency losses at QVC.  Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes.    We had income tax expense of $122 million and $40 million for the three months ended June 30, 2015 and 2014, respectively, and tax expense of $125 million and $80 million for the six months ended June 30, 2015 and 2014, respectively.  Income tax expense was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of a taxable dividend that under current U.S. tax law is subject to a dividends received deduction and to tax credits generated by our alternative energy investments.  Income tax expense was lower than the U.S. statutory tax rate of 35% in 2014 due to tax credits generated by our alternative energy investments.

Net earnings.    We had net earnings of $258 million and $106 million for the three months ended June 30, 2015 and 2014, respectively, and net earnings of $410 million and $216 million for the six months ended June 30, 2015 and 2014, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of June 30, 2015, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such that, in the case of QVC, a leverage ratio (defined in QVC’s senior secured credit facility as the ratio of consolidated total debt to consolidated OIBDA for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained), proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under the QVC Bank Credit Facility) and equity issuances, and dividend and interest receipts.

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of June 30, 2015, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Available-for-Sale
	equivalents	securities	Securities
	amounts in millions
QVC	$445	—	—
Corporate and other	52	8	4
Total QVC Group	497	8	4
Digital Commerce	75	—	—
Corporate and other	2,017	837	1,401
Total Ventures Group	2,092	837	1,401
Total Liberty	$2,589	845	1,405

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of $1.4 billion under the QVC credit facility at June 30, 2015. As of June 30, 2015, QVC had approximately $198 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2015	2014
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$571	584
Ventures Group net cash provided (used) by operating activities	27	248
Net cash provided (used) by operating activities	$598	832
QVC Group net cash provided (used) by investing activities	84	(111)
Ventures Group net cash provided (used) by investing activities	169	5
Net cash provided (used) by investing activities	$253	(106)
QVC Group net cash provided (used) by financing activities	(571)	(361)
Ventures Group net cash provided (used) by financing activities	12	(6)
Net cash provided (used) by financing activities	$(559)	(367)

QVC Group

During the six months ended June 30, 2015, the QVC Group uses of cash were primarily the repayment of certain debt obligations of approximately $1,288 million and the repurchase of Series A QVC Group common stock of $377 million.  Additionally, the QVC Group had approximately $80 million of capital expenditures during the six months ended June 30, 2015.  These uses of cash were funded by cash provided by operating activities, additional borrowings of debt and the receipt of approximately $200 million in cash from a special dividend declared by HSNi. Approximately $54 million in cash from the special dividend received from HSNi was passed through to the HSNi exchangeable bond holders.

The projected uses of QVC Group cash for the remainder of 2015 are the cost to service outstanding debt, approximately $130 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $120 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the six months ended June 30, 2015, the Ventures Group uses of cash were primarily the investment in cost and equity investees.  These uses of cash for the Ventures Group were funded by proceeds from dispositions, the refinancing of certain debt obligations, the net sale of short term and other marketable securities, and intergroup tax receipts.

The projected uses of Ventures Group cash for the remainder of 2015 are approximately $30 million in interest payments to service outstanding debt and further investments in existing or new businesses through continued investment activity and potential buyback of Liberty Ventures common stock under the approved share buyback program.  In addition, subject to the satisfaction of the applicable closing conditions, cash from the Liberty Ventures Group is expected to be used to fund Liberty’s $2.4 billion investment in Liberty Broadband (see note 1 in the accompanying financial statements).

Consolidated

During the six months ended June 30, 2015, Liberty's primary uses of cash were $1,628 million of repayments on outstanding debt and repurchases of Series A QVC Group common stock of $377 million. These activities were funded primarily from borrowings of $1,467 million, cash provided by operating activities and cash on hand.

The projected uses of Liberty cash for the remainder of 2015 are the continued capital improvement spending of approximately $130 million for the remainder of the year, the repayment of certain debt obligations, approximately $160 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses.  Subject to the satisfaction of the applicable closing conditions, we expect to invest $2.4 billion in Liberty Broadband (see note 1 in the accompanying financial statements). We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day and QVC-U.K. distributes its program 24 hours per day with 16 hours of live programming. Effective March 9, 2015, QVC-U.K. reduced its total live programming from 17 hours to 16 hours by distributing recorded programming during the 1 am to 2 am hour. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.

QVC's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.

Additionally, QVC also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR'').  QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 17 hours per day and recorded programming for seven hours per day. This joint venture is accounted for as an equity method investment recorded in share of earnings (losses) of affiliates, net in the condensed consolidated statements of operations.

On April 16, 2014, QVC announced plans to expand its global presence into France (“QVC-France”). Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms.  QVC-France launched its website on June 23, 2015, with the launch of live programming in August 2015.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Net revenue	$1,998	2,014	3,936	4,000
Costs of goods sold	1,234	1,250	2,455	2,506
Gross profit	764	764	1,481	1,494
Operating expenses:
Operating	175	180	343	358
SG&A expenses (excluding stock-based compensation)	140	145	282	285
Adjusted OIBDA	449	439	856	851
Stock-based compensation	7	10	15	18
Depreciation	35	33	68	66
Amortization of intangible assets	113	112	233	223
Operating income	$294	284	540	544

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
QVC-U.S.	$1,406	1,352	2,748	2,657
QVC-Germany	191	227	403	477
QVC-Japan	199	223	398	457
QVC-U.K.	173	178	329	343
QVC-Italy	29	34	58	66
Consolidated QVC	$1,998	2,014	3,936	4,000

QVC's consolidated net revenue decreased 0.8% and 1.6% for the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $16 million was primarily comprised of $108 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $28 million primarily in the U.S. and Germany and a decrease in shipping and handling revenue of $26 million primarily in the U.S. These amounts were partially offset by $74 million due to a 3.3% increase in units sold and $74 million due to a 3.1% increase in the consolidated average selling price per unit ("ASP"). The six month decrease in net revenue of $64 million was primarily comprised of $205 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $54 million primarily in the U.S. and Germany, a decrease in shipping and handling revenue of $35 million and a decrease in retail and outlet store revenue of $3 million primarily in the U.S. These amounts were partially offset by $140 million due to a 3.1% increase in units sold and $95 million due to a 2.0% increase in the consolidated ASP.

For both the three and six month periods ended June 30, 2015, the increase in estimated product returns in the U.S. and Germany was primarily due to the sales increases and a shift in the product mix to apparel which returns at a higher rate.  As expected, shipping and handling revenue decreased in the U.S. as a result of QVC's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC’s shipping and handling refund policy.

During the three and six months ended June 30, 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	4.0%	4.0%	3.4%	3.4%
QVC-Germany	(15.9)%	4.4%	(15.5)%	3.8%
QVC-Japan	(10.8)%	6.3%	(12.9)%	2.2%
QVC-U.K.	(2.8)%	6.6%	(4.1)%	5.1%
QVC-Italy	(14.7)%	4.2%	(12.1)%	6.6%

QVC-U.S. net revenue growth for the three and six month periods ended June 30, 2015 was primarily due to a 4.0% and 3.6% increase in units shipped and a 2.6% and 2.0% increase in ASP, offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. For both the three and six month periods ended June 30, 2015, QVC-U.S. and QVC-Germany experienced shipped sales growth in local currency primarily in the home and apparel categories.  Both markets experienced softness in electronics and an increase in estimated product returns, as discussed in the paragraph above. For the three months ended June 30, 2015, QVC-Japan's shipped sales in local currency increased in home, jewelry, beauty and accessories partially offset by declines in apparel and electronics. For the six months ended June 30, 2015, QVC-Japan's shipped sales in local currency increased in home, beauty and electronics partially offset by declines in apparel, accessories and jewelry. For the three and six month periods ended June 30, 2015, QVC-U.K.'s shipped sales growth in local currency increased primarily in the home and jewelry categories. For both the three and six month periods ended June 30, 2015, QVC-Italy's shipped sales growth in local currency increased primarily in the beauty and apparel categories.

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

QVC's gross profit percentage was 38.2% and 37.6% for the three and six months ended June 30, 2015, respectively, compared to 37.9% and 37.4% for the three and six months ended June 30, 2014. For both the three and six month periods ended June 30, 2015, the gross profit percentages increased primarily due to improved product margins in the U.S.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $5 million or 2.8% and decreased $15 million or 4.2% for the three and six months ended June 30, 2015, respectively.

For the three months ended June 30, 2015,  operating expenses decreased due to foreign currency exchange rate impacts of $12 million, partially offset by a $5 million increase in commissions and a $2 million increase in credit card processing fees. For the six months ended June 30, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $23 million, partially offset by a $5 million increase in commissions and a $4 million increase in credit card processing fees.

For both the three and six month periods ended June 30, 2015, the increase in commission expenses was primarily due to increased sales in the U.S. and higher programming distribution expenses in Japan. The increase in credit card processing fees was primarily due to the U.S. sales increase.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased $5 million and $3 million, for the three and six months ended June 30, 2015.  SG&A expenses as a percent of net revenue decreased from 7.2% to 7.0% and increased from 7.1% to 7.2% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.

For the three months ended June 30, 2015, the decrease was primarily due to the impact of foreign currency exchange rates of $11 million, a $5 million decrease in the provision for doubtful accounts, a $5 million decrease in outside services and a $4 million increase in credit card income, offset by an increase of $20 million in personnel costs. For the six months ended June 30, 2015, the decrease was primarily due to the impact of foreign currency exchange rates of $21 million, a $9 million increase in credit card income, a $5 million decrease in the provision for doubtful accounts, and a $3 million decrease in outside services, offset by an increase of $34 million in personnel costs.

For both the three and six month periods ended June 30, 2015 the decrease in the provision for doubtful accounts was primarily in the U.S. and Germany due to improved Easy-Pay collections and a mix shift away from electronic Easy-Pay sales in the U.S. which typically default at higher rates. The QVC Easy-Pay Plan (known as Q Pay in Germany and Italy) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. The increase in credit card income was due to favorable economics of the Q-Card portfolio in the U.S. The decrease in outside services was primarily driven by lower spend in global market expansion, information technology, and commerce platform projects in the U.S. The increase in personnel costs was due to an increase in bonus, benefits and merit primarily in the U.S. and Japan and staffing increases for the France start-up. QVC also experienced higher severance costs in both periods.

Depreciation and amortization consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Affiliate agreements	$36	38	73	76
Customer relationships	42	43	85	86
Acquisition related amortization	78	81	158	162
Property and equipment	35	33	68	66
Software amortization	24	22	53	43
Channel placement amortization and related expenses	11	9	22	18
Total depreciation and amortization	$148	145	301	289

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

As discussed above, on October 3, 2014, Liberty reattributed from the QVC Group (formerly known as the Interactive Group prior to the reattribution) to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash. The results of the Digital Commerce businesses are reflected in the Ventures Group prospectively from the date of the reattribution. The results of the Digital Commerce businesses below reflects the consolidated results of the Digital Commerce businesses, as included in the QVC Group for the three and six months ended June 30, 2014 and the Ventures Group for the three and six months ended June 30, 2015.  Additionally, due to the FTD Transaction on December 31, 2014, Provide’s results are not included in the consolidated results for the three and six months ended June 30, 2015. On June 30, 2015, Liberty sold Backcountry.  In order to better understand the results of the remaining Digital Commerce businesses we have disclosed Provide’s and Backcountry’s financial performance separately.  As discussed in note 3 in the condensed consolidated financial statements, Provide and Backcountry have not been presented as discontinued operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
Digital Commerce businesses - continuing	$149	139	302	277
Disposed businesses	105	330	228	640
	$254	469	530	917

Adjusted OIBDA
Digital Commerce businesses - continuing	$18	16	34	30
Disposed businesses	1	11	7	25
	$19	27	41	55

Operating Income (Loss)
Digital Commerce businesses - continuing	$(3)	(9)	4	(3)
Disposed businesses	(6)	2	(8)	1
	$(9)	(7)	(4)	(2)

Digital Commerce businesses - continuing.  Revenue for the continuing consolidated Digital Commerce businesses increased $10 million and $25 million for three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in revenue was due to increases at most of our subsidiaries the most significant being Bodybuilding ($5 million and $15 million for the three and six month periods, respectively) and CommerceHub ($6 million and $11 million for the three and six month periods, respectively).  The increase in

Bodybuilding revenue was primarily due to increased order volume on slightly decreased average order values.  A portion of the decreased average order values for Bodybuilding was due to international sales and the foreign exchange impacts.  CommerceHub revenue growth was primarily attributed to an acquisition during  the first quarter of 2015 and growth in active customers (vendors and suppliers), which increased the number of aggregate transactions processed through the CommerceHub platform.

Adjusted OIBDA for the continuing Digital Commerce businesses increased $2 million and $4 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year.  Adjusted OIBDA as a percentage of revenue was relatively flat, representing 12.1% and 11.3% for the three and six months ended June 30, 2015, respectively, as compared to 11.5% and 10.8% during the same periods in 2014.

Operating results for the continuing Digital Commerce businesses improved $6 million and $7 million for three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year.  The improvement in operating results is primarily due to decreases in compensation and depreciation and amortization.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$895	1.6%	$3,624	4.6%
Corporate and other	$—	—%	$1,138	6.1%
Ventures Group
Corporate and other	$34	2.5%	$2,085	2.5%

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

At June 30, 2015, the fair value of our AFS equity securities was $1,360 million. Had the market price of such securities been 10% lower at June 30, 2015, the aggregate value of such securities would have been $136 million lower.  Our investments in Expedia, Inc., HSN, Inc. and FTD Companies, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $4,274 million at June 30, 2015 and had the market price of such securities been 10% lower at June 30, 2015, the aggregate value of such securities would have been $427 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 because of the continued material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2014 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2014 and updated below to address this material weakness and is monitoring that implementation.

Changes in Internal Control over Financial Reporting

During the second quarter of 2015, we continued to review the design of QVC’s controls, made adjustments and have or are in the process of implementing controls to alleviate the noted control deficiencies. In addition, QVC is implementing a new suite of products to automate and better control user access. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2014, the Company and QVC have developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  The remediation efforts to be implemented include the following:

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
•	Evaluate responsibilities to provide for appropriate segregation of duties among the personnel.
•

Develop and implement adequate training for QVC’s personnel to reinforce pre-established and new information technology controls and their financial reporting objectives enabling a better understanding of the internal control environment to improve our ability to detect and prevent potential deficiencies.

•	Engage external experts to assess and improve financial application access rights to optimize appropriate segregation of duties.

Throughout the process, the Company and QVC management have been closely monitoring the implementation of these initiatives and have been making necessary changes to the overall design to ensure operational effectiveness. As described above, QVC is implementing a new suite of products to automate and better control user access and testing controls QVC has put into place. These steps are critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee, the Company’s and QVC’s management will continue to review and make necessary changes to the overall design of QVC’s internal control environment to improve the overall effectiveness of internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the TripAdvisor Holdings Spin-Off during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group or Liberty Ventures common stock.

A summary of the repurchase activity for the three months ended June 30, 2015 is as follows:

	Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2015	1,241,018	$29.06	1,241,018	$ 575	million
May 1 - 31, 2015	3,391,784	$28.38	3,391,784	$ 479	million
June 1 - 30, 2015	4,281,198	$28.50	4,281,198	$ 357	million
Total	8,914,000		8,914,000

In addition to the shares listed in the table above, 1,868 shares of Series A QVC Group common stock and 469 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2015.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

4.1

Form of Specimen certificate for shares of the Registrant’s Series A QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

4.2

Form of Specimen certificate for shares of the Registrant’s Series B QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

10.1

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, Ltd., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 29, 2015 (the “LBC 8-K”).

10.2

Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.3	Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014.*
10.4	Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of May 6, 2015).*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: August 5, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: August 5, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

4.1

Form of Specimen certificate for shares of the Registrant’s Series A QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

4.2

Form of Specimen certificate for shares of the Registrant’s Series B QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

10.1

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, Ltd., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 29, 2015 (the “LBC 8-K”).

10.2

Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.3	Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014.*
10.4	Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of May 6, 2015).*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith