Form 10-Q
period 2015-09-30
Liberty Interactive Corp
filed 2015-11-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2015 was:

	Series A	Series B

QVC Group	467,611,468	29,223,910
Liberty Ventures	134,782,953	7,092,111

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,546	2,306
Trade and other receivables, net of allowance for doubtful accounts of $81 million and $92 million, respectively	933	1,232
Inventory, net	1,232	1,049
Short term marketable securities (note 6)	908	889
Other current assets	73	72
Total current assets	5,692	5,548
Investments in available-for-sale securities and other cost investments (note 7)	1,339	1,224
Investments in affiliates, accounted for using the equity method (note 8)	1,506	1,633
Property and equipment, at cost	1,989	2,030
Accumulated depreciation	(955)	(937)
	1,034	1,093
Intangible assets not subject to amortization (note 9):
Goodwill	5,267	5,404
Trademarks	2,453	2,489
	7,720	7,893
Intangible assets subject to amortization, net (note 9)	931	1,185
Other assets, at cost, net of accumulated amortization	63	65
Total assets	$18,285	18,641

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2015	2014
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$752	735
Accrued liabilities	601	743
Current portion of debt (note 10)	894	946
Deferred income tax liabilities	1,068	972
Other current liabilities	261	343
Total current liabilities	3,576	3,739
Long-term debt, including $2,483 million and $2,574 million measured at fair value (note 10)	6,961	7,105
Deferred income tax liabilities	1,728	1,849
Other liabilities	218	168
Total liabilities	12,483	12,861
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 430,983,268 shares at September 30, 2015 and 447,451,702 shares at December 31, 2014	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,235,910 shares at September 30, 2015 and 28,877,554 shares at December 31, 2014	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares at September 30, 2015 and 200,000,000 shares at December 31, 2014; issued and outstanding 134,711,938 shares at September 30, 2015 and 134,525,874 shares at December 31, 2014	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares at September 30, 2015 and 7,500,000 shares at December 31, 2014; issued and outstanding 7,092,111 shares at September 30, 2015 and 6,991,127 shares at December 31, 2014	—	—
Additional paid-in capital	—	4
Accumulated other comprehensive earnings (loss), net of taxes	(189)	(94)
Retained earnings	5,887	5,757
Total stockholders' equity	5,704	5,673
Noncontrolling interests in equity of subsidiaries	98	107
Total equity	5,802	5,780
Commitments and contingencies (note 12)
Total liabilities and equity	$18,285	18,641

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Total revenue, net	$2,153	2,330	6,619	7,247
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,358	1,488	4,182	4,602
Operating	190	203	579	633
Selling, general and administrative, including stock-based compensation (note 4)	208	234	627	768
Impairment of intangible assets	—	—	—	7
Depreciation and amortization	150	166	479	493
	1,906	2,091	5,867	6,503
Operating income	247	239	752	744
Other income (expense):
Interest expense	(88)	(99)	(273)	(292)
Share of earnings (losses) of affiliates, net (note 8)	31	36	121	38
Realized and unrealized gains (losses) on financial instruments, net (note 6)	70	18	98	(48)
Gains (losses) on dispositions, net (note 3)	(1)	—	110	—
Other, net	25	(38)	11	(28)
	37	(83)	67	(330)
Earnings (loss) from continuing operations before income taxes	284	156	819	414
Income tax (expense) benefit	(86)	(27)	(211)	(107)
Net earnings (loss) from continuing operations	198	129	608	307
Earnings (loss) from discontinued operations, net of taxes	—	10	—	48
Net earnings (loss)	198	139	608	355
Less net earnings (loss) attributable to the noncontrolling interests	8	19	33	76
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$190	120	575	279

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$154	83	417	298
Liberty Ventures common stock	36	37	158	(19)
	$190	120	575	279
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.33	0.18	0.89	0.64
Series A and Series B Liberty Ventures common stock	$0.26	0.47	1.12	(0.45)
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.33	0.18	0.88	0.63
Series A and Series B Liberty Ventures common stock	$0.25	0.46	1.10	(0.45)

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.33	0.17	0.89	0.61
Series A and Series B Liberty Ventures common stock	$0.26	0.51	1.12	(0.26)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.33	0.17	0.88	0.60
Series A and Series B Liberty Ventures common stock	$0.25	0.50	1.10	(0.26)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Net earnings (loss)	$198	139	608	355
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	5	(117)	(76)	(98)
Unrealized holding gains (losses)	—	(1)	—	—
Share of other comprehensive earnings (losses) of equity affiliates	(4)	(5)	(19)	(5)
Share of other comprehensive earnings (losses) of discontinued operations	—	(21)	—	(2)
Other comprehensive earnings (loss)	1	(144)	(95)	(105)
Comprehensive earnings (loss)	199	(5)	513	250
Less comprehensive earnings (loss) attributable to the noncontrolling interests	10	(5)	33	74
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$189	—	480	176

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$157	(22)	341	210
Liberty Ventures common stock	32	22	139	(34)
	$189	—	480	176

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$608	355
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(48)
Depreciation and amortization	479	493
Stock-based compensation	81	71
Cash payments for stock-based compensation	(11)	(15)
Excess tax benefit from stock-based compensation	(22)	(11)
Share of (earnings) losses of affiliates, net	(121)	(38)
Cash receipts from returns on equity investments	42	31
Realized and unrealized (gains) losses on financial instruments, net	(98)	48
(Gains) losses on dispositions	(110)	—
Impairment of intangible assets	—	7
Loss on extinguishment of debt	21	48
Deferred income tax expense (benefit)	2	(67)
Other, net	(6)	3
Changes in operating assets and liabilities
Current and other assets	(35)	165
Payables and other liabilities	(49)	66
Net cash provided (used) by operating activities	781	1,108
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(20)	—
Cash proceeds from dispositions of investments	271	40
Investments in and loans to cost and equity investees	(126)	(51)
Cash receipts from returns of equity investments	250	—
Capital expended for property and equipment	(164)	(142)
Purchases of short term and other marketable securities	(1,194)	(423)
Sales of short term and other marketable securities	1,180	358
Other investing activities, net	(48)	(12)
Net cash provided (used) by investing activities	149	(230)
Cash flows from financing activities:
Borrowings of debt	1,956	3,233
Repayments of debt	(2,100)	(2,920)
Repurchases of Liberty Interactive common stock	(531)	(736)
Minimum withholding taxes on net settlements of stock-based compensation	(17)	(16)
Excess tax benefit from stock-based compensation	22	11
Other financing activities, net	(16)	(49)
Net cash provided (used) by financing activities	(686)	(477)
Net cash provided (used) by discontinued operations:
Operating	—	273
Investing	—	(194)
Financing	—	371
Change in available cash held by discontinued operations	—	(116)
Net cash provided (used) by discontinued operations	—	334
Effect of foreign currency exchange rates on cash	(4)	(31)
Net increase (decrease) in cash and cash equivalents	240	704
Cash and cash equivalents at beginning of period	2,306	902
Cash and cash equivalents at end of period	$2,546	1,606

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2015

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	5	—	1	—	4	(94)	5,757	107	5,780
Net earnings (loss)	—	—	—	—	—	—	—	575	33	608
Other comprehensive earnings (loss)	—	—	—	—	—	—	(95)	—	—	(95)
Stock-based compensation	—	—	—	—	—	48	—	—	—	48
Series A QVC Group common stock repurchases	—	—	—	—	—	(531)	—	—	—	(531)
Stock issued upon exercise of stock options	—	—	—	—	—	29	—	—	—	29
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(17)	—	—	—	(17)
Excess tax benefit from stock-based compensation	—	—	—	—	—	22	—	—	—	22
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(42)	(42)
Reclassification (note 1)	—	—	—	—	—	445	—	(445)	—	—
Balance at September 30, 2015	$—	5	—	1	—	—	(189)	5,887	98	5,802

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

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. In August 2015, the FASB issued new accounting guidance on the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements, which provides that such cost may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The amendments in these new accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  We plan to adopt this new guidance in the fourth quarter of 2015.  The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures but other than a reclassification of deferred loan costs on the consolidated balance sheets, the Company does not believe that the standard will significantly impact its financial statements and related disclosures.

In July 2015, the FASB issued new accounting guidance that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

As a result of repurchases of Series A QVC Group common stock (formerly the Series A Liberty Interactive common stock), the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($445 million) for the nine months ended September 30, 2015 to retained earnings.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $8 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively, were reimbursable to LMC. Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

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

On October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the QVC Group (referred to as the “Interactive Group” prior to the reattribution) to the Ventures Group of certain of its Digital Commerce companies (defined below) and cash, which was provided by QVC, Inc. (“QVC”) as a result of a draw-down of QVC’s credit facility. In return, holders of Liberty Interactive common stock received a dividend of approximately 67.7 million shares of Liberty Ventures common stock, or 0.14217 of a Liberty Ventures share for each share of Liberty

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Interactive common stock outstanding on October 13, 2014, the record date of the dividend, with cash paid in lieu of fractional shares. The distribution date for the dividend was October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014. The reattributed Digital Commerce companies were comprised of Liberty’s consolidated subsidiaries Backcountry.com (“Backcountry”), Bodybuilding.com, LLC, Provide Commerce, Inc. (“Provide”), CommerceHub, Evite, Inc. and LMC Right Start, Inc. (collectively, the “Digital Commerce” companies). The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s condensed consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups had no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the reattribution, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC and zulily (defined below) (as of October 1, 2015), and our approximate 38% interest in HSN, Inc., along with cash and certain liabilities that reside with QVC as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of September 30, 2015, the QVC Group has cash and cash equivalents of approximately $512 million, which includes subsidiary cash.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the reattribution, the Ventures Group is primarily comprised of our Digital Commerce businesses (see note 3 for discussion of disposed businesses) and interests in Expedia, Inc., FTD Companies, Inc. (“FTD”), Interval Leisure Group, Inc. and LendingTree, Inc., available-for-sale securities in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $2,034 million at September 30, 2015. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

In May 2015, Liberty announced its entry into an agreement with Liberty Broadband Corporation ("Liberty Broadband"), a separate publicly traded company, whereby Liberty will invest up to $2.4 billion in Liberty Broadband in connection with (and contingent upon) the closing of the proposed merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment will be used by Liberty Broadband to fund, in part, its agreement to acquire $4.3 billion of Charter stock. Liberty Broadband's acquisition will be made in support of (and contingent upon) the closing of the Charter-TWC merger. In connection with these transactions, it is expected that Charter will undergo a corporate reorganization, resulting in New Charter, a current subsidiary of Charter, becoming the publicly traded parent company. Liberty's investment in Liberty Broadband will be funded using cash and short term investments and will be attributed to the Ventures Group.

Liberty, along with third party investors, all of whom will invest on the same terms as Liberty, have agreed to purchase newly issued shares of Liberty Broadband Series C common stock (the "Series C Shares") at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed. In the aggregate, Liberty Broadband has entered into investment agreements with respect to $4.4 billion of its Series C Shares. Liberty's investment in Liberty Broadband is subject to customary closing conditions and funding will only occur upon the completion of the Charter-TWC merger. Liberty Broadband has received stockholder approval for the issuance of the Series C Shares in accordance with the rules and requirements of the Nasdaq Stock Market. Further, Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for its investment in New Charter, in which case Liberty Broadband may reduce the aggregate subscription for Series C Shares by up to 25%, with such reduction applied pro rata to all investors, including Liberty.

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

As the outcome of the transaction with Liberty Broadband and the Charter-TWC merger are uncertain due to pending regulatory approvals, Liberty has not reflected any financial impacts in the condensed consolidated financial statements related to the respective agreements as of September 30, 2015.

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. (“zulily”) (now known as zulily, llc) for consideration of approximately $2.2 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of QVCA for each zulily share, with cash paid in lieu of any fractional shares.  Funding for the $1.2 billion cash portion of the consideration came from cash on hand at zulily and a distribution from QVC funded by a drawdown under its revolving credit facility (see note 10).  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day.  zulily is attributed to the QVC Group and we believe that its business is complementary to QVC’s. Due to the timing of the transaction, Liberty’s initial purchase price allocation for the acquisition of zulily has not been completed.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In October 2014, the IRS completed its examination of the TripAdvisor Holdings Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction.  Liberty executed a closing agreement with the IRS documenting this conclusion during the third quarter of 2015.

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Revenue	$254	883
Earnings (loss) before income taxes	$13	68
Earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(1)	(1)

Earnings per share of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$(0.01)	(0.03)
Series A and Series B Liberty Ventures common stock	$0.04	0.19
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$(0.01)	(0.03)
Series A and Series B Liberty Ventures common stock	$0.04	0.19

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

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  The sale resulted in a $105 million gain, which is included in “Gains (losses) on dispositions, net” in the accompanying condensed consolidated statement of operations.  Backcountry is included in the Digital Commerce companies through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a strategic shift that has a major effect on Liberty’s operations and financial results.  Included in revenue in the accompanying condensed consolidated statements of operations is $97 million for the three months ended September 30, 2014,  and $227 million and $308 million for the nine months ended September 30, 2015 and 2014, respectively, related to Backcountry.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2 million for the three months ended September 30, 2014, and losses

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of $3 million and $6 million for the nine months ended September 30, 2015 and 2014, respectively, related to Backcountry.  Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2014 is $323 million related to Backcountry.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $37 million and $20 million of stock-based compensation during the three months ended September 30, 2015 and 2014, respectively, and $81 million and $71 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, Liberty granted 2.0 million options to QVC employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $11.87 per share and vest semi-annually over 4 years.

In connection with a new compensation arrangement for QVC’s CEO, Liberty also granted 1.7 million options to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $10.40 per share and vest 50% on each of December 31, 2019 and 2020.

Also during the nine months ended September 30, 2015, Liberty granted to Liberty employees 2.3 million and 652 thousand options to purchase shares of Series A QVC Group common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $11.79 and $18.27 per share, respectively, and each grant contains options that vest over two different periods, annually over three years and 50% on each of December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 132 thousand and 135 thousand performance-based options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 182 thousand and 13 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  Such options had a fair value of $10.10 per share and $16.94 per share, respectively, at the time they were granted. The restricted stock units had a fair value of $29.41 per share and $42.33 per share, respectively, at the time they were granted. The options and restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.  Performance objectives, which are both objective and subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the subjective portion of the grant is remeasured at each reporting period.

The Company has calculated the grant-date fair value for all of its equity classified Awards and any subsequent remeasurement of its liability classified and certain performance-based Awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stock and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company.

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	24,900	$17.49
Granted	6,027	$28.15
Exercised	(3,699)	$15.34
Forfeited/Cancelled	(619)	$22.95
Outstanding at September 30, 2015	26,609	$20.07	4.4	years	$177
Exercisable at September 30, 2015	15,381	$17.19	3.6	years	$140

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	1,044	$24.78
Granted	132	$29.41
Exercised	(398)	$16.51
Outstanding at September 30, 2015	778	$29.79	6.3	years	$—
Exercisable at September 30, 2015	—	$—	—	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	3,997	$19.10
Granted	652	$41.40
Exercised	(376)	$19.91
Forfeited/Cancelled	(3)	$26.57
Outstanding at September 30, 2015	4,270	$22.43	4.2	years	$77
Exercisable at September 30, 2015	2,780	$18.76	3.5	years	$60

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	1,507	$36.24
Granted	135	$42.33
Exercised	(100)	$16.82
Outstanding at September 30, 2015	1,542	$38.04	6.3	years	$4
Exercisable at September 30, 2015	—	$—	—	years	$—

As of September 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $124 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.1 years.

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended September 30, 2015 and 2014, are 4 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS, for the nine months ended September 30, 2015 and 2014, are 4 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	number of shares in millions
Basic EPS	460	477	467	486
Potentially dilutive shares	6	10	7	10
Diluted EPS	466	487	474	496

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS, for all periods presented, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	number of shares in millions
Basic EPS	141	73	141	73
Potentially dilutive shares	2	1	2	1
Diluted EPS	143	74	143	74

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2015			December 31, 2014
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$2,367	2,367	—	2,147	2,147	—
Short term marketable securities	$908	334	574	889	277	612
Available-for-sale securities	$1,286	1,274	12	1,220	1,203	17
Debt	$2,483	—	2,483	2,574	—	2,574

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$(78)	1	70	81
Exchangeable senior debentures	148	17	28	(129)
	$70	18	98	(48)

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	September 30,	December 31,
	2015	2014
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Time Warner Inc.	302	375
Time Warner Cable Inc.	961	815
Other investments	72	30
Total attributed Ventures Group	1,335	1,220
Consolidated Liberty	$1,339	1,224

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at September 30, 2015 and the carrying amount at December 31, 2014:

				December 31,
	September 30, 2015			2014
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN, Inc. (1)	38%	$1,146	$159	328
Other	various	NA	45	47
Total QVC Group			204	375
Ventures Group
Expedia, Inc.	18%	$2,778	626	514
FTD Companies, Inc.	36%	304	343	355
Other	various	NA	333	389
Total Ventures Group			1,302	1,258
Consolidated Liberty			$1,506	1,633

(1)

As further discussed in note 10, HSN, Inc. (“HSNi”) declared a special dividend during January 2015 of $10 per share from which Liberty received approximately $200 million in cash during February 2015. Accordingly, the carrying amount of Liberty’s investment in HSNi was reduced by this return of our investment during the period.

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$15	15	52	46
Other	(2)	(2)	(6)	(5)
Total QVC Group	13	13	46	41
Ventures Group
Expedia, Inc.	45	38	125	42
FTD Companies, Inc. (1)	(14)	NA	(9)	NA
Other	(13)	(15)	(41)	(45)
Total Ventures Group	18	23	75	(3)
Consolidated Liberty	$31	36	121	38

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

		Digital
	QVC	Commerce	Total
	amounts in millions
Balance at January 1, 2015	$5,206	198	5,404
Foreign currency translation adjustments	(41)	—	(41)
Disposition (1)	—	(105)	(105)
Other	—	9	9
Balance at September 30, 2015	$5,165	102	5,267

(1)	As discussed in note 3, Liberty sold Backcountry on June 30, 2015. Accordingly, the carrying amount of goodwill related to Backcountry was reduced to zero.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $115 million and $125 million for the three months ended September 30, 2015 and 2014, respectively, and $367 million and $374 million for the nine months ended September 30,  2015 and 2014, respectively. Based on its amortizable intangible assets as of September 30, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2015	$102
2016	$447
2017	$296
2018	$39
2019	$13

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2015	September 30, 2015	December 31, 2014
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	505	501	501
1% Exchangeable Senior Debentures due 2043	346	362	444
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 7.375% Senior Secured Notes due 2020	—	—	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.850% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	920	920	508
Other subsidiary debt	76	76	75
Total QVC Group debt	$5,684	5,691	5,860
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$437	267	294
3.75% Exchangeable Senior Debentures due 2030	437	278	291
3.5% Exchangeable Senior Debentures due 2031	346	315	325
0.75% Exchangeable Senior Debentures due 2043	850	1,261	1,220
Subsidiary level notes and facilities	43	43	61
Total Ventures Group debt	$2,113	2,164	2,191
Total consolidated Liberty debt	$7,797	7,855	8,051
Less current classification		(894)	(946)
Total long-term debt		$6,961	7,105

QVC Senior Secured Notes

On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, a $21 million extinguishment loss is included in “Other, net” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2015.

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

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.7% at September 30, 2015. Availability under the Second Amended and Restated Credit Agreement at September 30, 2015 was $1.3 billion.  Subsequent to September 30, 2015, QVC borrowed under the senior secured credit facility to fund a distribution of $910 million to Liberty to fund its purchase of zulily.

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

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of September 30, 2015 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

As discussed in note 8, HSNi declared a special dividend during January 2015 of $10 per share from which Liberty received approximately $200 million in cash during February 2015.  Pursuant to the terms of the 1% Exchangeable Senior Debentures due 2043 (the “HSNi Exchangeables”), a portion of the special dividend was passed through to the holders of the notes ($54 million) and the outstanding principal balance of the HSNi Exchangeables was reduced during March 2015. Additionally, HSNi declared cash dividends of $0.35 per share on March 9, 2015, June 1, 2015 and August 31, 2015.  The portion of the quarterly dividend in excess of the regular cash dividend of $0.18 per share was passed through to bondholders during the first three quarters of 2015.

Debt Covenants

Liberty and QVC are in compliance with all debt covenants at September 30, 2015.

Other Subsidiary Debt

Other subsidiary debt at September 30, 2015 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2015 are as follows (amounts in millions):

Senior debentures	$803
QVC senior secured notes	$3,477

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2015.

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

As of September 30, 2015, Liberty reserved for issuance upon exercise of outstanding stock options approximately 26.6 million shares of Series A QVC Group common stock, 778 thousand shares of Series B QVC Group common stock, 4.3 million shares of Series A Liberty Ventures common stock and 1.5 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of September 30, 2015, no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

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

On October 1, 2015, in conjunction with the acquisition of zulily, as discussed in note 2, Liberty issued 38.5 million shares of Series A QVC Group Common Stock.

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

For the nine months ended September 30, 2015, Liberty has identified the following consolidated subsidiary as its reportable segment:

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

•

Digital Commerce - the aggregation of certain consolidated subsidiaries that market and sell a wide variety of consumer products via the Internet.  Categories of consumer products include active lifestyle gear and clothing (Backcountry), fitness and health goods (Bodybuilding), a drop-ship solutions company (CommerceHub),  digital invitations (Evite),  perishable and personal gift offerings (Provide), and products for infants and toddlers (Right Start).  Due to the transactions discussed in note 3, the results of Provide are included in the Company’s results through December 31, 2014 and the results of Backcountry are included through June 30, 2015.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$2,007	430	2,020	439
Digital Commerce	NA	NA	310	(2)
Corporate and other	—	(9)	—	(6)
Total QVC Group	2,007	421	2,330	431
Ventures Group
Digital Commerce	146	17	NA	NA
Corporate and other	—	(4)	—	(6)
Total Ventures Group	146	13	—	(6)
Consolidated Liberty	$2,153	434	2,330	425

	Nine months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$5,943	1,286	6,020	1,290
Digital Commerce	NA	NA	1,227	53
Corporate and other	—	(19)	—	(16)
Total QVC Group	5,943	1,267	7,247	1,327
Ventures Group
Digital Commerce	676	58	NA	NA
Corporate and other	—	(13)	—	(12)
Total Ventures Group	676	45	—	(12)
Consolidated Liberty	$6,619	1,312	7,247	1,315

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2015
	Total	Investments	Capital
	assets	In affiliates	expenditures
	amounts in millions
QVC Group
QVC	$12,141	45	132
Corporate and other	447	159	—
Total QVC Group	12,588	204	132
Ventures Group
Digital Commerce	783	343	32
Corporate and other	5,120	959	—
Total Ventures Group	5,903	1,302	32
Inter-group eliminations	(206)	—	—
Consolidated Liberty	$18,285	1,506	164

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$434	425	1,312	1,315
Stock-based compensation	(37)	(20)	(81)	(71)
Impairment of intangible assets	—	—	—	(7)
Depreciation and amortization	(150)	(166)	(479)	(493)
Interest expense	(88)	(99)	(273)	(292)
Share of earnings (loss) of affiliates, net	31	36	121	38
Realized and unrealized gains (losses) on financial instruments, net	70	18	98	(48)
Gains (losses) on dispositions, net	(1)	—	110	—
Other, net	25	(38)	11	(28)
Earnings (loss) before income taxes	$284	156	819	414

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

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business, which is also our principal reportable segment, is QVC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. On October 1, 2015 we acquired zulily, inc. (“zulily”) (now known as zulily, llc), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. Additionally, we own entire or majority interests in consolidated subsidiaries which operate on-line commerce businesses in a broad range of retail categories (the “Digital Commerce” businesses). The more significant of these include Backcountry.com, Inc. (“Backcountry”) (through June 30, 2015), Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub, Evite, Inc. ("Evite") and LMC Right Start, Inc. (“Right Start”). Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories.  Bodybuilding manages websites related to sports nutrition, body building and fitness. Evite operates websites that offer invitations.  CommerceHub provides a Software-as-a-Service platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products.    Right Start is a high-quality online and brick-and-mortar retailer of products for infants and toddlers.

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

On June 30, 2015, Liberty sold Backcountry.  Backcountry is included in the Digital Commerce businesses through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a strategic shift that has a major effect on Liberty’s operations and financial results.

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

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2015, the Ventures Group is comprised of the Digital Commerce companies and our interests in Expedia, Inc., FTD, Interval Leisure Group, Inc., LendingTree, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $2,034 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of September 30, 2015, the QVC Group is primarily focused on our video operating businesses and has attributed to it the remainder of our businesses and assets, including our operating subsidiary QVC as well as our 38% interest in HSN, Inc. and cash and cash equivalents of approximately $512 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC as well certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. Effective October 1, 2015, zulily is included in the QVC Group.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
QVC Group
QVC	$2,007	2,020	5,943	6,020
Digital Commerce	NA	310	NA	1,227
Total QVC Group	2,007	2,330	5,943	7,247
Ventures Group
Digital Commerce	146	NA	676	NA
Total Ventures Group	146	—	676	—
Consolidated Liberty	$2,153	2,330	6,619	7,247

Adjusted OIBDA
QVC Group
QVC	$430	439	1,286	1,290
Digital Commerce	NA	(2)	NA	53
Corporate and other	(9)	(6)	(19)	(16)
Total QVC Group	421	431	1,267	1,327
Ventures Group
Digital Commerce	17	NA	58	NA
Corporate and other	(4)	(6)	(13)	(12)
Total Ventures Group	13	(6)	45	(12)
Consolidated Liberty	$434	425	1,312	1,315

Operating Income (Loss)
QVC Group
QVC	$280	276	820	820
Digital Commerce	NA	(14)	NA	(16)
Corporate and other	(16)	(15)	(35)	(43)
Total QVC Group	264	247	785	761
Ventures Group
Digital Commerce	(7)	NA	(11)	NA
Corporate and other	(10)	(8)	(22)	(17)
Total Ventures Group	(17)	(8)	(33)	(17)
Consolidated Liberty	$247	239	752	744

Revenue.    Our consolidated revenue decreased 7.6% or $177 million and decreased 8.7% or $628 million for three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to the deconsolidation of Provide as a result of the FTD Transaction ($72 million and $501 million for the three and nine month periods, respectively), sale of Backcountry ($97 million and $81 million for the three and nine month periods, respectively) and decreased revenue at QVC ($13 million and $77 million for the three and nine month periods, respectively), offset slightly by growth in revenue at the remaining Digital Commerce companies.   See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

Consolidated Adjusted OIBDA increased 2.1% or $9 million and decreased 0.2% or $3 million for three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended September 30, 2015 was primarily due to the deconsolidation of Provide as a result of the FTD transaction ($18 million) and growth at Bodybuilding, partially offset by a $9 million decrease at QVC. The decrease in Adjusted OIBDA for the nine months ended September 30, 2015 was primarily due to a decrease of $4 million at QVC, offset by growth in Adjusted OIBDA at the Digital Commerce Companies.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

We recorded $37 million and $20 million of stock-based compensation for the three months ended September 30, 2015 and 2014, respectively. We recorded $81 million and $71 million of stock compensation for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $124 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 3.1 years.

Operating income.    Our consolidated operating income increased 3.3% or $8 million and increased 1.1% or $8 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in operating income for the three months ended September 30, 2015 was primarily due to an increase in operating income at QVC of $4 million and growth at the Digital Commerce Companies. The increase in operating income for the nine months ended September 30, 2015 was primarily due to growth at the Digital Commerce Companies.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Interest expense
QVC Group	$(70)	(80)	(215)	(235)
Ventures Group	(18)	(19)	(58)	(57)
Consolidated Liberty	$(88)	(99)	(273)	(292)

Share of earnings (losses) of affiliates
QVC Group	$13	13	46	41
Ventures Group	18	23	75	(3)
Consolidated Liberty	$31	36	121	38

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$30	2	28	9
Ventures Group	40	16	70	(57)
Consolidated Liberty	$70	18	98	(48)

Gains (losses) on dispositions, net
QVC Group	$—	—	—	—
Ventures Group	(1)	—	110	—
Consolidated Liberty	$(1)	—	110	—

Other, net
QVC Group	$14	(46)	(9)	(46)
Ventures Group	11	8	20	18
Consolidated Liberty	$25	(38)	11	(28)

Consolidated Liberty other income (expense)	$37	(83)	67	(330)

Interest expense.    Interest expense decreased $11 million or 11.1% and decreased $19 million or 6.5% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The  decrease in the QVC Group interest expense is attributable to QVC's refinancing activities resulting in a lower average interest rate.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$15	15	52	46
Other	(2)	(2)	(6)	(5)
Total QVC Group	13	13	46	41
Ventures Group
Expedia, Inc.	45	38	125	42
FTD	(14)	NA	(9)	NA
Other	(13)	(15)	(41)	(45)
Total Ventures Group	18	23	75	(3)
Consolidated Liberty	$31	36	121	38

During May of 2015, Expedia, Inc. sold its controlling interest in eLong Inc.  The increase in Liberty’s share of Expedia’s earnings for the nine months ended September 30, 2015 as compared to the corresponding periods in the prior year is primarily due to the gain Expedia recognized related to the sale of eLong.  The share of loss in the other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities.  These entities typically operate at a loss and because we account for these investments as equity method affiliates, we record our share of such losses.  We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$(78)	1	70	81
Exchangeable senior debentures	148	17	28	(129)
	$70	18	98	(48)

The changes in realized and unrealized gains (losses) on financial instruments are due to market activity through the period on the various financial instruments that are marked to market on a periodic basis.

Gains (losses) on dispositions, net. Gain on dispositions for the Ventures Group primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain.

Other, net.   Other, net for the QVC Group is primarily attributable to QVC’s redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered.  As a result of the redemption, a $21 million extinguishment loss was recorded for the nine months ended September 30, 2015.  Other, net also includes the impact of foreign currency at QVC.  Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes.    We had income tax expense of $86 million and $27 million for the three months ended September 30, 2015 and 2014, respectively, and tax expense of $211 million and $107 million for the nine months ended September 30, 2015 and 2014, respectively.  Income tax expense was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of a taxable dividend that under current U.S. tax law is subject to a dividends received deduction and to tax credits generated by our alternative energy investments.  Income tax expense was lower than the U.S. statutory tax rate of 35% in 2014 due to tax credits generated by our alternative energy investments.

Net earnings.    We had net earnings of $198 million and $139 million for the three months ended September 30, 2015 and 2014, respectively, and net earnings of $608 million and $355 million for the nine months ended September 30, 2015 and 2014, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of September 30, 2015, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of September 30, 2015, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Available-for-Sale
	equivalents	securities	Securities
	amounts in millions
QVC	$363	—	—
Corporate and other	149	15	4
Total QVC Group	512	15	4
Digital Commerce	28	—	—
Corporate and other	2,006	893	1,335
Total Ventures Group	2,034	893	1,335
Total Liberty	$2,546	908	1,339

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of $1.3 billion under the QVC credit facility at September 30, 2015.  Subsequent to September 30, 2015, QVC borrowed under the credit facility to fund a distribution of $910 million to the Company to support its purchase of zulily.  As of September 30, 2015, QVC had approximately $215 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2015	2014
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$769	815
Ventures Group net cash provided (used) by operating activities	12	293
Net cash provided (used) by operating activities	$781	1,108
QVC Group net cash provided (used) by investing activities	22	(189)
Ventures Group net cash provided (used) by investing activities	127	(41)
Net cash provided (used) by investing activities	$149	(230)
QVC Group net cash provided (used) by financing activities	(697)	(443)
Ventures Group net cash provided (used) by financing activities	11	(34)
Net cash provided (used) by financing activities	$(686)	(477)

QVC Group

During the nine months ended September 30, 2015, the QVC Group uses of cash were primarily the repayment of certain debt obligations of approximately $1,638 million and the repurchase of Series A QVC Group common stock of $531 million.  Additionally, the QVC Group had approximately $132 million of capital expenditures during the nine months ended September 30, 2015.  These uses of cash were funded by cash provided by operating activities, additional borrowings of debt and the receipt of approximately $200 million in cash from a special dividend declared by HSNi. Approximately $54 million in cash from the special dividend received from HSNi was passed through to the HSNi exchangeable bond holders.

The projected uses of QVC Group cash for the remainder of 2015 are the cost to service outstanding debt, approximately $30 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $70 million and the continued buyback of QVC Group common stock under the approved share buyback program. In addition, on October 1, 2015,  approximately $1.2 billion in cash from the QVC Group was used to fund Liberty’s acquisition of zulily (see note 2 in the accompanying financial statements).

Ventures Group

During the nine months ended September 30, 2015, the Ventures Group uses of cash were primarily the purchase of short term and other marketable securities and the investment in cost and equity investees.  These uses of cash for the Ventures Group were funded by proceeds from dispositions, the refinancing of certain debt obligations, the sale of short term and other marketable securities, and intergroup tax receipts.

The projected uses of Ventures Group cash for the remainder of 2015 are approximately $10 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $10 million and further investments in existing or new businesses through continued investment activity.  In addition, subject to the satisfaction of the applicable closing conditions, cash from the Liberty Ventures Group is expected to be used to fund Liberty’s $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying financial statements).

Consolidated

During the nine months ended September 30, 2015, Liberty's primary uses of cash were $2.1 billion of repayments on outstanding debt and repurchases of Series A QVC Group common stock of $531 million. These activities were funded primarily from borrowings of $2.0 billion, cash provided by operating activities and cash on hand.

The projected uses of Liberty cash for the remainder of 2015 are the continued capital improvement spending of approximately $80 million for the remainder of the year, the repayment of certain debt obligations, approximately $40 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses.  On October 1, 2015,  approximately $1.2 billion in cash from the QVC Group was used to fund Liberty’s acquisition of zulily (see note 2 in the accompanying financial statements). Subject to the satisfaction of the applicable closing conditions, we expect to invest up to $2.4 billion in Liberty Broadband (see note 2 in the accompanying financial statements). We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

In June 2015, QVC expanded its global presence into France ("QVC-France"), launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. On weekdays, QVC-France distributes programming live for eight hours per day, and an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC-France distributes programming live for 12 hours per day, and an additional 10 hours per day of recorded programming and two hours per day of general interest programming.

QVC's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.

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

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Net revenue	$2,007	2,020	5,943	6,020
Costs of goods sold	1,266	1,266	3,721	3,772
Gross profit	741	754	2,222	2,248
Operating expenses:
Operating	174	178	517	536
SG&A expenses (excluding stock-based compensation)	137	137	419	422
Adjusted OIBDA	430	439	1,286	1,290
Stock-based compensation	9	16	24	34
Depreciation	33	34	101	100
Amortization of intangible assets	108	113	341	336
Operating income	$280	276	820	820

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
QVC-U.S.	$1,420	1,368	4,168	4,025
QVC-Germany	199	229	602	706
QVC-Japan	192	216	590	673
QVC-U.K.	168	173	497	516
QVC-Italy	28	34	86	100
Consolidated QVC	$2,007	2,020	5,943	6,020

QVC's consolidated net revenue decreased 0.6% and 1.3%  for the three and nine months ended September 30, 2015 as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $13 million was primarily comprised of $91 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $25 million primarily in the U.S. and Germany, a decrease in shipping and handling revenue of $14 million, and a decrease in other revenue of $5 million primarily in the U.S. These amounts were partially offset by $89 million due to a 4.0% increase in units sold and $33 million due to a 1.4% increase in the consolidated average selling price per unit ("ASP"). The nine month decrease in net revenue of $77 million was primarily comprised of $296 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $78 million primarily in the U.S. and Germany, a decrease in shipping and handling revenue of $49 million, and a decrease in other revenue of $11 million primarily in the U.S. These amounts were partially offset by $230 million due to a 3.4% increase in units sold and $127 million due to a 1.8% increase in the consolidated ASP.

For both the three and nine month periods ended September 30, 2015, the increase in estimated product returns in the U.S. and Germany was primarily due to the sales increases and a shift in the product mix.  As expected, shipping and handling revenue decreased in the U.S. as a result of QVC's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC’s shipping and handling refund policy.

During the three and nine months ended September 30, 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	3.8%	3.8%	3.6%	3.6%
QVC-Germany	(13.1)%	3.0%	(14.7)%	3.5%
QVC-Japan	(11.1)%	4.8%	(12.3)%	3.0%
QVC-U.K.	(2.9)%	5.3%	(3.7)%	5.2%
QVC-Italy	(17.6)%	2.4%	(14.0)%	5.1%

QVC-U.S. net revenue growth for the three and nine month periods ended September 30, 2015 was primarily due to a 5.2% and 4.1% increase in units shipped and a 0.8% and 1.6% increase in ASP, offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. For the both the three and nine month periods ended September 30, 2015, QVC-U.S. experienced shipped sales growth in the apparel, accessories, home and beauty categories offset by declines in electronics and jewelry. For the three months ended September 30, 2015, QVC-Germany experienced shipped sales growth in local currency primarily in the apparel, jewelry and home categories offset by declines primarily in the electronics category. For the nine months ended September 30, 2015, QVC-Germany experienced shipped sales growth in local currency in all categories except electronics. For both the three and nine month periods ended September 30, 2015, QVC-Japan's shipped sales in local currency increased primarily in the home and beauty categories partially offset by declines in accessories, apparel and electronics. For both the three and nine month periods ended September 30, 2015, QVC-U.K.'s shipped sales growth in local currency increased primarily in the jewelry and apparel categories offset by declines primarily in electronics. For the three months ended September 30, 2015, QVC-Italy's shipped sales growth in local currency increased primarily in the electronics, accessories and beauty categories offset by declines in jewelry. For the nine months ended September 30, 2015, QVC-Italy's shipped sales growth in local currency increased primarily in the beauty, apparel and accessories categories offset by declines in electronics and jewelry.

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

QVC's gross profit percentage was 36.9% and 37.4% for the three and nine months ended September 30, 2015, respectively, compared to 37.3% for each of the three and nine month periods ended September 30, 2014. For the three months ended September 30, 2015, the gross profit percentage decreased primarily in the U.S. due to increased obsolescence and freight costs partially offset by improved product margins.  For the nine months ended September 30, 2015, the gross profit percentage remained relatively stable compared to the prior period.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $4 million or 2.2% and decreased $19 million or 3.5% for the three and nine months ended September 30, 2015, respectively.

For the three months ended September 30, 2015,  operating expenses decreased due to foreign currency exchange rate impacts of $10 million, partially offset by a $3 million increase in commissions, a $2 million increase in credit card processing fees, and a $1 million increase in customer service expenses. For the nine months ended September 30, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $33 million, partially offset by a $8 million increase in commissions and a $6 million increase in credit card processing fees.

For the three months ended September 30, 2015, the increase in commission expenses was primarily due to increased sales in the U.S. The increase in customer service expenses was primarily due to increased personnel costs. For the nine months ended September 30, 2015, the increase in commissions was due to increased sales in the U.S. and higher programming distribution expenses in Japan. For both the three and nine month periods ended September 30, 2015, the increase in credit card processing fees was due to increased sales in the U.S.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses remained flat for the three months ended September 30, 2015 compared to the prior year and decreased $3 million for the nine months ended September 30, 2015 compared to the prior year.  SG&A expenses as a percent of net revenue remained flat at  6.8% and increased from 7.0% to 7.1% for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended  September 30, 2014.

For the three months ended September 30, 2015, the positive impact of foreign currency exchange rates was offset by increases in personnel costs which was a result of staffing for the France start-up and an increase in bonus and merit primarily in Germany and Japan. For the nine months ended September 30, 2015, the decrease was primarily due to the positive impact of foreign currency exchange rates and an increase in credit card income due to favorable economics of the Q-Card portfolio in the U.S. offset by increases in personnel costs. The increase in personnel costs was primarily due to an increase in bonus, benefit and merit primarily in the U.S. and Japan, an increase in severance costs primarily in the U.S., and staffing for the France start-up.

Depreciation and amortization consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Affiliate agreements	$36	37	109	113
Customer relationships	43	43	128	129
Acquisition related amortization	79	80	237	242
Property and equipment	33	34	101	100
Software amortization	19	22	72	65
Channel placement amortization and related expenses	10	11	32	29
Total depreciation and amortization	$141	147	442	436

Digital Commerce businesses.    Our Digital Commerce businesses are comprised primarily of Backcountry (through June 30, 2015, see discussion below), Bodybuilding, CommerceHub, Evite, Provide (through December 31, 2014, see discussion below), and Right Start. Revenue for the Digital Commerce businesses is seasonal due to certain holidays and seasons, which drive a significant portion of the Digital Commerce businesses' revenue. The third quarter is generally lower, as compared to the other three quarters, due to fewer holidays.

As discussed above, on October 3, 2014, Liberty reattributed from the QVC Group (formerly known as the Interactive Group prior to the reattribution) to the Ventures Group its Digital Commerce companies, which were valued at $1.5 billion, and approximately $1 billion in cash. The results of the Digital Commerce businesses are reflected in the Ventures Group prospectively from the date of the reattribution. The results of the Digital Commerce businesses below reflects the consolidated results of the Digital Commerce businesses, as included in the QVC Group for the three and nine months ended September 30, 2014 and the Ventures Group for the three and nine months ended September 30, 2015.  Additionally, due to the FTD Transaction on December 31, 2014, Provide’s results are not included in the consolidated results for the three and nine months ended September 30, 2015. On June 30, 2015, Liberty sold Backcountry.  In order to better understand the results of the remaining Digital Commerce businesses we have disclosed Provide’s and Backcountry’s financial performance separately.  As discussed in note 3 in the condensed consolidated financial statements, Provide and Backcountry have not been presented as discontinued operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
Digital Commerce businesses - continuing	$146	141	448	418
Disposed businesses	—	169	228	809
	$146	310	676	1,227

Adjusted OIBDA
Digital Commerce businesses - continuing	$17	14	51	44
Disposed businesses	—	(16)	7	9
	$17	(2)	58	53

Operating Income (Loss)
Digital Commerce businesses - continuing	$(7)	6	(3)	3
Disposed businesses	—	(20)	(8)	(19)
	$(7)	(14)	(11)	(16)

Digital Commerce businesses - continuing.  Revenue for the continuing consolidated Digital Commerce businesses increased $5 million and $30 million for three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in revenue was due to increases at most of our subsidiaries, the most significant being Bodybuilding ($15 million for the nine month period) and CommerceHub ($5 million and $16 million for the three and nine month periods, respectively).  The increase in Bodybuilding revenue for the nine month period was primarily due to increased order volume, driven by increased unique website visitors, on slightly decreased average order values.  Decreased average order values were primarily due to decreases in international sales, which typically have higher average order values, and also a continued shift from desktop to mobile sales, which have slightly lower average order values.  CommerceHub revenue growth was primarily attributed to an acquisition during  the first quarter of 2015 and growth in active customers (vendors and suppliers), which increased the number of aggregate transactions processed through the CommerceHub platform.

Adjusted OIBDA for the continuing Digital Commerce businesses increased $3 million and $7 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year.  Adjusted OIBDA as a percentage of revenue was slightly higher, representing 11.6% and 11.4% for the three and nine months ended September 30, 2015, respectively, as compared to 9.9% and 10.5% during the same periods in 2014.

Operating results for the continuing Digital Commerce businesses decreased $13 million and $6 million for three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year.  The decrease is primarily due to increases in stock-based compensation expense.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$920	1.7%	$3,626	4.6%
Corporate and other	$—	—%	$1,138	6.1%
Ventures Group
Corporate and other	$34	2.5%	$2,079	2.5%

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

At September 30, 2015, the fair value of our AFS equity securities was $1,286 million. Had the market price of such securities been 10% lower at September 30, 2015, the aggregate value of such securities would have been $128.6 million lower.  Our investments in Expedia, Inc., HSN, Inc. and FTD Companies, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $4,228 million at September 30, 2015 and had the market price of such securities been 10%

lower at September 30, 2015, the aggregate value of such securities would have been $423 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015 because of the continued material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2014 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2014 and updated below to address this material weakness and is monitoring that implementation.

Changes in Internal Control over Financial Reporting

During the third quarter of 2015, we continued to review the design of QVC’s controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. In addition, QVC has substantially completed the implementation of a new suite of products to automate and better control user access. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Throughout the process, the Company and QVC management have been closely monitoring the implementation of these initiatives and have been making necessary changes to the overall design to ensure operational effectiveness. As described above, QVC has substantially completed the implementation of a new suite of products to automate and better control user access and testing controls QVC has put into place. These steps are critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee of the Board of Directors, the Company’s and QVC’s management will continue to review and make necessary changes to the overall design of QVC’s internal control environment to improve the overall effectiveness of internal control over financial reporting.

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

Although no assurance can be given as to when the remediation plan will be fully completed, the Company and QVC believe that controls have been designed and implemented to substantially remediate its noted information technology general control deficiencies.  Testing to evaluate the operating effectiveness of QVC’s information technology general controls will occur during the fourth quarter of 2015.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Two putative class action complaints were filed in the Court of Chancery of the State of Delaware on August 27, 2015 and September 21, 2015, respectively. The first complaint was filed against Liberty, Mocha Merger Sub, Inc. (“Purchaser”), Ziggy Merger Sub, LLC (“Merger Sub 2”), zulily, inc. (“zulily”) and members of the zulily board of directors, and the second complaint was filed against Liberty, Purchaser, Merger Sub 2, zulily, members of the zulily board of directors, and Goldman Sachs. Both lawsuits allege that: (i) the members of the zulily board of directors breached their fiduciary duties to zulily stockholders in connection with the transactions (collectively, the “Transaction”) contemplated by the Agreement and Plan of Reorganization, dated August 16, 2015, by and among Liberty, Purchaser, Merger Sub 2 and zulily (the “Reorganization Agreement”) and (ii) Liberty, Purchaser and Merger Sub 2 and, in the case of the second complaint, Goldman Sachs, aided and abetted such breaches of fiduciary duties. The suits seek, among other things: (i) certification as a class action; (ii) an order enjoining the Transaction; (iii) rescission of the Reorganization Agreement, or any terms thereof, to the extent already implemented or granting of rescissory damages; and (iv) an award of the costs and disbursements of the action, including reasonable attorneys' and experts' fees.

Additionally, Patrick Pisano, Karan Jugal and Scott Mao, purported stockholders of zulily, filed putative class action complaints in the United States District Court for the Western District of Washington on September 3, 2015, September 9, 2015 and September 15, 2015, respectively, against zulily, members of the zulily board of directors, Liberty, Purchaser and Merger Sub 2 for violations of the Exchange Act relating to the filing by zulily of an allegedly materially incomplete and misleading Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC on September 1, 2015. The suit seeks, among other things: (i) certification as a class action; (ii) an order enjoining defendants from consummating the Offer (as defined in the Reorganization Agreement); (iii) rescission of the proposed transaction, or any terms thereof, to the extent already implemented, or granting of rescissory damages; and (iv) an award of the costs and disbursements of the action, including reasonable attorneys' and experts' fees. The defendants believe the allegations are without merit.

On September 23, 2015, zulily, members of the zulily board of directors, Liberty, Purchaser and Ziggy Merger Sub, LLC entered into a memorandum of understanding in connection with the actions captioned Patrick Pisano, et al. v. Zulily, Inc., et al., Case No. 15-cv-01424, Karan Jugal, et al. v. Zulily, Inc., et al., Case No. 15-cv-01447 and Scott Mao, et al. v. Zulily, Inc., et al., Case No. 15-cv-01479 (collectively, the “Federal Actions”), pending in the United States District Court for the Western District of Washington at Seattle (the “District Court”), and the actions captioned Harry Jackson, et al. v. Zulily, Inc., et al., Case No. 11440 and Krishna Mada, et al. v. Zulily, Inc., et al., Case No. 11529, pending in the Court of Chancery of the State of Delaware (the “Delaware Actions,” and together with the Federal Actions, the “Actions”), which sets forth an agreement in principle providing for a settlement of the Federal Actions and the claims in the Delaware Actions based on allegations that the Schedule 14D-9 filed by zulily in connection with the zulily acquisition is materially misleading and/or omits certain information (the “Delaware Disclosure Claims”).  If the District Court approves the settlement as contemplated by the memorandum of understanding, the Federal Actions and the Delaware Disclosure Claims will be dismissed with prejudice on a class-wide basis.  However, the memorandum of understanding has not yet been filed with the District Court or the Court of Chancery. Claims in the Delaware Actions based on the alleged insufficiency of the transaction consideration and the zulily board of directors’ sale process are not being settled.  As part of the settlement, zulily agreed to make certain additional disclosures related to the Offer and the mergers, which are set forth in Amendment No. 5 to the Schedule 14D-9. Defendants in the Actions deny all of the allegations made by the plaintiffs.  Nevertheless, Liberty and defendants in the Actions have agreed to settle in order to avoid the burden and expense of further litigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our

Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the TripAdvisor Holdings Spin-Off during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock.

A summary of the repurchase activity for the three months ended September 30, 2015 is as follows:

Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2015	4,565,486	$28.30	4,565,486	$ 228	million
August 1 - 31, 2015	867,365	$28.83	867,365	$ 1,203	million
September 1 - 30, 2015	—	$—	—	$ 1,203	million
Total	5,432,851		5,432,851

In addition to the shares listed in the table above, 8,687 shares of Series A QVC Group common stock and 1,696 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2015.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Reorganization, dated as of August 16, 2015, by and among Liberty Interactive Corporation, zulily, inc., Mocha Merger Sub, Inc., and Ziggy Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015) (the “Reorganization Agreement”).

3.1

Amended and Restated Bylaws of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 6, 2015).

10.1

Tender and Support Agreement, dated as of August 16, 2015, by and among Darrell Cavens, Mark Vadon, Liberty Interactive Corporation, Mocha Merger Sub, Inc. and zulily, inc. (incorporated by reference to Exhibit 99.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
99.3

List of Omitted Schedules and Exhibits to the Reorganization Agreement (incorporated by reference to Exhibit 99.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 19, 2015).

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

LIBERTY INTERACTIVE CORPORATION
Date: November 4, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 4, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Reorganization, dated as of August 16, 2015, by and among Liberty Interactive Corporation, zulily, inc., Mocha Merger Sub, Inc., and Ziggy Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015) (the “Reorganization Agreement”).

3.1

Amended and Restated Bylaws of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 6, 2015).

10.1

Tender and Support Agreement, dated as of August 16, 2015, by and among Darrell Cavens, Mark Vadon, Liberty Interactive Corporation, Mocha Merger Sub, Inc. and zulily, inc. (incorporated by reference to Exhibit 99.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
99.3

List of Omitted Schedules and Exhibits to the Reorganization Agreement (incorporated by reference to Exhibit 99.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 19, 2015).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith