Form 10-K
period 2015-12-31
Liberty Interactive Corp
filed 2016-02-26
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

LIBERTY INTERACTIVE CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A QVC Group Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B QVC Group Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Ventures Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Ventures Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of Liberty Interactive Corporation common stock, as of the closing of trading on the last trading day prior to June 30, 2015, was approximately $17.1 billion.

The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2016 was:

	Series A	Series B
QVC Group common stock	458,219,342	29,218,527
Liberty Ventures common stock	135,023,356	7,092,111

Documents Incorporated by Reference

None.

LIBERTY INTERACTIVE CORPORATION

2015 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

Liberty Interactive Corporation, formerly known as Liberty Media Corporation, ("Liberty", the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are primarily engaged in the video and on-line commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our significant consolidated subsidiaries QVC, Inc. ("QVC"), zulily, llc (“zulily”), Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub and Evite, Inc. (“Evite”) and our equity affiliates Expedia, Inc. ("Expedia"), HSN, Inc. ("HSN"), FTD Companies, Inc. (“FTD”), Interval Leisure Group, Inc. (“Interval Leisure Group”) and LendingTree, Inc. (“LendingTree”).

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

On October 3, 2014, Liberty reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce companies, including Backcountry.com, Inc., Bodybuilding, CommerceHub, Provide Commerce, Inc., and Evite. Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. The QVC Group has attributed to it Liberty’s wholly-owned subsidiaries QVC and zulily (as of October 1, 2015) and its approximate 38% interest in HSN, along with cash and certain liabilities. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

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

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”), which was effected as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock. TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc. as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. Concurrently with the margin loans, Liberty and

TripAdvisor Holdings entered into a promissory note whereby TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations.

On October 1, 2015, Liberty acquired zulily, inc. (“zulily”) (now known as zulily, llc) for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of Series A QVC Group common stock for each zulily share, with cash paid in lieu of any fractional shares.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day.  Effective October 1, 2015, zulily is attributed to the QVC Group.

On November 12, 2015, Liberty announced that its board of directors had authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of newly formed companies to be called CommerceHub, Inc. and Liberty Expedia Holdings, Inc. (the “proposed spin-offs”). CommerceHub, Inc. would be comprised of Liberty’s Commerce Technologies, Inc. (d/b/a CommerceHub) business.  Liberty Expedia Holdings, Inc. would be comprised of, among other things, Liberty’s interest in Expedia, Inc. and Liberty’s subsidiary Bodybuilding.com, LLC.  The applicable record dates, distribution dates and distribution ratios for the proposed spin-offs will be announced at a later date. Each of the proposed spin-offs is intended to be tax-free to stockholders of Liberty Ventures and will be subject to various conditions including the receipt of an opinion of tax counsel. Subject to the satisfaction of the applicable conditions, the completion of each of the proposed spin-offs is expected to occur in the second quarter of 2016.

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

•	rapid technological changes;
•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;
•	our ability to complete the proposed spin-offs;
•

our ability to complete our acquisition of Liberty Broadband Corporation’s Series C Shares in connection with the proposed merger of Charter Communications Inc. (“Charter”) and Time Warner Cable, Inc.; and

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
zulily, llc
Bodybuilding.com, LLC
CommerceHub
Evite, Inc.

Equity Method Investments
Expedia, Inc. (Nasdaq:EXPE)
HSN, Inc. (Nasdaq:HSNI)
FTD Companies, Inc. (Nasdaq:FTD)
Interval Leisure Group, Inc. (Nasdaq:IILG)
LendingTree, Inc. (Nasdaq:TREE)

QVC, Inc.

QVC, a wholly-owned subsidiary, markets and sells a wide variety of consumer products primarily through live merchandise-focused televised shopping programs distributed to approximately 358 million worldwide households each day (including the joint venture in China as discussed below in further detail) and via its websites, including QVC.com, and other interactive media, such as mobile applications. The name, QVC, stands for "Quality, Value and Convenience," which is what QVC strives to deliver to its customers. QVC’s operating strategy is to create a premier multimedia lifestyle brand and shopping destination for its customers, further penetrate its core customer base, generate new customers, enhance programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2015, approximately 92% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 3.3 million new customers. QVC’s global e-commerce operation comprised $3.9 billion, or 44%, of its consolidated net revenue for the year ended December 31, 2015.

QVC markets its products in an engaging, entertaining format primarily through merchandise-focused live television programs and interactive features on its websites and other interactive media.  In the U.S., QVC distributes its programming live 24 hours per day, 364 days per year and presents on average 773 products every week. Internationally, QVC distributes live programming 8 to 24 hours per day, depending on the market.  QVC classifies its products into six groups: home, beauty, apparel, jewelry, accessories and electronics, which, in 2015, accounted for 33%, 17%, 17%, 10%, 13% and 10%, respectively, of its consolidated shipped sales.  For the year ended December 31, 2014, such percentages were 32%, 17%, 16%, 12%, 12% and 11%, respectively. For the year ended December 31, 2013, such percentages were 31%, 17%, 16%, 12%, 12%  and 12%, respectively.  Many of QVC's brands are exclusive, while others are created by well-known designers. It is QVC's product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. QVC offers many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of its products are endorsed by celebrities, designers and other well-known personalities who often join its presenters to personally promote their products and provide lead-in publicity on their own television shows. QVC believes that its ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. QVC closely monitors customer demand and its product mix to remain well-positioned and relevant in popular and growing retail segments, which QVC believes is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.

QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.

Since its inception, QVC has shipped over 1.85 billion packages in the U.S. alone. QVC operates eight distribution centers and eight call centers worldwide and is able to ship approximately 91% of its orders within two days of order placement. Globally, QVC is able to ship approximately 93% of its orders within two days of the order placement. In 2015, QVC's work force of approximately 17,600 employees handled approximately 190 million customer calls, shipped approximately 179 million units globally and served approximately 13 million customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC-U.S.'s live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 107 million television households. QVC distributes its programming to approximately 98% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, its domestic website, and mobile applications via streaming video. QVC-U.S., including QVC.com, contributed $6.3 billion, or 71.6%, of consolidated net revenue and $1.5 billion of Adjusted OIBDA (defined in Part II, Item 7 of this report)  for the year ended December 31, 2015.

In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antennae in such markets, regardless of whether it subscribes to a paid television service.  This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.

In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems.  The channel allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.

QVC.com, launched in 1996, complements QVC-U.S.'s televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on QVC.com. QVC views e-commerce as a natural extension of its business, allowing it to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2015, QVC.com generated net revenue of $3.1 billion, or 48.9% of its total domestic net revenue. For the year ended December 31, 2015, approximately 72.5% of new U.S. customers made their first purchase through QVC.com.

QVC's televised shopping programs reached approximately 137 million television households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom, the Republic of Ireland, Italy and France. In addition, QVC's joint venture in China reached approximately 114 million homes. Internationally, beyond the main live programming QVC channels, QVC-International also broadcasts pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on its international websites and mobile applications. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2015, QVC's international operations generated $2.5 billion of consolidated net revenue and $427 million of Adjusted OIBDA (defined in Part II, Item 7 of this report), and QVC's international websites generated $791 million, or 31.8%, of its total international net revenue.

On July 4, 2012, QVC entered into a joint venture with Beijing‑based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (“CNR”), China's government‑owned radio division. The joint venture, CNR Home Shopping Co., Ltd. (“CNRS”), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture combines CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 17 hours each day and recorded programming for seven hours each day. The CNRS joint venture is accounted for as an equity method investment.

In June 2015, QVC expanded its global presence into France, launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015.

QVC distributes its television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., France and neighboring countries. QVC also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., QVC uplinks its analog and digital programming transmissions using a third-party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between  2019 and 2023. The transponder service agreements for the international transponders expire between 2019 and 2024.

QVC continually seeks to expand and enhance its television and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC launched QVCHD in the U.S. in April 2008, and in May 2009, became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of QVC's U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows QVC to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD reaches approximately 80 million television households, as it continues to develop and launch features to further enrich the television viewing experience.

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers.  QVC's affiliation agreements with both domestic and international distributors have termination dates ranging from 2016 to 2022. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 25% of its U.S. distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. Internationally, programming distributors predominately receive an agreed-upon annual fee, a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.

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

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2015, approximately 86% of its worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,272 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

QVC experienced solid customer growth in 2015. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) increased 3% to nearly 13 million and in the US, customers grew 4% to more than 8 million. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data, approximately 52% of its 8 million U.S. customers for the twelve months ended December 31, 2015 were women between the ages of 35 and 64.

QVC strives to be prompt and efficient in order taking and fulfillment. QVC has three domestic phone centers located in San Antonio, Texas; Port St. Lucie, Florida (closing in early 2016); and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. Internationally, QVC also has one phone center in each of Japan, the U.K. and Italy, and two call centers in Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized voice response units, which handle approximately 26% of all orders taken on a worldwide basis.

In addition to taking orders from its customers through phone centers and online, QVC continues to expand its ordering platforms. QVC is expanding mobile device ordering capabilities and over the past several years has launched iPhone, iPad, Apple Watch, Android, Blackberry and Apple TV applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 22% of all orders directly through their mobile devices in 2015.

Through QVC's eight worldwide distribution centers, QVC shipped approximately 93% of its orders within two days of order placement in 2015. QVC's domestic distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. Additionally, on July 2, 2015, QVC entered into a lease for a 1 million square foot west coast distribution center in Ontario, California.  Construction on this distribution center is expected to be completed in mid-2016. QVC’s domestic distribution centers and dropship partners have shipped nearly 884,000 units and over 818,000 packages in a single day. QVC also has distribution centers in Sakura-shi, Chiba, Japan, Hücklehoven, Germany, Knowsley, U.K. and Castel San Giovanni, Italy.

QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of its products. Since its physical store locations are minimal, QVC requires lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, QVC has made significant investments in its distribution centers and information technology systems that it believes will accommodate its foreseeable growth needs. Further, since QVC has no set “floor plan” and can closely manage inventory levels at its centralized warehouses, QVC believes it has the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. QVC's cost structure is highly variable, which QVC believes allows it to consistently achieve attractive margins relative to brick-and-mortar retailers.

QVC's web and mobile platforms are fully integrated with its televised programming and product distribution capabilities. QVC's web and mobile platform features include a live video stream of its television programming, full integration with its order fulfillment and its product branding, as well as the thematic offerings and events that have become fundamental to its televised programming.

Third party carriers transport QVC's packages from its distribution centers to its customers. In each market where QVC operates, it has negotiated long-term contracts with shipping companies, which in certain circumstances provides for favorable shipping rates.

QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the twelve months ended December 31, 2015, QVC is the leading television retailer in the U.S. and generates substantially more net revenue than its two closest televised shopping competitors, HSN (an entity in which we have a 38%  ownership interest as of December 31, 2015) and EVINE Live. QVC's international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the United Kingdom, and M6 Boutique in France.  Additionally, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.

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

Domestically, QVC has registered trademarks and service marks for a variety of items including, but not limited to its brand name, "QVC," "Quality Value Convenience," “Love What You Find, Find What You Love,” the "Q QVC Ribbon Logo," “Q” and its proprietary products sold such as "Arte D'Oro", "Cook's Essentials", "Denim & Co.," "Diamonique", "Nature's Code," "Northern Nights" and "Ultrafine Silver."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand name and propriety products including, but not limited to, "QVC" the "Q QVC Ribbon Logo," “Q,” "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." QVC considers the service mark for the "QVC" name the most significant trademark or service mark held by it because of its impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic trademarks or service marks, QVC's trademark and service mark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year.

zulily, llc

On October 1, 2015, we acquired 100% of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way moms shop. Through its desktop and mobile websites and mobile applications, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel, children’s merchandise and other products such as kitchen accessories and home décor. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its vendor base, zulily has built a large scale and uniquely curated marketplace.

Every morning, zulily launches a variety of flash sales events. These events feature thousands of product styles from different vendors and typically last for 72 hours. The day’s events are kicked off by an early morning email to zulily’s email subscribers and “push” communication to users of zulily’s mobile applications. Offerings are typically only available for a limited time and in a limited quantity, creating urgency to browse and purchase. The majority of zulily’s products are sourced from emerging brands and smaller boutique vendors that its customers may not have heard of and whose products are not widely available online. zulily also offers larger, nationally known brands that appeal to its customers and draw new customers to its sites.

Before zulily launches an event, zulily shoots or obtains photographs of the merchandise and its editorial team writes about the merchandise. The experience, creativity, resourcefulness and efficiency of zulily’s merchandising, creative and operations teams enable zulily to feature thousands of product styles each quarter. zulily works to create the most compelling price points for its customers, with the average item offered for approximately 50% off the manufacturer’s suggested retail price. zulily then uses its proprietary technology, data analytics and personalization tools to segment its audience, offering each customer a curated and optimized shopping experience that features brands, products and events that it believes are most relevant for that customer.

zulily acquires new email subscribers through a diverse set of paid and unpaid marketing channels, including affiliate channels and partners, customer referrals, direct navigation, display advertising, key word search campaigns, search engine optimization, social media and television ads. Core to its business model is that zulily acquires customers once via paid and unpaid sources, and then drives engagement and repeat purchases from those customers over a long period of time through the sending of daily emails and mobile “push” communications.

Continual innovation through investment in technology is core to zulily’s business. zulily uses its technology platform to improve the experience of its customers and vendors, increase the purchase frequency and average order size and optimize the efficiency of its business operations. zulily’s technology team is focused on rapid innovation through advanced agile software development processes. zulily’s scalable platform uses custom-built and third-party technologies to support its specific customer and vendor requirements, including handling significant spikes in site traffic and transactions on a daily basis, and the rapid and complex order fulfillment needs that are unique to zulily’s flash sales and minimal inventory model. zulily believes it can quickly scale its infrastructure to accommodate significantly higher volumes of site traffic, customers, orders and the overall growth in its business.

To best serve its customers and vendors, zulily has a custom, fully integrated fulfillment infrastructure consisting of receiving, sorting, inventory management and repackaging systems which are coordinated by proprietary fulfillment management software. zulily’s supply chain solution efficiently handles the small-to-medium lot sizes and high inventory turnover required by constantly changing, limited-time product offerings. zulily operates a minimal inventory, intermediary model where it typically takes customer orders before purchasing inventory from vendors. As a result, zulily is able to offer a much larger selection of products to customers and to generate greater sales for vendors, who are able to match a broader range of their product supply to actual customer demand.

zulily views its target market broadly and competes with any retailer where its customers shop. It faces significant competition from both online and offline retailers, competing on: product curation and selection, personalization, value, convenience, ease of use, consumer experience, vendor satisfaction and shipping time and cost.

zulily relies on laws and regulations, contractual restrictions, copyrights, and trademarks to protect its intellectual property and proprietary rights. zulily’s employees and contractors also typically enter into agreements to assign to zulily the inventions and content they produce in performing their jobs. zulily controls access to confidential information by entering into confidentiality agreements with its employees, contractors and third parties, such as vendors, service providers, individuals and entities that may be exploring a business relationship with zulily. Despite the protection of general intellectual property law and its contractual restrictions, it may be possible for a third party to copy or otherwise obtain and use zulily’s intellectual property without zulily’s authorization.

zulily has registered numerous Internet domain names related to its business. As of December 31, 2015, it had two pending patent applications directed to its technology in the United States. In addition, zulily pursues the registration of its trademarks in the United States and certain other locations outside of the United States; however, effective intellectual property protection or enforcement may not be available in every country in which zulily’s products and services are made available in the future. In the United States and certain other countries, zulily has registered or has applications pending for its key trademarks: zulily, the zulily design mark and the “Z” design associated with its mobile applications.

zulily’s results are impacted by a pattern of increased sales during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter, which we expect would result in lower sequential growth in the first quarter.  The fourth quarter accounted for approximately 31.3% of zulily’s revenue for the year ended December 31, 2015.

Bodybuilding.com, LLC

On December 31, 2007, we acquired 82.9% of Bodybuilding. Subsequent to that time we have acquired the remaining 17.1%, giving us overall ownership of 100%.

Bodybuilding is one of the largest e-retailers of nutritional and dietary supplements. It also hosts an online health and fitness publication, offering free daily fitness content, workouts, video based training plans, recipes, health advice and motivational stories. The online e-retail model combines detailed product information and real-time user reviews on more than 15,000 health and fitness supplements and accessories to help the consumer achieve their health, fitness and appearance goals. Beyond the e-retail model, Bodybuilding.com is a site that provides the technology and the tools needed for personal training, nutrition, supplement expertise and support groups.

Bodybuilding’s customers include gym-goers, recreational athletes, bodybuilders and any individual seeking to improve their level of health and fitness. Bodybuilding strives to provide everything necessary to get fit, as well as a platform for users to share their inspirational story once they get there.

Bodybuilding launched its primary website in 1999 and now has more than 30,000 pages of editorial content, more than 10,000 videos, 16,000 pages of store content, and over 6.5 million forum threads, comprising 125 million forum posts.  Its community encompasses more than 30 million monthly unique visitors and 11 million BodySpace members. BodySpace is an inclusive social networking site within Bodybuilding.com that allows people of varying health and fitness levels to discuss goal setting, techniques, supplementation and achievements.

Bodybuilding seeks to offer its customers competitive prices,  quality customer service and fitness content. Bodybuilding's business is slightly seasonal; the first quarter of the year is its busiest, as people start to implement their New Year's resolutions toward achieving health and fitness.

CommerceHub

CommerceHub, an approximately 99% owned subsidiary, provides a cloud-based e-commerce fulfillment and marketing software platform of integrated supply, demand and delivery solutions for large retailers, online marketplaces and digital marketing channels, as well as consumer brands, manufacturers, distributors and other market participants.  CommerceHub’s solutions unite supply, demand and delivery and provide its customers with a single platform to source and market the products consumers desire and to have those products delivered more rapidly to the consumer’s doorstep. CommerceHub’s software platform acts as a hub that allows trading partners - its customers - to conduct omni-channel commercial relationships in consumer and business-to-business e-commerce markets.  Approximately 9,500 trading partners have access to CommerceHub’s platform daily to exchange critical information with each other, including orders, invoices, product information and other electronic documents. Collectively, CommerceHub’s trading partner customers constitute a vibrant network of the largest retailers, marketplaces and brands in North America, as well as many others that use the CommerceHub platform to interact with one another to more efficiently manage and orchestrate sophisticated supply-chain strategies across thousands of trading partners and physical distribution centers.  CommerceHub currently derives the majority of its revenue from usage fees that are based on the volume of activity our customers achieve through our platform and from recurring subscription fees, generated primarily from the United States and Canada.

Evite, Inc.

With over 25 million registered users, Evite (www.evite.com), a wholly owned subsidiary, is an online invitation and social event planning service on the Web. Evite has sent over 2 billion event invitations in its history, enabling 3 billion unique face-to-face connections.  Evite makes getting together effortless and more memorable for its over one hundred million annual users, sending 20,000 invitations every hour and handling hundreds of millions of RSVPs every year. In addition to invitations, Evite also offers creative party ideas, planning checklists and other tools. Launched in 1998, Evite is headquartered in Los Angeles.

Expedia, Inc.

Expedia is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. Expedia seeks to grow its business through a dynamic portfolio of travel brands, including its majority owned subsidiaries that feature the world's broadest supply portfolio - including approximately 271,000 hotels in 200 countries, 400 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via its traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, its private label business and its call centers in order to reach its extensive, global audience.

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

Expedia provides 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, Expedia uses a combination of outsourced and in-house call centers. Expedia's call centers are located throughout the world, including extensive outsourced operations in the Philippines, El Salvador, Egypt and India. Expedia invested significantly in its call center technologies, with the goal of improving customer experience and increasing the efficiency of its call center agents. Expedia's systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have communication links as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of Expedia's owned computer hardware for operating the websites are located at these facilities. For some critical systems, Expedia has both production and disaster-recovery facilities

We own an approximate 15.7% equity interest and 52.3% voting interest in Expedia.  We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote our shares of Expedia, subject to certain limitations.  Also through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 13 members.

HSN, Inc.

HSN became a separate public company in August 2008 in connection with the separation of IAC/InterActiveCorp into five separate companies.  HSN is an interactive multi-channel retailer with strong direct-to-consumer expertise among its two operating segments, HSN and Cornerstone Brands.  HSN offers innovative, differentiated retail experiences on TV, online, mobile, in catalogs, and in brick-and-mortar stores.  HSN now reaches approximately 95 million homes (broadcast live 24 hours a day, seven days a week).  Cornerstone Brands comprises leading home and apparel lifestyle brands including Ballard Design, Frontgate, Garnet Hill, Grandin Road, Improvements, Chasing Fireflies and Travelsmith.  Cornerstone Brands distributes approximately 325 million catalogs annually, operates eight separate e-commerce sites, and runs 12 retail and outlet stores.

We own approximately 38% of the outstanding common stock of HSN.  We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors.  We have nominated two of the current 10 board members.

FTD Companies, Inc.

FTD is a premier floral and gifting company that provides floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. FTD uses the highly-

recognized FTD® and Interflora® brands, both supported by the Mercury Man logo. While FTD primarily operates in the United States, Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, FTD has a worldwide presence in nearly 40,000 floral shops in 150 countries. FTD’s portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K.

Liberty obtained its ownership interest in FTD during December 2014 in a transaction whereby Liberty exchanged its former wholly-owned subsidiary Provide for cash and a 35% ownership interest in FTD. We own approximately 37% of the outstanding common stock of FTD as of December 31, 2015. We have entered into an agreement with FTD pursuant to which, among other things, we have the right to proportional representation on FTD’s board of directors based on our ownership interest in FTD.  In connection with this transaction, FTD increased its board of directors from seven to 11 directors. Liberty nominated the four additional directors to the board of directors.

Interval Leisure Group, Inc.

Interval Leisure Group was spun off by IAC/InterActiveCorp (“IAC”) in August 2008.  Interval Leisure Group is a global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership.  In connection with its acquisition of the Hyatt Vacation Ownership business in the fourth quarter of 2014, Interval re-aligned its business into two operating segments: Exchange and Rental and Vacation Ownership. Interval, its principal business in the Exchange and Rental segment, has offered its resort developer clients and consumer members high-quality programs and services for more than 30 years.  Its approximately 1.8 million member families have access to a comprehensive package of year-round benefits, including the opportunity to exchange the use of their shared ownership vacation time for alternate accommodations.  Interval has a network of approximately 2,900 resorts in over 80 countries.  Interval’s Vacation Ownership segment provides management services to nearly 200 vacation ownership properties and/or their associations in the United States, Canada, Mexico, Spain and the Canary Islands, the U.K., France and Portugal.  In addition to the management of vacation ownership resorts, the Vacation Ownership segment engages in sales, marketing, and financing of vacation ownership interests; as well as related services to owners and associations.  Interval Leisure Group is headquartered in Miami, Florida, and operates in the U.S. and 15 other countries.

We own approximately 29% of the outstanding common stock of Interval Leisure Group.  We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to nominate 20% of the members of Interval Leisure Group's board of directors.  We have nominated two of the current 11 board members.

In October 2015, Interval Leisure Group announced the planned acquisition of Vistana Signature Experiences. Upon closing of the acquisition, our ownership in Interval Leisure Group will be diluted and we will have the right to nominate two of 13 board members.

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

We own approximately 22% of the outstanding common stock of LendingTree.  We have entered into an agreement with LendingTree pursuant to which, among other things, we have the right to nominate 20% of the members of LendingTree’s board of directors.  We have nominated two of the current seven board members.

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

In 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of MVPD in its rules to include services, such as Internet-based services, that make available for purchase by viewers, multiple linear streams of video programming, regardless of the technology used to distribute the programming.  If the FCC were to adopt its proposed definition and determine that the program access rules apply to such MVPDs, QVC and HSN potentially would be required to negotiate with, and license their programming services to, such MVPDs and to comply with other related regulatory requirements.

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

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. Although the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest in 1993, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) vacated the FCC's decision and remanded the rule to the FCC for further consideration in 2001. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations, but has not issued any rules.

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

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that require, among other things, video programming owners to send caption files for Internet protocol ("IP") delivered video programming to video programming distributors and providers along with program files. A four year implementation period for the IP-delivered programming captioning requirements will be completed in 2016. In February 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. These new closed captioning requirements took effect in March 2015. As a result, QVC and HSN may incur additional costs for closed captioning.

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission ("FTC") adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. On February 11, 2016, the Senate approved legislation, which must be signed by the President, that permanently extends the moratorium on state and local taxes on Internet access and commerce.

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

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, on December 15, 2015, the European Commission, the European Parliament and the Council of the European Union (“Council”) reached agreement on new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. The European Parliament and the Council are expected to adopt the new laws in early 2016, with the laws expected to become effective on a future date following adoption.  Further, on October 6, 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in European Union nations for use in the U.S. European Union and U.S. authorities have announced a new data transfer structure, Privacy Shield, to replace the U.S.-EU Safe Harbor Framework, but the details of Privacy Shield have not yet been finalized.  The

European Union and the U.S. must implement the new framework, which may be subject to legal challenge. Finally, a European Union directive restricting the Internet tracking tools known as "cookies" has taken effect. In the U.S., the FTC has proposed a privacy policy framework, and legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information is pending in Congress. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress and individual states may consider additional online privacy legislation.

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

In 2010, the FCC adopted rules in its open Internet proceeding that largely were vacated by the D.C. Circuit in 2014.  On February 26, 2015, the FCC adopted new open Internet rules that reclassify broadband Internet access as a “telecommunications service” rather than an “information service” under Title II of the Communications Act, as well as Section 706 of the Telecommunications Act of 1996. The rules also prohibit broadband providers from:  (1) blocking access to legal content, applications, services or non-harmful devices; (2) impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (3) favoring some lawful Internet traffic over other lawful traffic in exchange for consideration.  Multiple parties have challenged the open Internet rules in the D.C. Circuit, and the D.C. Circuit is expected to rule on the challenge in 2016.

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

Competition

Our businesses that engage in video and online commerce compete with traditional brick-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers.  Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share.  However, some of these competitors, such as Amazon, have a significantly greater Web-presence than our e-commerce subsidiaries.  In addition, QVC and HSN compete for access to customers and audience share with each other and with other conventional forms of entertainment and content.  We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.  Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services.  Expedia also competes with hoteliers and airlines as well as travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services.  We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2015, our corporate function is supported by a services agreement with LMC which has approximately 80 corporate employees who are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 22,000 full and part-time employees.  We believe that our employee relations are good.

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

Risk Factors Related to our Company, the QVC Group and the Ventures Group

The risks described below apply to our company and to the businesses and assets attributable to the QVC Group and the Ventures Group.

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

We have identified a material weakness in QVC’s internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. -Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to a material weakness at our wholly-owned subsidiary, QVC.  The identified material weakness, at December 31, 2015, relates to information technology controls and the associated information produced by QVC. Specifically, the following items were not designed and operating effectively:

•

Segregation of duties to ensure that incompatible functions did not overlap and that the activities of individuals with incompatible functions or who have access to certain critical transactions were appropriately monitored; and

•	Controls over the review of manual and post-close journal entries and the completeness and accuracy of reports utilized in the financial reporting process to support control activities.

Controls were established during the year to monitor and compensate for the segregation of duties and critical access issues, but as of December 31, 2015, the controls were not functioning properly to adequately mitigate the risk associated with the gaps and conflicts noted.  This material weakness did not result in any material misstatements of our consolidated financial statements and disclosures for any annual or interim period.

As further described in “Item 9A. – Controls and Procedures,” we and QVC have taken the necessary steps to remediate the material weakness, subsequent to the assessment date, and have made enhancements to QVC’s control procedures; the necessary controls have been implemented and determined by us to be operating effectively. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness.  Therefore, we cannot assure you that the remediation efforts will remain effective in the future or that additional or similar material weaknesses will not develop or be identified.

Implementing any further changes to QVC’s internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of QVC’s internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that QVC’s internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of our QVC Group common stock.

Our subsidiary QVC  depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, DIRECTV, DISH Network, Verizon and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K. and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2016 and 2022.  As part of normal course renewal discussions, occasionally QVC has disagreements with its distributors over the terms of its carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC’s programming to a material portion of its television households may adversely affect its growth, net revenue and earnings.  The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 25% of its U.S. distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with them have passed.  QVC may be unable to obtain renewals with its current distributors on acceptable terms, if at all. QVC may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming. Although QVC considers its current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect its viewership, growth, net revenue and earnings.

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

Our businesses attributed to each group are subject to risks of adverse government regulation. Our programming businesses, such as QVC and HSN, market and provide a broad range of merchandise through television shopping programs and proprietary websites.  Similarly, our online commerce businesses, such as Expedia, zulily and the e-commerce companies, market and provide a broad range of merchandise and/or services through their proprietary websites. As a result, these businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, data privacy and security, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state,  federal or foreign laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chain, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our brands and businesses.

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

Weak economic conditions worldwide may reduce consumer demand for our products and services. The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe, remain uncertain, persist, or deteriorate further, customers of our subsidiaries and affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue across each of our tracking stock groups. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit the expansion of our subsidiaries and affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

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

Our subsidiaries and business affiliates attributed to each of our QVC and Ventures Groups conduct their businesses under highly competitive conditions.  Although QVC and HSN are two of the nation’s largest home shopping networks, they and the e-commerce businesses have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.  In addition, QVC competes with HSN as well as other televised shopping retailers, such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the United Kingdom, and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies.  QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, zulily competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation, Toys”R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Expedia, our online travel-oriented business, faces significant competition from travel agencies (both brick-and-mortar and online) as well as from travel destination sites and Internet search portals. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing.  For example, Bodybuilding.com competes with retailers such as GNC, which has both online and brick-and-mortar operations. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

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

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing our employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The U.S.-EU Safe Harbor Framework was one of the mechanisms QVC relied upon to transfer European personal data to the United States. In addition, third party vendors and service providers with which QVC does business also relied on the U.S.-EU Safe Harbor Framework for their access to QVC’s European customer and employee personal data. The business of companies that relied on the U.S.-EU Safe Harbor Framework may be impacted by its invalidation.  U.S. and EU authorities have announced a new data transfer structure, Privacy Shield, to replace the U.S.-EU Safe Harbor Framework, but the details of Privacy Shield have not yet been finalized. Thus, there is regulatory uncertainty surrounding how data transfers from the European Union to the U.S. will be authorized in the future. Further, the European Parliament and the Council of the European Union are expected to adopt new data laws early this year that give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, with the laws expected to become effective on a future date following adoption. QVC’s failure, and/or the failure by the various third party vendors and service providers with which QVC does business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s reputation and the reputation of its third party vendors and service providers, discourage potential users from trying its products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s business, financial condition and results of operations of these businesses and, as a result, our company. In addition, we may not have adequate insurance coverage to compensate for losses.

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

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies.  Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits.  These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase.  In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates.  If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates.  Other potential adverse consequences of changing carriers include reduced visibility of order status and package tracking, delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Any increase in shipping rates and related fuel and other surcharges passed on to these businesses by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

zulily generally does not hold inventory until products have been ordered by customers, which results in slower delivery time than other e-commerce retailers.    zulily generally does not order inventory from its vendors to be held in its fulfillment centers until after the products have been ordered by its customers. As a result, the time from when an order is placed on zulily’s sites to when the product is delivered to its customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. In an effort to reduce delivery times without carrying additional inventory, zulily has expanded consignment and fulfillment services for its vendors. zulily may not achieve its anticipated improvement in delivery times if it is unable to effectively deploy these services or engage a sufficient number of vendors to adopt these services. Modification of zulily’s inventory planning and consolidation processes may also result in inconsistent or slower delivery times. Utilization of zulily’s infrastructure for vendor fulfillment services could also negatively impact delivery times. zulily’s relatively slower delivery times may place it at a competitive disadvantage to other e-commerce retailers and may cause customers to stop purchasing from zulily. If it is required to decrease its delivery times to address this competition or to meet customer demands, zulily may be required to incur additional shipping costs, which it may or may not be able to pass on to its customers, or to change its operations to carry additional inventory and face additional inventory risk, either of which could adversely affect the business, financial condition and operating results of zulily and, as a result, our company.

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 23% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary zulily experiences a stronger third quarter during the back-to-school shopping season and stronger fourth quarter due to the holiday shopping season, and our subsidiary Bodybuilding.com experiences a busier first quarter as people start to implement New Year’s resolutions toward achieving health and fitness. If the vendors for these businesses are not able to provide popular products in sufficient amounts such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

The failure of our subsidiary QVC to effectively manage its Easy-Pay and revolving credit card programs could result in less income. QVC offers Easy-Pay in the U.S., U.K., Germany and Italy (known as Q-Pay in Germany and Italy), a payment plan that, when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. QVC cannot predict whether customers will pay all of their Easy-Pay installments. In addition, QVC-U.S. has an agreement with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to QVC’s customers for the sole purpose of purchasing merchandise from QVC with a QVC branded credit card (“Q Card”). QVC receives a portion of the net economics of the credit card program according to percentages that vary with the performance of the portfolio. We cannot predict the extent to which QVC’s customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.  QVC and HSN, as well as our e-commerce subsidiaries have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet.  We cannot assure you that if QVC, HSN or our online commerce businesses experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

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

Our online commerce businesses, including QVC, zulily, HSN and Expedia could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google).  In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization, or SEO (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing, or SEM (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic.  Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality.  No assurance can be given that the fees paid to search portals will not exceed the revenue generated by their visitors.  Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including QVC, zulily, HSN and Expedia, may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes used for smartphone advertising and related monetization strategies are still in development.

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition.   As of December 31, 2015, QVC had total debt of approximately $5.4 billion outstanding and an additional $435 million available for borrowing under its senior secured credit facility as of that date. QVC may incur significant additional indebtedness in the future. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

We may fail to realize the potential benefits of the acquisition of zulily or those benefits may take longer to realize than expected.    We believe there are significant benefits and synergies that may be realized through leveraging the scale, vendor relationships, merchandizing expertise and customer base of QVC and zulily. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. If the respective managements of Liberty, QVC and zulily are unable to minimize the potential disruption to their respective businesses and operations during this period, we may not realize the anticipated benefits of the acquisition of zulily. Realizing these benefits may depend in part on the efficient coordination and alignment of various functions, including marketing, merchandising, buying expertise, customer acquisition and the integration of certain administrative functions, while maintaining adequate focus on QVC’s and zulily’s core businesses.

The operating expenses attributed to the QVC Group are expected to increase over the near term due to the increased headcount, expanded operations and changes related to the assimilation of zulily. In addition, we have incurred expenses related to the acquisition of zulily that have been attributed to the QVC Group, which may adversely affect our financial results. To the extent that our expenses increase but revenue does not commensurately, there are unanticipated expenses related to the assimilation process, there are significant costs associated with presently unknown liabilities, or if the foregoing charges and expenses are larger than anticipated, our consolidated business, operating results and financial condition, as well as those attributable to the QVC Group, may be adversely affected. Failure to timely implement, or problems with implementing, the post-acquisition strategy for zulily also may adversely affect the trading price of QVC Group common stock.

We depend on the continued growth of e-commerce in general and zulily depends on the flash sales model in particular.    The business of selling products over the Internet, particularly on the flash sales model, is dynamic and relatively new. The market segment for the flash sales model has grown significantly, and this growth may not be sustainable. If customers cease to find the flash sales model shopping experience fun, entertaining and a good value, or otherwise lose interest in shopping in this manner, zulily may not acquire new customers at rates consistent with its historical or projected periods, and existing customers’ buying patterns and levels may be less than historical or projected rates. If zulily is unable to successfully deliver emails or mobile alerts to its subscribers, or if subscribers decline to open our emails or mobile alerts, zulily’s net sales and profitability would be adversely affected. In addition, changes in how webmail application providers, such as Google Inc. and Yahoo! Inc., prioritize, filter and deliver email may also reduce the number of subscribers opening zulily’s emails which may also result in a decline in net sales. If the market segment for the flash sales model were to become saturated or decline overall, zulily may not be able to acquire new customers or engage existing customers, which could adversely affect the QVC Group’s financial condition and operating results.

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

A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of December 31, 2015, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $3,207 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC, to pay dividends or to make other payments or advances to us or Liberty LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “-We do not have the right to manage our business affiliates attributed to either our QVC Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk.  Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $2,416 million as of December 31, 2015. Under the terms of these exchangeable debentures, which are attributed to our Ventures Group (other than the 1% Exchangeable Senior Debentures due 2043, which are attributed to the QVC Group), the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that would be significant.

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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 36% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95% and 95% of the outstanding shares of each of our Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, as of January 31, 2016.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC.  All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. QVC also owns call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany; and Chiba-Shi, Japan. In June 2015, QVC announced its decision to close its Port St. Lucie phone center in March 2016. QVC owns distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Sakura-shi, Chiba, Japan; and Hücklehoven, Germany. Additionally, QVC owns multi-functional buildings in Knowsley, United Kingdom and Brugherio, Italy. To supplement the facilities QVC owns, it also leases various facilities worldwide. Additionally, on July 2, 2015, QVC entered into a lease for a 1 million square foot west coast distribution center in Ontario, California. Construction on this distribution center is expected to be completed in mid-2016.

zulily leases its corporate headquarters in Seattle, Washington, fulfillment centers in Lockbourne, Ohio, McCarran, Nevada and Bethlehem, Pennsylvania, and corporate offices in Columbus, Ohio and Gahanna, Ohio.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock, on April 11, 2014, a two for one stock split of Series A and Series B Liberty Ventures common stock was effected by means of a dividend that was paid on April 11, 2014 of one share of Series A or Series B Liberty Ventures common stock to holders of each share of Series A or Series B Liberty Ventures common stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014. Accordingly, the high and low sales prices of LVNTA and LVNTB common stock have been retroactively restated in the table below. On October 3, 2014, Liberty reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce companies. Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014.  Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.” Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2015 and 2014.

	QVC Group
	Series A (QVCA)		Series B (QVCB)
	High	Low	High	Low
2014
First quarter (1)	$30.12	25.58	30.00	25.01
Second quarter (1)	$30.68	27.76	31.10	27.70
Third quarter (1)	$30.23	26.95	30.17	27.04
Fourth quarter (1)	$30.60	22.37	31.40	23.73
2015
First quarter	$29.73	27.03	30.10	27.45
Second quarter	$29.70	27.01	30.06	27.91
Third quarter	$31.62	24.72	30.75	25.80
Fourth quarter	$28.71	25.01	28.26	26.02

	Liberty Ventures
	Series A (LVNTA)		Series B (LVNTB)
	High	Low	High	Low
2014
First quarter	$74.21	55.63	74.66	60.65
Second quarter (April 1 - April 11)	$68.66	56.06	71.93	58.02
Second quarter (April 12 - June 30) (2)	$73.96	54.67	67.03	56.24
Third quarter (July 1 - August 27) (3)	$75.95	68.45	80.02	71.72
Third quarter (August 28 - September 30) (3)	$39.95	36.40	42.66	39.50
Fourth quarter	$38.32	25.12	39.80	29.12
2015
First quarter	$42.39	35.01	40.63	36.04
Second quarter	$45.43	38.87	43.57	36.92
Third quarter	$43.78	35.49	43.65	38.03
Fourth quarter	$45.39	39.79	45.31	40.27

(1)	Previously reflected under the LINTA or LINTB ticker symbol, respectively, for the respective period through October 6, 2014.
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

Holders

As of January 31, 2016, there were 2,173 and 104 record holders of our Series A and Series B QVC Group common stock, respectively, and 1,653 and 83 record holders of our Series A and Series B Liberty Ventures common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item will be included in an amendment to this Form 10-K that will be filed with the Securities and Exchange Commission on or before April 29, 2016.

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

A summary of the repurchase activity for the three months ended December 31, 2015 is as follows:

	Series A QVC Group Common Stock (QVCA)
				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares that
	(a) Total Number	(b) Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2015	2,665,212	$27.44	2,665,212	$1,130	million
November 1 - 30, 2015	2,669,832	$26.57	2,669,832	$1,059	million
December 1 - 31, 2015	4,092,300	$26.79	4,092,300	$949	million
Total	9,427,344		9,427,344

21,049 shares of Series A QVC Group common stock and 4,633 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2015.

Item 6.Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2015	2014	2013	2012	2011
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$2,449	2,306	902	2,291	846
Investments in available-for-sale securities and other cost investments	$1,353	1,224	1,313	1,720	1,168
Investment in affiliates	$1,641	1,633	1,237	851	951
Intangibles not subject to amortization	$9,485	7,893	8,383	8,424	8,450
Assets of discontinued operations (1) (2)	$—	—	7,095	7,428	349
Total assets (2)	$21,180	18,598	24,642	26,223	17,309
Long-term debt	$7,481	7,062	6,072	5,873	4,818
Deferred income tax liabilities	$3,502	2,821	2,926	2,935	2,897
Liabilities of discontinued operations (1) (2)	$—	—	1,452	1,748	19
Equity (2)	$6,875	5,780	11,435	12,051	6,627
Noncontrolling interest (1)	$88	107	4,499	4,489	134

	Years ended December 31,
	2015	2014	2013	2012	2011
	amounts in millions,
	except per share amounts
Summary Statement of Operations Data:
Revenue	$9,989	10,499	10,219	9,888	9,461
Operating income (loss)	$1,116	1,188	1,136	1,163	1,133
Interest expense	$(360)	(387)	(380)	(466)	(426)
Share of earnings (losses) of affiliates	$(60)	39	33	47	139
Realized and unrealized gains (losses) on financial instruments, net	$114	(57)	(22)	(351)	84
Gains (losses) on transactions, net	$110	74	(1)	443	—
Gains (losses) on dilution of investments in affiliates	$314	(2)	1	(5)	9
Earnings (loss) from continuing operations (3):
Liberty Capital common stock	NA	NA	NA	NA	10
Liberty Interactive Corporation common stock	NA	NA	NA	33	576
QVC Group common stock	$674	575	500	291	NA
Liberty Ventures common stock	237	3	54	281	NA
	$911	578	554	605	586
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	NA	NA	NA	NA	0.12
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	NA	—	0.88
Series A and Series B QVC Group common stock	$1.35	1.10	0.88	0.48	NA
Series A and Series B Liberty Ventures common stock	$1.61	0.03	0.74	4.26	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	NA	NA	NA	NA	0.12
Series A and Series B Liberty Interactive Corporation common stock	NA	NA	NA	—	0.87
Series A and Series B QVC Group common stock	$1.33	1.09	0.86	0.47	NA
Series A and Series B Liberty Ventures common stock	$1.60	0.03	0.73	4.19	NA

(1)On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own.  Following the transaction we owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock.  On

August 27, 2014, we completed the TripAdvisor Holdings Spin-Off. TripAdvisor Holdings is comprised of Liberty’s former interest in TripAdvisor as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and corporate level debt. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. However, noncontrolling interest attributable to our former ownership interest in TripAdvisor is included in the noncontrolling interest line item in the consolidated balance sheet from the date of acquisition until the date of completion of the TripAdvisor Holdings Spin-Off. See note 6 of the accompanying consolidated financial statements for further details on the TripAdvisor Holdings Spin-Off.

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

(3)Includes earnings (losses) from continuing operations attributable to the noncontrolling interests of $42 million, $40 million, $45 million, $63 million and $53 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(4)Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock for the period subsequent to March 3, 2008 through September 23, 2011.  Basic and diluted EPS have been calculated for Liberty Interactive Corporation common stock for the periods from May 9, 2006 to August 9, 2012.  Basic and diluted EPS have been calculated for QVC Group common stock and Liberty Ventures common stock subsequent to August 9, 2012.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business and reportable segment, is QVC, Inc. (“QVC”). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. On October 1, 2015, we acquired zulily, inc. (“zulily”) (now known as zulily, llc), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. See note 5 of the accompanying consolidated financial statements for further details on the acquisition of zulily.

Our “Corporate and Other” category includes entire or majority interests in consolidated subsidiaries, which operate on-line commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses. These consolidated subsidiaries include Bodybuilding.com, LLC ("Bodybuilding"), CommerceHub, Evite, Inc. (“Evite”), Provide Commerce, Inc. (“Provide”) (through December 31, 2014, see note 9 of the accompanying consolidated financial statements), and Backcountry.com, Inc. ("Backcountry") (through June 30, 2015, see note 6 of the accompanying consolidated financial statements), (collectively, the “Digital Commerce” businesses). Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. Bodybuilding manages websites related to sports nutrition, body building and fitness. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Evite is an online invitation and social event planning service on the Web. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. We also hold ownership interests in Expedia, Inc., FTD Companies, Inc. (“FTD”), HSN, Inc., Interval Leisure Group, Inc. and LendingTree, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc. and Time Warner Cable Inc., which are accounted for at their respective fair market values.

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

On October 3, 2014, Liberty reattributed from the QVC Group to the Ventures Group its Digital Commerce businesses which were valued at $1.5 billion, and approximately $1 billion in cash. In connection with the reattribution, each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014 which resulted in an aggregate of 67.7 million shares of Series A and Series B Liberty Ventures common stock being issued. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution had no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  Following the reattribution, the Ventures Group is comprised primarily of our interests in Bodybuilding, CommerceHub, Evite, Provide (through December 31, 2014), Backcountry (through June

30, 2015), Expedia, Inc., FTD, Interval Leisure Group, Inc., LendingTree, investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $2,023 million (at December 31, 2015), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily focused on our video operating businesses. Following the reattribution, the QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015), and our 38% interest in HSN, Inc. as well as cash in the amount of approximately $426 million (at December 31, 2015), including subsidiary cash.

Disposals

On August 27, 2014, Liberty completed the TripAdvisor Holdings Spin-Off. TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. Concurrently with the margin loans, Liberty and TripAdvisor Holdings entered into a promissory note whereby TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

On December 31, 2014, Liberty sold Provide to FTD. Under the terms of the transaction, Liberty received approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash. We recognized a gain of $75 million as a result of this transaction, which is included in the Gains (losses) on transactions, net line item in the consolidated statements of operations. Given our significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the consolidated financial statements of Liberty.

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  The sale resulted in a $105 million gain, which is included in “Gains (losses) on transactions, net” in the accompanying consolidated statements of operations.  Backcountry is included in the Digital Commerce companies through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a strategic shift that has a major effect on Liberty’s operations and financial results.

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

The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for QVC’s products and services since a substantial portion of QVC’s revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, QVC’s customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC’s ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. QVC is currently unable to predict the extent of any of these potential adverse effects.

zulily. zulily’s objective is to be the leading online retail destination for moms. zulily’s goal is to be part of its customers’ daily routine, allowing them to visit zulily sites and discover a selection of fresh, new and affordable merchandise curated for them every morning. zulily intends to employ the following strategies to achieve these goals and objectives (i) acquire new customers; (ii) increase customer loyalty and repeat purchasing; (iii) add new vendors and strengthen existing vendor relationships; and (iv) invest in mobile platform. In addition, zulily expects to invest in and develop international markets.

zulily has limited contractual assurances of continued supply, pricing or access to new products, and vendors could change the terms upon which they sell to zulily or discontinue selling to zulily for future sales at any time. As zulily grows, continuing to identify a sufficient number of new emerging brands and smaller boutique vendors may become more and more of a challenge. If zulily is not able to identify and effectively promote these new brands, it may lose customers to competitors. Even if zulily identifies new vendors, it may not be able to purchase desired merchandise in sufficient quantities on acceptable terms in the future, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. In addition, larger national brands may offer products that are less unique, and it may be easier for zulily’s competitors to offer such products at prices or upon terms that may be compelling to consumers. An inability to purchase suitable merchandise on acceptable terms or to source new vendors could have an adverse effect on zulily’s business.

To support its large and diverse base of vendors and its flash sales model that requires constantly changing products, zulily must incur costs related to its merchandising team, photography studios and creative personnel. As zulily grows, it may not be able to continue to expand its product offerings in a cost-effective manner. In addition, the variety in size and sophistication of zulily’s vendors presents different challenges to its infrastructure and operations. zulily’s emerging brands and smaller boutique vendors may be less experienced in manufacturing and shipping, which in the past has led to inconsistencies in quality, delays in the delivery of merchandise or additional fulfillment cost. zulily’s larger national brands may impose additional requirements or offer less favorable terms than smaller vendors related to margins and inventory ownership and risk and may also be unable to ship products timely. If zulily is unable to maintain and effectively manage its relationships with emerging brands and smaller boutique vendors or larger national brands, zulily’s business could be adversely affected.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments. The "Corporate and other" category consists of those assets or businesses which we do not disclose separately, including our Digital Commerce businesses, which are included in the QVC Group results through the date of reattribution and in the Ventures Group thereafter. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see "Results of Operations - Businesses" below.

Operating Results

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Revenue
QVC Group
QVC	$8,743	8,801	8,623
zulily	426	NA	NA
Corporate and other	—	1,227	1,596
Total QVC Group	9,169	10,028	10,219
Ventures Group
Corporate and other	820	471	—
Total Ventures Group	820	471	—
Consolidated Liberty	$9,989	10,499	10,219

Adjusted OIBDA
QVC Group
QVC	$1,894	1,910	1,841
zulily	21	NA	NA
Corporate and other	(28)	29	83
Total QVC Group	1,887	1,939	1,924
Ventures Group
Corporate and other	59	26	(11)
Total Ventures Group	59	26	(11)
Consolidated Liberty	$1,946	1,965	1,913

Operating Income (Loss)
QVC Group
QVC	$1,275	1,279	1,245
zulily	(53)	NA	NA
Corporate and other	(52)	(73)	(90)
Total QVC Group	1,170	1,206	1,155
Ventures Group
Corporate and other	(54)	(18)	(19)
Total Ventures Group	(54)	(18)	(19)
Consolidated Liberty	$1,116	1,188	1,136

Revenue.    Our consolidated revenue decreased 4.9% and increased 2.7% for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. QVC’s revenue decreased $58 million and increased $178 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. zulily’s revenue for the period October 1, 2015 (date of acquisition) through December 31, 2015 was $426 million.  Ignoring the reattribution, total Corporate and other revenue decreased $878 million for the year ended December 31, 2015, as compared to the corresponding prior year period, primarily due to the sale of Provide in December 2014 ($666 million) and sale of Backcountry in June 2015 ($244 million), partially offset by an increase of $23 million at

CommerceHub and increase of $8 million at Bodybuilding.   CommerceHub revenue growth was driven by an acquisition during the first quarter of 2015 and growth in active customers (vendors and suppliers), which increased the number of aggregate transactions processed through the CommerceHub platform. The increase in Bodybuilding revenue for the year ended December 31, 2015 was primarily due to increased order volume, driven by increased unique website visitors, on slightly decreased average order values.

Ignoring the reattribution, total Corporate and other revenue increased $102 million for the year ended December 31, 2014, primarily due to increases of $37 million at Backcountry, $34 million at Bodybuilding and $15 million at CommerceHub. Backcountry revenue increased as a result of increased order volume and an increase in average order value. The increase in Bodybuilding revenue was primarily due to increased order volume on flat average order values. CommerceHub revenue growth was primarily attributed to growth in active customers who pay a license and setup fee and an increase in the number of aggregate transactions processed for which CommerceHub earns a per transaction fee. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

Consolidated Adjusted OIBDA decreased $19 million and increased $52 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.  QVC’s Adjusted OIBDA decreased $16 million for the year ended December 31, 2015 and increased $69 million for the year ended December 31, 2014, as compared to the corresponding prior year periods. zulily’s Adjusted OIBDA for the period October 1, 2015 (date of acquisition) through December 31, 2015 was $21 million, excluding certain purchase accounting adjustments. Ignoring the reattribution, total Corporate and other Adjusted OIBDA decreased $23 million for the year ended December 31, 2015, as compared to the corresponding prior year period, primarily due to the sale of Provide in December 2014 ($8 million) and the sale of Backcountry in June 2015 ($15 million). Ignoring the reattribution, total Corporate and other Adjusted OIBDA decreased $17 million for the year ended December 31, 2014, as compared to the corresponding prior year period. The decrease was primarily due to decreases of $22 million at Provide, resulting from slower revenue growth and the impact of shipping issues related to a storm in the first quarter of 2014, partially offset by increases in Adjusted OIBDA at Backcountry, Bodybuilding and Commerce Hub. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

We recorded $127 million, $108 million and $118 million of stock compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. The increase of $19 million in stock-based compensation during 2015 was primarily attributable to an increase in stock-based compensation at a few subsidiaries due to the growth in the fair value of those entities and due to options granted to zulily employees upon acquisition. The decrease of $10 million in stock-based compensation during 2014 was primarily attributable to slightly fewer options being granted in recent years which resulted in less stock-based compensation expense being recognized. As of December 31, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $113 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.4 years.

Operating income.    Our consolidated operating income decreased $72 million and increased $52 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.  QVC’s operating income was relatively flat for the year ended December 31, 2015 and increased $34 million for the year ended December 31, 2014, as compared to the corresponding prior year periods. zulily’s operating losses for the period October 1, 2015 (date of acquisition) through December 31, 2015 were $54 million. Ignoring the reattribution, operating losses for Corporate and other increased $13 million for the year ended December 31, 2015, as compared to the corresponding prior year period, primarily due to $28 million of decreases in operating income at CommerceHub, $7 million of decreases at Backcountry, and $6 million of decreases at Bodybuilding, partially offset by improvements of $13 million at Evite and $11 million at Provide.  Operating losses improved $18 million for the year ended December 31, 2014, as compared to the corresponding prior year period, primarily due to $21 million improvements in operating results at Provide. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Interest expense
QVC Group	$(283)	(312)	(290)
Ventures Group	(77)	(75)	(90)
Consolidated Liberty	$(360)	(387)	(380)

Share of earnings (losses) of affiliates
QVC Group	$55	51	48
Ventures Group	(115)	(12)	(15)
Consolidated Liberty	$(60)	39	33

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$42	(22)	(12)
Ventures Group	72	(35)	(10)
Consolidated Liberty	$114	(57)	(22)

Gains (losses) on transactions, net
QVC Group	$—	—	(1)
Ventures Group	110	74	—
Consolidated Liberty	$110	74	(1)

Gains (losses) on dilution of investments in affiliates
QVC Group	$—	(2)	4
Ventures Group	314	—	(3)
Consolidated Liberty	$314	(2)	1

Other, net
QVC Group	$(6)	(41)	(58)
Ventures Group	25	22	28
Consolidated Liberty	$19	(19)	(30)

Interest expense.    Interest expense decreased $27 million and increased $7 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. The decrease in interest expense for the year ended December 31, 2015 is attributable to QVC’s refinancing activities resulting in a lower average interest rate.

The increase in interest expense for the year ended December 31, 2014 was due to increased utilization of the QVC credit facility during the year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
QVC Group
HSN, Inc.	$64	60	61
Other	(9)	(9)	(13)
Total QVC Group	55	51	48
Ventures Group
Expedia, Inc.	118	58	31
FTD, Inc.	(83)	—	—
Other	(150)	(70)	(46)
Total Ventures Group	(115)	(12)	(15)
Consolidated Liberty	$(60)	39	33

The increase in Liberty’s share of Expedia’s earnings between December 31, 2015 and 2014 is primarily due to a significant gain Expedia recognized on the sale of a business during the year ended December 31, 2015. On December 31, 2014, Liberty acquired an approximate 35% interest in FTD, Inc. (“FTD”). Liberty’s share of FTD’s losses was $83 million for the year ended December 31, 2015. The carrying value of Liberty’s investment in FTD was impaired to the fair value as of December 31, 2015. The share of earnings (losses) of affiliates for the year ended December 31, 2014 was relatively flat based on the operating results of the equity affiliates. The Other category for the Ventures Group is comprised of investments in LendingTree, Interval Leisure Group, alternative energy investments and other investments. The alternative energy investments generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statements of operations. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million related to one of its alternative energy investments which has underperformed operationally.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Fair value option securities	$84	173	514
Exchangeable senior debentures	30	(230)	(553)
Other derivatives	—	—	17
	$114	(57)	(22)

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate.

Gains (losses) on transactions, net.    The gain on transactions for the year ended December 31, 2015 primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain. The gain on transactions during the year ended December 31, 2014 is due to the sale of Provide to FTD.

Gains (losses) on dilution of investments in affiliates.  Liberty recognized gains on dilution of investments in affiliates of $314 million during the year ended December 31, 2015, losses of $2 million during the year ended December 31, 2014 and gains of $1 million during the year ended December 31, 2013.  The significant dilution gain in 2015 is due to an acquisition by Expedia that was executed through the issuance of stock. This diluted Liberty’s ownership percentage at a price greater than our cost basis.

Income taxes.    Our effective tax rate for the years ended December 31, 2015, 2014, and 2013 was 27.3%, 30.9% and 24.8%, respectively.  The effective tax rate is less than the U.S. federal tax rate of 35% during all years presented primarily due to tax credits derived from our alternative energy investments. In addition, in 2015, Liberty recognized tax benefits related to the receipt of taxable dividends that are subject to dividends received deductions. The effective tax rate during 2014 and 2013 was further impacted by a change in the corporate effective state rate for outstanding deferred tax liabilities and assets at Liberty due to a change in the apportionment of income to various states.

Net earnings.    We had net earnings of $911 million, $626 million and $580 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings.  Liberty and QVC are in compliance with their debt covenants as of December 31, 2015.

As of December 31, 2015, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Available-for-
	equivalents	securities	sale securities
	amounts in millions
QVC	$326	—	—
zulily	56	—	—
Corporate and other	44	12	4
Total QVC Group	426	12	4

Corporate and other	2,023	898	1,349
Total Ventures Group	2,023	898	1,349
Consolidated Liberty	$2,449	910	1,353

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $434.8 million available for borrowing under the QVC credit facility at December 31, 2015. As of December 31, 2015, QVC had approximately $195 million of cash and cash equivalents held in foreign subsidiaries.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2015	2014	2013
Cash Flow Information	amounts in millions
QVC Group cash provided (used) by operating activities	$981	1,204	985
Ventures Group cash provided (used) by operating activities	65	436	42
Net cash provided (used) by operating activities	$1,046	1,640	1,027
QVC Group cash provided (used) by investing activities	$(909)	(281)	(356)
Ventures Group cash provided (used) by investing activities	98	(177)	194
Net cash provided (used) by investing activities	$(811)	(458)	(162)
QVC Group cash provided (used) by financing activities	$(65)	(1,036)	(686)
Ventures Group cash provided (used) by financing activities	(24)	970	(1,522)
Net cash provided (used) by financing activities	$(89)	(66)	(2,208)

QVC Group

During the year ended December 31, 2015, the QVC Group uses of cash were primarily acquisitions, net of cash acquired, of $824 million and the repurchase of Series A QVC Group common stock of $785 million. Additionally, the QVC Group had approximately $223 million of capital expenditures during the year ended December 31, 2015.  These uses of cash were funded by cash provided by operating activities, additional net borrowings of debt of $725 million and the receipt of approximately $200 million in cash from a special dividend declared by HSNi.  Approximately $54 million in cash from the special dividend received from HSNi was passed through to the HSNi exchangeable bondholders.

The projected uses of QVC Group cash are the cost to service outstanding debt, approximately $270 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $240 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the year ended December 31, 2015, the Ventures Group uses of cash were primarily the repayment of certain debt obligations of $567 million and investments in and loans to cost and equity investees of $143 million.  These uses of cash for the Ventures Group were funded by proceeds from dispositions of $271 million and the refinancing of certain debt obligations of $589 million.

The projected uses of Ventures Group cash are approximately $52 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $38 million and further investments in existing or new businesses through continued investment activity.  In addition, subject to the satisfaction of the applicable closing conditions, cash from the Liberty Ventures Group is expected to be used to fund Liberty’s $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying consolidated financial statements).

Consolidated

During the year ended December 31, 2015, Liberty's primary uses of cash were $3,811 million of repayments on outstanding debt, acquisitions, net of cash acquired, of $844 million and repurchases of Series A QVC Group common stock of $785 million.  These uses of cash were funded primarily with borrowings of $4,558 million and cash provided by operating activities.

The projected uses of Liberty’s cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $322 million for interest payments on outstanding debt, corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $278 million, the repayment of certain debt obligations and the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. Subject to the satisfaction of the applicable closing conditions, we expect to invest up to $2.4 billion in Liberty Broadband (see note 2 in the accompanying consolidated financial statements). We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$8,685	390	56	2,265	5,974
Interest payments (2)	6,030	322	644	576	4,488
Operating lease obligations	310	41	73	59	137
Build to suit lease	96	—	11	12	73
Purchase orders and other obligations	1,576	1,488	59	29	—
Total	$16,697	2,241	843	2,941	10,672

(1)

Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets.  Amounts also include capital lease obligations.  Amounts do not assume additional borrowings or refinancings of existing debt.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2015, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2015 rates and (iii) assume that our existing debt is repaid at maturity.

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

Fair Value Measurements

Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheets at fair value on a recurring basis, including available-for-sale ("AFS") securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value all our Fair Value Option Securities. As of December 31, 2015 and 2014, the carrying value of our Fair Value Option securities was $1,294 million and $1,220 million, respectively.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2015, the principal amount and carrying value of our exchangeable debentures were $2,416 million and $2,480 million, respectively.

 Level 3 inputs are unobservable inputs for an asset or liability. We currently have no Level 3 financial instrument assets or liabilities.

Non-Financial Instruments. Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statements of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

 As of December 31, 2015, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,149	2,428	7,577
zulily	860	920	1,780
Corporate and other	103	25	128
	$6,112	3,373	9,485

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year. We utilize a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. There were no goodwill and other intangible impairments in 2015. During the years ended December 31, 2014 and 2013 we recorded $7 million and $30 million, respectively, in goodwill and other intangibles impairments for certain of our Digital Commerce companies, primarily Evite. Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for these subsidiaries. Fair value for these subsidiaries, including intangible assets and goodwill, was determined using the respective companies’ projections of future operating performance and applying a combination of market multiples and a discounted cash flow calculation (Level 3).

Carrying Value of Investments.     We periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our cost investments are recognized on a separate line in our consolidated statements of operations, and other than temporary declines in fair value of our equity method investments are included in share of earnings (losses) of affiliates in our consolidated statements of operations.

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

Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statements of operations in the period in which they occur to the extent such decreases are deemed to be other than temporary. Subsequent increases in fair value will be recognized in our consolidated statements of operations only upon our ultimate disposition of the investment. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million related to one of our alternative energy investments which has underperformed operationally. In addition, during the year ended December 31, 2015, Liberty recorded an impairment of our investment in FTD, as our carrying value per share was below the trading price for a significant period of time.

Retail Related Adjustments and Allowances.     QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, sales returns represented 19.1%, 19.4% and 19.8% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of retail sales in our consolidated statements of operations. At December 31, 2015, QVC's inventory was $929 million, which was net of the obsolescence adjustment of $84 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations.  At December 31, 2015, QVC's trade accounts receivable were $1,370 million, net of the allowance for doubtful accounts of $86 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses

QVC.

QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program to approximately 107 million households for 24 hours per day, 364 days per year. Internationally, QVC's program services reach approximately 137 million  households based in Germany, Austria, the U.K., Republic of Ireland, Italy, Japan, and France. QVC- International distributes programming live between eight and twenty-four hours per day, and an additional seven to sixteen hours per day of recorded programming, depending on the market.

QVC’s Japanese operations are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2015, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $36 million, $42 million and $45 million, respectively.

QVC also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 17 hours per day and recorded programming for seven hours per day. The CNRS joint venture is accounted for as an equity method investment.

In June 2015, QVC expanded its global presence into France, launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. In addition, during the year ended December 31, 2015, QVC put into action the One Q Reorganization Plan which reorganized its department reporting structure. The purpose of the plan is to reorganize the reporting structure for a shared services arrangement to support the U.S. and international operations.

QVC's operating results were as follows:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Net revenue	$8,743	8,801	8,623
Cost of sales	(5,528)	(5,547)	(5,465)
Gross profit	3,215	3,254	3,158
Operating expenses	(607)	(618)	(610)
SG&A expenses (excluding stock-based compensation)	(714)	(726)	(707)
Adjusted OIBDA	1,894	1,910	1,841
Stock-based compensation	(31)	(44)	(38)
Depreciation and amortization	(588)	(587)	(558)
Operating income	$1,275	1,279	1,245

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
QVC-U.S.	$6,257	6,055	5,844
QVC-International	2,486	2,746	2,779
	$8,743	8,801	8,623

QVC's consolidated net revenue decreased 0.7% and increased 2.1% for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years. The 2015 decrease of $58 million in net revenue was primarily comprised of $357 million of unfavorable foreign currency rate adjustments, a decrease in net shipping and handling revenue of $81 million in the U.S., a $74 million increase in estimated product returns, and a $15 million decrease in other revenue primarily in the U.S. These decreases were offset by $330 million due to a 3.4% increase in units sold both in the U.S. and internationally and $139 million due to a 1.4% increase in the consolidated average selling price per unit (ASP). The increase in estimated product returns was primarily in the U.S. and Germany due to sales mixes and an increase in units shipped. As expected, shipping and handling revenue decreased in the U.S. as a result of QVC's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC's shipping and handling refund policy.

The 2014 increase of $178 million in net revenue was primarily comprised of $225 million due to a 2.3% increase in units sold, partially offset by $49 million of unfavorable foreign currency rate adjustments, primarily in Japan. Additionally, net revenue was positively impacted by a decrease in the return rate from 19.8% in 2013 to 19.4% in 2014. This was driven by international improvements in home and beauty.

During the years ended December 31, 2015 and 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2015		Year ended December 31, 2014
	U.S. dollars	Constant currency	U.S. dollars	Constant currency
QVC-US	3.3%	3.3%	3.6%	3.6%
QVC-International	(9.5)%	3.5%	(1.2)%	0.6%

In 2015, QVC-U.S. net revenue growth was primarily due to 4.0% increase in units shipped and a 1.2% increase in ASP offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. QVC-U.S. experienced shipped sales growth in all categories except jewelry and electronics. QVC-International net revenue growth in constant currency was primarily due to a 2.2% increase in units shipped, driven mainly by the U.K., and a 1.6% increase in ASP, mainly in Germany, offset by the increase in estimated product returns. QVC-International experienced shipped sales growth in constant currency in all categories except electronics.

In 2014, QVC-U.S. net revenue growth was primarily due to a 4.7% increase in units shipped offset by a 0.9% decrease in ASP. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-International net revenue growth in constant currency was primarily due to a 1.2% increase in ASP and a favorable impact on estimated product returns offset by a 1.7% decrease in units shipped.  QVC-International experienced shipped sales growth in constant currency in electronics, home, and beauty, which was offset by decreases in jewelry, apparel, and accessories.

QVC's gross profit percentage was 36.8%, 37.0% and 36.6% for the years ended December 31, 2015, 2014 and 2013, respectively. The slight decrease in gross profit percentage in 2015 was primarily due to increased obsolescence and freight costs in the U.S partially offset by increased product margins in the U.S. and internationally. The increase in gross profit percentage in 2014 and 2013 was primarily due to improved product margins in the U.S. and U.K.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $11 million or 1.8% and increased $8 million or 1.3% for the years ended December 31, 2015 and 2014, respectively.

The decrease in 2015 was primarily due to favorable foreign currency exchange rates of $29 million, partially offset by a $9 million increase in commissions expenses and an $8 million increase in credit card fees. The increase in commissions expenses was primarily due to increased sales in the U.S. The increase in credit card fees was primarily due to increased sales combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants, primarily in the U.S.

The increase in 2014 was primarily due to a $5 million increase in each of customer service, commissions expenses and credit card processing fees, partially offset by favorable foreign currency exchange rates of $6 million and other expenses. The increase in customer service expenses was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times and an increase in the U.S. due to volume associated with the sales increase. The increase in commission expenses was primarily due to higher programming distribution costs in Japan and sales increases in the U.S. The increase in credit card fees was primarily due to the U.S. sales increase and lower usage of the Q Card combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income, production costs and marketing and advertising expenses. Such expenses decreased $12 million, and remained consistent as a percent of net revenue at 8.2% and increased $19 million, and remained consistent as a percent of net revenue at 8.2% for the year ended December 31, 2014.

The decrease in 2015 was primarily related to a $48 million favorable impact of exchange rates, a $12 million increase in credit card income, and a $10 million decrease in bad debt expense, partially offset by a $53 million increase in personnel expense. The increase in credit card income was due to favorable economics of the Q card portfolio in the U.S. The decrease in bad debt was mainly due to a lower electronics Easy-Pay mix, higher usage of the Q Card in the U.S. and lower write-offs in Germany. The increase in personnel expenses was primarily due to severance costs related to the establishment of the Global Business Service center and One Q, and also due to merit, bonus and benefits increases in the U.S. and internationally, including the start-up in France.

The increase in 2014 was primarily related to a $12 million increase in the provision for doubtful accounts, an $11 million increase in outside services expenses, and a $14 million increase in personnel expense, partially offset by a $17 million increase in credit card income and a $3 million favorable impact of exchange rates. The increase in the provision for doubtful accounts was primarily due to the increased use of Easy-Pay in the U.S. and Germany. The increase in outside services expenses was primarily due to information technology and commerce platform projects and global market expansion expenses. The increase in personnel expenses was primarily due to merit, benefits and severance increases in the U.S. and the France start-up. The increase in programming and production costs was primarily due to increased manpower costs in the U.S., partially offset by declines in Germany. The increase in credit card income was primarily due to the more favorable economics of the Q Card portfolio in the U.S. and higher bank reserve requirements associated with the U.S. regulatory environment in the prior year. In 2014, QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and was effective August 1, 2014.

Depreciation and amortization consisted of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Affiliate agreements	$146	150	150
Customer relationships	170	173	172
Acquisition related amortization	316	323	322
Property and equipment	134	135	127
Software amortization	93	93	78
Channel placement amortization and related expenses	45	36	31
Total depreciation and amortization	$588	587	558

The increases in software amortization in 2015 and 2014 were primarily due to solutions to enhance customer service and productivity.

zulily.

Liberty acquired zulily on October 1, 2015.  Prior to the acquisition, zulily utilized a retail calendar, whereby each fiscal year ended on the Sunday closest to December 31.  Upon acquisition by Liberty, zulily changed its year end to December 31 on a prospective basis, resulting in four additional days in the year ended December 31, 2015 as compared to the year ended December 28, 2014. Although zulily’s results are only included in Liberty’s results for the period October 1, 2015 through December 31, 2015, we believe a discussion of zulily’s stand alone results, including certain one-time purchase accounting related adjustments detailed below, promotes a better understanding of the overall results of its business. zulily has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for all reporting periods. zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 28,	December 29,
	2015	2014	2013
	amounts in millions
Net revenue	$1,361	1,201	696
Cost of sales	(978)	(894)	(512)
Gross profit	383	307	184
Operating expenses	(43)	(40)	(26)
SG&A expenses (excluding stock-based compensation and acquisition related expenses)	(269)	(223)	(131)
Adjusted OIBDA	71	44	27
Acquisition related expenses	(30)	—	—
Stock-based compensation	(19)	(15)	(8)
Depreciation and amortization	(83)	(13)	(6)
Deferred revenue adjustment	(17)	—	—
Operating income (loss)	$(78)	16	13

Net revenue consists primarily of sales of women's, children's and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. zulily recognizes product sales at the time all revenue recognition criteria has been met, which is generally at delivery. Net revenue represents the sales of these items plus shipping and handling charges to customers, net of estimated returns and promotional discounts. Net revenue is primarily driven by growth in zulily’s active customers, the frequency with which customers purchase and average order value.

zulily's consolidated net revenue increased 13.3% and 72.6% for the years ended December 31, 2015 and December 28, 2014, respectively, as compared to the corresponding prior years. The increase in net revenue for the year ended December 31, 2015 was primarily attributed to an 11.6% increase in total orders placed.  The increase in zulily’s net revenue for the year ended December 28, 2014 compared to the year ended December 29, 2013 was primarily driven by a 67% increase in total orders placed.

zulily's gross profit percentage was 28.1%, 25.6% and 26.4% for the years ended December 31, 2015, December 28, 2014 and December 29, 2013, respectively. The increase in gross profit for the year ended December 31, 2015 was primarily attributed to improved operational performance driven by investments in transportation and fulfillment center automation.  Gross profit percentage for the year ended December 28, 2014 was lower as compared to the year ended December 29, 2013 as a result of additional incremental labor in its fulfillment centers to support higher unit volumes and higher fulfillment costs as zulily began operating the new Nevada fulfillment center and automated its Ohio facility.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses increased $3 million, or 7.5%, and $14 million, or 53.8%, for the years ended December 31, 2015 and December 28, 2014, respectively. The increase in operating expenses was primarily attributed to an increase in credit card processing fees which are driven by higher sales volume.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. These expenses increased $46 million, and as a percentage of net revenue, increased from 18.6% to 19.8% for the year ended December 31, 2015. The increase in SG&A expenses as compared to the year ended December 28, 2014 was attributable to higher personnel related costs, increased rent and facilities expenses as a result of an increase in square footage occupied in order to support its business growth, and higher marketing-related expenses attributable to increased subscriber acquisition costs as zulily realigned its marketing strategy to focus on higher lifetime value customers.

zulily’s SG&A expenses increased $92 million but declined as a percentage of net revenue from 18.8% to 18.6%, for the year ended December 28, 2014. The increase in SG&A expenses for the year ended December 28, 2014 compared to the year ended December 29, 2013 was primarily due to increased personnel related costs, higher rent and other facilities expenses, and increased marketing-related expenses as a result of increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media.

zulily’s stock-based compensation expense increased $4 million, or 26.7%, for the year ended December 31, 2015.  The increase in stock-based compensation expense was the result of incremental increases in headcount during the year ended December 31, 2015 as compared to the year ended December 28, 2014. zulily’s stock-based compensation expense increased $7 million, or 87.5%, for the year ended December 28, 2014.  The increase in stock-based compensation expense for the year ended December 28, 2014 as compared to the year ended December 29, 2013 was primarily attributed to increases in headcount across functions to support business growth.

zulily’s depreciation and amortization expense increased $70 million for the year ended December 31, 2015.  The increase is primarily attributed to amortization of intangible assets as a result of purchase accounting. To a lesser extent, the increase in depreciation and amortization was related to additional automation equipment and leasehold improvements in its fulfillment centers.  zulily’s depreciation and amortization increased $7 million for the year ended December 28, 2014 as compared to the year ended December 29, 2013 zulily’s results for the year ended December 31, 2015, including certain one-time purchase accounting related adjustments, were as follows (amounts in millions):

	Post-Acquisition:		Pre-Acquisition:
	October 1, 2015 - December 31, 2015	Deferred Revenue Adjustment	December 29, 2014 - September 30, 2015	2015 Total
Net revenue	$426	17	918	1,361
Cost of sales	(318)	—	(660)	(978)
Gross profit	108	17	258	383
Operating expenses	(13)	—	(30)	(43)
SG&A expenses (excluding stock-based compensation and acquisition related expenses)	(74)	—	(195)	(269)
Adjusted OIBDA	21	17	33	71
Acquisition related expenses	—	—	(30)	(30)
Stock-based compensation	(5)	—	(14)	(19)
Depreciation and amortization	(69)	—	(14)	(83)
Deferred revenue adjustment	—	(17)	—	(17)
Operating income (loss)	$(53)	—	(25)	(78)

The results of operations for the year ended December 31, 2015 include approximately $30 million in costs associated with the closing of the acquisition. The results of operations for the period October 1, 2015 through December 31, 2015 include approximately $63 million of depreciation and amortization as a result of purchase accounting related to new intangible assets and to a lesser extent stepped up valuation on assets existing prior to the date of the acquisition. Additionally, as a result of our application of purchase accounting, zulily’s deferred revenue was adjusted to fair value, based on a broader market margin, instead of a company specific margin. This adjustment had the one-time impact of lowering revenue and Adjusted OIBDA in the post-acquisition period.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,815	1.70%	$3,622	4.6%
Corporate and other	$—	NA	$1,137	6.1%
Ventures Group
Corporate and other	$32	2.5%	$2,079	2.5%

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

At December 31, 2015, the fair value of our AFS equity securities was $1,287 million. Had the market price of such securities been 10% lower at December 31, 2015, the aggregate value of such securities would have been $129 million lower.  Our stock in Expedia and other equity method affiliates which are publicly traded securities are not reflected at fair value in our balance sheets. These securities are also subject to market risk that is not directly reflected in our statements of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statements of operations.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Interactive Corporation are filed under this Item, beginning on page II-31.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness in our internal control over financial reporting that is described below in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.  KPMG LLP has issued its report dated February 26, 2016, which expressed an unqualified opinion on those consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

See page II-27 for Management's Report on Internal Control Over Financial Reporting.

See page II-28 for KPMG LLP’s attestation report regarding the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, the Company continued to review the design of QVC’s controls, made adjustments and continued to alleviate the noted control deficiencies.  Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

See “Item 9A. Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures – Remediation Plan for Material Weakness in Internal Control Over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2014 for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2014 and remediation plans for that material weakness. The Company has been implementing and executing its previously disclosed remediation plans; however, based on the Company’s evaluation as of December 31, 2015, a material weakness continues to exist at December 31, 2015.

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2015, the Company and QVC have implemented a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  The remediation efforts identified and implemented include the following:

•

A monitoring control was established to identify inappropriate user access and incompatible or conflicting functions.  The work of the identified individuals, with such duties, were then reviewed to determine whether they inappropriately utilized the incompatible or conflicting functions to perform any inappropriate activity.

•	Monitoring controls over manual and post-close journal entries were enhanced to ensure that there is adequate oversight over such entries.

•	Additionally, procedures were established to validate the completeness and accuracy of reports used in the financial reporting process to support control activities.

The Company and QVC believe the foregoing efforts effectively remediated the material weakness described in “Management's Report on Internal Control Over Financial Reporting” after the assessment date and prior to the filing of this Annual Report on Form 10-K.  However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness.

Additionally, the Company and QVC intend to continue to monitor the incompatible or conflicting roles and related end user access to determine whether additional adjustments, to reduce or eliminate the occurrences of segregation of duties issues, should be made to such roles.  This could further reduce the reliance on the monitoring controls identified.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective due to the material weakness described below. The Company's assessment of internal control over financial reporting did not include the internal controls of zulily, llc, which the Company acquired in the fourth quarter of 2015. The amount of total assets and revenue of zulily, llc included in our consolidated financial statements as of and for the year ended December 31, 2015 was $2.7 billion and $426 million, respectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design and maintain effective internal controls with respect to information technology controls and the associated information produced by the Company’s wholly-owned subsidiary, QVC, Inc.  Specifically, the following items were not designed and operating effectively:

•

Segregation of duties to ensure that incompatible functions did not overlap and that the activities of individuals with incompatible functions or who have access to certain critical transactions were appropriately monitored; and

•	Controls over the review of manual and post-close journal entries and the completeness and accuracy of reports utilized in the financial reporting process to support control activities.

While the control deficiency identified did not result in any material misstatements a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

The Company's independent registered public accounting firm who audited the consolidated financial statements included in the Annual Report on Form 10-K have issued an adverse report on the effectiveness of the Company's internal control over financial reporting. This attestation report appears on page II-28 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

We have audited Liberty Interactive Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page II-27. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of information technology controls and the associated information produced by the Company’s wholly-owned subsidiary, QVC, Inc. has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2015.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 26, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired zulily, inc. (“zulily”) during 2015, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, zulily’s internal control over financial reporting associated with total assets of $2.7 billion and total revenues of $426 million included in the consolidated financial statements of Liberty Interactive Corporation and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of zulily.

/s/ KPMG LLP

Denver, Colorado

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, in 2015 the Company adopted ASU 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 26, 2016

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets	amounts in millions
Current assets:
Cash and cash equivalents	$2,449	2,306
Trade and other receivables, net	1,443	1,232
Inventory, net	1,000	1,049
Short-term marketable securities	910	889
Other current assets	73	72
Total current assets	5,875	5,548
Investments in available-for-sale securities and other cost investments (note 8)	1,353	1,224
Investments in affiliates, accounted for using the equity method (note 9)	1,641	1,633

Property and equipment, at cost	2,124	2,030
Accumulated depreciation	(984)	(937)
	1,140	1,093
Intangible assets not subject to amortization (note 10):
Goodwill	6,112	5,404
Trademarks	3,373	2,489
	9,485	7,893
Intangible assets subject to amortization, net (note 10)	1,647	1,185
Other assets, at cost, net of accumulated amortization	39	22
Total assets	$21,180	18,598

(continued)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2015 and 2014

	2015	2014
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$762	735
Accrued liabilities	784	743
Current portion of debt (note 11)	1,226	946
Other current liabilities	328	343
Total current liabilities	3,100	2,767
Long-term debt, including $2,480 million and $2,574 million measured at fair value (note 11)	7,481	7,062
Deferred income tax liabilities (note 12)	3,502	2,821
Other liabilities	222	168
Total liabilities	14,305	12,818
Equity
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 461,379,963 shares at December 31, 2015 and 447,451,702 shares at December 31, 2014	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,218,527 shares at December 31, 2015 and 28,877,554 shares at December 31, 2014	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares at December 31, 2015 and 200,000,000 shares at December 31, 2014; issued and outstanding 134,961,466 shares at December 31, 2015 and 134,525,874 shares at December 31, 2014	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares at December 31, 2015 and 7,500,000 shares at December 31, 2014; issued and outstanding 7,092,111 shares at December 31, 2015 and 6,991,127 shares at December 31, 2014	—	—
Additional paid-in capital	370	4
Accumulated other comprehensive earnings (loss), net of taxes	(215)	(94)
Retained earnings	6,626	5,757
Total stockholders' equity	6,787	5,673
Noncontrolling interests in equity of subsidiaries	88	107
Total equity	6,875	5,780
Commitments and contingencies (note 18)
Total liabilities and equity	$21,180	18,598

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions,
	except per share amounts
Total revenue, net	$9,989	10,499	10,219
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	6,393	6,684	6,533
Operating expense	699	756	732
Selling, general and administrative, including stock-based compensation (note 3)	1,078	1,202	1,159
Depreciation and amortization	703	662	629
Impairment of intangible assets	—	7	30
	8,873	9,311	9,083
Operating income	1,116	1,188	1,136
Other income (expense):
Interest expense	(360)	(387)	(380)
Share of earnings (losses) of affiliates, net (note 9)	(60)	39	33
Realized and unrealized gains (losses) on financial instruments, net (note 7)	114	(57)	(22)
Gains (losses) on transactions, net	110	74	(1)
Gains (losses) on dilution of investments in affiliates (note 9)	314	(2)	1
Other, net	19	(19)	(30)
	137	(352)	(399)
Earnings (loss) from continuing operations before income taxes	1,253	836	737
Income tax (expense) benefit (note 12)	(342)	(258)	(183)
Earnings (loss) from continuing operations	911	578	554
Earnings (loss) from discontinued operations, net of taxes (note 6)	—	48	26
Net earnings (loss)	911	626	580
Less net earnings (loss) attributable to the noncontrolling interests	42	89	79
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$869	537	501
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	640	520	438
Liberty Ventures common stock	229	17	63
	$869	537	501

Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$1.35	1.10	0.88
Series A and Series B Liberty Ventures common stock	$1.61	0.03	0.74
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$1.33	1.09	0.86
Series A and Series B Liberty Ventures common stock	$1.60	0.03	0.73
Basic net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$1.35	1.07	0.85
Series A and Series B Liberty Ventures common stock	$1.61	0.19	0.86
Diluted net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$1.33	1.06	0.83
Series A and Series B Liberty Ventures common stock	$1.60	0.19	0.85

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions
Net earnings (loss)	$911	626	580
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(101)	(192)	(73)
Share of other comprehensive earnings (loss) of equity affiliates	(21)	(18)	2
Other comprehensive earnings (loss) from discontinued operations	—	(1)	(3)
Other comprehensive earnings (loss)	(122)	(211)	(74)
Comprehensive earnings (loss)	789	415	506
Less comprehensive earnings (loss) attributable to the noncontrolling interests	41	77	54
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$748	338	452
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$540	336	387
Liberty Ventures common stock	208	2	65
	$748	338	452

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions
	(See note 4)
Cash flows from operating activities:
Net earnings (loss)	$911	626	580
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(48)	(26)
Depreciation and amortization	703	662	629
Stock-based compensation	127	108	118
Cash payments for stock-based compensation	(16)	(15)	(8)
Excess tax benefit from stock-based compensation	(33)	(21)	(13)
Noncash interest expense	5	6	13
Share of (earnings) losses of affiliates, net	60	(39)	(33)
Cash receipts from returns on equity investments	52	45	35
Realized and unrealized (gains) losses on financial instruments, net	(114)	57	22
(Gains) losses on transactions, net	(110)	(74)	1
(Gains) losses on dilution of investments in affiliates	(314)	2	(1)
(Gains) losses on extinguishment of debt	21	48	57
Impairment of intangible assets	—	7	30
Deferred income tax expense (benefit)	51	(41)	(22)
Other noncash charges (credits), net	(16)	(4)	(2)
Changes in operating assets and liabilities
Current and other assets	(237)	(84)	(84)
Payables and other liabilities	(44)	405	(269)
Net cash provided (used) by operating activities	1,046	1,640	1,027
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	(844)	—	(24)
Cash proceeds from dispositions of investments	271	163	1,137
Investment in and loans to cost and equity investees	(143)	(91)	(384)
Cash receipts from returns of equity investments	250	—	—
Capital expended for property and equipment	(258)	(241)	(291)
Purchases of short term investments and other marketable securities	(1,370)	(864)	(959)
Sales of short term investments and other marketable securities	1,359	591	400
Other investing activities, net	(76)	(16)	(41)
Net cash provided (used) by investing activities	(811)	(458)	(162)
Cash flows from financing activities:
Borrowings of debt	4,558	4,506	4,361
Repayments of debt	(3,811)	(3,749)	(5,415)
Repurchases of QVC Group common stock	(785)	(785)	(1,089)
Minimum withholding taxes on net share settlements of stock-based compensation	(30)	(26)	(21)
Excess tax benefit from stock-based compensation	33	21	13
Purchase of noncontrolling interest	(33)	—	—
Other financing activities, net	(21)	(33)	(57)
Net cash provided (used) by financing activities	(89)	(66)	(2,208)
Effect of foreign currency exchange rates on cash	(3)	(46)	(24)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	273	333
Cash provided (used) by investing activities	—	(194)	(198)
Cash provided (used) by financing activities	—	371	(172)
Change in available cash held by discontinued operations	—	(116)	15
Net cash provided (used) by discontinued operations	—	334	(22)
Net increase (decrease) in cash and cash equivalents	143	1,404	(1,389)
Cash and cash equivalents at beginning of period	2,306	902	2,291
Cash and cash equivalents at end of period	$2,449	2,306	902

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2015, 2014 and 2013

	Stockholders' Equity

		QVC		Liberty			Accumulated		Noncontrolling
		Group		Ventures		Additional	other		interest in
	Preferred					paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series A	Series B	capital	earnings	Earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2013	$—	5	—	1	—	2,224	148	5,184	4,489	12,051
Net earnings	—	—	—	—	—	—	—	501	79	580
Other comprehensive earnings (loss)	—	—	—	—	—	—	(49)	—	(25)	(74)
Stock-based compensation	—	—	—	—	—	93	—	—	49	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(38)	—	—	—	(38)
Excess tax benefits on stock-based compensation	—	—	—	—	—	23	—	—	—	23
Stock issued upon exercise of stock options	—	—	—	—	—	5	—	—	—	5
Series A QVC Group stock repurchases	—	—	—	—	—	(1,089)	—	—	—	(1,089)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(45)	(45)
Shares repurchased by subsidiary	—	—	—	—	—	(63)	—	—	(82)	(145)
Shares issued by subsidiary	—	—	—	—	—	(7)	—	—	34	27
Other	—	—	—	—	—	(2)	—	—	—	(2)
Balance at December 31, 2013	$—	5	—	1	—	1,146	99	5,685	4,499	11,435
Net earnings	—	—	—	—	—	—	—	537	89	626
Other comprehensive earnings (loss)	—	—	—	—	—	—	(199)	—	(12)	(211)
Stock-based compensation	—	—	—	—	—	103	—	—	39	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(58)	—	—	—	(58)
Excess tax benefits on stock-based compensation	—	—	—	—	—	35	—	—	—	35
Stock issued upon exercise of stock options	—	—	—	—	—	36	—	—	—	36
Series A QVC Group stock repurchases	—	—	—	—	—	(785)	—	—	—	(785)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(42)	(42)
Shares issued by subsidiary	—	—	—	—	—	(8)	—	—	8	—
Distribution of Liberty TripAdvisor Holdings, Inc.	—	—	—	—	—	(465)	6	(465)	(4,474)	(5,398)
Balance at December 31, 2014	$—	5	—	1	—	4	(94)	5,757	107	5,780
Net earnings	—	—	—	—	—	—	—	869	42	911
Other comprehensive earnings (loss)	—	—	—	—	—	—	(121)	—	(1)	(122)
Stock-based compensation	—	—	—	—	—	70	—	—	—	70
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(30)	—	—	—	(30)
Excess tax benefits on stock-based compensation	—	—	—	—	—	16	—	—	—	16
Stock issued upon exercise of stock options	—	—	—	—	—	40	—	—	—	40
Series A QVC Group stock repurchases	—	—	—	—	—	(785)	—	—	—	(785)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(58)	(58)
Acquisition of zulily	—	—	—	—	—	1,087	—	—	—	1,087
Acquisition of noncontrolling interest	—	—	—	—	—	(31)	—	—	(2)	(33)
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at December 31, 2015	$—	5	—	1	—	370	(215)	6,626	88	6,875

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

As further discussed in note 6, on August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc. (“TripAdvisor”) as well as BuySeasons, Inc. (“BuySeasons”), Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. Concurrently with the margin loans, Liberty and TripAdvisor Holdings entered into a promissory note whereby TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings (loss) and cash flows in such consolidated financial statements.

Additionally, on October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the Interactive Group (which we refer to as the QVC Group) to the Ventures Group of its Digital Commerce companies (defined below) and cash. The reattributed Digital Commerce companies are comprised of Liberty’s subsidiaries Backcountry.com, Inc. (“Backcountry”), Bodybuilding.com, LLC (“Bodybuilding”), CommerceHub, Evite, Inc. (“Evite”), and Provide Commerce, Inc. (“Provide”) (collectively, the “Digital Commerce” companies). See note 2 for additional information on the reattribution.

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

On October 1, 2015, Liberty acquired all the outstanding shares of zulily, inc. (“zulily”) (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

product styles launched every day.  Effective October 1, 2015, zulily is attributed to the QVC Group. See note 5 for additional information related to the acquisition.

On November 12, 2015, Liberty announced that its board of directors authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of newly formed companies to be called CommerceHub, Inc. and Liberty Expedia Holdings, Inc. (“Expedia Holdings”).  CommerceHub, Inc. is expected to be comprised of the CommerceHub business.  Expedia Holdings is expected to be comprised of, among other things, Liberty’s entire interest in Expedia, Inc. as well as Bodybuilding. The applicable record dates, distribution dates and distribution ratios for the spin-offs will be announced at a later date. Each of the spin-offs is intended to be tax-free to stockholders of Liberty Ventures and will be subject to various conditions including the receipt of an opinion of tax counsel.  Subject to the satisfaction of the applicable conditions, the completion of each of the spin-offs is expected to occur in the first half of 2016.

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

The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.  Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC in the LMC Split-Off.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position.  Pursuant to the Services Agreement, LMC will provide Liberty with  general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $13 million, $11 million and $15 million of these allocated expenses were reimbursed from Liberty to LMC for the years ended December 31, 2015, 2014 and 2013, respectively.

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  Following the reattribution, the Ventures Group is comprised primarily of our interests in Expedia, Inc., Interval Leisure Group, Inc., LendingTree, our Digital Commerce companies,  investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash in the amount of approximately $2,023 million (at December 31, 2015), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses. Following the reattribution, the QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015) and our 38% interest in HSN, Inc. as well as cash in the amount of approximately $426 million (at December 31, 2015), including subsidiary cash.

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

As the outcome of the transaction with Liberty Broadband and the Charter-TWC merger are uncertain due to pending regulatory approvals, Liberty has not reflected any financial impacts in the consolidated financial statements related to the respective agreements as of December 31, 2015.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2015	$92	84	(1)	(88)	87
2014	$86	95	(2)	(87)	92
2013	$76	81	1	(72)	86

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $87 million and $86 million for the years ended December 31, 2015 and 2014, respectively.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices.  U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statements of operations (the "fair value option").  Liberty had previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company).  Changes in the fair value of these economic hedges were reflected in Liberty's statements of operations as unrealized gains (losses).  In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities").  Accordingly, changes in the fair value of Fair Value Option Securities,

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.  The total value of AFS securities for which the Company has elected the fair value option aggregated $1,294 million and $1,220 million as of December 31, 2015 and 2014, respectively.

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

Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statements of operations through the gains (losses) on dilution of investments in affiliates line item.  To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

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

Derivative Instruments and Hedging Activities

All of the Company's derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statements of operations when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

The Company generally enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings.

During the year ended December 31, 2015, QVC entered into a hedge of a net investment in a foreign subsidiary.  The purpose of the investment is to protect QVC's investment in the foreign subsidiary against the variability of the U.S. dollar and Euro exchange rate.

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2015	2014
	amounts in millions
Land	$197	205
Buildings and improvements	947	935
Support equipment	909	847
Projects in progress	71	43
Total property and equipment	$2,124	2,030

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $153 million, $158 million and $147 million, respectively.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the identifiable assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

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

Noncontrolling Interests

The Company reports noncontrolling interests of subsidiaries within equity in the balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statements of operations.  Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.

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

Revenue Recognition

Retail revenue is recognized at the time of delivery to customers.  The revenue for shipments in-transit is recorded as deferred revenue and included in other current liabilities.  Additionally, service revenue, which is less than one percent of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

overall revenue, is recognized when the applicable criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  The total reduction in sales due to returns for the years ended December 31, 2015, 2014 and 2013 aggregated $2,037 million, $2,123 million and $2,134 million, respectively.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Cost of Sales

Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $154 million, $271 million and $258 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs are reflected in the selling, general and administrative expense line item in our consolidated statements of operations.

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

Stock compensation expense was $127 million, $108 million and $118 million for the years ended December 31, 2015, 2014 and 2013, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

December 31, 2015, 2014 and 2013

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

In November 2015, the FASB issued new accounting guidance to simplify the presentation of deferred income taxes.  The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet and permits the use of either a retrospective or prospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The Company has early adopted this guidance.  The retrospective application of this guidance decreased current “Deferred income tax liabilities” and increased noncurrent “Deferred income tax liabilities” by $972 million on the consolidated balance sheet as of December 31, 2014.

Earnings (Loss) Attributable to Liberty Interactive Corporation Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Liberty stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2015		2014	2013
QVC Group
Net earnings (loss) from continuing operations		$640	535	455
Net earnings (loss) from discontinued operations	$	NA	(15)	(17)
Liberty Ventures
Net earnings (loss) from continuing operations		$229	3	54
Net earnings (loss) from discontinued operations	$	NA	14	9

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

Series A and Series B QVC Group Common Stock

EPS for all periods through December 31, 2015, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2015, 2014 and 2013 are approximately 6 million, 1 million and less than one million potential common shares, respectively, because their inclusion would be antidilutive.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

	Years ended December 31,
	2015	2014	2013
	number of shares in millions
Basic WASO	475	484	519
Potentially dilutive shares	6	8	8
Diluted WASO	481	492	527

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

EPS for all periods through December 31, 2015, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the year ended December 31, 2015 are less than a million potential common shares because their inclusion would be antidilutive.

	Years ended December 31,
	2015	2014	2013
	number of shares in millions
Basic WASO	142	87	73
Potentially dilutive shares	1	1	1
Diluted WASO	143	88	74

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation. Such reclassifications include $135 million and $130 million reclassifications from operating expense to selling, general and administrative, including stock based compensation on the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively, related to a change in classification of certain broadcasting expenses at QVC.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. In August 2015, the FASB issued new accounting guidance on the presentation or subsequent measurement of debt issuance costs related to line of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

credit arrangements, which provides that such cost may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The amendments in these new accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  Liberty early adopted this guidance in the fourth quarter of 2015.  The retrospective application of this guidance decreased “Other assets” and “Long-term debt” by $43 million in the accompanying consolidated balance sheet as of December 31, 2014.  Refer to “Note 11 – Debt” below for the current year presentation.

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

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$154	—	7
Intangibles not subject to amortization	1,791	—	12
Intangibles subject to amortization	837	—	2
Net liabilities assumed	(214)	—	(7)
Deferred tax assets (liabilities)	(637)	—	10
Fair value of equity consideration	(1,087)	—	—
Cash paid for acquisitions, net of cash acquired	$844	—	24

Cash paid for interest	$374	362	362

Cash paid for income taxes	$318	44	410

(5)	Acquisitions

On October 1, 2015, Liberty acquired zulily for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of QVCA for each zulily share, with cash paid in lieu of any fractional shares.  The fair value of the issued shares was determined based on the trading price of QVCA shares on the last trading day prior to the acquisition. Funding for the $1.2 billion cash portion of the consideration came from cash on hand at zulily and a

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

distribution from QVC funded by a drawdown under its revolving credit facility (see note 11). zulily is attributed to the QVC Group and we believe that its business is complementary to QVC’s.

The initial purchase price allocation for zulily is as follows (amounts in millions):

Cash and cash equivalents	$341
Property and equipment	105
Other assets	46
Goodwill	860
Trademarks	920
Intangible assets subject to amortization	830
Accounts payable & Accrued liabilities	(145)
Other liabilities assumed	(65)
Deferred tax liabilities	(640)
$2,252

Intangible assets acquired during 2015 were comprised of customer relationships of $515 million with a weighted average life of approximately 4 years, email lists of $265 million with a weighted average life of approximately 2 years, and capitalized software of $50 million with a weighted average life of approximately 3 years. None of the acquired goodwill is expected to be deductible for tax purposes. As of December 31, 2015, the valuation related to the purchase is not final and the purchase price allocation is preliminary and subject to revision.  The primary areas of the purchase price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in net earnings (loss) from continuing operations for the year ended December 31, 2015 is $34 million related to zulily’s operations since the date of acquisition.

The Pro Forma revenue and net earnings from continuing operations of Liberty, prepared utilizing the historical financial statements of zulily, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2014, are as follows:

	Years Ended December 31,
	2015	2014
	amounts in millions
	(unaudited)
Revenue	$10,907	11,700
Net earnings (loss) from continuing operations	750	419

The Pro Forma information is not representative of Liberty’s future financial position, future results of operations or future cash flows nor does it reflect what Liberty’s financial position, results of operations or cash flows would have been as if the transaction had happened previously and Liberty controlled zulily during the periods presented.

(6)Disposals

On August 27, 2014, Liberty completed the TripAdvisor Holdings Spin-Off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, TripAdvisor Holdings. TripAdvisor Holdings is comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. Concurrently with the margin loans, Liberty and TripAdvisor Holdings entered into a promissory note

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

whereby TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

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

In October 2014, the IRS completed its examination of the TripAdvisor Holdings Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty executed a Closing Agreement with the IRS documenting this conclusion during 2015.

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions, except per share amounts):

	Years ended December 31,
	2014	2013
Revenue	$883	1,033
Earnings (loss) before income taxes	$68	(27)
Income tax (expense) benefit	$(20)	53
Earnings (loss) attributable to Liberty Interactive Corporation shareholders	$(1)	(8)

Earnings per share impact of discontinued operations

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
	2014	2013
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$(0.03)	(0.03)
Series A and Series B Liberty Ventures common stock	$0.16	0.12
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$(0.03)	(0.03)
Series A and Series B Liberty Ventures common stock	$0.16	0.12

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The assets and liabilities included in the TripAdvisor Holdings Spin-Off, and their resulting impacts on the attributed consolidated statements of operations, were included in discontinued operations based on which group owned the assets at the time of the TripAdvisor Holdings Spin-Off.

Provide was included in the Corporate and other segment prior to the sale of Provide to FTD on December 31, 2014 in exchange for cash and shares of FTD common stock representing approximately 35% of the combined company (see note 9 for additional information related to this transaction). Subsequent to this transaction, the Company’s interest in FTD, accounted for under the equity method, is included in Corporate and other. Given Liberty’s significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the Company’s consolidated financial statements.

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million. The sale resulted in a $105 million gain, which is included in “Gains (losses) on transactions, net” in the accompanying consolidated statements of operations. Backcountry is not presented as a discontinued operation as the sale did not represent a strategic shift that has a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying consolidated statements of operations is $227 million, $471 million and $433 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to Backcountry. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $3 million, earnings of $1 million and losses of $3 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to Backcountry. Included in total assets in the accompanying consolidated balance sheets as of December 31, 2014 is $323 million related to Backcountry.

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

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2015			December 31, 2014
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$2,225	2,225	—	2,147	2,147	—
Short term marketable securities	$910	331	579	889	277	612
Available-for-sale securities	$1,294	1,287	7	1,220	1,203	17
Debt	$2,480	—	2,480	2,574	—	2,574

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Fair Value Option Securities	$84	173	514
Exchangeable senior debentures	30	(230)	(553)
Other financial instruments	—	—	17
	$114	(57)	(22)

(8)   Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statements of operations (the "fair value option"). Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, the majority of which are considered Fair Value Option Securities and other cost investments, are summarized as follows:

	December 31,	December 31,
	2015	2014
	amounts in millions
QVC Group
Other cost investments	$4	4
Total attributed QVC Group	$4	4
Ventures Group
Time Warner Inc.	$284	375
Time Warner Cable Inc.	994	815
Other AFS investments	71	30
Total attributed Ventures Group	1,349	1,220
Consolidated Liberty	$1,353	1,224

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(9)    Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2015 and the carrying amount at December 31, 2014:

	December 31, 2015			December 31, 2014
	Percentage	Market	Carrying	Carrying
	ownership	value	amount	amount
		dollars in millions
QVC Group
HSN, Inc. (2)	38%	$1,014	$165	328
Other	various	N/A	43	47
Total QVC Group			208	375
Ventures Group
Expedia (1)(2)	16%	$2,934	927	514
FTD (3)	37%	$267	267	355
Other (4)	various	N/A	239	389
Total Ventures Group			1,433	1,258
Consolidated Liberty			$1,641	1,633

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
QVC Group
HSN, Inc.	$64	60	61
Other	(9)	(9)	(13)
Total QVC Group	55	51	48
Ventures Group
Expedia, Inc. (1)	118	58	31
FTD, Inc.	(83)	—	—
Other (4)	(150)	(70)	(46)
Total Ventures Group	(115)	(12)	(15)
Consolidated Liberty	$(60)	39	33

(1)

Liberty owns an approximate 16% equity interest and 52% voting interest in Expedia.  Liberty has entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, may vote its interests of Expedia, subject to certain limitations.  Additionally, through our governance arrangements with Mr. Diller, we have the right to appoint and have appointed 20% of the members of Expedia's board of directors, which is currently comprised of 13 members.  Therefore, we determined based on these arrangements that we have significant influence and have accounted for the investment as an equity method affiliate. The increase in our share of Expedia’s earnings during the year ended December 31, 2015 is primarily due to our share of a significant gain recognized by Expedia related to the sale of one of its subsidiaries.

(2)

During the years ended December 31, 2015, 2014 and 2013, Expedia, Inc. paid dividends aggregating $20 million, $15 million and $13 million, respectively, and HSN, Inc. (“HSNi”) paid dividends of $228 million, $22 million, and $16 million during the years ended December 31, 2015, 2014 and 2013, respectively, which were recorded as reductions to the investment balances.  Dividends from HSNi during the year ended December 31, 2015 included a special dividend of $10 per share from which Liberty received approximately $200 million in cash.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(3)

FTD acquired Liberty’s formerly wholly-owned subsidiary, Provide, on December 31, 2014. In exchange for Provide, Liberty received approximately 10.2 million shares of FTD common stock representing approximately 35% of the combined company and approximately $145 million in cash. Subsequent to completion of the transaction, Liberty accounts for FTD as an equity-method affiliate based on the ownership level and board representation. The carrying value of Liberty’s investment in FTD was impaired to the fair value (based on the closing price (level 1)) as of December 31, 2015.

(4)

The Other category for the Ventures Group is comprised of investments in LendingTree, Interval Leisure Group, alternative energy investments and other investments. The alternative energy investments generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statements of operations. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million, based on a discounted cash flow valuation (level 3), related to one of its alternative energy investments which has underperformed operationally.

Liberty recognized gains on dilution of investments in affiliates of $314 million during the year ended December 31, 2015, losses of $2 million during the year ended December 31, 2014 and gains of $1 million during the year ended December 31, 2013.  The significant dilution gain in 2015 is due to an acquisition by Expedia that was executed through the issuance of stock. This diluted Liberty’s ownership percentage at a price greater than our cost basis.

Expedia, Inc.

Summarized unaudited financial information for Expedia, Inc. is as follows:

Expedia, Inc. Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
	amounts in millions
Current assets	$2,979	2,924
Property and equipment, net	1,064	553
Goodwill	7,993	3,956
Intangible assets	2,794	1,290
Other assets	674	298
Total assets	$15,504	9,021
Current liabilities	$5,926	4,187
Deferred income taxes	474	453
Long-term debt	3,201	1,747
Other liabilities	973	740
Equity	4,930	1,894
Total liabilities and equity	$15,504	9,021

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Expedia, Inc. Consolidated Statements of Operations

	Years Ending December 31,
	2015	2014	2013
	amounts in millions
Revenue	$6,672	5,763	4,771
Cost of revenue	(1,309)	(1,179)	(1,038)
Gross profit	5,363	4,584	3,733
Selling, general and administrative expenses	(4,785)	(3,986)	(3,295)
Amortization	(164)	(80)	(72)
Operating income	414	518	366
Interest expense	(126)	(98)	(87)
Gain on sale of business	509	—	—
Other income (expense), net	129	45	21
Income tax (expense) benefit	(203)	(92)	(84)
Income (loss) from continuing operations	723	373	216
Net loss attributable to noncontrolling interests	41	25	17
Net earnings (loss) attributable to Expedia shareholders	$764	398	233

(10)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QVC	zulily	Corporate and Other	Total
	amounts in millions
Balance at January 1, 2014	$5,312	—	560	5,872
Impairments	—	—	(7)	(7)
Sale of subsidiary	—	—	(352)	(352)
Foreign currency translation adjustments	(106)	—	—	(106)
Other	—	—	(3)	(3)
Balance at December 31, 2014	$5,206	—	198	5,404
Acquisitions	—	860	10	870
Sale of subsidiary	—	—	(105)	(105)
Foreign currency translation adjustments	(57)	—	—	(57)
Balance at December 31, 2015	$5,149	860	103	6,112

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$2,259	(1,920)	339	2,308	(1,847)	461
Customer relationships	2,950	(2,141)	809	2,488	(2,015)	473
Other	1,077	(578)	499	735	(484)	251
Total	$6,286	(4,639)	1,647	5,531	(4,346)	1,185

The weighted average life of these amortizable intangible assets was approximately 9 years, at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $550 million, $504 million and $482 million for the years ended December 31, 2015, 2014 and 2013, respectively. Based on its amortizable intangible assets as of December 31, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2016	$709
2017	$506
2018	$228
2019	$97
2020	$69

Impairments

During the years ended December 31, 2014 and 2013, declining operating results as compared to budgeted results and certain trends related to certain e-commerce companies required a Step 2 impairment test and a determination of fair value for those subsidiaries.  Fair value for those subsidiaries, including the related intangibles and goodwill, were determined using the respective companies' projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).  As of December 31, 2015 accumulated goodwill impairment losses for certain e-commerce companies was $87 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(11)  Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2015	2015	2014
	amounts in millions
QVC Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	346	349	444
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 7.375% Senior Secured Notes due 2020	—	—	500
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,815	1,815	508
Other subsidiary debt	72	72	75
Deferred loan costs		(34)	(43)
Total QVC Group	$6,574	6,535	5,817
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$437	257	294
3.75% Exchangeable Senior Debentures due 2030	437	275	291
3.5% Exchangeable Senior Debentures due 2031	346	312	325
0.75% Exchangeable Senior Debentures due 2043	850	1,287	1,220
Subsidiary level notes and facilities
Other subsidiary debt	41	41	61
Total Ventures Group	$2,111	2,172	2,191
Total consolidated Liberty debt	$8,685	8,707	8,008
Less debt classified as current		(1,226)	(946)
Total long-term debt		7,481	7,062

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

December 31, 2015, 2014 and 2013

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

Each $1,000 debenture of Liberty LLC's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011.  MMI was acquired on May 22, 2012 for $40 per share in cash. Pursuant to the indenture, the cash paid to shareholders in the MMI acquisition was to be paid to the holders of the Motorola Exchangeables as an extraordinary distribution.  Liberty LLC made a cash payment of $184.096 per debenture in the second quarter of 2012 for a total payment of $111 million.  The remaining exchange value is payable, at Liberty's option, in cash or MSI stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of a cash distribution made by Liberty LLC in 2007, the cash disbursement discussed above and various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $577 as of December 31, 2015.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Liberty LLC will make an additional distribution on the HSNi Exchangeables if HSNi makes a distribution of cash (an “Excess Regular Cash Dividend”) in excess of $0.18, currently paid by the HSNi securities (other than publicly traded common equity securities) or other property with respect to the HSNi Reference Shares.  The principal amount of the HSNi Exchangeables will not be reduced by any amount we pay that corresponds to any Excess Regular Cash Dividends on the HSNi Reference Shares.  In January 2015, HSNi declared a special dividend of $10 per share from which Liberty received approximately $200 million in cash in February 2015.  Pursuant to the terms of the debentures, a portion of the special dividend ($54 million) was passed through to the holders of the notes and the outstanding principal balance was reduced in March 2015.  Additionally, HSNi declared cash dividends of $0.35 per share on March 9, 2015, June 1, 2015, August 31, 2015 and November 30, 2015.  The portion of the quarterly dividend in excess of the regular cash dividend of $0.18 per share was passed through to bondholders during 2015.

On October 5, 2016, Liberty LLC may, at its option, redeem the HSNi Exchangeables, in whole or in part, in each case at a redemption price, in cash, equal to the adjusted principal amount of the HSNi Exchangeables plus accrued and unpaid interest to the date of redemption plus any final period distribution.  Additionally, as of such date, holders may tender HSNi Exchangeables for purchase by Liberty LLC, at a purchase price equal to the adjusted principal amount plus accrued and unpaid interest to the purchase date plus any final period distribution. Liberty LLC may pay the purchase price, at its election, in cash or through delivery of HSNi Reference Shares (subject to the restrictions discussed previously) having a value equal to the purchase price or a combination of HSNi Reference Shares and cash.  If Liberty LLC makes a partial redemption, HSNi Exchangeables in an aggregate original principal amount of at least $100 million must remain outstanding. The HSNi Exchangeables are included in “current portion of debt” on the consolidated balance sheet as of December 31, 2015.

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

Liberty has sold, split-off or otherwise disposed of all of its shares of Motorola, Sprint and CenturyLink common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use owned shares to redeem the debentures, Liberty has classified for financial reporting purposes the portion of the debentures that could be redeemed for cash as a current liability.  Such amount aggregated $844 million at December 31, 2015.  Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is remote.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the Senior Debentures is payable semi-annually based on the date of issuance.

The Senior Debentures are stated net of an aggregate unamortized discount of $5 million at December 31, 2015 and 2014.  Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes are secured by the capital stock of QVC and certain of QVC’s

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

subsidiaries and have equal priority to QVC’s senior secured credit facility. The net proceeds from the March Notes offerings were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.

On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860% and $400 million principal amount 5.45% Senior Secured Notes due 2034 at an issue price of 99.784% (collectively, the “August Notes”). The August Notes are secured by the capital stock of QVC and certain of QVC’s subsidiaries and have equal priority to QVC’s senior secured credit facility. The net proceeds from the August Notes offerings were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 (the “Redemption”) on September 9, 2014 and for working capital and other general corporate purposes.

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

On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, a $21 million extinguishment loss is included in “Other, net” in the accompanying consolidated statement of operations for the year ended December 31, 2015.

QVC was in compliance with all of its debt covenants related to its outstanding senior notes at December 31, 2015.

QVC Bank Credit Facilities

On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The purpose of the amendment was to, among other things, extend the maturity of QVC’s senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings. The senior secured credit facility is secured by the capital stock of QVC. QVC had $434.8 million available under the terms of the senior secured credit facility at December 31, 2015. The interest rate on the senior secured credit facility was 1.9% at December 31, 2015.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as the ratio of consolidated total debt to consolidated Adjusted OIBDA for the most recent four fiscal quarter period. The Company defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). QVC was in compliance with all debt covenants related to the bank Credit Facility at December 31, 2015.

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

Other Subsidiary Debt

Other subsidiary debt at December 31, 2015 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Five Year Maturities

The annual principal maturities of Liberty's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2016	$390
2017	$27
2018	$29
2019	$428
2020	$1,837

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

	December 31,
	2015	2014
Senior debentures	$809	882
QVC senior secured notes	$3,374	4,118

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2015.

(12)Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Current:
Federal	$(191)	(157)	(97)
State and local	(26)	(32)	(26)
Foreign	(74)	(110)	(82)
	$(291)	(299)	(205)
Deferred:
Federal	$(67)	59	(19)
State and local	8	(23)	47
Foreign	8	5	(6)
	(51)	41	22
Income tax benefit (expense)	$(342)	(258)	(183)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Domestic	$1,111	676	575
Foreign	142	160	162
Total	$1,253	836	737

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Computed expected tax benefit (expense)	$(439)	(293)	(258)
State and local income taxes, net of federal income taxes	(24)	(7)	(15)
Foreign taxes, net of foreign tax credits	(4)	(2)	(7)
Sale of consolidated subsidiary	—	14	—
Impairment of intangible assets not deductible for tax purposes	—	(3)	(2)
Dividends received deductions	56	10	9
Alternative energy tax credits	61	58	54
Change in valuation allowance affecting tax expense	6	(2)	(27)
Impact of change in state rate on deferred taxes	(7)	(28)	66
Other, net	9	(5)	(3)
Income tax benefit (expense)	$(342)	(258)	(183)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Income tax expense was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of taxable dividends that are subject to a dividends received deduction. During 2014 and 2013, Liberty changed its estimate of the effective state tax rate used to measure its net deferred tax liabilities, based on expected changes to the Company’s state apportionment factors. The change in 2014 was caused by the sale of a consolidated subsidiary (Provide) on December 31, 2014.  The change in state apportionment factors during 2013 also changed the potential utilization of the Company’s state net operating loss carryforwards, which resulted in a valuation allowance being recorded for certain state net operating loss carryforwards that may expire unused. In both years, the rate change required an adjustment to the recognized deferred taxes at the corporate level. During 2015, 2014 and 2013, Liberty offset federal tax liabilities with tax credits derived from its alternative energy investments.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2015	2014
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$99	90
Foreign tax credit carryforwards	72	88
Accrued stock compensation	83	41
Other accrued liabilities	165	181
Other future deductible amounts	163	96
Deferred tax assets	582	496
Valuation allowance	(48)	(54)
Net deferred tax assets	534	442

Deferred tax liabilities:
Investments	883	703
Intangible assets	1,788	1,284
Discount on exchangeable debentures	1,148	1,009
Deferred gain on debt retirements	193	257
Other	24	10
Deferred tax liabilities	4,036	3,263
Net deferred tax liabilities	$3,502	2,821

The Company's valuation allowance decreased $6 million in 2015.  The entire change in valuation allowance affected tax expense.

At December 31, 2015, Liberty had net operating losses (on a tax effected basis) and foreign tax credit carryforwards for income tax purposes aggregating approximately $99 million and $72 million, respectively, which  will begin to expire in 2020 and beyond if not utilized to reduce domestic, state or foreign income tax liabilities in future periods.  These net operating losses and foreign tax credit carryforwards are expected to be utilized prior to expiration, except for $48 million of net operating losses which based on current projections of domestic, state and foreign income may expire unused.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Balance at beginning of year	$136	124	122
Additions based on tax positions related to the current year	14	16	19
Additions for tax positions of prior years	—	20	1
Reductions for tax positions of prior years	(12)	(3)	(3)
Lapse of statute and settlements	(34)	(21)	(15)
Balance at end of year	$104	136	124

As of December 31, 2015, 2014 and 2013 the Company had recorded tax reserves of $104 million, $136 million and $124 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $47 million, $68 million and $84 million for the years ended December 31, 2015, 2014 and 2013, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2016. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $5 million.

As of December 31, 2015, the Company's tax years prior to 2012 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2012 and 2013 tax year.  The Company's tax loss carryforwards from its 2011 through 2014 tax years are still subject to adjustment.  The Company's 2014 and 2015 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns.  QVC is currently under audit in the U.K., Germany and Italy.  The Company received an assessment related to an examination in Germany.  The Company believes that any amounts ultimately paid in connection with that assessment will be creditable against its U.S. federal income tax liability.

As of December 31, 2015, the Company had recorded $17 million of accrued interest and penalties related to uncertain tax positions.

(13) Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors.  As of December 31, 2015, no shares of preferred stock were issued.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Common Stock

Series A QVC Group and Liberty Ventures common stock has one vote per share, and Series B QVC Group and Liberty Ventures common stock has ten votes per share.  Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group.  The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

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

As of December 31, 2015, Liberty reserved for issuance upon exercise of outstanding stock options approximately 31.5 million shares of Series A QVC Group common stock and approximately 0.8 million shares of Series B QVC Group common stock. As of December 31, 2015, Liberty reserved for issuance upon exercise of outstanding stock options approximately 3.7 million shares of Series A Liberty Ventures common stock and approximately 1.5 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Ventures common stock there are 4 billion and 400 million shares of Series C QVC Group and Ventures common stock authorized for issuance, respectively. As of December 31, 2015, no shares of any Series C QVC Group and Ventures common stock were issued or outstanding.

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

On October 1, 2015, in conjunction with the acquisition of zulily, as discussed in note 5, Liberty issued 38.5 million shares of Series A QVC Group Common Stock.

Purchases of Common Stock

During the year ended December 31, 2013 the Company repurchased 46,305,637 shares of Series A QVC Group common stock for aggregate cash consideration of $1,089 million.

During the year ended December 31, 2014 the Company repurchased 27,356,993 shares of Series A QVC Group common stock for aggregate cash consideration of $785 million.

During the year ended December 31, 2015 the Company repurchased 28,134,498 shares of Series A QVC Group common stock for aggregate cash consideration of $785 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

(14)Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee (the "Committee") of Liberty approved a compensation arrangement, including term options discussed in note 15, for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause," he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason,” the arrangement provides for him to receive his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the CEO terminates his employment without “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law and a payment of the $11,750,000 and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the CEO's death or his disability, the arrangement provides that he will be entitled only to his accrued base salary and any amounts due under applicable law, a payment of 1.5 times his base salary during that year, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

In addition, beginning in 2015, the CEO will receive annual performance-based options to purchase shares of QVCB and LVNTB with a term of 7 years (the “Performance Options”) and performance-based restricted stock units with respect to QVCB and LVNTB (the “Performance RSUs” and together with the Performance Options, the “Performance Awards”) during the employment term.  Grants of Performance Awards will be allocated between Liberty and Liberty Media Corporation. The aggregate target amount to be allocated between Liberty and Liberty Media was $16 million with respect to calendar year 2015, and will be $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019.  Vesting of the Performance Awards will be determined based on satisfaction of performance metrics that will be set by Liberty and Liberty Media’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year.  In addition, Liberty and Liberty Media’s compensation committees may grant additional Performance Awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(15)  Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Interactive Corporation 2012 Incentive Plan, as amended (the "2012 Plan"), the Company may grant stock options (“Awards”)  to purchase shares of Series A and Series B QVC Group common stock and Liberty Ventures common stock.  The 2012 Plan provides for Awards to be made in respect of a maximum of 47 million shares of Liberty common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

Pursuant to the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan, as amended (the "2011 NDIP"), the Liberty Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

In connection with the zulily acquisition in October 2015 (see note 5), outstanding awards to purchase shares of zulily Class A and Class B common stock (a “zulily Award”) were exchanged for awards to purchase shares of Series A QVC Group common stock (a “QVCA Award”).  The exercise prices and number of shares subject to the QVCA Award were determined based on 1) the exercise prices and number of shares subject to the zulily Award and 2) a conversion ratio which was calculated using the acquisition exchange ratio, acquisition cash consideration, and pre-distribution trading price of the Series A QVC Group common stock, such that all of the pre-distribution intrinsic value of the zulily Award was allocated to the QVCA Award.  The exchange of such awards was considered a modification under ASC 805 – Business Combinations.  A portion of the fair value of the replacement QVCA Awards was attributed to the consideration paid in the acquisition.  The remaining portion of the fair value will be recognized in the consolidated financial statements over the remaining vesting period of each individual award.

In connection with the TripAdvisor Holdings Spin-Off during 2014, the holder of an outstanding Award to purchase shares of Liberty Ventures Series A and Series B common stock on the record date (a “Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of TripAdvisor Holdings common stock and an adjustment to the exercise price and number of shares subject to the original Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”).  Following the TripAdvisor Holdings Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripAdvisor Holdings common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

Additionally, outstanding stock options, relating to QVC Group common stock, were adjusted, using a similar methodology as described above, in connection with the stock dividend related to the reattribution of the Digital Commerce businesses from the QVC Group to the Ventures Group during October 2014.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Liberty – Grants

During the year ended December 31, 2015, Liberty granted:

•

2.2 million options, primarily to QVC employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $11.63 per share and vest semi-annually over four years.

•

1.7 million options to QVC’s CEO in connection with a new compensation arrangement, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $10.40 per share and vest 50% on each of December 31, 2019 and 2020.

•

2.5 million options, to Liberty employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $11.63 per share. 652 thousand of the options vest annually over 3 years and 1.7 million of the options vest 50% on each of December 31, 2019 and 2020.

•

683 thousand options to purchase shares of Series A Liberty Ventures common stock which had a weighted average grant-date fair value of $18.10 per share. Such options primarily vest 50% on each of December 31, 2019 and 2020.

•

132 thousand performance-based options of Series B QVC Group common stock and 135 thousand performance-based options of Series B Liberty Ventures common stock to the CEO of Liberty in connection with our CEO’s employment agreement.  Such options had a fair value of $10.10 per share and $16.94 per share, respectively, at the time they were granted.  Liberty also granted 182 thousand and 13 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  The restricted stock units had a fair value of $29.41 per share and $42.33 per share, respectively, at the time they were granted.  The performance-based options and restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.

During the year ended December 31, 2014, Liberty granted:

•

1.9 million options, primarily to QVC employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $12.04 per share and vest semi-annually over four years.

•	20 thousand options to purchase shares of Series A Liberty Ventures common stock which had a weighted average grant-date fair value of $16.55 per share and vest quarterly over four years.
•

646 thousand options of Series B QVC Group common stock and 1.4 million options of Series B Liberty Ventures common stock to the CEO of Liberty in connection with a new employment agreement (see note 14).  Such options had a weighted average grant-date fair value of $10.50 per share and $15.52 per share, respectively, and vest 50% on each of December 24, 2018 and 2019.

During the year ended December 31, 2013, Liberty granted, primarily to QVC employees, 4.3 million options to purchase shares of Series A QVC Group common stock. Such options had a weighted average grant-date fair value of $8.26 per share.

The Company has calculated the grant-date fair value for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2015, 2014 and 2013, the range of expected terms was 5.8 to 7.9 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The following table presents the range of volatilities used by Liberty in the Black-Scholes-Merton Model for the 2015, 2014, and 2013 QVC Group and Liberty Ventures grants.

	Volatility
2015 grants
QVC Group options	27.4%	-	39.7%
Liberty Ventures options	30.6%	-	42.4%
2014 grants
QVC Group options	33.6%	-	39.7%
Liberty Ventures options	41.1%	-	43.7%
2013 grants
QVC Group options	38.3%	-	38.7%
Liberty Ventures options	43.7%	-	49.9%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	QVC Group
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2015	24,900	$17.49				1,044	$24.78
zulily acquisition	7,612	$16.04				—	$—
Granted	6,406	$28.06				132	$29.41
Exercised	(6,419)	$14.83				(398)	$16.51
Forfeited/Cancelled	(1,017)	$25.50				—	$—
Outstanding at December 31, 2015	31,482	$19.57	5.0	years	$261	778	$29.79	6.0	years	$—
Exercisable at December 31, 2015	19,018	$16.75	3.9	years	$207	—	$—	—	years	$—

	Liberty Ventures
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2015	3,997	$19.10				1,507	$36.24
Granted	683	$41.50				135	$42.33
Exercised	(993)	$18.94				(100)	$16.82
Forfeited/Cancelled	(3)	$26.62				—	$—
Outstanding at December 31, 2015	3,684	$23.29	4.2	years	$80	1,542	$38.04	6.0	years	$11
Exercisable at December 31, 2015	2,876	$18.97	3.3	years	$75	—	$—	—	years	$—

As of December 31, 2015, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $113 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2015, 2014 and 2013 was $115 million, $91 million and $76 million, respectively.

Liberty - Restricted Stock

The Company had approximately 3 million and 149 thousand unvested restricted shares of QVC Group and Liberty Ventures common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2015.  These Series A and Series B unvested restricted shares of QVC Group and Liberty Ventures had a weighted average grant date fair value of $24.93 and $9.08 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2015, 2014 and 2013 was $16 million, $19 million and $16 million, respectively.

Other

Certain of the Company's other subsidiaries have stock-based compensation plans under which employees and non-employees are granted options or similar stock-based awards.  Awards made under these plans vest and become exercisable over various terms and are typically cash settled and recorded as liability awards.  Stock-based compensation expense related to CommerceHub more than doubled to $51 million during the year ended December 31, 2015.  The increase was primarily related to an increase in the fair value of CommerceHub (determined by a valuation based on discounted cash flows and market comparables (level 3)) and the continued vesting of outstanding awards. The awards and compensation recorded, if any, under the plans at the other subsidiaries are not significant to Liberty.

(16)Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $27 million, $27 million and $24 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

(17)Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Share of	AOCI
	currency	AOCI	of
	translation	of equity	discontinued
	adjustments	affiliates	operations	AOCI
	amounts in millions
Balance at January 1, 2013	$151	(3)	—	148
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(48)	2	(3)	(49)
Balance at December 31, 2013	103	(1)	(3)	99
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(178)	(18)	(3)	(199)
Distribution to stockholders for TripAdvisor Holdings Spin-Off	—	—	6	6
Balance at December 31, 2014	$(75)	(19)	—	(94)
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(100)	(21)	—	(121)
Balance at December 31, 2015	$(175)	(40)	—	(215)

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2015:
Foreign currency translation adjustments	$(118)	17	(101)
Share of other comprehensive earnings (loss) of equity affiliates	(33)	12	(21)
Other comprehensive earnings (loss)	$(151)	29	(122)
Year ended December 31, 2014:
Foreign currency translation adjustments	$(241)	49	(192)
Share of other comprehensive earnings (loss) of equity affiliates	(29)	11	(18)
Other comprehensive earnings (loss) from discontinued operations	(2)	1	(1)
Other comprehensive earnings (loss)	$(272)	61	(211)
Year ended December 31, 2013:
Foreign currency translation adjustments	$(65)	(8)	(73)
Share of other comprehensive earnings (loss) of equity affiliates	3	(1)	2
Other comprehensive earnings (loss) from discontinued operations	(5)	2	(3)
Other comprehensive earnings (loss)	$(67)	(7)	(74)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(18)Commitments and Contingencies

Operating Leases

Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $39 million, $47 million and $50 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of future minimum lease payments under noncancelable operating leases and build to suit leases as of December 31, 2015 follows (amounts in millions):

Years ending December 31:
2016	$41
2017	$43
2018	$41
2019	$37
2020	$34
Thereafter	$210

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2015.

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

Liberty defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2015, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•

QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet and mobile transactions through its domestic and international websites.

•

zulily – consolidated subsidiary that markets and sells unique products in the United States and several foreign countries through flash sales events, primarily through its desktop and mobile websites and mobile applications.

In prior years, Liberty voluntarily provided financial information for the Digital Commerce businesses on an aggregated basis.  Due to the sale of Provide and Backcountry and due to Liberty’s announced intention to pursue a plan to spin-off Bodybuilding and CommerceHub (as described in note 1), Liberty no longer provides separate financial information for the Digital Commerce businesses. The Digital Commerce businesses are now included in Corporate and other.

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

Performance Measures

	Years ended December 31,
	2015		2014		2013
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$8,743	1,894	8,801	1,910	8,623	1,841
zulily	426	21	NA	NA	NA	NA
Corporate and other (1)	—	(28)	1,227	29	1,596	83
Total QVC Group	9,169	1,887	10,028	1,939	10,219	1,924
Ventures Group
Corporate and other (1)	820	59	471	26	—	(11)
Total Ventures Group	820	59	471	26	—	(11)
Consolidated Liberty	$9,989	1,946	10,499	1,965	10,219	1,913

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Other Information

	December 31, 2015			December 31, 2014
		Investments			Investments
	Total	in	Capital	Total	in	Capital
	assets	affiliates	expenditures	assets	affiliates	expenditures
	amounts in millions
QVC Group
QVC	$12,058	43	215	12,226	47	183
zulily	2,741	—	3	NA	NA	NA
Corporate and other	342	165	—	544	328	43
Total QVC Group	15,141	208	218	12,770	375	226
Ventures Group
Corporate and other	6,039	1,433	40	5,828	1,258	15
Total Ventures Group	6,039	1,433	40	5,828	1,258	15
Consolidated Liberty	$21,180	1,641	258	18,598	1,633	241

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,946	1,965	1,913
Stock-based compensation	(127)	(108)	(118)
Depreciation and amortization	(703)	(662)	(629)
Impairment of intangible assets	—	(7)	(30)
Interest expense	(360)	(387)	(380)
Share of earnings (loss) of affiliates, net	(60)	39	33
Realized and unrealized gains (losses) on financial instruments, net	114	(57)	(22)
Gains (losses) on transactions, net	110	74	(1)
Gains (losses) on dilution of investments in affiliates	314	(2)	1
Other, net	19	(19)	(30)
Earnings (loss) from continuing operations before income taxes	$1,253	836	737

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Revenue by Geographic Area

Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
United States	$7,412	7,617	7,332
Japan	811	912	1,029
Germany	850	1,003	971
Other foreign countries	916	967	887
	$9,989	10,499	10,219

Long-lived Assets by Geographic Area

	December 31,
	2015	2014
	amounts in millions
United States	$637	529
Japan	156	176
Germany	173	210
Other foreign countries	174	178
	$1,140	1,093

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(20)Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2015:
Revenue	$2,214	2,252	2,153	3,370
Operating income	$236	269	247	364
Earnings from continuing operations	$152	258	198	303
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B QVC Group common stock	$151	112	154	223
Series A and Series B Liberty Ventures common stock	$(8)	130	36	71
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.32	0.24	0.33	0.45
Series A and Series B Liberty Ventures common stock	$(0.06)	0.92	0.26	0.50
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.31	0.24	0.33	0.44
Series A and Series B Liberty Ventures common stock	$(0.06)	0.91	0.25	0.50
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.32	0.24	0.33	0.45
Series A and Series B Liberty Ventures common stock	$(0.06)	0.92	0.26	0.50
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.31	0.24	0.33	0.44
Series A and Series B Liberty Ventures common stock	$(0.06)	0.91	0.25	0.50

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2014:
Revenue	$2,434	2,483	2,330	3,252
Operating income	$246	259	239	444
Earnings from continuing operations	$91	87	129	271
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B QVC Group common stock	$110	105	83	222
Series A and Series B Liberty Ventures common stock	$(28)	(28)	37	36
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.23	0.23	0.18	0.47
Series A and Series B Liberty Ventures common stock	$(0.45)	(0.47)	0.47	0.28
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.23	0.23	0.18	0.46
Series A and Series B Liberty Ventures common stock	$(0.45)	(0.47)	0.46	0.28
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.22	0.22	0.17	0.47
Series A and Series B Liberty Ventures common stock	$(0.38)	(0.38)	0.51	0.28
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.22	0.21	0.17	0.46
Series A and Series B Liberty Ventures common stock	$(0.38)	(0.38)	0.50	0.28

PART III

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

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file an amendment to this Form 10-K with the Securities and Exchange Commission on or before April 29, 2016.

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

2.2Agreement and Plan of Reorganization, dated as of August 16, 2015, by and among Liberty Interactive Corporation, zulily, inc., Mocha Merger Sub, Inc., and Ziggy Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015 (the “Reorganization Agreement”)).

3 - Articles of Incorporation and Bylaws:

3.1Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Form 8-A (File No. 001-33982) as filed on June 4, 2015).

3.2Certificate of Amendment to the Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

3.3Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2015 (File No. 001-33982)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1Form of Specimen certificate for shares of the Registrant's Series A QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

4.2Form of Specimen certificate for shares of the Registrant's Series B QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

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

10.8Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q).

10.9  Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”).*

10.10Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.11Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).

10.12Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K).

10.13Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

10.14Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).

10.15Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.16Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.17Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.18Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).

10.19Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.20Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.21Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.22Employment Agreement between Michael George and QVC, Inc. (“QVC”) dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.23Employment Agreement between Michael George and QVC, effective December 16, 2015.*

10.24Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 (File No. 001-33982)).

10.25Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)).

10.26Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-33982)).

10.27Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation.*

10.28Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.29Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.30Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K). 10.30 Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K) 10.31 Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.31  Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.32 Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014) (File No. 001-33982)).

10.33Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

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

10.41Second Amended and Restated Credit Agreement, dated as of March 9, 2015, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Issuing Banks, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 4.1 to QVC’s Current Report on Form 8-K (File No. 333-184501) as filed on March 13, 2015).

10.42Tender and Support Agreement, dated as of August 16, 2015, by and among Darrell Cavens, Mark Vadon, Liberty Interactive Corporation, Mocha Merger Sub, Inc. and zulily, inc. (incorporated by reference to Exhibit 99.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015).

10.43Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, Ltd., JANA Master Fund,

Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 29, 2015 (the “LBC 8-K”).

10.44Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.45Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.46 zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 (File No. 333-191617) as filed on October 8, 2013).

10.47zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 (File No. 333-191617) as filed on October 17, 2013).

10.48Form of Non-Qualified Stock Option Agreement*

10.49Form of Restricted Stock Award Agreement.*

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

31.2Rule 13a-14(a)/15d - 14(a) Certification.*

32Section 1350 Certification.**

99.1Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

99.3List of Omitted Schedules and Exhibits to the Reorganization Agreement (incorporated by reference to Exhibit 99.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 19, 2015).

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

LIBERTY INTERACTIVE CORPORATION

Date: February 26, 2016	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: February 26, 2016	By /s/Christopher W. Shean
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 26, 2016
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 26, 2016
Gregory B. Maffei	and President

/s/Christopher W. Shean	Chief Financial Officer	February 26, 2016
Christopher W. Shean	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael A. George	Director	February 26, 2016
Michael A. George

/s/M. Ian G. Gilchrist	Director	February 26, 2016
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 26, 2016
Evan D. Malone

/s/David E. Rapley	Director	February 26, 2016
David E. Rapley

/s/M. LaVoy Robison	Director	February 26, 2016
M. LaVoy Robison

/s/Larry E. Romrell	Director	February 26, 2016
Larry E. Romrell

/s/Andrea L. Wong	Director	February 26, 2016

Andrea L. Wong

/s/Mark Vadon	Director	February 26, 2016

Mark Vadon

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

2.2Agreement and Plan of Reorganization, dated as of August 16, 2015, by and among Liberty Interactive Corporation, zulily, inc., Mocha Merger Sub, Inc., and Ziggy Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015 (the “Reorganization Agreement”)).

3 - Articles of Incorporation and Bylaws:

3.1Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Form 8-A (File No. 001-33982) as filed on June 4, 2015).

3.2Certificate of Amendment to the Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

3.3Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2015 (File No. 001-33982)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1Form of Specimen certificate for shares of the Registrant's Series A QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

4.2Form of Specimen certificate for shares of the Registrant's Series B QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Liberty Interactive Corporation’s Form 8-A (File No. 001-33982) as filed on June 4, 2015).

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

10.8Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q).

10.9  Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”).*

10.10Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.11Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).

10.12Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K).

10.13Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

10.14Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).

10.15Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.16Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.17Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.18Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).

10.19Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.20Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.21Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.22Employment Agreement between Michael George and QVC, Inc. (“QVC”) dated May 3, 2011 (incorporated by reference to 10.23 to the Liberty 2011 10-K).

10.23Employment Agreement between Michael George and QVC, effective December 16, 2015.*

10.24Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 (File No. 001-33982)).

10.25Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)).

10.26Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-33982)).

10.27Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation.*

10.28Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

10.29Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.30Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K). 10.30 Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K) 10.31 Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.31  Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.32 Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014) (File No. 001-33982)).

10.33Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

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

10.41Second Amended and Restated Credit Agreement, dated as of March 9, 2015, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Issuing Banks, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 4.1 to QVC’s Current Report on Form 8-K (File No. 333-184501) as filed on March 13, 2015).

10.42Tender and Support Agreement, dated as of August 16, 2015, by and among Darrell Cavens, Mark Vadon, Liberty Interactive Corporation, Mocha Merger Sub, Inc. and zulily, inc. (incorporated by reference to Exhibit 99.1 to zulily, inc.’s Current Report on Form 8-K (File No. 001-36188), as filed on August 17, 2015).

10.43Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, Ltd., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 29, 2015 (the “LBC 8-K”).

10.44Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.45Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.46 zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 (File No. 333-191617) as filed on October 8, 2013).

10.47zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 (File No. 333-191617) as filed on October 17, 2013).

10.48Form of Non-Qualified Stock Option Agreement*

10.49Form of Restricted Stock Award Agreement.*

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

31.2Rule 13a-14(a)/15d - 14(a) Certification.*

32Section 1350 Certification.**

99.1Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

99.3List of Omitted Schedules and Exhibits to the Reorganization Agreement (incorporated by reference to Exhibit 99.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 19, 2015).

101.INSXBRL Instance Document.*

101.SCHXBRL Taxonomy Extension Schema Document.*

101.CALXBRL Taxonomy Calculation Linkbase Document.*

101.LABXBRL Taxonomy Label Linkbase Document.*

101.PREXBRL Taxonomy Presentation Linkbase Document.*

101.DEFXBRL Taxonomy Definition Document.*

*  Filed herewith.

** Furnished herewith.