Form 10-K/A
period 2015-12-31
Liberty Interactive Corp
filed 2016-04-29
CIK 1355096

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

The number of outstanding shares of Liberty Interactive Corporation’s common stock as of January 31, 2016 was:

	Series A	Series B

QVC Group common stock	458,219,342	29,218,527

Liberty Ventures common stock	135,023,356	7,092,111

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the 2015 Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2015 Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the 2015 Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2015 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2015 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Interactive Corporation as “Liberty Interactive,” “us,” “we” and “our” in this report.

LIBERTY INTERACTIVE CORPORATION

2015 ANNUAL REPORT ON FORM 10-K/A

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

Our board of directors currently consists of ten directors, divided among three classes. Our Class III directors, whose term will expire at the 2016 annual meeting, are John C. Malone, M. Ian G. Gilchrist, Mark C. Vadon and Andrea L. Wong. Our Class I directors, whose term will expire at the annual meeting of stockholders in the year 2017, are Evan D. Malone, David E. Rapley and Larry E. Romrell. Our Class II directors, whose term will expire at the annual meeting of stockholders in the year 2018, are Michael A. George, Gregory B. Maffei and M. LaVoy Robison.

Name	Positions

John C. Malone Age: 75

Chairman of the Board and a director of our company.

Professional Background: Mr. Malone has served as the Chairman of the Board of our company, including its predecessors, since its inception in 1994 and served as our company’s Chief Executive Officer from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI) from November 1996 until March 1999, when it was acquired by AT&T Corp. (AT&T), and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as (i) Chairman of the Board of Liberty Media Corporation (including its predecessor) since August 2011 and as a director since December 2010, (ii) Chairman of the Board of Liberty Broadband Corporation (Liberty Broadband) since November 2014, (iii) Chairman of the Board of Liberty Global plc (LGP) since June 2013, having previously served as Chairman of the Board of Liberty Global, Inc. (LGI), LGP’s predecessor, from June 2005 to June 2013 and LGI’s predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005 and a director of UnitedGlobalCom, Inc., now a subsidiary of LGP, from January 2002 to June 2005, (iv) a director of Discovery Communications, Inc. (Discovery) since September 2008 and a director of Discovery’s predecessor, Discovery Holding Company (DHC), from May 2005 to September 2008 and as Chairman of the Board from March 2005 to September 2008, (v) a director of Expedia, Inc. since December 2012, having previously served as a director from August 2005 to November 2012, (vi) a director of Charter Communications Inc. (Charter) since May 2013 and (vii) a director of Lions Gate Entertainment Corp. since March 2015. Previously, he served as (i) the Chairman of the Board of Liberty TripAdvisor Holdings, Inc. (Liberty TripAdvisor) from August 2014 to June 2015, (ii) a director of Sirius XM Holdings Inc. (Sirius XM) from April 2009 to May 2013, (iii) a director of Ascent Capital Group, Inc. from January 2010 to September 2012, (iv) a director of Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (v) a director of DIRECTV and its predecessors from February 2008 to June 2010 and (vi) a director of IAC/InterActiveCorp from May 2006 to June 2010.

Board Membership Qualifications: Mr. Malone, as President of TCI, co-founded Liberty Interactive’s former parent company and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills.

Name	Positions

Gregory B. Maffei Age: 55

Chief Executive Officer, President and a director of our company.

Professional Background: Mr. Maffei has served as a director of our company since November 2005, and as the President and Chief Executive Officer of our company since February 2006. He also served as our company’s CEO-Elect from November 2005 through February 2006. Mr. Maffei has served as the President and Chief Executive Officer of Liberty Media Corporation (including its predecessor) since May 2007, Liberty TripAdvisor since July 2013 and Liberty Broadband since June 2014. Prior thereto, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation, Chairman, President and Chief Executive Officer of 360networks Corporation, and Chief Financial Officer of Microsoft Corporation.

Other Public Company Directorships: Mr. Maffei has served as (i) a director of Liberty Media Corporation (including its predecessor) since May 2007, (ii) a director of Liberty TripAdvisor since July 2013 and as its Chairman of the Board since June 2015, (iii) a director of Liberty Broadband since June 2014 and (iv) the Chairman of the Board of Starz since January 2013. He has served as (i) the Chairman of the Board of Sirius XM since April 2013 and as a director since March 2009, (ii) the Chairman of the Board of Live Nation since March 2013 and as a director since February 2011, (iii) the Chairman of the Board of TripAdvisor, Inc. (TripAdvisor) since February 2013, (iv) a director of Charter since May 2013 and (v) a director of Zillow Group, Inc. since February 2015, having previously served as a director of its predecessor, Zillow, Inc., from May 2005 to February 2015. Mr. Maffei served as a director of (i) DIRECTV and its predecessors from February 2008 to June 2010, (ii) Electronic Arts, Inc. from June 2003 to July 2013 and (iii) Barnes & Noble, Inc. from September 2011 to April 2014.

Board Membership Qualifications: Mr. Maffei brings to our board significant financial and operational experience based on his current senior policy making positions at our company, Liberty Media Corporation, Liberty TripAdvisor, and Liberty Broadband and his previous executive positions at Oracle Corporation, 360networks Corporation and Microsoft Corporation. In addition, Mr. Maffei has extensive public company board experience. He provides our board with an executive leadership perspective on the strategic planning for, and operations and management of, large public companies.

Michael A. George Age: 54

A director of our company.

Professional Background: Mr. George has served as a director of our company since September 2011. He has served as the President of QVC, Inc. (QVC) since November 2005 and as its Chief Executive Officer since April 2006. Mr. George also serves on the board of directors of several non-profit organizations. Mr. George previously held various positions with Dell, Inc. (Dell) from March 2001 to November 2005, most notably as the chief marketing officer and general manager of Dell’s U.S. consumer business.

Other Public Company Directorships: Mr. George has served as a director of Brinker International, Inc. since March 2013.

Board Membership Qualifications: Mr. George brings to our board significant experience with commerce, retail and technology businesses based on his current executive position with QVC and his prior experience with Dell, as well as in his capacity as a senior partner at McKinsey & Company, Inc. His background and executive experience assist the board in evaluating strategic opportunities in the e-commerce and retail industries.

M. Ian G. Gilchrist Age: 66

A director of our company.

Professional Background: Mr. Gilchrist has served as a director of our company since July 2009. Mr. Gilchrist held various officer positions including Managing Director at Citigroup/Salomon Brothers from 1995 to 2008, CS First Boston Corporation from 1988 to 1995, and Blyth Eastman

Name	Positions

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

Evan D. Malone Age: 45

A director of our company.

Professional Background: Dr. Malone has served as a director of our company since August 2008. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, product design and prototyping services, since June 2009 and has been an engineering consultant for more than the past five years. Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC. During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company. Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 until 2001. He also is a founding member of Jet Wine Bar, a wine bar, and Rex 1516, a restaurant, both in Philadelphia.

Other Public Company Directorships: Dr. Malone has served as a director of Liberty Media Corporation (including its predecessor) since September 2011 and Sirius XM since May 2013.

Board Membership Qualifications: Dr. Malone brings an applied science and engineering perspective to the board. Dr. Malone’s perspectives assist the board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists the board in evaluating strategic opportunities.

David E. Rapley Age: 74

Professional Background: Mr. Rapley has served as a director of our company since July 2002, having previously served as a director during 1994. Mr. Rapley founded Rapley Engineering Services, Inc. (RESI) and served as its Chief Executive Officer and President from 1985 to 1998. Mr. Rapley also served as Executive Vice President of Engineering of VECO Corp. Alaska (a company that acquired RESI in 1998) from January 1998 to December 2001. Mr. Rapley served as the President and Chief Executive Officer of Rapley Consulting, Inc. from January 2000 to December 2014. From 2003 to 2013, Mr. Rapley was a director of Merrick & Co., a private firm providing engineering and other services to domestic and international clients. From 2008 to 2011, Mr. Rapley was chairman of the board of Merrick Canada ULC.

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

Name	Positions

dependent on technology, which continues to change and advance. Mr. Rapley’s perspectives assist the board in adapting to these changes and developing strategies for our businesses.

M. LaVoy Robison Age: 80

A director of our company.

Professional Background: Mr. Robison has served as a director of our company since June 2003. Mr. Robison served as the executive director of The Anschutz Foundation, a private foundation, from January 1998 to November 2010 and has served as a board member of that foundation since January 1998. He has also served as a deputy director of the American Museum of Western Art—The Anschutz Collection since February 2011. Prior to joining The Anschutz Foundation, he was a partner for over 25 years with KPMG LLP, having served at one point as that firm’s audit partner for our former parent, TCI.

Other Public Company Directorships: Mr. Robison has served as a director of Discovery since September 2008 and served as a director of its predecessor, DHC, from May 2005 to September 2008. Mr. Robison served as a director of LMI from June 2004 to June 2005.

Board Member Qualifications: Mr. Robison brings to our board extensive experience in public accounting and auditing, having spent more than two decades as a partner with KPMG LLP and its predecessor Peat, Marwick, Mitchell & Co., including serving as an SEC reviewing partner. He provides our board with executive and leadership perspective on financial reporting and accounting oversight of large public companies.

Larry E. Romrell Age: 76

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company since December 2011, having previously served as a director from March 1999 to September 2011. Mr. Romrell held numerous executive positions with TCI from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of Liberty Media Corporation (including its predecessor) since September 2011. He has served as a director of LGP since June 2013, having previously served as a director of LGI from June 2005 to June 2013 and as a director of LMI from May 2004 to June 2005. Mr. Romrell has served as a director of Liberty TripAdvisor since August 2014.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of companies in the media and telecommunications sector.

Name	Positions

Mark C. Vadon Age: 46

A director of our company.

Professional Background: Mr. Vadon has served as a director of our company since October 2015. Mr. Vadon co-founded zulily, inc. (zulily) and previously served as Chairman of zulily’s board of directors from October 2009 until October 2015 when we completed the acquisition of zulily. In addition, since August 2014, Mr. Vadon has served as Chairman of the Board of chewy.com, an internet retailer of pet food. Since 2013, Mr. Vadon also has served as a board member of the Vadon Foundation.

Other Public Company Directorships: Mr. Vadon has served on the board of directors of The Home Depot, Inc. since August 2012. From May 1999 to February 2008, Mr. Vadon was Chief Executive Officer of Blue Nile, Inc., which he founded in 1999 and also served as its Chairman of the board of directors from May 1999 to December 2013.

Board Membership Qualifications: Mr. Vadon brings extensive experience and in-depth knowledge of commerce, retail and technology businesses to our board based on his prior public company experience in senior policy-making positions at zulily and at Blue Nile, Inc. as its Chief Executive Officer. His background and executive experience assist the board in evaluating strategic opportunities in the e-commerce and retail industries.

Andrea L. Wong Age: 49

A director of our company.

Professional Background: Ms. Wong has served as a director of our company since April 2010. Ms. Wong has served as President, International Production for Sony Pictures Television and President, International for Sony Pictures Entertainment since September 2011. She previously served as President and Chief Executive Officer of Lifetime Entertainment Services from 2007 to April 2010. Ms. Wong also served as an Executive Vice President with ABC, Inc., a subsidiary of The Walt Disney Company, from 2003 to 2007.

Other Public Company Directorships: Ms. Wong has served as a director of Liberty Media Corporation (including its predecessor) since September 2011 and as a director of Hudson’s Bay Company since September 2014.

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

Richard N. Baer Age: 59

Mr. Baer has served as Chief Legal Officer of our company, Liberty Media Corporation, Liberty TripAdvisor and Liberty Broadband since January 2016. He previously served as Senior Vice President and General Counsel of our company and Liberty Media Corporation from January 2013 to December 2015, Liberty TripAdvisor from July 2013 to December 2015 and Liberty Broadband from June 2014 to December 2015. Previously, Mr. Baer served as Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated from May 2011 to December 2012. He served as Executive Vice President and General Counsel of Qwest Communications International Inc. from December 2002 to April 2011 and Chief Administrative Officer from August 2008 to April 2011.

Albert E. Rosenthaler Age: 56

Mr. Rosenthaler has served as Chief Tax Officer of our company, Liberty Media Corporation, Liberty TripAdvisor and Liberty Broadband since January 2016. He previously served as a Senior Vice President of our company from April 2002 to December 2015, Liberty Media Corporation (including its predecessor) from May 2007 to December 2015, Liberty

Name	Positions

TripAdvisor from July 2013 to December 2015 and Liberty Broadband from June 2014 to December 2015.

Christopher W. Shean Age: 50

Mr. Shean has served as the Chief Financial Officer of our company and Liberty Media Corporation since November 2011 and Liberty Broadband since June 2014. Mr. Shean previously served as a Senior Vice President of our company from January 2002 to December 2015, the Controller from October 2000 to October 2011 and a Vice President from October 2000 to January 2002. He served as a Senior Vice President of Liberty Media Corporation (including its predecessor) from May 2007 to December 2015 and the Controller from May 2007 to December 2015. Mr. Shean also served as Senior Vice President and Chief Financial Officer of Liberty TripAdvisor from July 2013 through December 2015.

Our executive officers will serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption other than Evan D. Malone, who is the son of John C. Malone. During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his or her ability or integrity.

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

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met.

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

Item 11.                    Executive Compensation.

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

•                  Gregory B. Maffei, our Chief Executive Officer and President;

•                  Christopher W. Shean, our Chief Financial Officer; and

•                  Michael A. George, Richard N. Baer and Albert E. Rosenthaler, our other three most highly compensated executive officers at the end of 2015.

We collectively refer to these persons as our named executive officers.

Compensation Discussion and Analysis

Compensation Overview

Our compensation committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy. That philosophy seeks to align the interests of the named executive officers with those of our stockholders, with the ultimate goal of appropriately motivating our executives to increase long-term stockholder value. To that end, the compensation packages provided to the named executive officers include significant performance-based bonuses and equity incentive awards.

Our compensation committee seeks to approve a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive and that is competitive relative to the compensation packages paid to similarly situated executives in other companies. Our compensation committee does not engage in any regular benchmarking analysis; rather, it is familiar with the range of total compensation paid by other companies and uses this range as a guide to ensure that the named executive officers receive attractive compensation packages. Our compensation committee believes that our compensation packages should assist our company in attracting and retaining key executives critical to our long-term success.

Our feedback from stockholders on this pay philosophy has been positive. At our 2014 annual stockholder meeting, stockholders representing 98.8% of the aggregate voting power of Liberty Interactive present and entitled to vote on our say-on-pay proposal approved, on an advisory basis, our executive compensation, as disclosed in our proxy statement for the 2014 annual meeting of stockholders. No material changes were implemented to our executive compensation program as a result of this vote. At our 2011 annual stockholder meeting, stockholders elected to hold a say-on-pay vote every three years and our board of directors adopted this as the frequency at which future say-on-pay votes would be held.

Services Agreement

In September 2011, we completed the split-off (the LMC Split-Off) of our former subsidiary then-known as Liberty Media Corporation (currently known as Starz, Old LMC). In January 2013, Old LMC completed the spin-off (the LMC Spin-Off) of its former subsidiary then-known as Liberty Spinco, Inc. (currently known as Liberty Media Corporation, Liberty Media). In connection with the LMC Split-Off, we entered into a services agreement with Old LMC, which was assumed by Liberty Media in the LMC Spin-Off (the services agreement). Pursuant to the services agreement, in 2015, we reimbursed Liberty Media for the portion of the base salary and certain other compensation Liberty Media paid to our employees that was allocable to us for time spent by each such employee related to our company. We do not reimburse Liberty Media for time spent by Mr. Maffei on Liberty Interactive matters. Rather, we pay Mr. Maffei directly pursuant to his employment agreement with our company. All of Mr. George’s compensation was paid by QVC and none of his time was allocated to Liberty Media because Mr. George did not provide any services to Liberty Media in 2015. The 2015 performance-based bonuses earned by the named executive officers of our company were paid directly by our company. During 2015, the allocable percentages of time spent performing services for Liberty Media, on the one hand, and our company, on the other hand, were reviewed quarterly by our audit committee for appropriateness. The salaries and certain perquisite information included in the “Summary Compensation Table” below (other than with respect to Mr. George, whose cash compensation is paid directly by QVC) include the portion of the compensation allocable to our company and for which we reimbursed Liberty Media and do not include the portion of the compensation allocable to Liberty Media. During the year ended December 31, 2015, the weighted average percentage of each such named executive officer’s time that was allocated to our company was: Mr. Baer — 50%; Mr. Rosenthaler — 55%; and Mr. Shean — 62%.

Setting Executive Compensation

In making its compensation decision for each named executive officer, our compensation committee considers the following:

•                  each element of the named executive officer’s historical compensation, including salary, bonus, equity compensation, perquisites and other personal benefits, and weights equity compensation most heavily;

•                  the financial performance of our company compared to internal forecasts and budgets;

•                  the scope of the named executive officer’s responsibilities;

•                  the competitive nature of the compensation packages offered based on general industry knowledge of the media, telecommunications and entertainment industries and use of survey information provided by Mercer (US) Inc. (Mercer) and others; and

•                  the performance of the group reporting to the named executive officer.

In addition, when setting compensation, our compensation committee considers the recommendations obtained from our Chief Executive Officer as to all elements of the compensation packages of Mr. Baer, Mr. George, Mr. Rosenthaler and Mr. Shean. To make these recommendations, our Chief Executive Officer evaluates the performance and contributions of each such named executive officer. He also considers whether the pay packages afforded to such named executive officers are competitive and are aligned internally.  He also evaluates the named executive officer’s performance against individual, department and corporate goals.

In December 2014, our compensation committee approved a new five-year employment agreement with Mr. Maffei (the 2015 Maffei Employment Agreement), which sets his compensation for the term of the agreement. See “—Executive Compensation Arrangements—Gregory B. Maffei” below. Prior to entering into the 2015 Maffei Employment Agreement, our compensation committee obtained information from Mercer with respect to chief executive officer compensation packages at e-commerce and brick and mortar retailers, television shopping networks, and entertainment and travel companies and discussed this comparative information and alternative equity award structures with Mercer.

In September 2015, our compensation committee approved a new five-year employment agreement with Mr. George (the 2015 George Employment Agreement) and granted equity awards in connection with the execution of the 2015 George Employment Agreement. See “—Changes for 2016—2015 George Employment Agreement” below. Prior to entering into the 2015 George Employment Agreement, our compensation committee considered the recommendation of Mr. Maffei with respect to Mr. George’s compensation package. When considering Mr. Maffei’s recommendations concerning Mr. George’s compensation, our compensation committee reviewed compensation data from companies similar to QVC, which was compiled by Mercer, as a reference point for the proposed new compensation arrangement. Based on this review, our compensation committee determined to confirm and approve the proposed arrangement.

Elements of 2015 Executive Compensation

For 2015, the principal components of compensation for the named executive officers were:

•                  base salary;

•                  a performance-based bonus, payable in cash;

•                  performance-based stock option and restricted stock unit awards granted to Mr. Maffei;

•                  stock option awards granted to Messrs. Rosenthaler and Shean consisting of (i) multi-year stock option awards to purchase 255,199 shares of Series A QVC Group common stock (QVCA) and 70,850 shares of Series A Liberty Ventures common stock (LVNTA) that vest in equal increments on each of December 31, 2019 and 2020 and (ii)

stock option awards to purchase 112,875 shares of QVCA and 31,933 shares of LVNTA that vest in equal installments on each of March 4, 2016, March 4, 2017 and March 4, 2018;

•                  with respect to Mr. George, a multi-year stock option award in connection with the signing of the 2015 George Employment Agreement of options to purchase 1,680,065 shares of QVCA that vest in equal increments on each of December 31, 2019 and December 31, 2020 (collectively, the 2015 Term Options); and

•                  perquisites and other limited personal benefits.

Base Salary

The base salaries of the named executive officers are reviewed on an annual basis (other than Messrs. Maffei and George, whose salaries are governed by their respective employment agreements), as well as at the time of any change in responsibilities. Typically, after establishing a named executive officer’s base salary, salary increases are limited to cost-of-living adjustments, adjustments based on changes in the scope of the named executive officer’s responsibilities, and adjustments to align the named executive officer’s salary level with those of our other named executive officers. Our compensation committee believes base salary should be a relatively smaller portion of each named executive officer’s overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. After completion of the annual review in December 2014, the 2015 base salaries of Messrs. Baer, Rosenthaler and Shean were increased by 3%, reflecting a cost-of-living adjustment. Additionally, in February 2015, the base salaries for Messrs. Rosenthaler and Shean were further increased by 3% and 1%, respectively, to better align the base salaries of our company’s senior officers with the salaries of other senior officers with similar levels of responsibility. In 2015, Messrs. Maffei and George received the base salary increases prescribed by the 2015 Maffei Employment Agreement and Mr. George’s prior employment agreement, respectively. Effective December 16, 2015, Mr. George received the increase prescribed by the 2015 George Employment Agreement.

2015 Performance-based Bonuses

Liberty Awards—Overview. For 2015, our compensation committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. George, who participated in a separate performance-based bonus program, described under “—QVC Bonus Award” below), which was structured to comply with Section 162(m) of the Internal Revenue Code (the Code). The 2015 bonus program was comprised of two components: a bonus amount payable based on each participant’s individual performance (the Individual Performance Bonus) and a bonus amount payable based on the corporate performance of our company (the Corporate Performance Bonus). No amounts would be payable under our 2015 bonus program unless a minimum corporate performance was achieved: the combined Adjusted OIBDA of (i) QVC and (ii) Backcountry.com, Inc. (Backcountry.com), Bodybuilding.com, LLC, Evite, Inc., Commerce Technologies, Inc. and LMC Right Start, Inc. (collectively, the Digital Commerce Companies) for the year ended December 31, 2015 was required to exceed $750 million (the Threshold). If the Threshold was met, the notional bonus pool for our company would be funded with 1.0% of the amount by which such combined Adjusted OIBDA exceeded $750 million (the bonus pool). If the bonus pool were insufficient to cover the aggregate maximum bonus amounts of all participants (as described in more detail below), each participant’s maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount. For purposes of the bonus program, Adjusted OIBDA is defined as revenue less cost of sales, operating expense and selling, general and administrative (SG&A) expense (excluding stock compensation).

Each participant was assigned a maximum bonus for each of Liberty Media and Liberty Interactive.  The maximum bonuses for our participants were as follows: Mr. Maffei - $4,803,750; Mr. Baer - $875,243; and Messrs. Rosenthaler and Shean - $850,000 (each participant’s LIC Maximum Bonus). Liberty Media established maximum bonuses for our participants in the same amounts (the LMC Maximum Bonus). The total of the LIC Maximum Bonus and the LMC Maximum Bonus will be referred to as the Combined Maximum Bonus.

To determine the LIC Maximum Bonus for each of Messrs. Baer, Rosenthaler, and Shean, our compensation committee divided the base salary paid by our company in half, recognizing that the other half would be subject to Liberty Media’s bonus program. Our compensation committee then set the LIC Maximum Bonus at two times the quotient above. In February 2015, the LIC Maximum Bonus amount for each of Messrs. Rosenthaler and Shean was increased from 1.5 times to two times to align the compensation of our company’s senior officers more closely. Mr. Baer’s LIC Maximum Bonus amount is consistent with the percentage applied to him with respect to our previous performance-based bonus programs. Mr. Maffei’s maximum bonus was set at five times the base salary paid by our company, which is consistent with the terms of the 2015 Maffei Employment Agreement.

Assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LIC Maximum Individual Bonus) equal to the LIC Allocable Time Percentage (as defined below) multiplied by 60% of the Combined Maximum Bonus for that participant (the Combined Maximum Individual Bonus). The LIC Maximum Individual Bonus was subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of our company. The LIC Allocable Time Percentage for each participant is equal to the percentage of such participant’s time that was spent performing services for our company under the services agreement, as determined by our compensation committee for purposes of the payment of bonuses: 45% as to Mr. Maffei; 50% as to Mr. Baer; 55% as to Mr. Rosenthaler; and 62% as to Mr. Shean. Under Liberty Media’s corollary program, each participant was entitled to receive from Liberty Media an amount (the LMC Maximum Individual Bonus) equal to the remaining portion of the Combined Maximum Individual Bonus, subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of Liberty Media. Our compensation committee believes this construct was appropriate in light of the services agreement and the fact that each participant splits his professional time and duties.

Also, assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LIC Maximum Corporate Bonus) equal to the LIC Corporate Percentage (as defined below) multiplied by 40% of his Combined Maximum Bonus (the Combined Maximum Corporate Bonus), subject to reduction based on a subjective determination of the corporate performance of our company. The LIC Corporate Percentage was determined by reference to the historical relative market capitalizations of our company and Liberty Media. Under Liberty Media’s corollary program, each participant was entitled to receive from Liberty Media an amount (the LMC Maximum Corporate Bonus) equal to the remaining portion of the Combined Maximum Corporate Bonus, subject to reduction based on a subjective determination of the corporate performance of Liberty Media.

In December 2015, our compensation committee and the Liberty Media compensation committee collaborated in their review of our respective named executive officers’ individual performance criteria and their review of each company’s corporate performance metrics. Notwithstanding this collaborative effort, our compensation committee retained sole and exclusive discretion with respect to the approval of award terms and amounts payable under our bonus program.

Also, in December 2015, our compensation committee determined that the combined Adjusted OIBDA for QVC and the Digital Commerce Companies was approximately $1,966.1 million using the formula described above, exceeding the Threshold by approximately $1,246.1 million, thereby creating a notional bonus pool of approximately $12.46 million, which exceeded the amount necessary to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount. These calculations were done on a constant currency basis.

Individual Performance Bonus.  Our compensation committee then reviewed the individual performance of each participant to determine the reductions that would apply to each participant’s LIC Maximum Individual Bonus. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure. This determination was based on reports of our board, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participants for determining the reduction that would apply to the LIC Maximum Individual Bonus, our compensation committee considered the various performance objectives related to our company which had been assigned to each participant for 2015, including:

Individual	Performance Objectives

Gregory B. Maffei

•                  Develop strategic initiatives for our company, including pursuit of advantageous investments, acquisitions and divestitures, including the acquisition of zulily, the successful sale of Backcountry.com and the execution of proposed spin-off transactions

•                  Assist QVC with global reorganization and refinancing of debt

•                  Support development and goals of management team

•                  Achieve company financial goals

Individual	Performance Objectives

Richard N. Baer

•                  Provide sound and timely advice to senior management and board on key issues

•                  Provide effective legal support in connection with mergers, acquisitions, investments and other transactional matters

•                  Facilitate, along with other members of senior management team, sound approach to governance and compliance

•                  Provide legal support to, and assess and appropriately manage significant legal matters of, subsidiaries and controlled companies

Albert E. Rosenthaler

•                  Continue legislative efforts

•                  Provide effective tax counsel and advice on strategic initiatives

•                  Obtain full or partial acceptance letter from IRS for 2014 Compliance Assurance Process

•                  Train and develop internal tax staff

Christopher W. Shean

•                  Support corporate restructurings

•                  Explore opportunities to maximize value of investments in FTD Companies, Inc. and Digital Commerce Companies

•                  Assess and optimize functionality of financial reporting team

•                  Train and develop internal finance staff

Following a review of the participants’ performance, our compensation committee determined to pay each participant the following portion of his LIC Maximum Individual Bonus:

Name	LIC Maximum Individual Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$2,594,025	81.3%	$2,107,646
Richard N. Baer	$525,146	81.3%	$426,681
Albert E. Rosenthaler	$561,000	87.5%	$490,875
Christopher W. Shean	$632,400	81.3%	$513,825

Corporate Performance Bonus.  Our compensation committee then made a subjective determination as to the reductions that would apply to each participant’s LIC Maximum Corporate Bonus. In making this determination, our compensation committee reviewed forecasts of 2015 Adjusted OIBDA, revenue and free cash flow (as defined below) for QVC and the Digital Commerce Companies, all of which forecasts were prepared in December 2015 and are set forth in the table below. Also set forth in the table below are the corresponding actual financial measures achieved for 2015, which were within one percent of our forecasts except that actual free cash flow was 92.1% of the forecast. In determining whether any reductions would be made to the LIC Maximum Corporate Bonus payable to each participant, our compensation committee weighted the corporate performance metrics as follows: 25% attributable to revenue growth, 50% attributable to Adjusted OIBDA growth and 25% attributable to growth in free cash flow.

(dollar amounts in millions)	2015 Forecast	2015 Actual	Actual / Forecast
Revenue(1)	$9,949.9	$9,921.5	99.7%
Adjusted OIBDA(1)	$2,053.3	$2,034.0	99.1%
Free Cash Flow(1)(2)	$964.9	$888.8	92.1%

(1)         Revenue, Adjusted OIBDA and Free Cash Flow information represent the summation for QVC and the Digital Commerce Companies. Backcountry.com was sold effective June 30, 2015 and results for Backcountry.com have been included for the first six months of 2015.

(2)         Defined for purposes of the bonus program as Adjusted OIBDA less all other operating and investing items. Free cash flow information is excluded for Backcountry.com completely as the measurement was a year-end comparison to budget and the business was sold mid-year.

Based on a review of these forecasts, our compensation committee determined that the growth metrics were achieved to the extent described below:

Growth Factor	Liberty Interactive Corporation
Revenue	19.5% of a possible 25%
Adjusted OIBDA	46% of a possible 50%
Free Cash Flow	16.95% of a possible 25%

Our compensation committee then used its subjective discretion to translate the achievement of these growth metrics into a percentage payable to each participant of his LIC Maximum Corporate Bonus, as follows:

Name	LIC Maximum Corporate Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$2,091,343	89.6%	$1,874,240
Richard N. Baer	$381,042	89.6%	$341,486
Albert E. Rosenthaler	$370,053	89.6%	$331,638
Christopher W. Shean	$370,053	89.6%	$331,638

Aggregate Results. The following table presents information concerning the aggregate 2015 performance-based bonus amounts payable to each named executive officer by our company (other than Mr. George), after giving effect to the determinations described above.

Name	Individual Performance Bonus	Corporate Performance Bonus	Total Bonus
Gregory B. Maffei	$2,107,646	$1,874,240	$3,981,886
Richard N. Baer	$426,681	$341,486	$768,167
Albert E. Rosenthaler	$490,875	$331,638	$822,513
Christopher W. Shean	$513,825	$331,638	$845,463

Our compensation committee then noted that, when combined with the total 2015 performance-based bonus amounts paid by Liberty Media to the overlapping named executive officers, each of our named executive officers received the following portion of his respective Combined Maximum Bonus:

Name	Combined Maximum Bonus	Combined Percentage Paid
Gregory B. Maffei	$9,607,502	84.6%
Richard N. Baer	$1,750,486	84.6%
Albert E. Rosenthaler	$1,700,000	88.3%
Christopher W. Shean	$1,700,000	84.6%

For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

QVC Bonus Award.  Mr. George’s 2015 performance-based bonus was structured to align with the 2015 performance-based bonus program established at QVC for QVC senior global officers and to comply with Section 162(m) of the Code. Pursuant to the program, Mr. George would be paid a bonus based upon 2015 QVC Global EBITDA performance (including QVC’s CNR joint venture, but excluding results from QVC France), with a target bonus amount of 100% of his base salary as required by the terms of his employment agreement and a maximum bonus amount of 260% of his base salary. For this purpose, QVC Global EBITDA was defined as earnings before interest, taxes, depreciation and amortization of QVC (consolidated, on a constant currency basis).

For any bonus to be paid, 2015 QVC Global EBITDA would need to equal or exceed $1,969.9 million. If 2015 QVC Global EBITDA equaled or exceeded $1,969.9 million, then Mr. George would be eligible to receive a maximum bonus of 260% of his base salary, subject to reduction in the discretion of our compensation committee based on QVC Global EBITDA performance and individual performance, among other things. QVC Global EBITDA for 2015 was $1,969.9 million, which translated to a payout at 94% of target, which would have been $1,187.5 million. Our compensation committee then approved a bonus payment of $1,000,000, which was 80% of Mr. George’s base salary at December 31, 2015, based on the committee’s subjective review of Mr. George’s and QVC’s performance during 2015. Mr. George’s payout was also in line with the payout percentages approved for QVC’s other senior global officers.

Equity Incentive Compensation

The Liberty Interactive Corporation 2012 Incentive Plan (As Amended and Restated as of March 31, 2015) (the 2012 Incentive Plan) provides, and prior to its expiration, the Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended (the 2010 Incentive Plan), provided, for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units, stock appreciation rights and performance awards. Our compensation committee has a preference for grants of stock-based incentive awards (restricted stock units, restricted stock and options) as compared with cash incentive awards based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, typically measured by reference to the closing price on the grant date.

Maffei Performance-based Equity Awards.  In December 2014, we entered into the 2015 Maffei Employment Agreement which provides Mr. Maffei with the opportunity to earn annual equity incentive awards during the employment term. See “—Executive Compensation Arrangements—Gregory B. Maffei” for additional information about the annual awards to be provided under the 2015 Maffei Employment Agreement.

For 2015, our compensation committee adopted an annual, performance-based equity award program for Mr. Maffei pursuant to the 2015 Maffei Employment Agreement. That program was intended to comply with Section 162(m) of the Code so that the annual awards would be determined to be performance-based compensation. In accordance with the 2015 Maffei Employment Agreement, our compensation committee granted performance equity awards in March 2015 in the grant values specified by the 2015 Maffei Employment Agreement (the LIC Target Equity Awards), which awards would be vested by our compensation committee by March 15, 2016, if and to the extent earned by Mr. Maffei. Consistent with the 2015 Maffei Employment Agreement, after reviewing the relative market capitalizations of our company and Liberty Interactive, our compensation committee determined that $9,489,600 in initial grant value would be issued as LIC Target Equity Awards. Liberty Media’s compensation committee likewise determined that $6,510,400 in initial grant value would be issued as Liberty Media target performance equity awards, for a combined initial target grant value from the two companies of $16 million. Under the 2015 Maffei Employment Agreement, Mr. Maffei has the right, with certain limitations, to designate the percentage of such award value he will receive in the form of restricted stock units and stock options. Mr. Maffei elected to receive 80% of his Series B Liberty Ventures common stock (LVNTB) LIC Target Equity Awards in the form of stock options and elected to receive the balance in the form of restricted stock units. He elected to receive 20% of his Series B QVC Group common stock (QVCB) LIC Target Equity Awards in the form of restricted stock units and elected to receive the balance in the form of stock options.

Accordingly, in March 2015, our compensation committee approved a grant of LIC Target Equity Awards of 131,725 stock options to purchase QVCB shares, 135,478 stock options to purchase LVNTB shares, in each case with a term of seven years (collectively, the 2015 Annual Options), and 182,215 restricted stock units with respect to QVCB shares and 13,470 restricted stock units with respect to LVNTB shares (collectively, the 2015 Annual RSUs). Our compensation committee then set a maximum grant value payout of the annual performance awards based on our company’s relative market capitalization of $14,234,400 (the LIC 162(m) Maximum) and Liberty Media’s compensation committee similarly set a maximum grant value payout of $9,765,600, for a combined maximum payout of $24 million. Any payout of an equity award by our company above $9,489,600 would be in our compensation committee’s sole discretion, would be issued in the first quarter of 2016, and would vest immediately after grant (an LIC Above-Target Award).

The LIC Target Equity Awards were earned and vested based on achievement of objective metrics that were designed to qualify the payment as performance-based compensation under Section 162(m) (the 162(m) objective metrics). Subject to Mr. Maffei’s right under the 2015 Maffei Employment Agreement to receive a guaranteed portion of the LIC Target Equity Awards upon achievement of the 162(m) objective metrics, our compensation committee considered whether to use its negative discretion to reduce the award earned under the 162(m) objective metrics. For the reasons discussed below, our compensation committee determined in March 2016 that a portion of the LIC Target Equity Awards would vest and that no LIC Above-Target Awards would be granted.

162(m) Objective Metrics. Our compensation committee selected the following 162(m) objective metrics for the LIC Target Equity Awards: revenue growth, Adjusted OIBDA growth and free cash flow as compared to budget at QVC and the Ventures Group, which was defined in this program as the Digital Commerce Companies. For purposes of the LIC Target Equity Awards, results at the Ventures Group are measured on a combined basis. For purposes of the LIC Target Equity Awards, Adjusted OIBDA is defined as revenue less cost of sales, operating expense and SG&A (excluding stock compensation).

	QVC(1) (weighted 70%)			Ventures Group(2) (weighted 30%)
	Revenue	Adjusted OIBDA	Free Cash Flow(3)	Revenue	Adjusted OIBDA	Free Cash Flow(3)
	(dollars in millions)
Metric weighting	25%	50%	25%	25%	50%	25%
Percentage achieved	3.39%	2.23%	88.36%	6.07%	12.43%	(231.08)%
Vesting percentage	77.80%	64.60%	53.40%	0.00%	100.00%	0.00%
Weighted average vesting		65.10%			50.00%
Total weighted vesting percentage			60.58%

(1)         Results exclude our recent acquisition of zulily.

(2)         Results include Backcountry.com for the six months ended June 30, 2015 and 2014.

(3)         Defined for purposes of the LIC Target Equity Awards as Adjusted OIBDA less all other operating and investing items. Free cash flow information is excluded for Backcountry.com completely as the measurement was a year-end comparison to budget and the business was sold mid-year.

Based on this financial performance, our compensation committee determined and certified that it could award a maximum number of LIC Target Equity Awards equaling a grant value of $8,622,772, which was 60.58% of the LIC 162(m) Maximum. Our compensation committee then considered whether to reduce such maximum payout of $8,622,772 and determined to do so based on a combination of objective, subjective and discretionary criteria that had been established in March 2015. In March 2016, our compensation committee reviewed Mr. Maffei’s performance to determine the extent to which he would vest in his LIC Target Equity Awards. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single individual performance metric, to assess Mr. Maffei’s performance in respect of QVC, the Ventures Group and our other investments. Our compensation committee considered in its evaluation reports from our board, the observations of committee members throughout the year and an executive self-evaluation. Our compensation committee also considered the criteria below in evaluating Mr. Maffei’s performance:

Individual Performance Metrics

•                  Total stockholder return as compared to peer groups and the S&P 500;

•                  Leadership ability;

•                  Successful pursuit of merger, acquisition and divestiture opportunities, including the successful acquisition of zulily and the sale of Backcountry.com;

•                  Successful financial engineering efforts;

•                  Management succession planning efforts;

•                  Successful accomplishment of annual goals in the performance-based bonus program;

•                  Year-over-year improvement in the fair market value of our investments in subsidiary assets; and

•                  Return on investment of alternative energy projects, based on projections as to timing, dollar amounts and tax benefits.

Following a review of Mr. Maffei’s performance, our compensation committee approved vesting of 85.36% of Mr. Maffei’s 2015 LIC Target Equity Award. Our compensation committee believed it appropriate to vest these awards due to the successful achievement of the above-listed metrics and the financial and operational performance of our significant subsidiaries during 2015. In the aggregate, Mr. Maffei vested in 112,436 stock options to purchase QVCB shares and 115,639 stock options to purchase LVNTB shares. In connection with the vesting of his 2015 Annual RSUs, Mr. Maffei received 155,533 QVCB shares and 11,498 LVNTB shares. The aggregate initial grant value of these awards was $8,100,000. For more information regarding the LIC Target Equity Awards, please see the “Grants of Plan-Based Awards” table below.

Other 2015 Stock Option Awards.  Consistent with our previous practices, our compensation committee has made larger grants (equaling approximately four to five years’ value of the annual grants made in years prior to 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These multi-year grants provide for back-end weighted vesting and generally expire seven to ten years after grant to encourage executives to remain with the company over the long-term and to better align their interests with those of the stockholders. Accordingly, in March 2015, our compensation committee granted to each of Messrs. Rosenthaler and Shean (i) multi-year stock option awards to purchase 255,199 shares of QVCA and 70,850 shares of LVNTA that vest in equal increments on each of December 31, 2019 and 2020 and expire on the eighth anniversary of the grant date and (ii) stock option awards to purchase 112,875 shares of QVCA and 31,933 shares of LVNTA that vest in equal increments on each of March 4, 2016, March 4, 2017 and March 4, 2018 and expire on the seventh anniversary of the grant date. Messrs. Rosenthaler and Shean had last received stock option awards in March 2010, which were multi-year awards intended to provide equity value for the period from 2011 to 2014. When structuring the 2015 awards, our compensation committee sought to align the structure of the compensation packages provided to Messrs. Rosenthaler and Shean with the structure of Mr. Maffei’s compensation package. Our compensation committee also sought to align more closely the compensation of the senior officers of the company.

As discussed above, Mr. George received the 2015 Term Options in September 2015 in connection with the execution of the 2015 George Employment Agreement.  Similar to the rationale pertaining to the multi-year awards previously granted to the named executive officers, the 2015 Term Options are intended to encourage Mr. George to remain with QVC over the long-term and are expected to more fully align Mr. George’s interests with those of our other stockholders. The 2015 Term Options vest one-half on December 31, 2019 and the remaining options will vest on December 31, 2020, which is consistent with the multi-year award approach supported by our compensation committee. See “—Executive Compensation Arrangements—Michael A. George” for a description of the 2015 Term Options and performance equity awards provided for under the 2015 George Employment Agreement.

Messrs. Maffei and Baer did not receive any multi-year equity grants during the 2015 calendar year.

Perquisites and Other Personal Benefits.  The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees) consist of:

•                  limited personal use of Liberty Media’s corporate aircraft (pursuant to aircraft time sharing agreements between our company and Liberty Media);

•                  in the case of Mr. Maffei, reimbursement of legal expenses;

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

Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. Other than with respect to Mr. George, as described below, we have not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

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

Pursuant to a February 5, 2013 letter agreement between Liberty Media and Mr. Maffei, Mr. Maffei was entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft. Effective November 11, 2015, pursuant to a letter agreement between Liberty Media and Mr. Maffei of the same date, Mr. Maffei is entitled to 30 additional hours per year of personal flight time if he reimburses Liberty Media for such usage through the first to occur of (i) the termination of his employment or (ii) the cessation of ownership or lease of corporate aircraft. Under the 2015 Maffei Employment Agreement, if Mr. Maffei’s employment had been terminated due to disability, for good reason or without cause, Mr. Maffei would have been entitled to continued use of the corporate aircraft under the terms of the February 5, 2013 letter agreement for 12 months after termination of his employment under the 2015 Maffei Employment Agreement. Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of the corporate aircraft under the February 5, 2013 letter agreement. Mr. Maffei incurs taxable income at the SIFL rates minus amounts paid under time sharing agreements with Liberty Media for travel pursuant to the November 11, 2015 letter agreement. Flights where there are no passengers on company-owned aircraft were not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

For disclosure purposes, we determine incremental cost using a method that takes into account:

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

Pursuant to our aircraft time sharing agreements with Liberty Media, we pay Liberty Media for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using Liberty Media’s corporate aircraft that are allocable to our company. Pursuant to aircraft time sharing agreements between Liberty Media and Mr. Maffei, Mr. Maffei reimburses Liberty Media for costs associated with his up to 30 hours of personal use of its corporate aircraft under the November 11, 2015 letter agreement, and such costs include the expenses listed above, insurance obtained for the specific flight and an additional charge equal to 100% of the aircraft fuel and oil expenses for the specific flight.

For purposes of determining an executive’s taxable income, personal use of Liberty Media’s aircraft is valued using a method based on SIFL rates, as published by the Treasury Department. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Code to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million. See “—Deductibility of Executive Compensation” below.

Gross-Up.  In 2015, Mr. George received a tax gross-up from QVC relating to certain out of state income taxes to which he was subject in connection with the performance of his duties outside of QVC’s headquarters.

Changes for 2016

2015 George Employment Agreement.  In September 2015, we entered into the 2015 George Employment Agreement pursuant to which Mr. George has agreed to serve as QVC’s Chief Executive Officer and President for a five year period beginning December 16, 2015 and ending December 31, 2020, with an annual base salary of $1.25 million, as may be increased from time to time, and an annual target cash bonus equal to 100% of Mr. George’s annual base salary. The 2015 George Employment Agreement also provides Mr. George with the opportunity to earn annual performance-based equity incentive awards during the employment term. As mentioned above, Mr. George received the multi-year 2015 Term Options in connection with the approval of the 2015 George Employment Agreement.  For a description of the terms of this agreement and the related equity awards, please see “—Executive Compensation Arrangements—Michael A. George—September 2015 Employment Arrangement.”

When structuring the 2015 George Employment Agreement, our compensation committee considered a number of factors including the amount and structure of chief executive officer compensation packages provided by companies in QVC’s industry, companies of comparable size and complexity, and companies that may compete with QVC for executive talent. The compensation committee also considered the strategic direction and goals of our company and QVC and considered how best to incent achievement of those objectives. To further align Mr. George’s interests with those of the other stockholders, the compensation committee structured the majority of the equity as performance-based equity with meaningful payout metrics determined annually. See “— Executive Compensation Arrangements—Michael A. George—September 2015 Employment Arrangement” for a description of the 2015 Term Options and performance equity awards provided under the 2015 George Employment Agreement. This structure should provide flexibility to the compensation committee to incent achievement of strategic objectives that may change or evolve over the term of the agreement.

Other.  Based on its assessment of Messrs. Rosenthaler and Shean’s performance during 2015 and to further align Messrs. Rosenthaler and Shean’s interests with those of the other stockholders and other senior executives, in March 2016, our compensation committee determined to grant 22,755 restricted stock units relating to QVCA shares and 6,765 restricted stock units relating to LVNTA shares to each of Messrs. Rosenthaler and Shean that each vested in full on March 21, 2016. It is anticipated that Messrs. Rosenthaler and Shean will continue to be eligible for grants of restricted stock units, which may be performance-based.

Deductibility of Executive Compensation

In developing the compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code is considered. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted under the existing incentive plans or to be granted under the 2012 Incentive Plan. Our compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) of the Code, in order to maintain flexibility in making compensation decisions. Portions of the compensation we pay to certain of the named executive officers may not be deductible due to the application of Section 162(m) of the Code.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (as of 12/31/15)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($) (5)(6)(7)		Total ($)

Gregory B. Maffei	2015	960,750	—	5,928,866	3,626,072	3,981,886	—	370,418	(8)(9)	14,867,993
President and Chief	2014	765,769	—	—	28,615,359	2,768,132	—	312,254	(8)(9)	32,461,514
Executive Officer	2013	868,219	—	—	—	1,635,725	—	203,921	(8)(9)	2,707,865

Richard N. Baer	2015	437,622	—	—	—	768,167	—	15,701		1,221,490
Senior Vice President and	2014	424,875	—	—	—	699,230	—	15,451		1,139,556
General Counsel	2013	386,862	—	—	—	400,950	—	2,353		790,165

Michael A. George	2015	1,125,509	—	—	17,474,524	1,000,000	—	100,512	(10)	19,700,545
President and Chief Executive	2014	1,092,727	—	—	—	841,400	—	54,104	(10)(11)	1,988,231
Officer, QVC, Inc.	2013	1,060,900	—	—	—	—	—	160,831	(10)(11)	1,221,731

Albert E. Rosenthaler	2015	464,860	—	—	6,302,802	822,513	—	17,271		7,607,447
Senior Vice President	2014	346,444	—	—	—	468,070	—	13,597		828,111
	2013	312,527	—	—	—	286,069	—	12,374		610,969

Christopher W. Shean	2015	526,016	—	—	6,302,802	845,463	806	19,079	(9)	7,694,166
Senior Vice President and	2014	392,109	—	—	—	486,224	774	14,261	(9)	893,368
Chief Financial Officer	2013	396,550	—	—	—	235,551	777	13,605		646,483

(1)                                 The amounts set forth in the table reflect compensation paid to our named executive officers by Liberty Media but allocable to our company under the services agreement (except with respect to Mr. Maffei’s 2015 base salary, which we paid directly pursuant to the 2015 Maffei Employment Agreement, and Mr. George, whose compensation reported above was paid directly by QVC with respect to the entire year, neither of which is covered by the services agreement). See “—Compensation Discussion and Analysis—Services Agreement.”

(2)                                 Reflects the grant date fair value of the 2015 Annual RSUs in the “Stock Awards” column and the 2015 Annual Options in the “Option Awards” column that Mr. Maffei could earn as described in “—Compensation Discussion and Analysis—Elements of 2015 Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.” The 2014 dollar amount shown in the “Option Awards” column reflects the grant date fair value of Mr. Maffei’s Term Options (as defined below) which were granted in connection with the approval of his December 2014 compensation arrangement described below in “—Executive Compensation Arrangements—Gregory B. Maffei.” The grant date fair value of these awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2015 (which are included in the 2015 Form 10-K).

(3)                                 The grant date fair value of Mr. George, Mr. Rosenthaler and Mr. Shean’s 2015 stock option awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2015 (which are included in the 2015 Form 10-K).

(4)                                 Reflects the above-market earnings credited to Mr. Shean’s deferred compensation account. See “—Executive Compensation Arrangements— 2006 Deferred Compensation Plan” and “—Nonqualified Deferred Compensation Plans” below.

(5)                                 The Liberty Media 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and Liberty Media contributed a matching contribution based on the participants’ own contributions up to the maximum matching contribution set forth in the plan. Our company reimburses Liberty Media under the services agreement for our allocable portion of the matching contribution. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution.

Generally, participants acquire a vested right in our matching contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

Included in this column, with respect to each named executive officer (except with respect to Mr. George, to whom matching contributions of $15,900, $15,590 and $15,300 were made by QVC under its 401(k) savings plan in 2015, 2014 and 2013, respectively), are the following matching contributions made by Liberty Media to the Liberty Media 401(k) Savings Plan and allocated to our company under the services agreement in each of 2015, 2014 and 2013, respectively:

	Amounts ($)
Name	2015	2014	2013
Gregory B. Maffei	11,925	10,920	12,750
Richard N. Baer	13,250	13,000	—
Albert E. Rosenthaler	14,575	11,440	11,220
Christopher W. Shean	16,430	12,480	12,750

With respect to these matching contributions, the above named executive officers are fully vested.

(6)                                 Included in this column are the following life insurance premiums paid by Liberty Media (with the exception of Mr. George, whose life insurance premium was paid by QVC), on behalf of each of the named executive officers and allocated to our company under the services agreement:

	Amounts ($)
Name	2015	2014	2013
Gregory B. Maffei	2,206	1,101	1,311
Richard N. Baer	2,451	2,451	2,353
Michael A. George	1,242	1,242	1,242
Albert E. Rosenthaler	2,696	2,157	1,154
Christopher W. Shean	1,626	821	855

(7)                                 Liberty Media makes available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(8)                                 Includes the following:

	Amounts ($)
	2015	2014	2013
Reimbursement for legal services	147,883	93,413	—
Compensation related to personal use of corporate aircraft (a)	204,962	205,560	189,110

(a) Calculated based on aggregate incremental cost of such usage to our company.

(9)                                  Prior to the LMC Split-Off, we owned an apartment in New York City which was primarily used for business purposes. The apartment was assigned to Old LMC in the LMC Split-Off and later to Liberty Media in the LMC Spin-Off. Messrs. Maffei and Shean occasionally used this apartment for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Maffei.

(10)                           Includes tax gross-ups in the following amounts relating to certain out of state income taxes to which Mr. George was subject as a result of the performance of his duties outside of QVC’s headquarters:

Amounts ($)
2015	2014	2013
83,370	27,272	134,289

(11)                           Includes $10,000 in each of 2014 and 2013 in charitable contributions made on behalf of Mr. George pursuant to our political action committee matching contribution program.

Executive Compensation Arrangements

Gregory B. Maffei

December 2014 Employment Arrangement.  On December 24, 2014, our compensation committee approved a new compensation arrangement with Mr. Maffei. The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 250% of the applicable year’s base salary. The arrangement also provides Mr. Maffei with the opportunity to earn annual performance-based equity incentive awards during the employment term, as described in more detail below. In connection with the approval of his compensation arrangement, Mr. Maffei was granted options with respect to shares of QVCB and LVNTB, also as described in more detail below. Mr. Maffei’s compensation arrangement was memorialized in the 2015 Maffei Employment Agreement executed on December 29, 2014, which, unlike his previous employment arrangement, is directly with our company (while Mr. Maffei has a substantially similar employment agreement with Liberty Media). However, we are still obligated to reimburse Liberty Media for our allocable portion of certain perquisite payments made to Mr. Maffei under his employment agreement with Liberty Media.

The arrangement provides that, in the event Mr. Maffei is terminated for cause (as defined in the 2015 Maffei Employment Agreement), he will be entitled to only his accrued base salary and any amounts due under applicable law. If Mr. Maffei is terminated by our company without cause or if Mr. Maffei terminates his employment for good reason (as defined in the 2015 Maffei Employment Agreement), he is entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law (the Standard Entitlements), a severance payment of 1.5 times his base salary during the year of his termination to be paid in equal installments over 18 months, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination (including the date of termination), with (subject to certain exceptions) up to 25% of such amount payable in shares of QVCB and LVNTB, at the discretion of our company and with the remainder of such amount paid in cash (the Pro Rated Amount), a payment equal to $17,500,000, with (subject to certain exceptions) up to 25% of such amount payable in shares of QVCB and LVNTB at the discretion of our company and with the remainder of such amount paid in cash (the Un-Pro Rated Amount), and continued use of certain services and perquisites provided by our company, including continued aircraft benefits consistent with those provided to him during the period of his employment (the Services). If Mr. Maffei terminates his employment without good reason, he will be entitled to the Standard Entitlements and a payment of the Pro Rated Amount. Lastly, in the case of Mr. Maffei’s death or disability, he is entitled to the Standard Entitlements, a payment of 1.5 times his base salary during the year of his termination, payments of the Pro Rated Amount and the Un-Pro Rated Amount, and, only in the case of his termination for disability, the Services. The 2015 Maffei Employment Agreement also contains other customary terms and conditions.

Term Options.  Also on December 24, 2014, in connection with the approval of his compensation arrangement, Mr. Maffei received a one-time grant of 646,352 options to purchase shares of QVCB at an exercise price of $29.87 per share (the QVCB Term Options), and a one-time grant of 1,406,463 options to purchase shares of LVNTB at an exercise price of $37.63 (the LVNTB Term Options and together with the QVCB Term Options, the Term Options). One-half of each of the QVCB Term Options and the LVNTB Term Options will vest on the fourth anniversary of the grant date with the remaining QVCB Term Options and LVNTB Term Options, respectively, vesting on the fifth anniversary of the grant date, in each case, subject to Mr. Maffei being employed on the applicable vesting date. The QVCB Term Options and LVNTB Term Options each have a term of seven years.

Upon a change in control (as defined in the 2015 Maffei Employment Agreement) prior to Mr. Maffei’s termination or in the event of Mr. Maffei’s termination for death or disability, all of his unvested Term Options will become exercisable. If Mr. Maffei is terminated for cause, all of his unvested Term Options will terminate immediately. If Mr. Maffei is terminated by our company without cause or if he terminates his employment for good reason, then each unvested tranche of Term Options will vest pro rata based on the number of days elapsed in the vesting period for such tranche since the grant date plus 548 calendar days; however, in the event (i) all members of the Malone Group (as defined in the 2015 Maffei Employment Agreement) cease to beneficially own securities of our company representing at least 20% of our company’s voting power, (ii) within 90 to 210 days of clause (i) Mr. Maffei’s employment is terminated by our company without cause or by Mr. Maffei for good reason and (iii) at the time of clause (i) Mr. Maffei does not beneficially own securities of our company representing at least 20% of our company’s voting power, then all unvested Term Options will vest in full as of the date of Mr. Maffei’s termination. If Mr. Maffei terminates his employment without good reason, then a portion of each unvested tranche of Term Options will vest pro rata based on the number of days elapsed in the vesting period for such tranche since the grant date. In the event of a change in control prior to Mr. Maffei’s termination, all of the Term Options will remain exercisable until the end of the term. If Mr. Maffei is terminated for cause prior to December 31, 2019 (without a prior change in control occurring), then all vested Term Options will expire on the 90th day following such termination. In all other events of termination or if Mr. Maffei has not been terminated prior to December 31, 2019, all vested Term Options will expire at the end of the term.

Annual Awards.  Beginning in 2015, Mr. Maffei will receive annual grants of options to purchase shares of QVCB and LVNTB with a term of seven years (the Annual Options) and restricted stock units with respect to QVCB and LVNTB (the Annual RSUs and together with the Annual Options, the Annual Awards). For a description of Mr. Maffei’s LIC Target Equity Awards, see “—Compensation Discussion and Analysis—Elements of 2015 Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.” Pursuant to the 2015 Maffei Employment Agreement, Mr. Maffei will receive upfront grants of the Annual Awards and awards from Liberty Media in the following combined target amounts: $16 million for 2015, $17 million for calendar year 2016, $18 million for calendar year 2017, $19 million for calendar year 2018 and $20 million for calendar year 2019. The combined target amounts will be allocated between Liberty Media and our company based on relative market capitalization. In our compensation committee’s sole discretion, Mr. Maffei is also eligible to receive additional awards each year from Liberty Interactive up to a maximum of 50% of the Liberty Interactive target award grant amount for such year as an above-target award. Subject to certain exceptions, the grants of Annual Awards to be made by our company will then be further allocated between Annual Awards with respect to QVCB and Annual Awards with respect to LVNTB based on the relative market capitalization of all series of our QVC Group common stock on the one hand, and all series of our Liberty Ventures common stock, on the other hand.

Upon Mr. Maffei’s termination for any reason, his unvested Annual Awards (including any “dividend equivalents” related to any unvested Annual RSUs) will terminate at the close of business on the day of the separation, except that, if Mr. Maffei remains employed through the end of the relevant grant year but his termination occurs prior to the date as of which any performance criteria has been determined to have been met or not with respect to the Annual Awards relating to such grant year, such Annual Awards will remain outstanding until such determination date and become exercisable to the extent determined by the compensation committee. Upon a change in control prior to Mr. Maffei’s termination, all vested Annual Options (and any Annual Options that vest after such change in control) will terminate at the expiration of the original term. If Mr. Maffei is terminated by our company for cause (without a prior change in control) prior to December 31, 2019, all vested Annual Options will terminate at the close of business on the 90th day following the termination. In all other events of termination or if Mr. Maffei has not been terminated prior to December 31, 2019, all vested Annual Options will terminate at the expiration of the original term.

Aircraft Usage.  Pursuant to a February 5, 2013 letter agreement between Mr. Maffei and Liberty Media, Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft. Effective November 11, 2015, pursuant to a letter agreement between Liberty Media and Mr. Maffei of the same date, Mr. Maffei is entitled to 30 additional hours per year of personal flight time if he reimburses Liberty Media for such usage through the first to occur of (i) the termination of his employment or (ii) the cessation of ownership or lease of corporate aircraft. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of Liberty Media’s corporate aircraft under the February 5, 2013 letter agreement. Mr. Maffei incurs taxable income at the SIFL rates minus amounts paid under time sharing agreements with Liberty Media for travel pursuant to the November 11, 2015 letter agreement. Pursuant to aircraft time sharing agreements with Liberty Media, we pay Liberty Media for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using its corporate aircraft that are allocable to our company. Pursuant to Liberty Media’s aircraft time sharing agreements with Mr. Maffei, Mr. Maffei reimburses Liberty Media for costs associated with his up to 30 hours of personal use of its corporate aircraft under the November 11, 2015 letter agreement. Flights where there are no passengers on company-owned aircraft are not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

Michael A. George

2011 Employment Arrangement.  On May 3, 2011, QVC entered into an employment agreement with Mr. George, which was amended effective December 4, 2012, to reflect the changes to his equity awards that occurred in the December 2012 option modification program (as described below) and to clarify and update certain other information in his employment agreement. The agreement provided for, among other things, a five year employment term beginning January 1, 2011 and ending December 15, 2015, with an annual base salary of $1 million, increasing annually by 3% of the prior year’s base salary, and an annual target cash bonus equal to 100% of the applicable year’s annual base salary which would be determined by the chief executive officer of our company pursuant to criteria established in QVC’s annual bonus program (which program is approved each year by our company’s chief executive officer) or, in the event Mr. George is considered a “covered employee” for any given year for purposes of Section 162(m) of the Code, his bonus would be determined by our company’s compensation committee based on such criteria as approved in advance by such committee and that are designed in a manner such that the bonus will be treated as “qualified performance-based compensation” within the meaning of Section 162(m). Also pursuant to the agreement, Mr. George was entitled to certain welfare, retirement and fringe benefits available to senior-level executives of QVC.

September 2015 Employment Arrangement.  On September 27, 2015, the compensation committee approved a new compensation arrangement with Michael A. George, the President and Chief Executive Officer of QVC. The arrangement provides for a five year employment term beginning December 16, 2015 and ending December 31, 2020, with an annual base salary of $1.25 million and an annual target cash bonus equal to 100% of Mr. George’s annual base salary. The arrangement also provides Mr. George with the opportunity to earn annual performance-based equity incentive awards during the employment term, as described in more detail below. In connection with the approval of his compensation arrangement, Mr. George was granted the 2015 Term Options with respect to shares of QVCA, also as described in more detail below. Mr. George’s compensation arrangement was memorialized in the 2015 George Employment Agreement executed on December 16, 2015.

The arrangement also provides that, in the event Mr. George is terminated for cause (as defined in the 2015 George Employment Agreement) or he terminates his employment without good reason (as defined in the 2015 George Employment Agreement), he will be entitled only to his accrued base salary and any amounts due under applicable law, and he will forfeit all rights to his unvested performance-based equity incentive awards and unvested 2015 Term Options. Upon a termination for cause, his vested options remain exercisable for 90 days. In addition, if Mr. George terminates his employment without good reason, he will be entitled to any awarded but unpaid annual bonus. If, however, Mr. George is terminated by QVC without cause or if he terminates his employment for good reason, the arrangement provides (i) for him to receive one year of base salary, a $1.5 million lump sum payment, and any awarded but unpaid annual bonus, (ii) for his unvested 2015 Term Options to vest pro rata on a tranche-by-tranche basis based on the portion of the term that has elapsed through the termination date plus 12 months and for all vested and accelerated options to remain exercisable until the earlier of (x) their original expiration date or (y) two years from the termination (except if Mr. George dies during such two-year period, the later of (a) the end of such two-year period and (b) the end of the one-year period that began on his date of death) and (iii) for any performance-based equity awards that are issued and outstanding but unvested as of the date of termination to remain outstanding until the end of the applicable performance period, for the compensation committee to then determine whether the performance criteria for such performance period were met, and to the extent such criteria were met, for payment of a pro rata portion of such performance-based equity incentive awards based on the number of days employed during the applicable performance period. If Mr. George’s employment is terminated by QVC without cause or if he terminates his employment for good reason within six months after a change in control of QVC then he will receive the same payments as if his termination had occurred absent the change in control, except that Mr. George will also be entitled to full vesting of (i) any unvested 2015 Term Options as of his termination date, which will remain exercisable through the original expiration date, and (ii) any unvested performance-based equity incentive awards that are issued and outstanding as of his termination date. Lastly, in the case of Mr. George’s death or disability, the arrangement provides for (i) a payment of one year of base salary and any awarded but unpaid annual bonus, (ii) full vesting of unvested 2015 Term Options, with such options remaining exercisable through the original expiration date and (iii) full vesting of any then issued and outstanding but unvested performance-based equity incentive awards.

As a condition to Mr. George’s receipt of any severance payments as a result of his termination, as well as any acceleration of vesting or extension of exercise periods for his equity grants, Mr. George must execute a severance agreement and release in favor of QVC in accordance with the procedures set forth in the 2015 George Employment Agreement. Mr. George’s receipt of severance benefits is also conditioned on his compliance with the post-termination non-compete restrictions in his employment agreement.

2015 Term Options.  Also, on September 27, 2015, in connection with the approval of his compensation arrangement, the compensation committee approved a one-time grant of 1,680,065 stock options to Mr. George to purchase shares of QVCA with an exercise price of $26 per share, which was the closing price of QVCA on September 28, 2015, the grant date for these options. The 2015 Term Options expire on December 31, 2022.  One-half of the options will vest on December 31, 2019, with the remaining options vesting on December 31, 2020, in each case, subject to Mr. George being employed by QVC on the applicable vesting date. The 2015 Term Options were not eligible for accelerated vesting for any reason until January 1, 2016.

Annual Performance-Based Awards. Beginning in 2016, Mr. George will receive an annual $4.125 million grant of performance-based restricted stock units with respect to QVCA. The compensation committee will establish performance metrics with respect to each grant of performance-based restricted stock units that will determine, in the compensation committee’s sole discretion, the extent to which such grant will vest.

Richard N. Baer

Employment Agreement. On November 7, 2012, Old LMC entered into an executive employment agreement (the employment agreement), effective October 31, 2012, with Richard Baer. Mr. Baer served as an independent contractor providing consulting services to Old LMC and Liberty Interactive from October 31, 2012 until the start of his employment as Senior Vice President and General Counsel with the companies on January 1, 2013. The employment agreement was assigned to Liberty Media in connection with the LMC Spin-Off.  The agreement provides for, among other things, a four year term ending on December 31, 2016, with an annual base salary of $825,000, subject to adjustments at Liberty Media’s discretion, and an annual discretionary bonus beginning in the calendar year 2013. Pursuant to the terms of the agreement, Mr. Baer’s target bonus for each year is 100% of his annual base salary for that year, and in no event will his bonus for any year be greater than two times his annual base salary. Mr. Baer is also entitled to certain benefits and perquisites available to Liberty Media’s senior executives. Pursuant to the agreement, on November 8, 2012, as part of the consideration for his services under the employment agreement, Mr. Baer was granted a combination of options and restricted shares. One-half of these options and one-half of these restricted shares vested on December 31, 2015 and December 15, 2015, respectively. The remaining options vest on December 31, 2016, and the remaining restricted shares vest on December 15, 2016, in each case, subject to Mr. Baer being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of ten years. The other terms and conditions of Mr. Baer’s options and restricted shares, including acceleration and continued exercisability in connection with certain terminations of employment, are described in the applicable award agreements.

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

As of December 31, 2015, (i) the maximum number of shares of our common stock with respect to which awards may be issued under the 2012 Incentive Plan is 47,245,000, subject to anti-dilution and other adjustment provisions of the 2012 Incentive Plan (which gives effect to certain anti-dilution adjustments resulting from the reattribution completed in October 2014), and (ii) with limited exceptions, no person may be granted in any calendar year awards covering more than 9,600,000 shares of our common stock under the 2012 Incentive Plan (subject to anti-dilution and other adjustment provisions of the 2012 Incentive Plan) nor may any person receive under the 2012 Incentive Plan payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the existing incentive plans are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. The 2012 Incentive Plan has a five year term.

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

QVC 1997 Nonqualified Defined Pension Restoration Plan, As Amended and Restated

The QVC 1997 Nonqualified Defined Pension Restoration Plan, as amended and restated (the Pension Restoration Plan), in which Mr. George is a participant, is unfunded and is maintained primarily for the purpose of providing a select group of QVC-U.S.’s management with a nonqualified defined contribution benefit. Effective as of January 1, 2012, the Pension Restoration Plan has been frozen so that no additional amounts may be credited to the Pension Restoration Plan, and no additional employees may be eligible to participate. Participants’ existing account balances will continue to be credited with earnings at the rate of, (1) for the period prior to December 31, 2005, 12% per annum for amounts credited for the period from the date on which such amount was credited through October 31, 2011 or, (2) for all other amounts, the prime lending rate identified by the Bank of New York, plus 3%, each compounded annually at the end of the calendar year. Distribution of participants’ vested percentages will be made in a single lump sum payment on the first day of the month following such participant’s separation from service, with the exception of specified employees who are subject to Section 409A of the Code, and thus receive the payment on the first day of the sixth month of such employee’s separation. The Pension Restoration Plan can be amended or terminated at any time.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2015 to the named executive officers.

			Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)(1)	Target ($)(1)	Maximum ($)(2)	Threshold (#)(3)	Target (#)(3)	Maximum (#)(4)	Underlying Options (#)		Awards ($/Sh)	Options Awards ($)
Gregory B. Maffei	2/26/2015	(5)	—	—	4,803,750	—	—	—	—		—	—
QVCB	3/31/2015	(6)	—	—	—	—	131,725	—	—		29.41	1,330,818
QVCB	3/31/2015	(6)	—	—	—	—	182,215	—	—		—	5,358,747
LVNTB	3/31/2015	(6)	—	—	—	—	135,478	—	—		42.33	2,295,255
LVNTB	3/31/2015	(6)	—	—	—	—	13,470	—	—		—	570,119

Richard N. Baer
	2/26/2015	(5)	—	—	875,243	—	—	—	—		—	—

Michael A. George
	2/26/2015	(5)	—	—	3,250,000	—	—	—	—		—	—
QVCA	9/28/2015		—	—	—	—	—	—	1,680,065	(7)	26.00	17,474,524

Albert E. Rosenthaler
	2/26/2015	(5)	—	—	850,000	—	—	—	—		—	—
QVCA	3/04/2015		—	—	—	—	—	—	112,875	(8)	29.59	1,345,526
QVCA	3/04/2015		—	—	—	—	—	—	255,199	(7)	29.59	3,143,439
LVNTA	3/04/2015		—	—	—	—	—	—	31,933	(8)	40.07	543,758
LVNTA	3/04/2015		—	—	—	—	—	—	70,850	(7)	40.07	1,270,078

Christopher W. Shean
	2/26/2015	(5)	—	—	850,000	—	—	—	—		—	—
QVCA	3/04/2015		—	—	—	—	—	—	112,875	(8)	29.59	1,345,526
QVCA	3/04/2015		—	—	—	—	—	—	255,199	(7)	29.59	3,143,439
LVNTA	3/04/2015		—	—	—	—	—	—	31,933	(8)	40.07	543,758
LVNTA	3/04/2015		—	—	—	—	—	—	70,850	(7)	40.07	1,270,078

(1)                                 Our 2015 performance-based bonus program does not provide for a threshold bonus amount.  The program also does not provide for a target payout amount for any named executive officer that would be payable upon satisfaction of the performance criteria under the 2015 performance-based bonus program. For the actual bonuses paid by our company and QVC, as applicable, see the amounts included for 2015 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above.

(2)                                 With respect to Messrs. Maffei, Baer, Rosenthaler and Shean, represents the maximum amount that would have been payable to each named executive officer assuming (x) the Threshold was met in order to permit the maximum bonus amounts to have been payable, (y) the full 60% of the participant’s maximum bonus amount attributable to individual performance was attained and (z) the full 40% of the participant’s maximum bonus amount attributable to corporate performance of our company was attained. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—2015 Performance-based Bonuses—Liberty Awards—Overview.” With respect to Mr. George, represents the maximum amount that would have been payable to Mr. George assuming (x) the QVC Global EBITDA target of $1,969.9 million was achieved and (y) Mr. George’s individual performance warranted the maximum additional increase of his bonus determined based on QVC EBITDA growth. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—2015 Performance-based Bonuses—QVC Bonus Award.”

(3)                                 The terms of Mr. Maffei’s LIC Target Equity Awards do not provide for a threshold amount that would be payable upon satisfaction of the performance criteria established by the compensation committee. Represents the target amount that would have been payable to Mr. Maffei assuming (x) maximum achievement of the 162(m) objective metrics was attained and (y) our compensation committee determined not to reduce such payout after considering a combination of the objective, subjective and discretionary criteria established by our compensation committee in March 2015. For the actual 2015 Annual Options and 2015 Annual RSUs that vested, see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.”

(4)                                 Our compensation committee also set a maximum grant value payout of the annual performance awards based on our company’s relative market capitalization of $14,234,400. Any payout of an equity award by our company above the LIC Target Equity Award of $9,489,600 would be in our compensation committee’s sole discretion, would be issued in the first quarter of 2016, and would vest immediately after grant. For more information on Mr. Maffei’s LIC Target Equity Award, see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Maffei Performance-based Equity Awards.”

(5)                                 Reflects the date on which our compensation committee established the terms of the 2015 performance-based bonus program, as described under “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—2015 Performance-based Bonuses—Liberty Awards—Overview” and  “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—2015 Performance-based Bonuses—QVC Bonus Award.”

(6)                                 Reflects the date on which our compensation committee established the terms of Mr. Maffei’s LIC Target Equity Awards, as described under “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Maffei Performance-based Equity Awards.”

(7)                                 Vests 50% on December 31, 2019 and 50% on December 31, 2020.

(8)                                 Vests 33-1/3% on March 4, 2016, 33-1/3% on March 4, 2017 and 33-1/3% on March 4, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2015 and held by the named executive officers.

	Option awards							Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gregory B. Maffei
Option Awards
QVCA	1,826,731	—		—		17.74	12/17/2019	—	—	—		—
QVCA	3,643,497	—		—		17.74	12/17/2019	—	—	—		—
QVCB	—	646,352	(1)	—		29.87	12/24/2021	—	—	—		—
QVCB	—	—		131,725	(2)	29.41	03/31/2022	—	—	—		—
LVNTA	361,803	—		—		14.86	12/17/2019	—	—	—		—
LVNTA	204,376	—		—		14.86	12/17/2019	—	—	—		—
LVNTA	259,560	—		—		22.31	12/17/2019	—	—	—		—
LVNTA	517,704	—		—		22.31	12/17/2019	—	—	—		—
LVNTB	—	1,406,463	(1)	—		37.63	12/24/2021	—	—	—		—
LVNTB	—	—		135,478	(2)	42.33	03/31/2022	—	—	—		—

RSU Awards
QVCB	—	—		—		—	—	—	—	182,215	(3)	4,948,959
LVNTB	—	—		—		—	—	—	—	13,470	(3)	610,326

Richard N. Baer
Option Awards
QVCA	238,108	238,109	(4)	—		18.27	11/08/2022	—	—	—		—
LVNTA	26,407	26,407	(4)	—		14.37	11/08/2022	—	—	—		—
LVNTA	33,843	33,845	(4)	—		22.98	11/08/2022	—	—	—		—

	Option awards						Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stock Awards
QVCA	—	—		—	—	—	45,189	(5)	1,234,563	—	—
LVNTA	—	—		—	—	—	6,424	(5)	289,787	—	—
LVNTA	—	—		—	—	—	4,552	(5)	205,341	—	—

Michael A. George
Option Awards
QVCA	1	—		—	17.74	04/06/2016	—		—	—	—
QVCA	2,769,843	—		—	17.74	03/02/2018	—		—	—	—
QVCA	—	1,680,065	(6)	—	26.00	12/31/2022	—		—	—	—
LVNTA	296,825	—		—	14.86	03/02/2018	—		—	—	—
LVNTA	378,880	—		—	22.31	03/02/2018	—		—	—	—

Albert E. Rosenthaler
Option Awards
QVCA	162,990	—		—	17.74	03/19/2020	—		—	—	—
QVCA	—	112,875	(7)	—	29.59	03/04/2022	—		—	—	—
QVCA	—	255,199	(8)	—	29.59	03/04/2023	—		—	—	—
LVNTA	16,631	—		—	14.86	03/19/2020	—		—	—	—
LVNTA	23,159	—		—	22.31	03/19/2020	—		—	—	—
LVNTA	—	31,933	(7)	—	40.07	03/04/2022	—		—	—	—
LVNTA	—	70,850	(8)	—	40.07	03/04/2023	—		—	—	—

Christopher W. Shean
Option Awards
QVCA	325,980	—		—	17.74	03/19/2020	—		—	—	—
QVCA	—	112,875	(7)	—	29.59	03/04/2022	—		—	—	—
QVCA	—	255,199	(8)	—	29.59	03/04/2023	—		—	—	—
LVNTA	11,415	—		—	14.86	12/17/2016	—		—	—	—
LVNTA	2,489	—		—	14.86	12/17/2016	—		—	—	—

	Option awards						Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
LVNTA	49,892	—		—	14.86	03/19/2020	—	—	—	—
LVNTA	46,318	—		—	22.31	03/19/2020	—	—	—	—
LVNTA	—	31,933	(7)	—	40.07	03/04/2022	—	—	—	—
LVNTA	—	70,850	(8)	—	40.07	03/04/2023	—	—	—	—

(1)                                 Vests 50% on December 24, 2018 and 50% on December 24, 2019.

(2)                                 Represents the target number of 2015 Annual Options that Mr. Maffei could earn based on our performance in 2015.

(3)                                 Represents the target number of 2015 Annual RSUs that Mr. Maffei could earn based on our performance in 2015.

(4)                                 Vests in full on December 31, 2016.

(5)                                 Vests in full on December 15, 2016.

(6)                                 Vests 50% on December 31, 2019 and 50% on December 31, 2020.

(7)                                 Vests 33-1/3% on March 4, 2016, 33-1/3% on March 4, 2017 and 33-1/3% on March 4, 2018.

(8)                                 Vests 50% on December 31, 2019 and 50% on December 31, 2020.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of vested options and the vesting of restricted stock held by our named executive officers, in each case, during the year ended December 31, 2015.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#) (1)	exercise ($)	vesting (#) (1)	vesting ($)

Gregory B. Maffei
QVCA	1,235,078	11,300,964	—	—
LVNTA	311,437	7,621,483	—	—

Richard N. Baer
QVCA	—	—	45,188	1,220,528
LVNTA	—	—	10,976	478,883

Michael A. George
QVCA	1,114,249	10,837,196	270,192	—	(2)
LVNTA	277,672	5,426,283	77,607	—	(2)

Albert E. Rosenthaler
QVCA	100,000	1,184,200	39,635	—	(2)
LVNTA	41,267	860,887	10,884	—	(2)

Christopher W. Shean
QVCA	—	—	39,635	—	(2)
LVNTA	13,036	338,154	10,884	—	(2)

(1)                     Includes shares withheld in payment of withholding taxes at election of holder.

(2)                     On December 4, 2012 (the Grant Date), to effect our 2012 option modification program, our compensation committee approved the acceleration of each unvested in-the-money option to acquire shares of QVCA and LVNTA held by certain of its and its subsidiaries’ officers (collectively, the Eligible Optionholders), including our then- and our current-named executive officers Messrs. George, Rosenthaler and Shean. Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire QVCA or LVNTA shares (the Eligible Options) and with respect to each unvested Eligible Option, each Eligible Optionholder acquired QVCA or LVNTA shares which have a vesting schedule identical to that of the unvested Eligible Option.

The Value column below represents the value related to awards that were subject to continued vesting requirements as of the Grant Date, but which vested during the twelve months ended December 31, 2015. Such value was realized by the applicable named executive officer in 2012 and therefore included in our proxy statement relating to our 2013 annual meeting of stockholders under “Executive Compensation—Option Exercises and Stock Vested.”

Name	Number of shares acquired upon lapse of restriction (#)	Value ($)
Michael George
QVCA	270,192	4,428,717
LVNTA	77,607	1,362,524
Albert E. Rosenthaler
QVCA	39,635	649,657
LVNTA	10,884	192,352
Christopher W. Shean
QVCA	39,635	649,657
LVNTA	10,884	192,352

Nonqualified Deferred Compensation Plans

The following table sets forth certain information regarding the Pension Restoration Plan in which Mr. George participated and the 2006 nonqualified deferred compensation plan in which Mr. Shean participated, in each case during the year ended December 31, 2015. During December 31, 2015, no other named executive officers participated in the Pension Restoration Plan or the 2006 deferred compensation plan.

						Aggregate
	Executive	Registrant	Aggregate		Aggregate	balance at
	contributions	contributions	earnings in		withdrawals/	12/31/15
Name	in 2015 ($)	in 2015 ($)	2015 ($)		distributions ($)	($)

Michael A. George	—	—	614	(1)	—	13,863	(1)

Christopher W. Shean	—	—	3,638	(2)	(2,463)	11,197	(2)(3)

(1)                                 Mr. George is a participant in the Pension Restoration Plan. At December 31, 2015, the outstanding balance of Mr. George under the Pension Restoration Plan was $13,863.

(2)                                 As described above in “—Executive Compensation Arrangements—2006 Deferred Compensation Plan,” Mr. Shean was permitted a one-time deferral election under the 2006 deferred compensation plan following the LMC Split-Off with respect to $32,336, which represented 10% of a portion of his 2011 performance-based bonus that was allocable to and paid by our company (the 2011 deferral). Although such amount was transferred to Old LMC upon its assumption of the plan and obligations thereunder in connection with the LMC Split-Off (and later by Liberty Media in connection with the LMC Spin-Off), Liberty Interactive will be responsible for the payment of the 2011 deferral and for the payment of interest income at the rate of 9% per annum, compounded quarterly, thereon. In 2015, Mr. Shean began receiving installment payments with respect to the 2011 deferral pursuant to his deferral election, and at December 31, 2015, the outstanding balance was $25,843. In 2015, the amount of such interest for which Liberty Interactive is responsible was $3,638. Of this amount, $806 was reported in the “Summary Compensation Table” as above-market earnings that were credited to Mr. Shean’s deferred compensation account during 2015.

(3)                                 In our prior year proxy statements, we reported the following above-market earnings that were credited as interest to Mr. Shean’s deferred compensation accounts during the years reported:

Amount ($)
2014	2013	2012
774	777	667

Potential Payments Upon Termination or Change in Control

The following table sets forth the potential payments to our named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2015. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market prices on December 31, 2015, the last trading day of such year, for our QVCA common stock, QVCB common stock, LVNTA common stock and LVNTB common stock, which were $27.32, $27.16, $45.11 and $45.31, respectively. The value of the options shown in the table is based on the spread between the exercise or base price of the award and the applicable closing market price. The value of the restricted stock shown in the table is based on the applicable closing market price and the number of shares unvested.

Each of our named executive officers has received awards and payments under the existing incentive plans.  Additionally, each of Messrs. Maffei, Baer and George is entitled to certain payments and acceleration rights upon termination under his respective employment agreement.  See “—Executive Compensation Arrangements” above and “Potential Payments Upon Termination or Change in Control—Termination Without Cause or for Good Reason” below.

The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table (other than those described under “—Executive Compensation Arrangements,” which are incorporated by reference herein):

Voluntary Termination.  Each of the named executive officers holds equity awards that were issued under our existing incentive plans. Under these plans and the related award agreements, in the event of a voluntary termination of his employment with our company for any reason, each named executive officer would only have a right to the equity grants that vested prior to his termination date, except that in 2015 each of Mr. Maffei and Mr. Baer had certain acceleration rights with respect to his equity awards and is entitled to certain other benefits upon a voluntary termination of his employment with our company for good reason (as defined in their respective employment agreements). Mr. Maffei also has certain acceleration rights upon a voluntary termination without good reason pursuant to the award agreement relating to the Term Options that were granted in connection with the approval of his current compensation arrangement. Mr. Maffei would forfeit the LIC Target Equity Awards if he voluntarily terminated his employment on December 31, 2015. Mr. George would have forfeited his 2015 Term Options, which was his only unvested equity award as of December 31, 2015, upon a voluntary termination without good reason, but he is entitled to certain other benefits upon such a termination at year-end. See “—Executive Compensation Arrangements—Gregory B. Maffei,” “—Executive Compensation Arrangements—Michael A. George” and “—Executive Compensation Arrangements—Richard N. Baer” above. See also “Potential Payments Upon Termination or Change in Control—Termination Without Cause or for Good Reason” below. Neither Mr. Shean nor Mr. Rosenthaler is entitled to any severance payments or other benefits upon a voluntary termination of his employment for any reason.

Termination for Cause.  All outstanding equity grants constituting options, whether unvested or vested but not yet exercised, and all equity grants constituting unvested restricted shares under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei and Mr. George in the case of equity grants constituting vested options or similar rights) who is terminated for “cause.” The existing incentive plans, which govern the awards unless there is a different definition in the applicable award agreement, define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. Each of Mr. Maffei and Mr. George has certain rights to exercise vested options or similar rights following a termination for cause under his employment agreement. See “—Executive Compensation Arrangements” above.

Termination Without Cause or for Good Reason.  As of December 31, 2015, Mr. Maffei’s unvested equity awards consisted of the Term Options and the LIC Target Equity Awards. The Term Options are subject to acceleration upon a termination of his employment without cause or for good reason. Mr. Maffei would forfeit the LIC Target Equity Awards if his employment was terminated without cause or for good reason on December 31, 2015. Pursuant to the 2015 George Employment Agreement, his equity awards are not subject to acceleration upon a termination of his employment without cause or for good reason, unless such termination occurs after 2015. Each of Messrs. Maffei and George is also entitled under certain circumstances to severance payments and other benefits upon a termination without cause or for good reason. See “—Executive Compensation Arrangements—Gregory B. Maffei” and “—Executive Compensation Arrangements—Michael A. George” above.

The award agreements relating to Mr. Baer’s multi-year awards provide that upon a termination of his employment without cause or for good reason (each as defined in his employment agreement), a pro rata portion of his unvested options and restricted shares as of the date of termination will vest based on the portion of the vesting period elapsed through the termination date plus 365 days. This pro rata vesting is applied separately with respect to each tranche of his options and restricted shares based on the vesting period for that tranche. Mr. Baer is also entitled under certain circumstances to severance payments and other benefits upon a termination of his employment without cause or for good reason. See “—Executive Compensation Arrangements—Richard N. Baer.”

As of December 31, 2015, Mr. Shean’s and Mr. Rosenthaler’s only unvested equity awards were the stock options granted to them on March 4, 2015. The standard stock option awards granted to them on that date provide for vesting upon a termination of employment without cause of those options that would have vested during the 12-month period following the termination date if such person had remained an employee. The multi-year awards granted to them on that date provide for vesting upon a termination of employment without cause of those options that would have vested during the 12-month period following the termination date if such person had remained an employee, plus a pro rata portion of the remaining unvested options based on the portion of the vesting period elapsed through the termination date. Neither of these officers is entitled to any severance pay or other benefits upon a termination without cause.

Death.  In the event of death, the existing incentive plans provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards, except that Mr. Maffei would forfeit any unvested LIC Target Equity Awards and Mr. George would forfeit the 2015 Term Options in the event of his respective death on December 31, 2015. In the event of Mr. George’s death after 2015, the 2015 Term Options would vest in full. Each of Mr. Maffei, Mr. George and Mr. Baer is also entitled to certain payments and other benefits if he dies while employed by our company.

No amounts are shown for payments pursuant to life insurance policies, which Liberty Media makes available to all of its employees.

Disability.  If the employment of any of the named executive officers is terminated due to disability, which is defined in the existing incentive plans or applicable award agreements, such plans or agreements provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards, except that Mr. Maffei would forfeit the LIC Target Equity Awards and Mr. George would forfeit the 2015 Term Options if his employment was terminated due to disability on December 31, 2015. If Mr. George’s employment is terminated due to disability after 2015, the 2015 Term Options would vest in full. Each of Mr. Maffei, Mr. George and Mr. Baer is also entitled to certain payments and other benefits upon a termination of his employment due to disability.  See “Executive Compensation Arrangements” above.

No amounts are shown for payments pursuant to short-term and long-term disability policies, which Liberty Media makes available to all of its employees.

Change in Control.  In case of a change in control, the incentive plans provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards held by the named executive officers, except that Mr. Maffei’s LIC Target Equity Awards would remain outstanding and Mr. George’s 2015 Term Options which would be forfeited if a change in control occurred on December 31, 2015. A change in control is generally defined as:

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

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards, except that Mr. Maffei’s awards, including the Term Options, may also be subject to acceleration upon a change in control. For purposes of the tabular presentation below, we have assumed no such determination was made by the compensation committee.

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination Without Good Reason ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
Gregory B. Maffei
Severance	11,750,000	(1)	—		30,691,125	(2)	30,691,125	(2)	30,691,125	(2)	—
Options/SARs	89,728,751	(3)	87,253,318	(3)	93,375,357	(4)	98,054,954	(5)	98,054,954	(5)	98,054,954	(5)
Perquisites (6)	—		—		221,472		—		221,472		—
Total	101,478,751		87,253,318		124,287,953		128,746,079		128,967,551		98,054,954

Richard N. Baer
Severance (7)	—		—		875,243		875,243		875,243		—
Options/SARs	3,715,574	(3)	3,715,574	(3)	7,431,202	(8)	7,431,202	(5)	7,431,202	(5)	7,431,202	(5)
Restricted Stock	—		—		1,729,691	(8)	1,729,691	(5)	1,729,691	(5)	1,729,691	(5)
Total	3,715,574		3,715,574		10,036,135		10,036,135		10,036,135		9,160,892

Michael A. George
Severance (9)	—		—		1,500,000		—		—		1,500,000
Base Compensation Continuing Payment (10)	—		—		1,125,509		1,125,509		1,125,509		1,125,509
Pension Restoration Plan Payout (11)	13,863		13,863		13,863		13,863		13,863		13,863
Options/SARs	44,152,526	(3)	44,152,526	(3)	44,152,526	(3)	44,152,526	(3)	44,152,526	(3)	44,152,526	(3)
Total	44,166,389		44,166,389		46,791,898		45,291,898		45,291,898		46,791,898

Albert E. Rosenthaler
Options/SARs	2,592,557	(3)	—		2,696,855	(8)	3,110,583	(5)	3,110,583	(5)	3,110,583	(5)
Total	2,592,557		—		2,696,855		3,110,583		3,110,583		3,110,583

Christopher W. Shean
Deferred Compensation (12)	37,040	(13)	37,040	(13)	37,040	(13)	37,040	(13)	37,040	(13)	37,040	(14)
Options/SARs	6,108,768	(3)	—		6,213,066	(8)	6,626,794	(5)	6,626,794	(5)	6,626,794	(5)
Total	6,145,808		37,040		6,250,106		6,663,834		6,663,834		6,663,834

(1)                                 If Mr. Maffei had voluntarily terminated his employment without good reason (as defined in the 2015 Maffei Employment Agreement) as of December 31, 2015, he would have been entitled to receive in a lump sum the Pro-Rated Amount of $11,750,000, with up to 25% of such amount payable in shares of QVCB and LVNTB, allocated between them in accordance with the pro rata allocation of the LIC Target Equity Awards. See “—Executive Compensation Arrangements—Gregory B. Maffei” above.

(2)                                 If Mr. Maffei’s employment had been terminated at our company’s election without cause or by Mr. Maffei for good reason (as defined in the 2015 Maffei Employment Agreement) (whether before or within a specified period following a change in control) or due to Mr. Maffei’s death or disability, as of December 31, 2015, he would have been entitled to receive a payment of 1.5 times his 2015 base salary payable in 18 equal monthly installments. Mr. Maffei would also be entitled to receive in lump sums the Pro Rated Amount of $11,750,000, and a separate Un-Pro Rated Amount of $17,500,000 and, in each case, up to 25% of such amounts would be payable in shares of QVCB and LVNTB, allocated between them in accordance with the pro rata allocation of the LIC Target Equity Awards. See “—Executive Compensation Arrangements—Gregory B. Maffei” above.

(3)                                 Based on the number of vested options and SARs held by each named executive officer at year-end and, with respect to Mr. Maffei upon a voluntary termination of his employment, the pro rata vesting of his unvested Term Options. Mr. Maffei would forfeit his LIC Target Equity Award if his employment had been terminated for any reason on December 31, 2015. If Mr. George’s employment with QVC had been terminated for any reason on December 31, 2015 or if a change in control had occurred on December 31, 2015, he would have forfeited the 2015 Term Options. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table, “—Executive Compensation Arrangements—Gregory B. Maffei” and “—Executive Compensation Arrangements—Michael A. George” above.

(4)                                 Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested Term Options held by Mr. Maffei at year-end that would vest pursuant to the forward-vesting provisions in the award agreement if he were terminated without cause or for good reason at year-end. Mr. Maffei would forfeit his LIC Target Equity Award if his employment had been terminated for any reason on December 31, 2015. See “—Executive Compensation Arrangements—Gregory B. Maffei” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(5)                                 Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs held by each named executive officer and the number of shares of restricted stock held by Mr. Baer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above. Mr. Maffei would forfeit his LIC Target Equity Award if his employment had been terminated for any reason on December 31, 2015.

(6)                                 If Mr. Maffei’s employment had been terminated at our company’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) or by reason of disability, as of December 31, 2015, he would have been entitled to receive personal use of the corporate aircraft for 120 hours per year over a 12-month period. Perquisite amount of $221,472 represents the maximum potential incremental cost of using the corporate aircraft for 120 hours based on an hourly average of the incremental cost of use of the corporate aircraft. The 55% of such perquisite expense that would have been allocable to Liberty Media pursuant to the services agreement is not reflected in the table.

(7)                                 If Mr. Baer’s employment had been terminated due to his death or disability or at Liberty Media’s election without cause or by Mr. Baer for good reason (as defined in his employment agreement), as of December 31, 2015, he would have been entitled to receive a lump sum payment in an amount equal to two times his base salary then in effect. See “—Executive Compensation Arrangements—Richard N. Baer” above. The 50% of such lump sum severance payment that would have been allocable to Liberty Media pursuant to the services agreement is not reflected in the table.

(8)                                 Based on (i) the number of vested options and SARs held by such named executive officer at year-end and (ii) the number of unvested options and SARs held by each named executive officer at year-end and the number of shares of restricted stock held by Mr. Baer at year-end that would vest pursuant to the forward-vesting provisions in such named executive officer’s award agreements if he were terminated without cause or, in the case of Mr. Baer, if he voluntarily terminated for good reason, at year-end. See the “Outstanding Equity Awards at Fiscal Year-End” table and “Potential Payments Upon Termination or Change in Control—Termination Without Cause or for Good Reason” above.

(9)                                 If Mr. George’s employment had been terminated at QVC’s election without cause or by Mr. George for good reason (as defined in the 2015 George Employment Agreement) (whether before or within a specified period following a change in control), as of December 31, 2015, he would have been entitled to receive a lump sum payment of $1,500,000. See “—Executive Compensation Arrangements—Michael A. George” above.

(10)                          If Mr. George’s employment had been terminated at QVC’s election without cause or by Mr. George for good reason (whether before or within a specified period following a change in control) or in the event of his death or disability, he would have been entitled to receive a base compensation continuing payment for one year equal to his base salary upon termination.

(11)                          Under the Pension Restoration Plan, upon separation from service, a participant would receive a lump sum payment of the vested percentage of such participant’s account on the first day of the month following such separation, in this case, January 1, 2016.

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

Director Compensation

Nonemployee Directors

Director Fees. Each of our directors who is not an employee of our company is paid an annual fee of $210,000 (which, in 2015, was $181,000) (which we refer to as the director fee), of which $100,000 ($88,000 in 2015) is payable in cash and the balance is payable in restricted shares or options to purchase shares of QVCA or LVNTA. See “—Director Restricted Share Grants” and “—Director Option Grants” below for information on the incentive awards granted in 2015 to the nonemployee directors. The chairman of the audit committee of our board of directors is paid an additional annual fee of $40,000 ($30,000 in 2015), and each other member of that committee receives an additional annual fee of $30,000. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an annual fee of $10,000 for his or her participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an annual fee of $20,000 for his or her participation on that committee. The cash portion of the director fees and the fees for participation on committees are payable quarterly in arrears.

Charitable Contributions. If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plans.  The Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended (the 2002 director plan), and the Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated as of December 17, 2015) (the 2011 director plan) are administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The 2002 director plan and the 2011 director plan are designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company. Our board of directors may grant non-qualified stock options, SARs, restricted shares and cash awards or any combination of the foregoing under the 2011 director plan. The 2002 director plan expired according to its terms on December 17, 2012, and as a result no further grants are permitted under this plan.

The maximum number of shares of our common stock with respect to which awards may be issued under the 2011 director plan is 1,014,000, subject to anti-dilution and other adjustment provisions of the respective plans. Under the 2011 director plan, no nonemployee director may be granted during any calendar year awards having a value determined on the date of grant in excess of $3 million. Shares of our common stock issuable pursuant to awards made under the 2011 director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

In 2015, each of our non-employee directors was given a choice of receiving his or her annual equity grant in the form of restricted shares or options.

Director Restricted Share Grants.  Pursuant to our director compensation policy described above and the 2011 director plan, on November 13, 2015, Mr. Vadon was granted 597 restricted shares of QVCA and 170 shares of LVNTA in connection with his appointment to our board of directors. In addition, pursuant to our director compensation policy and the 2011 director plan, each of Mr. Gilchrist and Mr. Rapley were granted 1,433 restricted shares of QVCA and 384 restricted shares of LVNTA and each of Dr. Malone, Mr. Vadon and Ms. Wong were granted 2,867 restricted shares of QVCA and 768 restricted shares of LVNTA on December 17, 2015.  The restricted shares granted on December 17, 2015 will vest on the first anniversary of the grant date (or the second anniversary with respect to the restricted shares granted to Mr. Vadon on November 13, 2015), or on such earlier date that the grantee ceases to be a director because of death or disability and, unless our board of directors determines otherwise, will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Option Grants. Pursuant to our director compensation policy described above and the 2011 director plan, on December 17, 2015, each of Mr. Gilchrist and Mr. Rapley were granted options to purchase 4,681 shares of QVCA at an exercise price of $26.40 and options to purchase 1,168 shares of LVNTA at an exercise price of $44.24, and each of Messrs. Robison and Romrell were granted options to purchase 9,362 shares of QVCA at an exercise price of $26.40 and options to purchase 2,335 shares of LVNTA at an exercise price of $44.24, which, in each case, was the closing price of such stock on the grant date. The options will become exercisable on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be terminated without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. Once vested, the options will remain exercisable until the seventh anniversary of the grant date or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director.

Stock Ownership Guidelines.  In March 2016, our board of directors adopted stock ownership guidelines that require each director to own shares of our company’s stock equal to at least three times the value of their annual cash retainer fees.  Directors will have five years from the later of (i) the effective date of the new guidelines and (ii) the director’s initial appointment to our board to comply with these guidelines.

Director Deferred Compensation Plan. Effective beginning in the fourth quarter of 2013, directors of our company are eligible to participate in the Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (the director deferred compensation plan), pursuant to which eligible directors of our company can elect to defer all or any portion of their annual cash fees that they would otherwise be entitled to receive. The deferral of such annual cash fees shall be effected by a reduction in the quarterly payment of such annual cash fees by the percentage specified in the director’s election. Elections are required to be made in advance of certain deadlines, which generally must be on or before the close of business on December 31 of the year prior to the year to which the director’s election will apply, and elections must include the form of distribution, such as a lump-sum payment or substantially equal installments over a period not to exceed ten years. The director deferred compensation plan was amended effective January 1, 2015, to reflect the following changes: (A) compensation deferred under the director deferred compensation plan prior to January 1, 2015 will earn interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter. For amounts deferred on or after January 1, 2015, those amounts will earn interest at a rate equal to the prime rate of interest (as determined by reference to the Wall Street Journal) plus 3%; and (B) the board of directors has the authority to change this interest rate for future deferrals at any time prior to a change of control.  For 2015, this rate was 6.25%.

Role of Compensation Consultant. Our board was provided with market data from Mercer pertaining to director fees and equity compensation paid to nonemployee directors at companies in the media, telecommunications, entertainment and internet retail industries. Mercer also provided market data to the board concerning the fees to be paid to our directors who serve on the board of directors of both Liberty Media and our company. In comparing the change in our nonemployee director compensation from 2014, Mercer noted that year-over-year total compensation increased 2.8% at our company and Liberty Media, as compared to a 9% median increase in the market data and a 4% increase at S&P 500 companies. The market data also indicated that our 2015 total compensation was approximately 10% lower than the 25th percentile. After consideration of this market data, the board determined to increase the equity and board retainer portions of the nonemployee director compensation by 18% and 13%, respectively, which leaves us near the 50th percentile of the market data at each company.

John C. Malone

In connection with the merger of TCI and AT&T in 1999, an employment agreement between John C. Malone and TCI was assigned to our company. In connection with the LMC Split-Off and the LMC Spin-Off, Mr. Malone’s employment agreement (as amended) and his deferred compensation arrangements, as described below, were assumed by Old LMC and later Liberty Media. The term of Mr. Malone’s employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600 (which was increased to $3,900 in 2014), subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by our compensation committee. Although the “Director Compensation Table” table below reflects the portion of the aggregate incremental cost of Mr. Malone’s personal use of our corporate aircraft attributable to our company, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL, which aggregated $193,195 for use of the aircraft by our company and Liberty Media during the year ended December 31, 2015. A portion of the costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, incurred with respect to Mr. Malone were allocated to our company and reimbursed to Liberty Media under the services agreement.

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

Under the terms of Mr. Malone’s employment agreement, he is entitled to receive upon the termination of his employment for any reason (other than for death or “cause”), a lump sum equal to his salary for a period of five full years following termination (calculated on the basis of $3,900 per annum, the lump sum severance payment). As described above, in connection with the LMC Split-Off and later the LMC Spin-Off, Liberty Media assumed Mr. Malone’s employment agreement and all outstanding obligations thereunder, and we will reimburse Liberty Media for our allocated portion of any such lump sum severance payments made thereunder.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Nonqualified Deferred Compensation Earnings ($)(4)	All other compensation ($)(5)		Total ($)
John C. Malone	—		—	—	—	535,869	(6)(7)(8)	535,869
M. Ian G. Gilchrist	148,000		54,819	55,120	—	—		257,939
Evan D. Malone	88,000		109,665	—	—	—		197,665
David E. Rapley	148,000	(4)	54,819	55,120	4,748	—		262,687
M. LaVoy Robison	118,000	(4)	—	110,224	1,887	—		230,111
Larry E. Romrell	128,000		—	110,224	—	—		238,224
Mark Vadon (9)	23,576		132,397	—	—	—		155,973
Andrea L. Wong	108,000		109,665	—	2,786	1,000	(10)	221,451

(1)                                 Gregory B. Maffei and Michael A. George, who are directors of our company and named executive officers, and John C. Malone, who is a director of our company, received no compensation for serving as directors of our company during 2015. However, we are allocated a portion of the compensation paid to Mr. Malone by Liberty Media. See footnotes (6), (7) and (8) below.

(2)                                 As of December 31, 2015, our directors (other than Messrs. Maffei and George, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	John C. Malone	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	M. LaVoy Robison	Larry E. Romrell	Mark Vadon	Andrea L. Wong
Options
QVCA	—	10,524	10,958	9,813	34,156	32,217	864,737	—
QVCB	—	—	—	—	—	—	—	—
LVNTA	—	3,839	2,761	2,460	9,098	8,092	—	—
LVNTB	—	—	—	—	—	—	—	—

Restricted Stock
QVCA	—	3,290	4,724	3,290	—	1,857	3,464	4,724
LVNTA	—	384	1,555	1,171	—	787	938	1,555

(3)                                 The aggregate grant date fair value of the stock options and restricted stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2015 (which are included in the 2015 Form 10-K).

(4)                                 Includes 2015 compensation that was earned but not paid in cash because it was deferred under the Non-Employee Director Deferred Compensation Plan.  Amounts deferred are reflected below:

Name	Deferred Compensation	2015 Above Market Earnings on Accrued Interest
David Rapley	148,000	4,748
M. LaVoy Robison	59,000	1,887
Andrea L. Wong	—	2,786

(5)                                 Liberty Media makes available to our directors tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(6)                                 Includes the amount of Mr. Malone’s base salary of $1,755 and the following amounts, in each case, which were allocated to our company under the services agreement:

Amounts ($)
Reimbursement for personal legal, accounting and tax services	42,824
Compensation related to personal use of corporate aircraft (a)	161,261
Tax payments made on behalf of Mr. Malone	309,590

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

(7)                                 Also includes $11,925 in matching contributions allocated to our company with respect to the Liberty Media 401(k) Savings Plan.

(8)                                 Also includes $4,450 in health insurance premiums allocated to our company for the benefit of Mr. Malone.

(9)                                 Appointed to our board on October 1, 2015.

(10)                          Includes $1,000 in charitable contributions made on behalf of Ms. Wong pursuant to our matching donation program.

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

The security ownership information is given as of February 29, 2016 and, in the case of percentage ownership information, is based upon (1) 454,287,891 QVCA shares, (2) 29,211,527 QVCB shares, (3) 135,022,634 LVNTA shares and (4) 7,092,111 LVNTB shares, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
John C. Malone	QVCA	597,763	(1)	*	36.3
c/o Liberty Interactive Corporation	QVCB	27,655,931	(1)	94.7
12300 Liberty Boulevard	LVNTA	1,095,650	(1)	*
Englewood, CO 80112	LVNTB	6,701,962	(1)	94.5

Jackson Square Partners, LLC	QVCA	31,175,159	(2)	6.9	3.3
101 California Street, Suite 3750
San Francisco, CA 94111

The Vanguard Group	QVCA	20,040,081	(3)	4.4	2.9
100 Vanguard Blvd.	LVNTA	7,454,526	(4)	5.5
Malvern, PA 19355

Harris Associates L.P.	QVCA	24,872,480	(5)	5.4	2.6
111 S. Wacker Drive, Suite 4600
Chicago, IL 60606

FPR Partners LLC	QVCA	6,170,553	(6)	1.4	2.1
199 Fremont Street, Suite 2500	LVNTA	13,456,602	(6)	10.0
San Francisco, CA 94105-2261

Jana Partners LLC	LVNTA	8,080,186	(7)	6.1	*
767 Fifth Avenue, 8th Floor
New York, NY 10153

* Less than one percent

(1)                                 Information with respect to shares of our common stock beneficially owned by Mr. Malone, our Chairman of the Board, is also set forth in “—Security Ownership of Management.”

(2)                                 Based on Schedule 13G, dated February 16, 2016, filed by Jackson Square Partners, LLC (Jackson), which states that Jackson has sole dispositive power over 31,175,159 QVCA shares, sole voting power over 11,023,606 QVCA shares and shared voting power over 8,393,889 QVCA shares.

(3)                                 Based on Form 13F, dated February 10, 2016, filed by The Vanguard Group (Vanguard), which states that Vanguard has sole investment discretion over 19,547,094 QVCA shares, shared investment discretion over 492,987 QVCA shares, shared voting power over 43,600 QVCA shares and sole voting power over 440,285 QVCA shares.

(4)                                 Based on Schedule 13G, dated February 16, 2016, filed by Vanguard, which states that Vanguard has sole voting power over 100,261 LVNTA shares, sole dispositive power over 7,354,565 LVNTA shares, shared voting power over 7,900 LVNTA shares and shared dispositive power over 99,961 LVNTA shares.

(5)                                 Based on Amendment No. 1 to Schedule 13G, dated February 10, 2016, jointly filed by Harris Associates L.P. and Harris Associates Inc., which states that such entities have sole voting and dispositive power over 24,295,123 QVCA shares.

(6)                                 Based on Form 13F, dated February 16, 2016, and Amendment No. 3 to Schedule 13G, dated February 16, 2016, jointly filed by FPR Partners, LLC, Andrew Raab and Bob Peck (FPR Partners), which state that FPR Partners has (i) sole investment discretion and sole voting power over 6,170,553 QVCA shares and (ii) shared voting and dispositive power over 13,456,602 LVNTA shares.

(7)                                 Based on Amendment No. 3 to Schedule 13G/A, dated February 16, 2016, filed by Jana Partners LLC (Jana Partners), which states that Jana Partners has sole voting and dispositive power over 8,080,186 LVNTA shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of each series of our common stock (QVCA, QVCB, LVNTA and LVNTB). The security ownership information with respect to our common stock is given as of February 29, 2016 and, in the case of percentage ownership information, is based upon (1) 454,287,891 QVCA shares, (2) 29,211,527 QVCB shares, (3) 135,022,634 LVNTA shares and (4) 7,092,111 LVNTB shares, in each case, outstanding on that date. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this report. Shares of common stock issuable upon vesting of restricted stock units or upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 29, 2016 are deemed to be outstanding and to be beneficially owned by the person holding the restricted stock units, options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of QVCB or LVNTB, though convertible on a one-for-one basis into shares of QVCA or LVNTA, respectively, are reported as beneficial ownership of QVCB or LVNTB only, and not as beneficial ownership of QVCA or LVNTA, respectively. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty Media 401(k) Savings Plan as of February 29, 2016. The shares held by the trustee of the Liberty Media 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	QVCA	598	(1)(2)(3)	*	36.3
Chairman of the Board and Director	QVCB	27,656	(1)(4)(5)	94.7
	LVNTA	1,096	(1)(3)	*
	LVNTB	6,702	(1)(4)(5)	94.5

Gregory B. Maffei	QVCA	9,352	(2)(6)(7)	2.0	1.7
President, Chief Executive Officer	QVCB	268	(6)(8)	*
and Director	LVNTA	2,469	(2)(6)	1.8
	LVNTB	127	(6)(8)	1.8

Michael A. George	QVCA	3,401	(6)	*	*
Director; President and	QVCB	—		—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Chief Executive Officer, QVC, Inc.	LVNTA	801	(6)	*
	LVNTB	—		—

M. Ian G. Gilchrist	QVCA	9	(6)(8)	*	*
Director	QVCB	—		—
	LVNTA	2	(6)(8)	*
	LVNTB	—		—

Evan D. Malone	QVCA	50	(6)(8)	*	*
Director	QVCB	—		—
	LVNTA	13	(6)(8)	*
	LVNTB	—		—

David E. Rapley	QVCA	31	(6)(8)	*	*
Director	QVCB	—		—
	LVNTA	10	(6)(8)	*
	LVNTB	—		—

M. LaVoy Robison	QVCA	34	(6)	*	*
Director	QVCB	—		—
	LVNTA	11	(6)	*
	LVNTB	—		—

Larry E. Romrell	QVCA	55	(6)(8)	*	*
Director	QVCB	**		*
	LVNTA	16	(6)(8)	*
	LVNTB	**		*

Mark C. Vadon	QVCA	4,196	(6)(8)(9)	*	*
Director	QVCB	—		—
	LVNTA	**	(8)	*
	LVNTB	—		—

Andrea L. Wong	QVCA	23	(8)	*	*
Director	QVCB	—		—
	LVNTA	6	(8)	*
	LVNTB	—		—

Richard N. Baer	QVCA	307	(6)(8)	*	*
Chief Legal Officer	QVCB	—		—
	LVNTA	78	(6)(8)	*
	LVNTB	—		—

Albert E. Rosenthaler	QVCA	390	(2)(6)(8)	*	*
Chief Tax Officer	QVCB	—		—
	LVNTA	101	(2)(6)(8)	*
	LVNTB	—		—

Christopher W. Shean	QVCA	618	(2)(6)(8)	*	*
Chief Financial Officer	QVCB	—		—
	LVNTA	196	(2)(6)(8)	*
	LVNTB	—		—

All directors and executive officers as a group (13 persons)	QVCA	19,064	(1)(2)(3)(6)(7)(8)(9)	4.2	39.0
	QVCB	27,925	(1)(4)(5)(6)(8)	95.6
	LVNTA	4,799	(1)(2)(3)(6)(8)	3.6
	LVNTB	6,829	(1)(4)(5)(6)(8)	96.3

*                                         Less than one percent

**                                  Less than 1,000 shares

(1)                                 Includes 376,260 QVCA shares, 852,358 QVCB shares, 132,072 LVNTA shares and 206,413 LVNTB shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)                                 Includes shares held in the Liberty Media 401(k) Savings Plan as follows:

	QVCA	LVNTA
John C. Malone	1,666	—
Gregory B. Maffei	6,927	1,475
Albert E. Rosenthaler	14,118	3,112
Christopher W. Shean	10,219	2,208
Total	32,930	6,795

(3)                                 Includes (i) 13,938 shares of QVCA and 683,578 shares of LVNTA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity and (ii) 205,899 shares of QVCA and 280,000 shares of LVNTA pledged to Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) in connection with a loan facility extended by Merrill Lynch.

(4)                                 Includes 458,946 shares of QVCB and 111,140 shares of LVNTB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(5)                                 In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Mr. Malone and Mr. Malone’s wife. In connection with the acquisition by AT&T of TCI, TCI assigned to our predecessor its rights under this call agreement. We have since succeeded to these rights. As a result, we have the right, under certain circumstances, to acquire QVCB and LVNTB shares owned by the Malones. The call agreement also prohibits the Malones from disposing of their QVCB and LVNTB shares, except for certain exempt transfers (such as transfers to related parties or public sales of up to an aggregate of 5% of their shares of QVCB or LVNTB after conversion to shares of QVCA or LVNTA) and except for transfers made in compliance with our call rights.

(6)                                 Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after February 29, 2016.

	QVCA	QVCB	LVNTA	LVNTB
Gregory B. Maffei	5,470,228	112,436	1,343,443	115,639
Michael A. George	2,469,844	—	639,705	—
M. Ian G. Gilchrist	5,843	—	823	—
Evan D. Malone	10,958	—	2,761	—
David E. Rapley	5,132	—	1,292	—
M. LaVoy Robison	20,252	—	4,915	—
Larry E. Romrell	22,855	—	5,757	—
Mark C. Vadon	864,737	—	—	—
Richard N. Baer	238,108	—	60,250	—
Albert E. Rosenthaler	200,615	—	50,434	—
Christopher W. Shean	363,605	—	120,758	—
Total	9,672,177	112,436	2,230,138	115,639

(7)                                 Includes 41,047 shares of QVCA held by the Maffei Foundation, as to which shares Mr. Maffei has disclaimed beneficial ownership

(8)                                 Includes restricted shares, none of which has vested, and restricted stock units, which vest within 60 days after February 29, 2016, as follows:

	QVCA	QVCB	LVNTA	LVNTB
Gregory B. Maffei	—	155,533	—	11,498
M. Ian G. Gilchrist	3,290	—	384	—
Evan D. Malone	4,724	—	1,555	—
David E. Rapley	3,290	—	1,171	—
Larry E. Romrell	1,857	—	787	—
Mark C. Vadon	3,464	—	938	—
Andrea L. Wong	4,724	—	1,555	—
Richard N. Baer	45,189	—	10,976	—
Albert E. Rosenthaler	22,755	—	6,765	—
Christopher W. Shean	22,755	—	6,765	—
Total	112,048	155,533	30,896	11,498

(9)                               Upon the completion of our acquisition of zulily, Liberty Interactive assumed Mr. Vadon’s outstanding options to acquire 1,315,390 shares of zulily’s Class B common stock and converted such options into 864,737 options to purchase QVCA shares.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)	rights	in column (a))
Equity compensation plans approved by security holders:
Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(1)
QVCA	758,240	$9.00
QVCB	—	—
LVNTA	14,445	$17.35
LVNTB	—	—
Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(2)
QVCA	67,871	$16.60
QVCB	—	—
LVNTA	17,094	$16.95
LVNTB	—	—

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)	rights	in column (a))
Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(3)
QVCA	2,125,900	$13.85
QVCB	—	—
LVNTA	83,681	$10.91
LVNTB	—	—
Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended			—	(4)
QVCA	11,923,745	$19.31
QVCB	646,352	$29.87
LVNTA	2,359,459	$18.72
LVNTB	1,406,463	$37.63
Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (As Amended and Restated as of December 17, 2015)			881,992	(5)
QVCA	53,591	$24.87
QVCB	—	—
LVNTA	15,148	$36.91
LVNTB	—	—
Liberty Interactive Corporation 2012 Incentive Plan (As Amended and Restated as of March 31, 2015)			35,432,118	(5)
QVCA	9,880,449	$24.24
QVCB	131,725	$29.41
LVNTA	1,194,099	$33.17
LVNTB	135,478	$42.33
Equity compensation plans not approved by security holders: None (6)

Total
QVCA	24,809,796
QVCB	778,077
LVNTA	3,683,926
LVNTB	1,541,941
			36,314,110

(1)                                 The Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended, expired on December 6, 2010 and, as a result, no further grants are permitted under this plan.

(2)                                 The Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended, expired on December 17, 2012 and, as a result, no further grants are permitted under this plan.

(3)                                 The Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended, expired on June 30, 2012 and, as a result, no further grants are permitted under this plan.

(4)                                 The Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011), as amended, expired on February 23, 2015 and, as a result, no further grants are permitted under this plan.

(5)                                 Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(6)                                 On October 1, 2015, in connection with our acquisition of zulily, we assumed each outstanding award issued pursuant to the zulily, inc. 2009 Equity Incentive Plan and the zulily, inc. 2013 Equity Plan (together, the zulily Plans and such awards collectively, the Assumed Awards).  The Assumed Awards were converted into a corresponding award with respect to shares of QVCA (such converted awards, the Converted Awards).  We do not intend to issue any new grants under the zulily Plans in the future.  As of December 31, 2015, the number of securities to be issued upon exercise of outstanding options, warrants and rights under the zulily, inc. 2009 Equity Incentive Plan was 5,730,053 QVCA shares, which have a weighted average exercise price of $13.00.  With respect to the zulily, inc. 2013 Equity Plan, the number of securities to be issued upon exercise of outstanding options, warrants and rights was 941,999 QVCA shares, which have a weighted average exercise price of $35.18.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Our board of directors has determined that each of M. Ian G. Gilchrist, David E. Rapley, M. LaVoy Robison, Larry E. Romrell, Mark C. Vadon and Andrea L. Wong qualifies as an independent director of our company. In making its decision with respect to Mr. Vadon, our board noted that Mr. Vadon’s prior relationship as zulily’s co-founder, Chairman of the Board and employee should not preclude the board from determining that he is independent because, among other things, Mr. Vadon resigned from his positions at zulily when our acquisition of zulily closed on October 1, 2015.

Item 14.   Principal Accountant Fees and Services.

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2015 and 2014 and fees billed for other services rendered by KPMG LLP:

	2015	2014
Audit fees	$5,805,000	6,199,000
Audit related fees(1)	784,000	570,000

Audit and audit related fees	6,589,000	6,769,000
Tax fees(2)	1,100,000	657,000

Total fees	$7,689,000	7,426,000

(1)                                 Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, reviews of registration statements and issuance of consents, due diligence related to potential business combinations and audits of financial statements of certain employee benefit plans.

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

All services provided by our independent auditor during 2015 were approved in accordance with the terms of the policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(b)                                 Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Dated: April 28, 2016	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

31.3                        Rule 13a-14(a)/15d-14(a) Certification*

31.4                        Rule 13a-14(a)/15d-14(a) Certification*

*                                         Filed herewith.