Form 10-Q
period 2016-03-31
Liberty Interactive Corp
filed 2016-05-09
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of April 30, 2016 was:

	Series A	Series B

QVC Group	451,545,725	29,361,638
Liberty Ventures	135,061,972	7,103,609

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,743	2,449
Trade and other receivables, net of allowance for doubtful accounts of $89 million and $87 million, respectively	1,094	1,443
Inventory, net	1,084	1,000
Short term marketable securities (note 6)	601	910
Other current assets	87	73
Total current assets	5,609	5,875
Investments in available-for-sale securities and other cost investments (note 7)	1,482	1,353
Investments in affiliates, accounted for using the equity method (note 8)	1,651	1,641
Property and equipment, at cost	2,236	2,124
Accumulated depreciation	(1,035)	(984)
	1,201	1,140
Intangible assets not subject to amortization (note 9):
Goodwill	6,198	6,112
Trademarks	3,322	3,373
	9,520	9,485
Intangible assets subject to amortization, net (note 9)	1,457	1,647
Other assets, at cost, net of accumulated amortization	38	39
Total assets	$20,958	21,180

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2016	2015
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$667	762
Accrued liabilities	623	784
Current portion of debt, including $2,577 million and $1,193 million measured at fair value (note 10)	2,605	1,226
Other current liabilities	295	328
Total current liabilities	4,190	3,100
Long-term debt, including zero and $1,287 million measured at fair value (note 10)	6,271	7,481
Deferred income tax liabilities	3,454	3,502
Other liabilities	295	222
Total liabilities	14,210	14,305
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 452,916,772 shares at March 31, 2016 and 461,379,963 shares at December 31, 2015	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,367,060 shares at March 31, 2016 and 29,218,527 shares at December 31, 2015	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 135,039,558 shares at March 31, 2016 and 134,961,466 shares at December 31, 2015	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 7,103,609 shares at March 31, 2016 and 7,092,111 shares at December 31, 2015	—	—
Additional paid-in capital	160	370
Accumulated other comprehensive earnings (loss), net of taxes	(189)	(215)
Retained earnings	6,689	6,626
Total stockholders' equity	6,666	6,787
Noncontrolling interests in equity of subsidiaries	82	88
Total equity	6,748	6,875
Commitments and contingencies (note 12)
Total liabilities and equity	$20,958	21,180

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Total revenue, net	$2,510	2,214
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,626	1,415
Operating	170	160
Selling, general and administrative, including stock-based compensation (note 4)	308	235
Depreciation and amortization	217	168
	2,321	1,978
Operating income	189	236
Other income (expense):
Interest expense	(93)	(95)
Share of earnings (losses) of affiliates, net (note 8)	(21)	3
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(7)	(4)
Other, net	34	15
	(87)	(81)
Earnings (loss) before income taxes	102	155
Income tax (expense) benefit	(31)	(3)
Net earnings (loss)	71	152
Less net earnings (loss) attributable to the noncontrolling interests	8	9
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$63	143

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$90	151
Liberty Ventures common stock	(27)	(8)
	$63	143

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2016	2015
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.19	0.32
Series A and Series B Liberty Ventures common stock	$(0.19)	(0.06)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.18	0.31
Series A and Series B Liberty Ventures common stock	$(0.19)	(0.06)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Net earnings (loss)	$71	152
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	34	(102)
Share of other comprehensive earnings (losses) of equity affiliates	(1)	(14)
Other comprehensive earnings (loss)	33	(116)
Comprehensive earnings (loss)	104	36
Less comprehensive earnings (loss) attributable to the noncontrolling interests	15	9
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$89	27

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$110	35
Liberty Ventures common stock	(21)	(8)
	$89	27

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$71	152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217	168
Stock-based compensation	31	15
Cash payments for stock-based compensation	(10)	(2)
Excess tax benefit from stock-based compensation	(5)	(13)
Share of (earnings) losses of affiliates, net	21	(3)
Cash receipts from returns on equity investments	15	13
Realized and unrealized (gains) losses on financial instruments, net	7	4
Deferred income tax expense (benefit)	(6)	(54)
Other, net	(27)	(8)
Changes in operating assets and liabilities
Current and other assets	281	258
Payables and other liabilities	(300)	(310)
Net cash provided (used) by operating activities	295	220
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(20)
Cash proceeds from dispositions of investments	9	—
Investments in and loans to cost and equity investees	(22)	(45)
Cash receipts from returns of equity investments	—	200
Capital expended for property and equipment	(51)	(44)
Purchases of short term and other marketable securities	(116)	(287)
Sales of short term and other marketable securities	425	313
Other investing activities, net	(12)	(44)
Net cash provided (used) by investing activities	233	73
Cash flows from financing activities:
Borrowings of debt	623	531
Repayments of debt	(598)	(642)
Repurchases of QVC Group common stock	(238)	(123)
Minimum withholding taxes on net settlements of stock-based compensation	(8)	(11)
Excess tax benefit from stock-based compensation	5	13
Other financing activities, net	(5)	(7)
Net cash provided (used) by financing activities	(221)	(239)
Effect of foreign currency exchange rates on cash	(13)	(10)
Net increase (decrease) in cash and cash equivalents	294	44
Cash and cash equivalents at beginning of period	2,449	2,306
Cash and cash equivalents at end of period	$2,743	2,350

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2016

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	5	—	1	—	370	(215)	6,626	88	6,875
Net earnings (loss)	—	—	—	—	—	—	—	63	8	71
Other comprehensive earnings (loss)	—	—	—	—	—	—	26	—	7	33
Stock-based compensation	—	—	—	—	—	22	—	—	—	22
Series A QVC Group common stock repurchases	—	—	—	—	—	(238)	—	—	—	(238)
Stock issued upon exercise of stock options	—	—	—	—	—	10	—	—	—	10
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(8)	—	—	—	(8)
Excess tax benefit from stock-based compensation	—	—	—	—	—	5	—	—	—	5
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at March 31, 2016	$—	5	—	1	—	160	(189)	6,689	82	6,748

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has not yet selected a transition method nor has it determined the effect of the standards on its ongoing financial reporting.

In February 2015, the FASB issued new accounting guidance which amends the consolidation guidance in Accounting Standards Codification Topic 810, Consolidation.  The new guidance requires an entity to reconsider and re-document the basis for previous consolidation conclusions.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company adopted this guidance during the first quarter of 2016.  The adoption of this guidance did not change the conclusions reached for any previous consolidation analyses.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments.  The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million was reimbursable to LMC for both

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

the three months ended March 31, 2016 and 2015. Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

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

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC, Inc. (“QVC”) and zulily (defined below) (as of October 1, 2015), and our approximate 38% interest in HSN, Inc., along with cash and certain liabilities that reside with QVC and zulily as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of March 31, 2016, the QVC Group has cash and cash equivalents of approximately $440 million, which includes subsidiary cash.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of our subsidiaries Bodybuilding.com, LLC ("Bodybuilding"), Commerce Technologies, Inc. (d/b/a “CommerceHub”), Evite, Inc. ("Evite") and Backcountry.com, Inc. (“Backcountry”) (see note 3 for discussion of a disposed business) (collectively, the “Digital Commerce” businesses) and interests in Expedia, Inc., FTD Companies, Inc. (“FTD”), Interval Leisure Group, Inc. and LendingTree, Inc., available-for-sale securities in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents of approximately $2,303 million at March 31, 2016. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As the outcome of the transaction with Liberty Broadband and the Charter-TWC merger are uncertain due to pending regulatory approvals, Liberty has not reflected any financial impacts in the condensed consolidated financial statements related to the respective agreements as of March 31, 2016.

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. (“zulily”) (now known as zulily, llc) for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of Series A QVC Group common stock for each zulily share, with cash paid in lieu of any fractional shares.  Funding for the $1.2 billion cash portion of the consideration came from cash on hand at zulily and a distribution from QVC funded by a drawdown under its revolving credit facility (see note 10).  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day.  zulily is attributed to the QVC Group and we believe that its business is complementary to QVC’s. Subsequent to December 31, 2015, the preliminary purchase price allocation was adjusted, resulting in decreases of $50 million to trademarks, $40 million to intangible assets subject to amortization and $33 million to deferred tax liabilities and a corresponding increase of $57 million to goodwill. If these adjustments had been recorded as of the acquisition date, amortization expense would have been approximately $3 million lower for the period ended December 31, 2015. There have been no other significant changes to our purchase price allocation since December 31, 2015. The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for zulily. The primary balances still subject to analysis are certain intangible assets, liabilities and tax balances.

On November 12, 2015, Liberty announced that its board of directors authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of newly formed companies to be called CommerceHub, Inc. and Liberty Expedia Holdings, Inc. (“Expedia Holdings”).  CommerceHub, Inc. is expected to be comprised of Liberty’s Commerce Technologies, Inc. (d/b/a CommerceHub) business.  Expedia Holdings is expected to be comprised of, among other things, Liberty’s entire interest in Expedia, Inc., Liberty’s subsidiary Bodybuilding and $350 million of debt. The applicable record dates, distribution dates and distribution ratios for the spin-offs will be announced at a later date. Each of the spin-offs is intended to be tax-free to stockholders of Liberty Ventures and will be subject to various conditions including the receipt of an opinion of tax counsel.  Subject to the satisfaction of the applicable conditions, the completion of each of the spin-offs is expected to occur in the second quarter of 2016.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3) Disposals

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  Backcountry is included in the Corporate and other segment through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

strategic shift that has a major effect on Liberty’s operations and financial results.  Included in revenue in the accompanying condensed consolidated statements of operations is $122 million for the three months ended March 31, 2015, related to Backcountry.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of less than one million dollars for the three months ended March 31, 2015, related to Backcountry.

(4)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units and options to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $31 million and $15 million of stock-based compensation during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, Liberty granted 2.8 million options to QVC employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.89 per share and vest semi-annually over 4 years.

During the three months ended March 31, 2016, Liberty granted 347 thousand options to zulily employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.89 per share and vest between three to five years.

Also during the three months ended March 31, 2016, Liberty granted to Liberty employees 11 thousand and 3 thousand options to purchase shares of Series A QVC Group common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average grant-date fair value of $7.79 and $12.11 per share, respectively, and each grant vests semi-annually over four years.

In connection with our CEO’s employment agreement, during the three months ended March 31, 2016, Liberty also granted 730 thousand and 209 thousand options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 53 thousand and 16 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  Such options had a grant-date fair value of $7.47 per share and $12.48 per share, respectively. The restricted stock units had a fair value of $25.11 per share and $38.79 per share, respectively, at the time they were granted. The options vest on December 31, 2016 and the restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

The Company has calculated the grant-date fair value for all of its equity classified Awards and any subsequent remeasurement of its liability classified and certain performance-based Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stock and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company.

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	31,482	$19.57
Granted	3,127	$26.27
Exercised	(1,994)	$12.85
Forfeited/Cancelled	(165)	$38.28
Outstanding at March 31, 2016	32,450	$20.53	5.0	years	$185
Exercisable at March 31, 2016	18,422	$17.46	3.7	years	$151

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	778	$29.79
Granted	730	$25.11
Exercised	—	$—
Forfeited/Cancelled	(19)	29.41
Outstanding at March 31, 2016	1,489	$27.50	6.4	years	$—
Exercisable at March 31, 2016	112	$29.41	6.0	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	3,684	$23.29
Granted	3	$37.53
Exercised	(118)	$19.53
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	3,569	$23.42	3.9	years	$58
Exercisable at March 31, 2016	2,833	$19.44	3.1	years	$56

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	1,542	$38.04
Granted	209	$38.79
Exercised	—	$—
Forfeited/Cancelled	(20)	$42.33
Outstanding at March 31, 2016	1,731	$38.08	5.9	years	$2
Exercisable at March 31, 2016	116	$42.33	6.0	years	$—

As of March 31, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $135 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(5)   Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended March 31, 2016 and 2015, are 12 million and 4 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended
	March 31,
	2016	2015
	number of shares in millions
Basic EPS	485	473
Potentially dilutive shares	6	7
Diluted EPS	491	480

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS, for all periods presented, are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended
	March 31,
	2016	2015
	number of shares in millions
Basic EPS	142	141
Potentially dilutive shares	1	2
Diluted EPS	143	143

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2016			December 31, 2015
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$2,531	2,531	—	2,225	2,225	—
Short term marketable securities	$601	136	465	910	331	579
Available-for-sale securities	$1,421	1,414	7	1,294	1,287	7
Debt	$2,577	—	2,577	2,480	—	2,480

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Fair Value Option Securities	$136	(17)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Exchangeable senior debentures	(142)	13
Other financial instruments	(1)	—
	$(7)	(4)

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	March 31,	December 31,
	2016	2015
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Time Warner Inc.	309	284
Time Warner Cable Inc.	1,096	994
Other investments	73	71
Total attributed Ventures Group	1,478	1,349
Consolidated Liberty	$1,482	1,353

(8)   Investments in Affiliates Accounted for Using the Equity Method

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at March 31, 2016 and the carrying amount at December 31, 2015:

				December 31,
	March 31, 2016			2015
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN, Inc.	38%	$1,047	$180	165
Other	various	NA	43	43
Total QVC Group			223	208
Ventures Group
Expedia, Inc.	16%	$2,545	894	927
FTD Companies, Inc.	37%	268	261	267
Other	various	NA	273	239
Total Ventures Group			1,428	1,433
Consolidated Liberty			$1,651	1,641

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2016	2015
	amounts in millions
QVC Group
HSN, Inc.	$22	25
Other	(1)	(1)
Total QVC Group	21	24
Ventures Group
Expedia, Inc.	(24)	4
FTD Companies, Inc.	(3)	(2)
Other	(15)	(23)
Total Ventures Group	(42)	(21)
Consolidated Liberty	$(21)	3

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	QVC	zulily	Other	Total
	amounts in millions
Balance at January 1, 2016	$5,149	860	103	6,112
Acquisition (1)	—	57	—	57
Foreign currency translation adjustments	27	—	—	27
Other	—	—	2	2
Balance at March 31, 2016	$5,176	917	105	6,198

(1)	As discussed in note 2, subsequent to December 31, 2015, the preliminary purchase price allocation for the zulily acquisition was adjusted, resulting in a $57 million increase to goodwill.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $176 million and $129 million for the three months ended March 31, 2016 and 2015, respectively. Based on its amortizable intangible assets as of March 31, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2016	$518
2017	$502
2018	$231
2019	$96
2020	$60

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2016	March 31, 2016	December 31, 2015
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	346	349	349
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,894	1,894	1,815
Other subsidiary debt	72	72	72
Deferred loan costs		(33)	(34)
Total QVC Group debt	$6,653	6,615	6,535
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$437	264	257
3.75% Exchangeable Senior Debentures due 2030	437	260	275
3.5% Exchangeable Senior Debentures due 2031	342	331	312
0.75% Exchangeable Senior Debentures due 2043	824	1,373	1,287
Subsidiary level notes and facilities	33	33	41
Total Ventures Group debt	$2,073	2,261	2,172
Total consolidated Liberty debt	$8,726	8,876	8,707
Less current classification		(2,605)	(1,226)
Total long-term debt		$6,271	7,481

QVC Bank Credit Facilities

On March 9, 2015, QVC amended and restated its senior secured credit facility (the “Second Amended and Restated Credit Agreement”) which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of the loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 2.2% at March 31, 2016. Availability under the Second Amended and Restated Credit Agreement at March 31, 2016 was $356 million.

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

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of March 31, 2016 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.  The 1% Exchangeable Senior Debentures due 2043 and 0.75% Exchangeable Senior Debentures are classified as current as of March 31, 2016.

Subsequent to March 31, 2016, holders exchanged, under the terms of the debentures, approximately $295 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty LLC elected to make cash payments to settle the obligations of approximately $500 million.

Debt Covenants

Liberty and QVC are in compliance with all debt covenants at March 31, 2016.

Other Subsidiary Debt

Other subsidiary debt at March 31, 2016 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2016 are as follows (amounts in millions):

Senior debentures	$841
QVC senior secured notes	$3,496

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2016.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)   Stockholders' Equity

As of March 31, 2016, Liberty reserved for issuance upon exercise of outstanding stock options approximately 32.5 million shares of Series A QVC Group common stock, 1.5 million shares of Series B QVC Group common stock, 3.6 million shares of Series A Liberty Ventures common stock and 1.7 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of March 31, 2016, no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

(12)   Commitments and Contingencies

Distribution Center Lease

On July 2, 2015, QVC entered into a lease (the “Lease”) for a west coast distribution center. Pursuant to the Lease, the landlord is building an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter will lease the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.

QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

QVC has concluded that it is the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, QVC is recording estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively. In addition, QVC will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the projects in progress asset. As of March 31, 2016 the projects in progress asset and long-term liability related to the west coast distribution center were approximately $74 million.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Liberty defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses excluding all stock-based compensation. Liberty believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the three months ended March 31, 2016, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•

QVC - a consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

•

zulily – a consolidated subsidiary that markets and sells unique products in the United States and several foreign countries through flash sales events, primarily through its desktop and mobile websites and mobile applications.

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2015.

Performance Measures

	Three months ended March 31,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$2,013	415	1,938	407
zulily	355	23	NA	NA
Corporate and other	—	(5)	—	(6)
Inter-segment eliminations	(1)	—	NA	NA
Total QVC Group	2,367	433	1,938	401
Ventures Group
Corporate and other	143	4	276	18
Total Ventures Group	143	4	276	18
Consolidated Liberty	$2,510	437	2,214	419

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	March 31, 2016
	Total	Investments	Capital
	assets	In affiliates	expenditures
	amounts in millions
QVC Group
QVC	$11,833	43	39
zulily	2,637	—	4
Corporate and other	355	180	—
Total QVC Group	14,825	223	43
Ventures Group
Corporate and other	6,133	1,428	8
Total Ventures Group	6,133	1,428	8
Consolidated Liberty	$20,958	1,651	51

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$437	419
Stock-based compensation	(31)	(15)
Depreciation and amortization	(217)	(168)
Interest expense	(93)	(95)
Share of earnings (loss) of affiliates, net	(21)	3
Realized and unrealized gains (losses) on financial instruments, net	(7)	(4)
Other, net	34	15
Earnings (loss) before income taxes	$102	155

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

•	rapid technological changes;
•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
•	Liberty’s ability to complete its acquisition of Liberty Broadband’s Series C Shares in connection with the proposed Charter-TWC merger; and
•	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We own controlling and non-controlling interests in a broad range of video and on-line commerce companies. Our largest business and reportable segment, is QVC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. On October 1, 2015 we acquired zulily, inc. (“zulily”) (now known as zulily, llc), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day.

Our “Corporate and Other” category includes entire or majority interests in consolidated subsidiaries, which operate on-line commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses.  These consolidated subsidiaries include, Bodybuilding.com, LLC ("Bodybuilding"), Commerce Technologies, Inc. (d/b/a “CommerceHub”), Evite, Inc. ("Evite") and Backcountry.com, Inc. (“Backcountry”) (through June 30, 2015, see note 3 of the accompanying condensed consolidated financial statements) (collectively, the “Digital Commerce” businesses).  Bodybuilding manages websites related to sports nutrition, body building and fitness. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Evite is an online invitation and social event planning service on the Web. We also hold ownership interests in Expedia, Inc. (“Expedia”), FTD Companies, Inc. (“FTD”), HSN, Inc., Interval Leisure Group, Inc. and LendingTree, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc. and Time Warner Cable Inc., which are accounted for at their respective fair market values.

On June 30, 2015, Liberty sold Backcountry. Backcountry is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2016, the Ventures Group is comprised primarily of our interests in Bodybuilding, CommerceHub, Evite, Backcountry (through June 30, 2015), Expedia, FTD, Interval Leisure Group, Inc., LendingTree, Inc., investments in Time Warner Inc. and Time Warner Cable Inc., as well as cash and cash equivalents in the amount of approximately $2,303 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of March 31, 2016, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile applications businesses and has attributed to it our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015), as well as our 38% interest in HSN, Inc. and cash and cash equivalents of approximately $440 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC and zulily as well certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities.

On November 12, 2015, Liberty announced that its board of directors had authorized management to pursue a plan to spin-off to holders of its Liberty Ventures common stock shares of newly formed companies to be called CommerceHub, Inc. and Liberty Expedia Holdings, Inc. (the “proposed spin-offs”). CommerceHub, Inc. would be comprised of Liberty’s Commerce Technologies, Inc. (d/b/a CommerceHub) business.  Liberty Expedia Holdings, Inc. would be comprised of, among other things, Liberty’s interest in Expedia, Inc., Liberty’s subsidiary Bodybuilding and $350 million of debt.  The applicable record dates, distribution dates and distribution ratios for the proposed spin-offs will be announced at a later date. Each of the proposed spin-offs is intended to be tax-free to stockholders of Liberty Ventures and will be subject to various conditions including the receipt of an opinion of tax counsel. Subject to the satisfaction of the applicable conditions, the completion of each of the proposed spin-offs is expected to occur in the second quarter of 2016.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reporting segments. The "Corporate and other" category consists of those assets or businesses which we do not disclose separately, including our Digital Commerce businesses, which are included in the Ventures Group. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations—Businesses" below.

Operating Results

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Revenue
QVC Group
QVC	$2,013	1,938
zulily	355	NA
Inter-segment eliminations	(1)	NA
Total QVC Group	2,367	1,938
Ventures Group
Corporate and other	143	276
Total Ventures Group	143	276
Consolidated Liberty	$2,510	2,214

Adjusted OIBDA
QVC Group
QVC	$415	407
zulily	23	NA
Corporate and other	(5)	(6)
Total QVC Group	433	401
Ventures Group
Corporate and other	4	18
Total Ventures Group	4	18
Consolidated Liberty	$437	419

Operating Income (Loss)
QVC Group
QVC	$261	246
zulily	(43)	NA
Corporate and other	(12)	(9)
Total QVC Group	206	237
Ventures Group
Corporate and other	(17)	(1)
Total Ventures Group	(17)	(1)
Consolidated Liberty	$189	236

Revenue.    Our consolidated revenue increased 13.4% or $296 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year. The increase was primarily due to the acquisition of zulily ($355 million) and increased revenue at QVC ($75 million), partially offset by the sale of Backcountry ($122 million) and a decrease of $9 million at Bodybuilding. Bodybuilding’s results were driven by decreases in the overall number of unique visitors, a decrease in order volume and a decrease in average order value. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

Consolidated Adjusted OIBDA increased 4.3% or $18 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA for the three months ended March 31, 2016 was primarily due to the acquisition of zulily ($23 million) and an increase of $8 million at QVC, partially offset by the sale of Backcountry ($6 million) and a decrease of $2 million at Bodybuilding.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options, restricted awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees and (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans.

We recorded $31 million and $15 million of stock-based compensation for the three months ended March 31, 2016 and 2015, respectively. The increase of $16 million for the three months ended March 31, 2016 was primarily attributable to a $10 million increase in stock-based compensation at CommerceHub and due to the acquisition of zulily ($5 million). As of March 31, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $135 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.4 years.

Operating income.    Our consolidated operating income decreased 19.9% or $47 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year. The decrease in operating income for the three months ended March 31, 2016 was primarily due to $43 million of operating losses at zulily and a decrease in operating income at CommerceHub of $9 million (primarily due to increases in stock-based compensation expense), partially offset by an increase in operating income at QVC of $15 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Interest expense
QVC Group	$(76)	(75)
Ventures Group	(17)	(20)
Consolidated Liberty	$(93)	(95)

Share of earnings (losses) of affiliates
QVC Group	$21	24
Ventures Group	(42)	(21)
Consolidated Liberty	$(21)	3

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$(1)	(10)
Ventures Group	(6)	6
Consolidated Liberty	$(7)	(4)

Other, net
QVC Group	$5	8
Ventures Group	29	7
Consolidated Liberty	$34	15

Consolidated Liberty other income (expense)	$(87)	(81)

Interest expense.    Interest expense remained relatively flat for the three months ended March 31, 2016, as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
QVC Group
HSN, Inc.	$22	25
Other	(1)	(1)
Total QVC Group	21	24
Ventures Group
Expedia, Inc.	(24)	4
FTD	(3)	(2)
Other	(15)	(23)
Total Ventures Group	(42)	(21)
Consolidated Liberty	$(21)	3

The change in our share of Expedia’s earnings (losses) is primarily due to a one time gain recognized by Expedia during the three months ended March 31, 2015. The share of losses in the Other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and because we account for these investments as equity method affiliates, we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Fair Value Option Securities	$136	(17)
Exchangeable senior debentures	(142)	13
Other financial instruments	(1)	—
	$(7)	(4)

The changes in realized and unrealized gains (losses) on financial instruments are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net for the Ventures Group includes a $15 million gain on dilution of investments in affiliates and a $7 million gain on the sale of a subsidiary during the three months ended March 31, 2016.

Income taxes. We had income tax expense of $31 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. Income tax expense was lower than the U.S. statutory tax rate of 35% in 2016 due to tax credits generated by our alternative energy investments. Income tax expense was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of a taxable dividend that under U.S. tax law is subject to a dividends received deduction and to tax credits generated by our alternative energy investments.

Net earnings. We had net earnings of $71 million and $152 million for the three months ended March 31, 2016 and 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of March 31, 2016, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of March 31, 2016, Liberty's liquidity position consisted of the following:

	Cash and cash	Marketable	Available-for-Sale
	equivalents	securities	Securities
	amounts in millions
QVC	$361	—	—
zulily	25	—	—
Corporate and other	54	—	4
Total QVC Group	440	—	4
Corporate and other	2,303	601	1,478
Total Ventures Group	2,303	601	1,478
Total Liberty	$2,743	601	1,482

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $356 million under the QVC credit facility at March 31, 2016. As of March 31, 2016, QVC had approximately $150 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$240	227
Ventures Group net cash provided (used) by operating activities	55	(7)
Net cash provided (used) by operating activities	$295	220
QVC Group net cash provided (used) by investing activities	(44)	136
Ventures Group net cash provided (used) by investing activities	277	(63)
Net cash provided (used) by investing activities	$233	73
QVC Group net cash provided (used) by financing activities	(169)	(245)
Ventures Group net cash provided (used) by financing activities	(52)	6
Net cash provided (used) by financing activities	$(221)	(239)

QVC Group

During the three months ended March 31, 2016, the QVC Group uses of cash were primarily the repayment of certain debt obligations of approximately $438 million and the repurchase of Series A QVC Group common stock of $238 million.  Additionally, the QVC Group had approximately $43 million of capital expenditures during the three months ended March 31, 2016.  These uses of cash were funded by cash provided by operating activities and additional borrowings of debt.

The projected uses of QVC Group cash for the remainder of 2016 are the cost to service outstanding debt, approximately $140 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $198 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the three months ended March 31, 2016, the Ventures Group uses of cash were primarily the repayment of certain debt obligations of approximately $160 million and purchase of short term and other marketable securities.  These uses of cash for the Ventures Group were funded by additional borrowings of debt and the sale of short term and other marketable securities.

Subsequent to March 31, 2016, holders exchanged, under the terms of the debentures, approximately $295 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty LLC elected to make cash payments to settle the obligations of approximately $500 million.

The projected uses of Ventures Group cash for the remainder of 2016 are approximately $30 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $24 million and further investments in existing or new businesses through continued investment activity.  In addition, subject to the satisfaction of the applicable closing conditions, cash from the Liberty Ventures Group is expected to be used to fund Liberty’s $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying financial statements) and up to $375 million is expected to be paid to bondholders.

Consolidated

During the three months ended March 31, 2016, Liberty's primary uses of cash were $598 million of repayments on outstanding debt and repurchases of Series A QVC Group common stock of $238 million. These activities were funded primarily from borrowings of $623 million, cash provided by operating activities and cash on hand.

Subsequent to March 31, 2016, holders exchanged, under the terms of the debentures, approximately $295 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty LLC elected to make cash payments to settle the obligations of approximately $500 million.

The projected uses of Liberty cash for the remainder of 2016 are the continued capital improvement spending of approximately $222 million, the repayment of certain debt obligations, approximately $170 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses.  Subject to the satisfaction of the applicable closing conditions, we expect to invest up to $2.4 billion in Liberty Broadband (see note 2 in the accompanying financial statements). We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany, the United Kingdom ("U.K."), Italy, Japan, and France (collectively, "QVC-International").

In Germany, QVC distributes its programming 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the UK, QVC distributes its programming 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.

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

QVC's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.

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

QVC's operating results were as follows:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Net revenue	$2,013	1,938
Costs of sales	1,280	1,221
Gross profit	733	717
Operating expenses:
Operating	142	137
SG&A expenses (excluding stock-based compensation)	176	173
Adjusted OIBDA	415	407
Stock-based compensation	6	8
Depreciation	34	33
Amortization of intangible assets	114	120
Operating income	$261	246

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
QVC-U.S.	$1,407	1,342
QVC-International	606	596
Consolidated QVC	$2,013	1,938

QVC's consolidated net revenue increased 3.9% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The three month increase in net revenue of $75 million was primarily comprised of $125 million due to a 5.6% increase in units sold and a $10 million decrease in estimated product returns. The increase was partially offset by $40 million due to a 1.7% decrease in average selling price per unit ("ASP"), a $9 million decrease in shipping and handling revenue and $8 million in unfavorable foreign currency rates in all countries.

During the three months ended March 31, 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended
	March 31, 2016
	U.S. Dollars	Local currency
QVC-U.S.	4.8%	4.8%
QVC-International	1.7%	3.1%

QVC-U.S. net revenue growth for the three months ended March 31, 2016 was primarily due to a 7.0% increase in units shipped and a favorable impact in estimated product returns.  The increase was offset by a 2.8% decrease in ASP and a 7.8% decrease in net shipping and handling revenue.  QVC-US experienced shipped sales growth in apparel, accessories and home, offset by decreases in jewelry and electronics. The decrease in estimated product returns was primarily due to net adjustments to prior period estimates based on lower actual experience in electronics and accessories. Net shipping and handling revenue decreased in the U.S. as a result of QVC’s new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates.

QVC-International net revenue growth in constant currency was primarily due to a 3.4% increase in units shipped mainly in the U.K, offset by an increase in estimated product returns, primarily in the U.K. and Germany. QVC-International experienced shipped sales growth in constant currency in all categories except jewelry.  The increase in estimated product returns was primarily due to an increase in units shipped and a shift in sales mix from jewelry to accessories.

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

QVC's gross profit percentage was 36.4% for the three months ended March 31, 2016, compared to 37.0% for the three month period ended March 31, 2015. For the three months ended March 31, 2016, the gross profit percentage decreased primarily due to increased freight costs from increased carrier rates and volume in the U.S. and a decrease in product margins internationally.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $5 million or 3.6% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a $2 million increase in both commissions and customer service expenses in the U.S. The increase in commissions expense was primarily due to increased sales on commission and the increase in customer service expense was primarily due to increased calls handled and average handling call times.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses increased $3 million, and as a percentage of net revenue, decreased from 8.9% to 8.7% for the three months ended March 31, 2016 compared to the prior year.

For the three months ended March 31, 2016, the increase was primarily due to increases in bad debt expense of $5 million and software expense of $2 million, offset by decreases in personnel costs of $5 million. The increase in bad debt expense is primarily related to the Easy-Pay program in the U.S.  The increase in software expense is primarily due to an increase in maintenance for software security that was implemented in the third quarter of 2015. The decrease in personnel costs was primarily due to a decrease in severance, mostly in the U.S.

Depreciation and amortization consisted of the following:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Affiliate agreements	$36	37
Customer relationships	43	43
Acquisition related amortization	79	80
Property and equipment	34	33
Software amortization	24	29
Channel placement amortization and related expenses	11	11
Total depreciation and amortization	$148	153

zulily. Liberty acquired zulily on October 1, 2015.  Prior to the acquisition, zulily utilized a retail calendar, whereby each fiscal year ended on the Sunday closest to December 31 and each fiscal year consisted of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.  Upon acquisition by Liberty, zulily changed to a calendar year end on a prospective basis. Although zulily’s results are only included in Liberty’s results since October 1, 2015, we believe a discussion of zulily’s stand alone results promotes a better understanding of the overall results of its business. zulily has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for all reporting periods. zulily's stand-alone operating results for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three months ended
	March 31,	March 29,
	2016	2015
	amounts in millions
Net revenue	$355	307
Costs of sales	254	222
Gross profit	101	85
Operating expenses:
Operating	11	11
SG&A expenses (excluding stock-based compensation)	67	70
Adjusted OIBDA	23	4
Stock-based compensation	5	4
Depreciation	5	3
Amortization of intangible assets	56	1
Operating income (loss)	$(43)	(4)

zulily's consolidated net revenue increased 15.6% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase in net revenue for the three months ended March 31, 2016 was primarily attributed to an 18% increase in total orders, which was slightly offset by a lower average order value, during the quarter ended March 31, 2016 as compared to the prior year.

zulily's gross profit percentage was 28.5% and 27.7% for the three months ended March 31, 2016 and March 29, 2015, respectively. The increase in gross profit for the three months ended March 31, 2016 was primarily attributed to improved operational efficiency as a result of investments in transportation and fulfillment center automation.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Such expenses remained flat for the three months ended March 31, 2016 compared to the prior year as a result of increased customer service efficiencies.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. These expenses decreased $3 million, and as a percentage of net revenue, decreased from 22.8% to 18.9% for the three months ended March 31, 2016 compared to the prior year. SG&A expenses for the three months ended March

31, 2016 decreased as compared to the three months ended March 29, 2015 as a result of approximately $1 million in restructuring charges associated with the closure of zulily’s U.K. office in the first quarter of 2015.  In addition, the decrease in SG&A expenses was attributed to leverage across the business as a result of top-line growth and higher capitalized labor costs for software development.

zulily’s depreciation and amortization expense increased $57 million for the three months ended March 31, 2016 compared to the prior year.  The increase is attributed to depreciation of fixed assets and amortization of intangible assets recognized in purchase accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,894	1.7%	$3,622	4.6%
Corporate and other	$—	—%	$1,137	6.1%
Ventures Group
Corporate and other	$25	2.5%	$2,048	2.6%

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

At March 31, 2016, the fair value of our AFS equity securities was $1,421 million. Had the market price of such securities been 10% lower at March 31, 2016, the aggregate value of such securities would have been $142 million lower.  Our investments in Expedia, Inc., HSN, Inc. and FTD Companies, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $3,860 million at March 31, 2016 and had the market price of such securities been 10% lower at March 31, 2016, the aggregate value of such securities would have been $386 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2016 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 with the consideration of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2015, which has been updated below.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, we continued to review the design of QVC’s controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2015, the Company and QVC developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  The remediation efforts identified and implemented include the following:

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

The Company believes the foregoing efforts effectively remediated the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” after the assessment date and prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness. Additionally, QVC intends to continue to monitor the incompatible or conflicting roles and related end user access to determine whether additional adjustment to reduce or eliminate the occurrences of segregation of duties issues should be made to such roles. This could further reduce the reliance on the monitoring controls identified.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the spin-off of the Company’s former wholly owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock.

A summary of the repurchase activity for the three months ended March 31, 2016 is as follows:

	Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2016	3,558,600	$25.64	3,558,600	$ 858	million
February 1 - 29, 2016	4,170,100	$24.45	4,170,100	$ 756	million
March 1 - 31, 2016	1,767,098	$25.34	1,767,098	$ 711	million
Total	9,495,798		9,495,798

In addition to the shares listed in the table above, 82,686 shares of Series A QVC Group common stock and 11,684 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended March 31, 2016.

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

LIBERTY INTERACTIVE CORPORATION
Date: May 9, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 9, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith