Form 10-Q
period 2016-06-30
Liberty Interactive Corp
filed 2016-08-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of July 31, 2016 was:

	Series A	Series B

QVC Group	446,645,121	29,358,638
Liberty Ventures	135,222,884	7,119,929

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$510	2,449
Trade and other receivables, net of allowance for doubtful accounts of $97 million and $87 million, respectively	912	1,443
Inventory, net	1,088	1,000
Short term marketable securities (note 6)	—	910
Other current assets	204	73
Total current assets	2,714	5,875
Investments in available-for-sale securities and other cost investments (note 7)	1,770	1,353
Investments in affiliates, accounted for using the equity method (note 8)	1,525	1,641
Investment in Liberty Broadband measured at fair value (note 8)	2,561	—
Property and equipment, at cost	2,297	2,124
Accumulated depreciation	(1,067)	(984)
	1,230	1,140
Intangible assets not subject to amortization (note 9):
Goodwill	6,202	6,112
Trademarks	3,322	3,373
	9,524	9,485
Intangible assets subject to amortization, net (note 9)	1,313	1,647
Other assets, at cost, net of accumulated amortization	56	39
Total assets	$20,693	21,180

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2016	2015
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$641	762
Accrued liabilities	634	784
Current portion of debt, including $1,773 million and $1,193 million measured at fair value (note 10)	1,787	1,226
Other current liabilities	152	328
Total current liabilities	3,214	3,100
Long-term debt, including zero and $1,287 million measured at fair value (note 10)	6,440	7,481
Deferred income tax liabilities	3,757	3,502
Other liabilities	288	222
Total liabilities	13,699	14,305
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 447,025,128 shares at June 30, 2016 and 461,379,963 shares at December 31, 2015	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,358,638 shares at June 30, 2016 and 29,218,527 shares at December 31, 2015	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 135,222,798 shares at June 30, 2016 and 134,961,466 shares at December 31, 2015	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 7,119,929 shares at June 30, 2016 and 7,092,111 shares at December 31, 2015	—	—
Additional paid-in capital	12	370
Accumulated other comprehensive earnings (loss), net of taxes	(191)	(215)
Retained earnings	7,065	6,626
Total stockholders' equity	6,892	6,787
Noncontrolling interests in equity of subsidiaries	102	88
Total equity	6,994	6,875
Commitments and contingencies (note 12)
Total liabilities and equity	$20,693	21,180

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Total revenue, net	$2,563	2,252	5,073	4,466
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,621	1,409	3,247	2,824
Operating	177	166	347	326
Selling, general and administrative, including stock-based compensation (note 4)	294	247	602	482
Depreciation and amortization	221	161	438	329
	2,313	1,983	4,634	3,961
Operating income	250	269	439	505
Other income (expense):
Interest expense	(92)	(90)	(185)	(185)
Share of earnings (losses) of affiliates, net (note 8)	—	87	(21)	90
Realized and unrealized gains (losses) on financial instruments, net (note 6)	343	32	336	28
Gains (losses) on dispositions, net (note 3)	2	111	9	111
Other, net	99	(29)	126	(14)
	352	111	265	30
Earnings (loss) before income taxes	602	380	704	535
Income tax (expense) benefit	(215)	(122)	(246)	(125)
Net earnings (loss)	387	258	458	410
Less net earnings (loss) attributable to the noncontrolling interests	11	16	19	25
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$376	242	439	385

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$127	112	217	263
Liberty Ventures common stock	249	130	222	122
	$376	242	439	385
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.27	0.24	0.45	0.56
Series A and Series B Liberty Ventures common stock	$1.75	0.92	1.56	0.87
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.26	0.24	0.44	0.55
Series A and Series B Liberty Ventures common stock	$1.74	0.91	1.55	0.85

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Net earnings (loss)	$387	258	458	410
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	5	21	39	(81)
Share of other comprehensive earnings (losses) of equity affiliates	(4)	(1)	(5)	(15)
Other	6	—	6	—
Other comprehensive earnings (loss)	7	20	40	(96)
Comprehensive earnings (loss)	394	278	498	314
Less comprehensive earnings (loss) attributable to the noncontrolling interests	20	14	35	23
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$374	264	463	291

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$130	149	240	184
Liberty Ventures common stock	244	115	223	107
	$374	264	463	291

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$458	410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	438	329
Stock-based compensation	55	44
Cash payments for stock-based compensation	(91)	(10)
Excess tax benefit from stock-based compensation	(8)	(16)
Share of (earnings) losses of affiliates, net	21	(90)
Cash receipts from returns on equity investments	27	27
Realized and unrealized (gains) losses on financial instruments, net	(336)	(28)
(Gains) losses on dispositions	(9)	(111)
Deferred income tax expense (benefit)	296	(30)
Other, net	(63)	32
Changes in operating assets and liabilities
Current and other assets	392	287
Payables and other liabilities	(508)	(246)
Net cash provided (used) by operating activities	672	598
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(20)
Cash proceeds from dispositions of investments	129	271
Investments in and loans to cost and equity investees	(42)	(98)
Cash receipts from returns of equity investments	—	200
Capital expended for property and equipment	(125)	(104)
Purchases of short term and other marketable securities	(264)	(626)
Sales of short term and other marketable securities	1,174	677
Investment in Liberty Broadband	(2,400)	—
Other investing activities, net	(1)	(47)
Net cash provided (used) by investing activities	(1,529)	253
Cash flows from financing activities:
Borrowings of debt	1,365	1,467
Repayments of debt	(2,019)	(1,628)
Repurchases of QVC Group common stock	(417)	(377)
Minimum withholding taxes on net settlements of stock-based compensation	(13)	(13)
Excess tax benefit from stock-based compensation	8	16
Other financing activities, net	(10)	(24)
Net cash provided (used) by financing activities	(1,086)	(559)
Effect of foreign currency exchange rates on cash	4	(9)
Net increase (decrease) in cash and cash equivalents	(1,939)	283
Cash and cash equivalents at beginning of period	2,449	2,306
Cash and cash equivalents at end of period	$510	2,589

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2016

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	5	—	1	—	370	(215)	6,626	88	6,875
Net earnings (loss)	—	—	—	—	—	—	—	439	19	458
Other comprehensive earnings (loss)	—	—	—	—	—	—	24	—	16	40
Stock-based compensation	—	—	—	—	—	45	—	—	—	45
Series A QVC Group common stock repurchases	—	—	—	—	—	(417)	—	—	—	(417)
Stock issued upon exercise of stock options	—	—	—	—	—	20	—	—	—	20
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(13)	—	—	—	(13)
Excess tax benefit from stock-based compensation	—	—	—	—	—	8	—	—	—	8
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(21)	(21)
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at June 30, 2016	$—	5	—	1	—	12	(191)	7,065	102	6,994

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company plans to adopt this guidance in the third quarter of 2016 and does not expect the adoption will have a material effect on Liberty's condensed consolidated financial statements.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended June 30, 2016 and 2015 and approximately $5 million was reimbursable to LMC for both the six months ended June 30, 2016 and 2015. Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

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

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC, Inc. (“QVC”) and zulily (defined below) (as of October 1, 2015), and our approximate 38% interest in HSN, Inc., along with cash and certain liabilities that reside with QVC and zulily as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of June 30, 2016, the QVC Group has cash and cash equivalents of approximately $394 million, which includes subsidiary cash.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of our subsidiaries Bodybuilding.com, LLC ("Bodybuilding"), Commerce Technologies, Inc. (d/b/a “CommerceHub”) (until July 22, 2016), Evite, Inc. ("Evite") and Backcountry.com, Inc. (“Backcountry”) (see note 3 for discussion of a disposed business) (collectively, the “Digital Commerce” businesses) and interests in Expedia, Inc., FTD Companies, Inc. (“FTD”), LendingTree, Inc., and Liberty Broadband Corporation (“Liberty Broadband”), available-for-sale securities in Charter Communications, Inc., Interval Leisure Group, Inc. and Time Warner Inc., as well as cash and cash equivalents of approximately $116 million at June 30, 2016. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband in connection with the merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“New Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed. Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group. See note 8 for additional information related to this investment.

Liberty also exchanged, in a tax-free transaction, its shares of TWC common stock for shares of New Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of New Charter Class A common stock held by Liberty in the exchange.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On November 12, 2015, Liberty announced that its board of directors authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of newly formed companies to be called CommerceHub, Inc. and Liberty Expedia Holdings, Inc. (“Expedia Holdings”).  Expedia Holdings is expected to be comprised of, among other things, Liberty’s entire interest in Expedia, Inc., Liberty’s subsidiary Bodybuilding and $400 million of debt.

On July 22, 2016 at 5:00 p.m., New York City time, Liberty completed its previously announced spin-off (the “Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  The Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares.

The applicable special shareholder meeting date, record date, distribution date and distribution ratio for the proposed split-off of Expedia Holdings will be announced at a later date. The proposed distribution is intended to be tax-free to stockholders of Liberty Ventures and will be subject to various conditions including the receipt of an opinion of tax counsel and shareholder approval. Subject to the satisfaction of the applicable conditions, the completion of the proposed distribution is expected to occur at the end of the third quarter or early in the fourth quarter of 2016.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3) Disposals

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  The sale resulted in a $105 million gain, which is included in “Gains (losses) on dispositions, net” in the accompanying condensed consolidated statement of operations. Backcountry is included in the Corporate and other segment through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying condensed consolidated statements of operations is $105 million and $227 million for the three and six months ended June 30, 2015, respectively, related to Backcountry.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $4 million and $3 million for the three and six months ended June 30, 2015, related to Backcountry.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $24 million and $29 million of stock-based compensation during the three months ended June 30, 2016 and 2015, respectively, and $55 million and $44 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, Liberty granted 2.8 million options to QVC employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.89 per share and vest semi-annually over 4 years.

During the six months ended June 30, 2016, Liberty granted 347 thousand options to zulily employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.89 per share and vest between three to five years.

During the six months ended June 30, 2016, Liberty granted to Liberty employees 11 thousand and 386 thousand options to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.79 and $8.14 per share, respectively, and vest semi-annually over four years and 50% each on December 31, 2019 and 2020, respectively.

Also during the six months ended June 30, 2016, Liberty granted to Liberty employees 3 thousand and 104 thousand options to purchase shares of Series A Liberty Ventures common stock.  Such options had a weighted average grant-date fair value of $12.11 and $12.24 per share, respectively, and vest semi-annually over four years and 50% each on December 31, 2019 and 2020, respectively.

In connection with our CEO’s employment agreement, during the six months ended June 30, 2016, Liberty also granted 730 thousand and 209 thousand options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 53 thousand and 16 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  Such options had a grant-date fair value of $7.47 per share and $12.48 per share, respectively. The restricted stock units had a fair value of $25.11 per share and $38.79 per share, respectively, at the time they were granted. The options vest on December 31, 2016 and the restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

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

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	31,482	$19.57
Granted	3,513	$26.36
Exercised	(2,980)	$13.63
Forfeited/Cancelled	(433)	$29.29
Outstanding at June 30, 2016	31,582	$20.75	4.8	years	$177
Exercisable at June 30, 2016	17,799	$17.62	3.6	years	$146

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	778	$29.79
Granted	730	$25.11
Exercised	—	$—
Forfeited/Cancelled	(19)	29.41
Outstanding at June 30, 2016	1,489	$27.50	6.1	years	$—
Exercisable at June 30, 2016	112	$29.41	5.8	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	3,684	$23.29
Granted	107	$37.69
Exercised	(240)	$20.57
Forfeited/Cancelled	(1)	$34.72
Outstanding at June 30, 2016	3,550	$23.90	3.8	years	$50
Exercisable at June 30, 2016	2,717	$19.38	2.9	years	$48

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	1,542	$38.04
Granted	209	$38.79
Exercised	—	$—
Forfeited/Cancelled	(20)	$42.33
Outstanding at June 30, 2016	1,731	$38.08	5.7	years	$—
Exercisable at June 30, 2016	116	$42.33	5.8	years	$—

As of June 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $153 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. During the six months ended June 30, 2016, approximately $90 million of cash payments were made to settle CommerceHub stock based awards. The awards and compensation recorded, if any, under other subsidiary compensation plans are not significant to Liberty.

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended June 30, 2016 and 2015, are 13 million and 4 million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS, for the six months ended June 30, 2016 and 2015, are 13 million and 4 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	number of shares in millions
Basic EPS	479	469	482	471
Potentially dilutive shares	6	7	6	7
Diluted EPS	485	476	488	478

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS, for the three and six months ended June 30, 2016 are 1 million potential common shares because their inclusion would be antidilutive. Excluded from diluted EPS, for the three and six months ended June 30, 2015 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	number of shares in millions
Basic EPS	142	141	142	141
Potentially dilutive shares	1	2	1	2
Diluted EPS	143	143	143	143

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2016			December 31, 2015
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$297	297	—	2,225	2,225	—
Short term marketable securities	$—	—	—	910	331	579
Available-for-sale securities	$1,704	1,697	7	1,294	1,287	7
Debt	$1,773	—	1,773	2,480	—	2,480

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities - AFS	$212	165	348	148
Fair Value Option Securities - Liberty Broadband	161	NA	161	NA
Exchangeable senior debentures	(33)	(133)	(175)	(120)
Other financial instruments	3	—	2	—
	$343	32	336	28

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	June 30,	December 31,
	2016	2015
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Charter Communications, Inc. (1)	1,225	NA
Interval Leisure Group (2)	265	NA
Time Warner Inc.	201	284
Time Warner Cable Inc. (1)	NA	994
Other investments	75	71
Total attributed Ventures Group	1,766	1,349
Consolidated Liberty	$1,770	1,353

(1)

As discussed in note 2, in connection with the merger of Charter and TWC, Liberty exchanged, in a tax-free transaction, its shares of TWC common stock for shares of New Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of New Charter Class A common stock held by Liberty in the exchange.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)

On May 12, 2016, Interval Leisure Group (“Interval”) completed an acquisition which was accomplished, in part, through the issuance of additional Interval shares.  As a result of the share issuance, Liberty’s ownership interest in Interval was reduced from approximately 28.7% to approximately 12.8%. Prior to the transaction, Interval was accounted for as an equity method investment.  As a result of the transaction, Liberty does not have ability to exercise significant influence.  Accordingly, Interval is classified as available-for-sale and is carried at fair value.

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at June 30, 2016 and the carrying amount at December 31, 2015:

				December 31,
	June 30, 2016			2015
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN, Inc.	38%	$979	$182	165
Other	various	NA	43	43
Total QVC Group			225	208
Ventures Group
Expedia, Inc.	16%	$2,509	888	927
FTD Companies, Inc.	37%	255	259	267
Other	various	NA	153	239
Total Ventures Group			1,300	1,433
Consolidated Liberty			$1,525	1,641

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	amounts in millions
QVC Group
HSN, Inc.	$10	12	32	37
Other	(1)	(3)	(2)	(4)
Total QVC Group	9	9	30	33
Ventures Group
Expedia, Inc.	2	76	(22)	80
FTD Companies, Inc.	2	7	(1)	5
Other	(13)	(5)	(28)	(28)
Total Ventures Group	(9)	78	(51)	57
Consolidated Liberty	$—	87	(21)	90

Investment in Liberty Broadband

As discussed in note 2, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of June 30, 2016, Liberty has a 24% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

significant influence over Liberty Broadband even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	QVC	zulily	Other	Total
	amounts in millions
Balance at January 1, 2016	$5,149	860	103	6,112
Acquisition (1)	—	57	—	57
Foreign currency translation adjustments	32	—	—	32
Other	—	—	1	1
Balance at June 30, 2016	$5,181	917	104	6,202

(1)	As discussed in note 2, subsequent to December 31, 2015, the preliminary purchase price allocation for the zulily acquisition was adjusted, resulting in a $57 million increase to goodwill.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $181 million and $123 million for the three months ended June 30, 2016 and 2015, respectively, and $357 million and $252 million for the six months ended June 30, 2016 and 2015, respectively. Based on its amortizable intangible assets as of June 30, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2016	$340
2017	$513
2018	$238
2019	$99
2020	$60

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2016	June 30, 2016	December 31, 2015
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	345	346	349
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,675	1,675	1,815
Other subsidiary debt	76	76	72
Deferred loan costs		(32)	(34)
Total QVC Group debt	$6,437	6,398	6,535
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$436	276	257
3.75% Exchangeable Senior Debentures due 2030	437	266	275
3.5% Exchangeable Senior Debentures due 2031	342	297	312
0.75% Exchangeable Senior Debentures due 2043	204	588	1,287
Ventures Margin Loan	375	375	NA
Subsidiary level notes and facilities	29	29	41
Deferred loan costs	—	(2)	—
Total Ventures Group debt	$1,823	1,829	2,172
Total consolidated Liberty debt	$8,260	8,227	8,707
Less current classification		(1,787)	(1,226)
Total long-term debt		$6,440	7,481

QVC Bank Credit Facilities

On March 9, 2015, QVC amended and restated its senior secured credit facility (the “Second Amended and Restated Credit Agreement”) which was a multi-currency facility that provided for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans.

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower. The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC and zulily, as co-borrowers.  The remaining $2.25 billion and any incremental loans may be borrowed only by QVC. The borrowers may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Borrowings under the facility may be accelerated following certain customary events of default.

The payment and performance of the borrowers’ obligations (including zulily’s obligations) under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries. Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.  The payment and performance of the borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries, if any, and are secured by a pledge of all of zulily’s equity interests.

The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and zulily and each of their restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; limiting QVC’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as QVC’s consolidated total debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period; and limiting the borrowers’ combined consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as QVC and zulily’s combined debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period. Liberty defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation).

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.9% at June 30, 2016. Availability under the Third Amended and Restated Credit Agreement at June 30, 2016 was $975 million.

Ventures Margin Loan

On May 13, 2016, a wholly owned subsidiary attributed to the Ventures Group entered into a margin loan agreement which provides for $450 million of available borrowings. Pursuant to the margin loan agreement, approximately 5 million shares of Charter Communications, Inc. common stock was pledged as collateral. Interest on the margin loan accrues at a rate of 2.65% plus LIBOR.  The margin loan matures on November 13, 2017. As of June 30, 2016, $375 million was outstanding under the margin loan.

Expedia Margin Loan

Subsequent to June 30, 2016, a wholly owned subsidiary attributed to the Ventures Group entered into a margin loan agreement which provides for $300 million of available borrowings. Pursuant to the margin loan agreement, Liberty’s shares of Expedia were pledged as collateral. Interest on the margin loan accrues at a rate of 2.60% plus LIBOR.  The margin loan matures on the earlier of the Expedia Holdings split-off date or December 31, 2016.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of June 30, 2016 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.  The 1% Exchangeable Senior Debentures due 2043 and 0.75% Exchangeable Senior Debentures are classified as current as of June 30, 2016.

During the six months ended June 30, 2016, holders exchanged, under the terms of the debentures, approximately $321 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty made cash payments of approximately $540 million to settle the obligations. In addition, in conjunction with the Liberty Broadband transaction (see note 2), an extraordinary distribution of approximately $325 million was paid to holders of the 0.75% Exchangeable Senior Debentures. Subsequent to June 30, 2016, holders exchanged, under the terms of the debentures, approximately $148 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty elected to make cash payments to settle the obligations of approximately $173 million.

Liberty has delivered a notice to holders of the 1% Exchangeable Senior Debentures due 2043 notifying them of their right to surrender their 1% Exchangeable Senior Debentures for purchase by Liberty pursuant to their purchase option  under the indenture.  The purchase option entitles each holder to require Liberty to purchase on October 5, 2016 all or any part of such holder’s 1% Exchangeable Senior Debentures at a purchase price equal to the adjusted principal amount per $1,000 original principal amount of debentures, plus accrued and unpaid interest to, but excluding, October 5, 2016, plus any final period distribution.

Debt Covenants

Liberty, QVC and zulily are in compliance with all debt covenants at June 30, 2016.

Other Subsidiary Debt

Other subsidiary debt at June 30, 2016 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2016 are as follows (amounts in millions):

Senior debentures	$855
QVC senior secured notes	$3,599

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2016.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(11)   Stockholders' Equity

As of June 30, 2016, Liberty reserved for issuance upon exercise of outstanding stock options approximately 31.6 million shares of Series A QVC Group common stock, 1.5 million shares of Series B QVC Group common stock, 3.6 million shares of Series A Liberty Ventures common stock and 1.7 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of June 30, 2016, no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

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

QVC has concluded that it is the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, QVC is recording estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively. In addition, QVC will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the projects in progress asset. As of June 30, 2016 the projects in progress asset and long-term liability related to the west coast distribution center were approximately $100 million.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the six months ended June 30, 2016, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

Performance Measures

	Three months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$2,063	463	1,998	449
zulily	366	31	NA	NA
Corporate and other	—	(7)	—	(4)
Inter-segment eliminations	(5)	—	NA	NA
Total QVC Group	2,424	487	1,998	445
Ventures Group
Corporate and other	139	8	254	14
Total Ventures Group	139	8	254	14
Consolidated Liberty	$2,563	495	2,252	459

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$4,076	878	3,936	856
zulily	721	54	NA	NA
Corporate and other	—	(12)	—	(10)
Inter-segment eliminations	(6)	—	NA	NA
Total QVC Group	4,791	920	3,936	846
Ventures Group
Corporate and other	282	12	530	32
Total Ventures Group	282	12	530	32
Consolidated Liberty	$5,073	932	4,466	878

Other Information

	June 30, 2016
	Total assets	Investments In affiliates	Investment in Liberty Broadband	Capital expenditures
	amounts in millions
QVC Group
QVC	$11,618	42	—	98
zulily	2,571	—	—	12
Corporate and other	441	183	—	—
Total QVC Group	14,630	225	—	110
Ventures Group
Corporate and other	6,064	1,300	2,561	15
Total Ventures Group	6,064	1,300	2,561	15
Inter-group eliminations	(1)	—	—	—
Consolidated Liberty	$20,693	1,525	2,561	125

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$495	459	932	878
Stock-based compensation	(24)	(29)	(55)	(44)
Depreciation and amortization	(221)	(161)	(438)	(329)
Interest expense	(92)	(90)	(185)	(185)
Share of earnings (loss) of affiliates, net	—	87	(21)	90
Realized and unrealized gains (losses) on financial instruments, net	343	32	336	28
Gains (losses) on dispositions, net	2	111	9	111
Other, net	99	(29)	126	(14)
Earnings (loss) before income taxes	$602	380	704	535

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; international expansion; new service offerings; revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below);
•	consumer spending levels, including the availability and amount of individual consumer debt;
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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Our “Corporate and Other” category includes entire or majority interests in consolidated subsidiaries, which operate on-line commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses.  These consolidated subsidiaries include, Bodybuilding.com, LLC ("Bodybuilding"), Commerce Technologies, Inc. (d/b/a “CommerceHub”) (until July 22, 2016), Evite, Inc. ("Evite") and Backcountry.com, Inc. (“Backcountry”) (through June 30, 2015, see note 3 of the accompanying condensed consolidated financial statements) (collectively, the “Digital Commerce” businesses).  Bodybuilding manages websites related to sports nutrition, body building and fitness. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Evite is an online invitation and social event planning service on the Web. We also hold ownership interests in Expedia, Inc. (“Expedia”), FTD Companies, Inc. (“FTD”), HSN, Inc. and LendingTree, which we account for as equity method investments; an ownership interest in Liberty Broadband Corporation (“Liberty Broadband”), which is accounted for at fair value; and we continue to maintain investments and related financial instruments in public companies such as Charter Communications, Inc., Interval Leisure Group, Inc. and Time Warner Inc., which are accounted for at their respective fair market values.

On June 30, 2015, Liberty sold Backcountry. Backcountry is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2016, the Ventures Group is comprised primarily of our interests in Bodybuilding, CommerceHub (until July 22, 2016), Evite, Expedia, FTD,  LendingTree, Inc. and Liberty Broadband and investments in Charter Communications, Inc., Interval Leisure Group, Inc. and Time Warner Inc., as well as cash and cash equivalents in the amount of approximately $116 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of June 30, 2016, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile applications businesses and has attributed to it our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015), as well as our 38% interest in HSN, Inc. and cash and cash equivalents of approximately $394 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC and zulily as well certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities.

On November 12, 2015, Liberty announced that its board of directors had authorized management to pursue a plan to distribute to holders of its Liberty Ventures common stock shares of newly formed companies to be called CommerceHub, Inc. and Liberty Expedia Holdings, Inc. (“Expedia Holdings”). Expedia Holdings would be comprised of, among other things, Liberty’s interest in Expedia, Inc., Liberty’s subsidiary Bodybuilding and $400 million of debt.

On July 22, 2016 at 5:00 p.m., New York City time, Liberty completed its previously announced spin-off (the “Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  The Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s

Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares.

The applicable record date, distribution date and distribution ratio for the proposed split-off of Expedia Holdings will be announced at a later date. The proposed distribution is intended to be tax-free to stockholders of Liberty Ventures and will be subject to various conditions including the receipt of an opinion of tax counsel and shareholder approval. Subject to the satisfaction of the applicable conditions, the completion of the proposed distributions is expected to occur in the third quarter of 2016.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
QVC Group
QVC	$2,063	1,998	4,076	3,936
zulily	366	NA	721	NA
Inter-segment eliminations	(5)	NA	(6)	NA
Total QVC Group	2,424	1,998	4,791	3,936
Ventures Group
Corporate and other	139	254	282	530
Total Ventures Group	139	254	282	530
Consolidated Liberty	$2,563	2,252	5,073	4,466

Operating Income (Loss)
QVC Group
QVC	$307	294	568	540
zulily	(43)	NA	(86)	NA
Corporate and other	(10)	(10)	(22)	(19)
Total QVC Group	254	284	460	521
Ventures Group
Corporate and other	(4)	(15)	(21)	(16)
Total Ventures Group	(4)	(15)	(21)	(16)
Consolidated Liberty	$250	269	439	505

Adjusted OIBDA
QVC Group
QVC	$463	449	878	856
zulily	31	NA	54	NA
Corporate and other	(7)	(4)	(12)	(10)
Total QVC Group	487	445	920	846
Ventures Group
Corporate and other	8	14	12	32
Total Ventures Group	8	14	12	32
Consolidated Liberty	$495	459	932	878

Revenue.    Our consolidated revenue increased 13.8% or $311 million and increased 13.6% or $607 million for three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year. The increases were primarily due to the acquisition of zulily ($366 million and $721 million for the three and six month periods ended June 30, 2016, respectively) and increased revenue at QVC ($65 million and $140 million for the three and six month periods ended June 30, 2016, respectively), partially offset by the sale of Backcountry ($105 million and $227 million for the three and six month periods ended June 30, 2016, respectively) and decreases at Bodybuilding ($9 million and $17 million for the three and six month periods ended June 30, 2016, respectively). Bodybuilding’s results were driven by decreases in the overall number of unique visitors, a decrease in order volume and a decrease in average order value. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options, restricted awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees and (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans.

We recorded $24 million and $29 million of stock-based compensation for the three months ended June 30, 2016 and 2015, respectively. We recorded $55 million and $44 million of stock-based compensation for the six months ended June 30, 2016 and 2015, respectively. The decrease of $5 million for the three months ended June 30, 2016 was primarily due to a $12 million decrease at CommerceHub due to a smaller change in company value, partially offset by the acquisition of zulily ($6 million). The increase of $11 million for the six months ended June 30, 2016 was primarily due to the acquisition of zulily ($11 million). As of June 30, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $153 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.6 years.

Operating income.    Our consolidated operating income decreased 7.1% or $19 million and 13.1% or $66 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in operating income for the three months ended June 30, 2016 was primarily due to $43 million of operating losses at zulily, partially offset by an increase in operating income at QVC of $13 million and a $10 million increase in CommerceHub’s operating results (primarily due to increases in stock-based compensation expense). The decrease in operating income for the six months ended June 30, 2016 was primarily due to $86 million of operating losses at zulily (largely due to amortization of intangibles recognized in the acquisition) and the sale of Backcountry ($5 million of operating losses), partially offset by an increase in operating income at QVC of $28 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

Consolidated Adjusted OIBDA increased 7.8% or $36 million and 6.2% or $54 million for three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended June 30, 2016 was primarily due to the acquisition of zulily ($31 million) and an increase of $14 million at QVC, partially offset by the sale of Backcountry ($2 million), a decrease of $3 million at CommerceHub and a decrease of $3 million related to other corporate activity. The increase in Adjusted OIBDA for the six months ended June 30, 2016 was primarily due to the acquisition of zulily ($54 million) and an increase of $22 million at QVC, partially offset by the sale of Backcountry ($8 million), a decrease of $3 million at Bodybuilding, a decrease of $2 million at CommerceHub and a decrease of $9 million related to other corporate activity. The other corporate activity primarily relates to expenses incurred in conjunction with the planned split-off of Expedia Holdings. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Interest expense
QVC Group	$(71)	(70)	(147)	(145)
Ventures Group	(21)	(20)	(38)	(40)
Consolidated Liberty	$(92)	(90)	(185)	(185)

Share of earnings (losses) of affiliates
QVC Group	$9	9	30	33
Ventures Group	(9)	78	(51)	57
Consolidated Liberty	$—	87	(21)	90

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$5	8	4	(2)
Ventures Group	338	24	332	30
Consolidated Liberty	$343	32	336	28

Gains (losses) on dispositions, net
QVC Group	$—	—	—	—
Ventures Group	2	111	9	111
Consolidated Liberty	$2	111	9	111

Other, net
QVC Group	$20	(31)	25	(23)
Ventures Group	79	2	101	9
Consolidated Liberty	$99	(29)	126	(14)

Consolidated Liberty other income (expense)	$352	111	265	30

Interest expense.    Interest expense remained relatively flat for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
QVC Group
HSN, Inc.	$10	12	32	37
Other	(1)	(3)	(2)	(4)
Total QVC Group	9	9	30	33
Ventures Group
Expedia, Inc.	2	76	(22)	80
FTD	2	7	(1)	5
Other	(13)	(5)	(28)	(28)
Total Ventures Group	(9)	78	(51)	57
Consolidated Liberty	$—	87	(21)	90

The change in our share of Expedia’s earnings (losses) is primarily due to a one time gain recognized by Expedia related to the sale of eLong Inc. during the six months ended June 30, 2015. The share of losses in the Other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and because we account for these investments as equity method affiliates, we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities - AFS	$212	165	348	148
Fair Value Option Securities - Liberty Broadband	161	NA	161	NA
Exchangeable senior debentures	(33)	(133)	(175)	(120)
Other financial instruments	3	—	2	—
	$343	32	336	28

The changes in realized and unrealized gains (losses) on financial instruments are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The increases for the three and six months ended June 30, 2016 were primarily driven by the investment in Liberty Broadband and the change in Liberty’s ownership interest in Interval Leisure Group, which resulted in classification as an available-for-sale security rather than an equity method investment.

Gains (losses) on dispositions, net. Gain on dispositions for the Ventures Group primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net for the Ventures Group includes a $59 million and $73 million gain on dilution of investments in affiliates during the three and six months ended June 30, 2016, respectively, and a $1 million and $11 million gain on extinguishment of debt during the three and six months ended June 20, 3016, respectively.

Income taxes. We had income tax expense of $215 million and $122 million for the three months ended June 30, 2016 and 2015, respectively, and income tax expense of $246 million and $125 million for the six months ended June 30, 2016, respectively. Income tax expense approximates the U.S. statutory tax rate of 35% during the six months ended June 30, 2016 due to a federal benefit from tax credits generated by our alternative energy investments partially offset by state taxes, net of federal benefit. Income tax expense was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of a taxable dividend that under U.S. tax law is subject to a dividends received deduction and to tax credits generated by our alternative energy investments.

Net earnings. We had net earnings of $387 million and $258 million for the three months ended June 30, 2016 and 2015, respectively, and net earnings of $458 million and $410 million for the six months ended June 30, 2016 and 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of June 30, 2016, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our wholly-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such that, in the case of QVC, a leverage ratio (defined in QVC’s senior secured credit facility as the ratio of QVC’s consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period and the ratio of QVC and zulily’s combined debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained), proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under the QVC Bank Credit Facility) and equity issuances, and dividend and interest receipts.

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of June 30, 2016, Liberty's liquidity position consisted of the following:

	Cash and cash	Available-for-Sale
	equivalents	Securities
	amounts in millions
QVC	$335	—
zulily	18	—
Corporate and other	41	4
Total QVC Group	394	4
Corporate and other	116	1,766
Total Ventures Group	116	1,766
Total Liberty	$510	1,770

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $975 million under the QVC credit facility at June 30, 2016. As of June 30, 2016, QVC had approximately $177 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2016	2015
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$645	571
Ventures Group net cash provided (used) by operating activities	27	27
Net cash provided (used) by operating activities	$672	598
QVC Group net cash provided (used) by investing activities	(100)	84
Ventures Group net cash provided (used) by investing activities	(1,429)	169
Net cash provided (used) by investing activities	$(1,529)	253
QVC Group net cash provided (used) by financing activities	(581)	(571)
Ventures Group net cash provided (used) by financing activities	(505)	12
Net cash provided (used) by financing activities	$(1,086)	(559)

QVC Group

During the six months ended June 30, 2016, the QVC Group uses of cash were primarily the net repayment of certain debt obligations of approximately $145 million and the repurchase of Series A QVC Group common stock of $417 million.  Additionally, the QVC Group had approximately $110 million of capital expenditures during the six months ended June 30, 2016.  These uses of cash were funded by cash provided by operating activities.

The projected uses of QVC Group cash for the remainder of 2016 are the cost to service outstanding debt, approximately $118 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $110 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the six months ended June 30, 2016, the Ventures Group uses of cash were primarily the $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying financial statements), the net repayment of certain debt obligations of approximately $509 million and purchase of short term and other marketable securities.  These uses of cash for the Ventures Group were funded by the sale of short term and other marketable securities.

The projected uses of Ventures Group cash for the remainder of 2016 are approximately $34 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $20 million and further investments in existing or new businesses through continued investment activity.  Subsequent to June 30, 2016, holders exchanged, under the terms of the debentures, approximately $148 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty elected to make cash payments to settle the obligations of approximately $173 million, which are expected to be funded, in part, through the sale of Time Inc. and Time Warner Inc. shares.

Consolidated

During the six months ended June 30, 2016, Liberty's primary uses of cash were the $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying financial statements), $654 million of net repayments on outstanding debt and repurchases of Series A QVC Group common stock of $417 million. These activities were funded primarily by cash provided by operating activities, net sales of marketable securities and cash on hand.

The projected uses of Liberty cash for the remainder of 2016 are the continued capital improvement spending of approximately $130 million, the repayment of certain debt obligations, approximately $152 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. Subsequent to June 30, 2016, holders exchanged, under the terms of the debentures, approximately $148 million principal of Liberty’s 0.75% Exchangeable Senior Debentures and Liberty elected to make cash payments to settle the obligations of approximately $173 million, which are expected to be funded, in part, through the sale of Time Inc. and Time Warner Inc. shares. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

In Germany, QVC distributes its programming 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the U.K., QVC distributes its programming 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.

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

QVC's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.

Additionally, QVC also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR'').  QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Effective July 18, 2016, live programming was reduced from 17 to 15 hours per day and recorded programming was increased from seven hours to nine hours per day. This joint venture is accounted for as an equity method investment recorded in share of earnings (losses) of affiliates, net in the condensed consolidated statements of operations.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Net revenue	$2,063	1,998	4,076	3,936
Costs of sales	1,285	1,234	2,565	2,455
Gross profit	778	764	1,511	1,481
Operating expenses:
Operating	146	143	288	280
SG&A expenses (excluding stock-based compensation)	169	172	345	345
Adjusted OIBDA	463	449	878	856
Stock-based compensation	10	7	16	15
Depreciation	31	35	65	68
Amortization of intangible assets	115	113	229	233
Operating income	$307	294	568	540

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
QVC-U.S.	$1,428	1,406	2,835	2,748
QVC-International	635	592	1,241	1,188
Consolidated QVC	$2,063	1,998	4,076	3,936

QVC's consolidated net revenue increased 3.3% and 3.6% for three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue of $65 million was primarily comprised of $84 million due to a 3.7% increase in units sold, $19 million in favorable foreign currency rates, primarily in Japan, which was slightly offset by unfavorable foreign currency rates in the U.K., an $8 million decrease in estimated product returns, $3 million increase in shipping and handling revenue and a $3 million increase related to product sales with zulily. The increase was partially offset by $54 million due to a 2.3% decrease in average selling price per unit ("ASP"). The six month increase in net revenue of $140 million was primarily comprised of $208 million due to 4.6% increase in units sold, a $19 million decrease in estimated product returns and $10 million in favorable foreign currency rates in Japan which was slightly offset by unfavorable foreign currency rates in the U.K. The increase was partially offset by $93 million due to a 2.0% decrease in ASP and a $6 million decrease in shipping and handling revenue.

During the three and six months ended June 30, 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. QVC’s product margins are under pressure due to the rapid devaluation of the U.K. Pound Sterling. QVC will try to offset as much of this as possible through pricing and vendor negotiations.

In describing QVC’s operating results, the term currency exchange rates refers to the currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. QVC refers to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results refers to operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to better understand QVC’s underlying performance without the effects of currency exchange rate fluctuations.

The percentage increase in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended			Six months ended
	June 30, 2016			June 30, 2016
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	1.6%	—%	1.6%	3.2%	—%	3.2%
QVC-International	7.3%	3.3%	4.0%	4.5%	0.9%	3.6%

QVC-U.S. net revenue growth for the three and six months ended June 30, 2016 was primarily due to a 3.8% and 5.3% increase in units shipped and a favorable impact in estimated product returns in both periods. The increases were partially offset by 3.3% and 3.0% decreases in ASP, respectively. For the six months ended June 30, 2016, QVC-US also experienced a decrease in net shipping and handling revenue. For the three and six months ended June 30, 2016, QVC-US experienced shipped sales growth in apparel, accessories and home, offset by decreases in jewelry, electronics and beauty. The decrease in estimated product returns was primarily due to net adjustments to prior period estimates based on lower actual experience in accessories and electronics. For the six months ended June 30, 2016, net shipping and handling revenue decreased in the U.S. as a result of the QVC's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates.

Beginning in early June, QVC’s U.S. sales began to experience significant headwinds, which have continued. The sales declines, as compared to prior periods, have averaged in the mid to high single digit percentages. QVC has developed many initiatives intended to reverse the negative trends and QVC is optimistic, although there is no guarantee, that these actions will have a positive effect. However, even if these initiatives begin to reverse these trends, it is believed that QVC-U.S. net revenue and Adjusted OIBDA will likely experience negative growth rates for the third quarter.

QVC-International net revenue growth in constant currency for the three and six months ended June 30, 2016 was primarily due to a 3.5% and 3.4% increase in units shipped mainly in the U.K. and Germany which was slightly offset by Japan. For the three months ended June 30, 2016, QVC-International experienced shipped sales growth in all categories except accessories and jewelry, and for the six months ended June 30, 2016, QVC-International experienced shipped sales growth in all categories except jewelry. For the six months ended June 30, 2016, the increase was partially offset by an increase in estimated product returns, primarily in the U.K. and Germany due to an increase in units shipped.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U.  In the longer term, any impact from Brexit on us will also depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

QVC's gross profit percentage was 37.7% and 37.1% for three and six months ended June 30, 2016, respectively, compared to 38.2% and 37.6% for the three and six month periods ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, the gross profit percentage decreased primarily due to a decrease in product margins and higher freight costs. The decrease was partially offset by a favorable inventory obsolescence provision in both periods in the U.S. and the three month period ending June 30, 2016, internationally. The QVC-International decrease in product margins was partially offset by improved margins in Japan for both periods.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $3 million or 2.1% and $8 million or 2.9% for three and six months ended June 30, 2016 respectively. For the three months ended June 30, 2016, operating expenses increased primarily due to $2 million in unfavorable foreign currency rates mainly in Japan and a $2 million increase in commissions internationally. The increase in commissions expense was primarily due to increased carriage in the U.K. and Japan. For the six months ended June 30, 2016, operating expenses increased primarily due to a $4 million increase in commissions, a $2 million increase in credit card fees in the U.S. and a $2 million unfavorable foreign currency rates, mainly in Japan. The increase in commissions expense was primarily due to increased sales on commission in the U.S. and increased carriage in the U.K. and Japan. The increase in credit card fees was primarily due to an increase in the volume of transactions in the U.S.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $3 million, and as a percentage of net revenue, decreased from 8.6% to 8.2% for the three months ended June 30, 2016 compared to the prior year and were relatively flat, and as a percentage of net revenue, decreased from 8.8% to 8.5% for the six months ended June 30, 2016 compared to the prior year.  For the three months ended June 30, 2016, the decrease was primarily due to reduced personnel costs of approximately $22 million which was partially offset by increases in bad debt expense of $15 million, external services of $4 million and $2 million in unfavorable foreign currency rates mainly in Japan, partially offset by the U.K. The decrease in personnel costs was primarily due to a decrease in bonus of approximately $16 million, benefits of approximately $4 million and severance of approximately $2 million, mostly in the U.S. The increase in bad debt expense was primarily related to an increase in Easy-Pay sales penetration and higher default rates experienced related to the Easy-Pay program in the U.S. The increase in external services was primarily due to internal control enhancements,  outside legal services and the establishment of a global business service center. For the six months ended June 30, 2016, the decrease was primarily due to reduced personnel costs of $28 million which was partially offset by increases in bad debt expense of $19 million, and $3 million for both external services and software expense. The decrease in personnel costs was primarily due to a decrease in bonus of approximately $16 million, benefits of approximately $7 million and severance of approximately $7 million, mostly in the U.S. The increase in bad debt expense was primarily related to an increase in Easy-Pay sales penetration and higher default rates experienced related to the Easy-Pay program in the U.S. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center. The increase in software expense was due to an increase in software maintenance.

Depreciation and amortization consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Affiliate agreements	$37	36	73	73
Customer relationships	42	42	85	85
Acquisition related amortization	79	78	158	158
Property and equipment	31	35	65	68
Software amortization	23	24	47	53
Channel placement amortization and related expenses	13	11	24	22
Total depreciation and amortization	$146	148	294	301

zulily. Liberty acquired zulily on October 1, 2015.  Prior to the acquisition, zulily utilized a retail calendar, whereby each fiscal year ended on the Sunday closest to December 31 and each fiscal year consisted of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.  Upon acquisition by Liberty, zulily changed to a calendar year end on a prospective basis. zulily’s results for the three and six months ended June 28, 2015 are not included in Liberty’s condensed consolidated results for the three and six months ended June 30, 2015. Although zulily’s results are only included in Liberty’s results since October 1, 2015, we believe a discussion of zulily’s stand alone results promotes a better understanding of the overall results of its business. zulily has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for all reporting periods. zulily's stand-alone operating results for the three and six months ended June 30, 2016 and June 28, 2015 were as follows:

	Three months ended		Six months ended
	June 30,	June 28,	June 30,	June 28,
	2016	2015	2016	2015
	amounts in millions
Net revenue	$366	297	721	604
Costs of sales	257	212	511	434
Gross profit	109	85	210	170
Operating expenses:
Operating	11	9	22	20
SG&A expenses (excluding stock-based compensation)	67	62	134	132
Adjusted OIBDA	31	14	54	18
Stock-based compensation	6	5	11	9
Depreciation	6	4	11	7
Amortization of intangible assets	62	—	118	1
Operating income (loss)	$(43)	5	(86)	1

zulily's consolidated net revenue increased 23.2% and 19.4% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three months ended June 30, 2016 was primarily attributed to a 21% increase in total orders, combined with a 2% increase in average order value, as compared to the three months ended June 28, 2015.  The increase in net revenue for the six months ended June 30, 2016 was primarily attributed to a 20% increase in total orders as compared to the six months ended June 28, 2015.

zulily's gross profit percentage was 29.8% and 28.6% for the three months ended June 30, 2016 and June 28, 2015, respectively. zulily's gross profit percentage was 29.1% and 28.1% for the six months ended June 30, 2016 and June 28, 2015, respectively. For both the three and six month periods ended June 30, 2016, the increase was primarily attributed to improved operational efficiency as a result of investments in transportation and fulfillment center technology.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  For both the three and six month periods ended June 30, 2016, the increase in operating expenses was primarily attributed to an increase in credit card processing fees which are driven by higher sales volume.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. These expenses increased $5 million and $2 million, and as a percentage of net revenue, decreased from 20.9% to 18.3% and 21.9% to 18.6% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. For both the three and six months ended June 30, 2016, SG&A expenses decreased as a percentage of net revenue due to top-line revenue growth over a partially fixed cost base.

zulily’s depreciation and amortization expense increased $64 million and $121 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year.  The increase is attributed to depreciation of fixed assets and amortization of intangible assets recognized in purchase accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,675	1.7%	$3,626	4.6%
Corporate and other	$—	—%	$1,136	6.1%
Ventures Group
Corporate and other	$396	3.3%	$1,427	3.3%

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

At June 30, 2016, the fair value of our AFS securities was $1,704 million. Had the market price of such securities been 10% lower at June 30, 2016, the aggregate value of such securities would have been $170 million lower.  Our investments in Expedia, Inc., HSN, Inc. and FTD Companies, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $3,743 million at June 30, 2016 and had the market price of such securities been 10% lower at June 30, 2016, the aggregate value of such securities would have been $374 million lower. Such changes in value are not directly reflected in our statement of operations.  At June 30, 2016, the fair value of our investment in Liberty Broadband was $2,561 million. Had the market price of such security been 10% lower at June 30, 2016, the fair value of such security would have been $256 million lower. Additionally, our exchangeable senior debentures are also subject to market risk.

Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2016 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 with the consideration of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2015, which has been updated below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, we continued to review the design of QVC’s controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the United States that are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;
•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;
•	limited ability to repatriate funds to the U.S. at favorable tax rates;
•	potentially adverse tax consequences;
•	export and import restrictions, tariffs and other trade barriers;
•	increases in taxes and governmental royalties and fees;
•	the ability to obtain and maintain required licenses that enable us to operate our business in foreign jurisdictions;
•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
•	changes to general consumer protection laws and regulations;
•	difficulties in staffing and managing international operations; and
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

We may be subject to risks relating to the referendum of the U.K.’s membership of the European Union. In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries. Additionally, when the U.K. exits from the E.U., we anticipate that there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the E.U.  The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this 10-Q, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products.  These and other changes, implications and consequences of the Brexit may adversely affect our business, results of operations and financial condition.

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

A summary of the repurchase activity for the three months ended June 30, 2016 is as follows:

	Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2016	1,797,842	$25.84	1,797,842	$ 665	million
May 1 - 31, 2016	2,230,388	$26.07	2,230,388	$ 607	million
June 1 - 30, 2016	2,888,964	$25.65	2,888,964	$ 533	million
Total	6,917,194		6,917,194

In addition to the shares listed in the table above, 557 shares of Series A QVC Group common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended June 30, 2016.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Third Amended and Restated Credit Agreement, dated as of June 23, 2016, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on June 28, 2016).

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

LIBERTY INTERACTIVE CORPORATION
Date: August 5, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: August 5, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Third Amended and Restated Credit Agreement, dated as of June 23, 2016, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on June 28, 2016).

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