Form 10-Q
period 2016-09-30
Liberty Interactive Corp
filed 2016-11-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2016 was:

	Series A	Series B

QVC Group	437,590,257	29,358,638
Liberty Ventures	135,244,365	7,119,929

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$505	2,449
Trade and other receivables, net of allowance for doubtful accounts of $92 million and $87 million, respectively	848	1,443
Inventory, net	1,189	1,000
Short term marketable securities (note 6)	—	910
Other current assets	154	73
Total current assets	2,696	5,875
Investments in available-for-sale securities and other cost investments (note 7)	1,819	1,353
Investments in affiliates, accounted for using the equity method (note 8)	1,545	1,641
Investment in Liberty Broadband measured at fair value (note 8)	3,051	—
Property and equipment, at cost	2,309	2,124
Accumulated depreciation	(1,098)	(984)
	1,211	1,140
Intangible assets not subject to amortization (note 9):
Goodwill	6,184	6,112
Trademarks	3,322	3,373
	9,506	9,485
Intangible assets subject to amortization, net (note 9)	1,147	1,647
Other assets, at cost, net of accumulated amortization	57	39
Total assets	$21,032	21,180

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2016	2015
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$732	762
Accrued liabilities	616	784
Current portion of debt, including $883 million and $1,193 million measured at fair value (note 10)	900	1,226
Other current liabilities	167	328
Total current liabilities	2,415	3,100
Long-term debt, including $1,140 million and $1,287 million measured at fair value (note 10)	7,255	7,481
Deferred income tax liabilities	3,878	3,502
Other liabilities	182	222
Total liabilities	13,730	14,305
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 438,342,145 shares at September 30, 2016 and 461,379,963 shares at December 31, 2015	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,358,638 shares at September 30, 2016 and 29,218,527 shares at December 31, 2015	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 135,238,740 shares at September 30, 2016 and 134,961,466 shares at December 31, 2015	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 7,119,929 shares at September 30, 2016 and 7,092,111 shares at December 31, 2015	—	—
Additional paid-in capital	—	370
Accumulated other comprehensive earnings (loss), net of taxes	(198)	(215)
Retained earnings	7,381	6,626
Total stockholders' equity	7,189	6,787
Noncontrolling interests in equity of subsidiaries	113	88
Total equity	7,302	6,875
Commitments and contingencies (note 12)
Total liabilities and equity	$21,032	21,180

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Total revenue, net	$2,412	2,153	7,485	6,619
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,575	1,358	4,822	4,182
Operating	165	160	512	486
Selling, general and administrative, including stock-based compensation (note 4)	290	238	892	720
Depreciation and amortization	225	150	663	479
	2,255	1,906	6,889	5,867
Operating income	157	247	596	752
Other income (expense):
Interest expense	(92)	(88)	(277)	(273)
Share of earnings (losses) of affiliates, net (note 8)	18	31	(3)	121
Realized and unrealized gains (losses) on financial instruments, net (note 6)	606	70	942	98
Gains (losses) on dispositions, net (note 3)	—	(1)	9	110
Other, net	(8)	25	118	11
	524	37	789	67
Earnings (loss) before income taxes	681	284	1,385	819
Income tax (expense) benefit	(203)	(86)	(441)	(211)
Net earnings (loss)	478	198	944	608
Less net earnings (loss) attributable to the noncontrolling interests	9	8	28	33
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$469	190	916	575

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$61	154	285	417
Liberty Ventures common stock	408	36	631	158
	$469	190	916	575
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.13	0.33	0.59	0.89
Series A and Series B Liberty Ventures common stock	$2.87	0.26	4.44	1.12
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.13	0.33	0.59	0.88
Series A and Series B Liberty Ventures common stock	$2.83	0.25	4.38	1.10

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Net earnings (loss)	$478	198	944	608
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(3)	5	36	(76)
Share of other comprehensive earnings (losses) of equity affiliates	(2)	(4)	(7)	(19)
Other	—	—	6	—
Other comprehensive earnings (loss)	(5)	1	35	(95)
Comprehensive earnings (loss)	473	199	979	513
Less comprehensive earnings (loss) attributable to the noncontrolling interests	11	10	46	33
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$462	189	933	480

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$56	157	303	341
Liberty Ventures common stock	406	32	630	139
	$462	189	933	480

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$944	608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	663	479
Stock-based compensation	75	81
Cash payments for stock-based compensation	(92)	(11)
Share of (earnings) losses of affiliates, net	3	(121)
Cash receipts from returns on equity investments	41	42
Realized and unrealized (gains) losses on financial instruments, net	(942)	(98)
(Gains) losses on dispositions	(9)	(110)
Deferred income tax expense (benefit)	421	2
Other, net	(34)	15
Changes in operating assets and liabilities
Current and other assets	349	(35)
Payables and other liabilities	(384)	(49)
Net cash provided (used) by operating activities	1,035	803
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(20)
Cash proceeds from dispositions of investments	350	271
Investments in and loans to cost and equity investees	(67)	(126)
Cash receipts from returns of equity investments	—	250
Capital expended for property and equipment	(177)	(164)
Purchases of short term and other marketable securities	(264)	(1,194)
Sales of short term and other marketable securities	1,174	1,180
Investment in Liberty Broadband	(2,400)	—
Other investing activities, net	(14)	(48)
Net cash provided (used) by investing activities	(1,398)	149
Cash flows from financing activities:
Borrowings of debt	2,688	1,956
Repayments of debt	(3,629)	(2,100)
Repurchases of QVC Group common stock	(603)	(531)
Withholding taxes on net settlements of stock-based compensation	(16)	(17)
Other financing activities, net	(28)	(16)
Net cash provided (used) by financing activities	(1,588)	(708)
Effect of foreign currency exchange rates on cash	7	(4)
Net increase (decrease) in cash and cash equivalents	(1,944)	240
Cash and cash equivalents at beginning of period	2,449	2,306
Cash and cash equivalents at end of period	$505	2,546

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2016

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	5	—	1	—	370	(215)	6,626	88	6,875
Net earnings (loss)	—	—	—	—	—	—	—	916	28	944
Other comprehensive earnings (loss)	—	—	—	—	—	—	17	—	18	35
Cumulative effect of accounting change (note 1)	—	—	—	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	—	68	—	—	—	68
Series A QVC Group common stock repurchases	—	—	—	—	—	(603)	—	—	—	(603)
Stock issued upon exercise of stock options	—	—	—	—	—	24	—	—	—	24
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(16)	—	—	—	(16)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(21)	(21)
Reclassification (note 1)	—	—	—	—	—	166	—	(166)	—	—
Other	—	—	—	—	—	(9)	—	—	—	(9)
Balance at September 30, 2016	$—	5	—	1	—	—	(198)	7,381	113	7,302

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

In February 2015, the FASB issued new accounting guidance which amends the consolidation guidance in Accounting Standards Codification Topic 810, Consolidation.  The new guidance requires an entity to reconsider and re-document the basis for certain previous consolidation conclusions.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company adopted this guidance during the first quarter of 2016.  The adoption of this guidance did not change the conclusions reached for any previous consolidation analyses.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows, resulting in $8 million and $22 million of excess tax benefits for the nine months ended September 20, 2016 and 2015, respectively, reclassified from cash flows from financing activities to cash flows from operating activities.

In October 2016, the FASB issued new accounting guidance which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

As a result of repurchases of Series A QVC Group common stock, the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2016.  In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($166 million) at September 30, 2016 to retained earnings.

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

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended September 30, 2016 and 2015 and approximately $8 million was reimbursable to LMC for the both the nine months ended September 30, 2016 and 2015. Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

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

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC, Inc. (“QVC”) and zulily (defined below) (as of October 1, 2015), and our approximate 38% interest in HSN, Inc., along with cash and certain liabilities that reside with QVC and zulily as well as certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of September 30, 2016, the QVC Group has cash and cash equivalents of approximately $348 million, which includes subsidiary cash.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group is primarily comprised of our subsidiaries Bodybuilding.com, LLC ("Bodybuilding") (until November 4, 2016), Commerce Technologies, Inc. (d/b/a “CommerceHub”) (until July 22, 2016), Evite, Inc. ("Evite") and Backcountry.com, Inc. (“Backcountry”) (see note 3 for

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

discussion of a disposed business) and interests in Expedia, Inc. (until November 4, 2016), FTD Companies, Inc. (“FTD”), LendingTree, Inc., and Liberty Broadband Corporation (“Liberty Broadband”), available-for-sale securities in Charter Communications, Inc., Interval Leisure Group, Inc. and Time Warner Inc. (“Time Warner”), as well as cash and cash equivalents of approximately $157 million at September 30, 2016. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. (“zulily”) (now known as zulily, llc) for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of Series A QVC Group common stock for each zulily share, with cash paid in lieu of any fractional shares.  Funding for the $1.2 billion cash portion of the consideration came from cash on hand at zulily and a distribution from QVC funded by a drawdown under its revolving credit facility (see note 10).  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day.  zulily is attributed to the QVC Group and we believe that its business is complementary to QVC’s. Subsequent to December 31, 2015, the preliminary purchase price allocation was adjusted, resulting in decreases of $50 million to trademarks, $40 million to intangible assets subject to amortization and $33 million to deferred tax liabilities and a corresponding increase of $57 million to goodwill. If these adjustments had been recorded as of the acquisition date, amortization expense would have been approximately $3 million lower for the period ended December 31, 2015. There have been no other significant changes to our purchase price allocation since December 31, 2015. Liberty’s purchase price allocation is final as of September 30, 2016.

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

On July 22, 2016, Liberty completed its previously announced spin-off (the “Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  The Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. The IRS completed its review of the Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the Spin-Off.

CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying condensed consolidated statements of operations is $7 million and $20 million for the three months ended September 30, 2016 and 2015, respectively, and $51 million and $59 million for the nine months ended September 30, 2016 and 2015, respectively, related to CommerceHub.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of $4 million and losses

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

of $5 million for the three months ended September 30, 2016 and 2015, respectively, and earnings of $4 million and losses of $6 million for the nine months ended September 30, 2016 and 2015, respectively, related to CommerceHub.  Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2015 is $115 million related to CommerceHub.

On November 4, 2016, Liberty completed its previously announced split-off (the “Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). Expedia Holdings is comprised of, among other things, Liberty’s interest in Expedia, Inc. (approximately 16% equity interest and approximately 52% voting interest as of September 30, 2016) and Liberty’s wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $300 million to Liberty on November 4, 2016. The Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3) Disposals

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  The sale resulted in a $105 million gain, which is included in “Gains (losses) on dispositions, net” in the accompanying condensed consolidated statement of operations. Backcountry is included in the Corporate and other segment through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying condensed consolidated statements of operations is $227 million for the nine months ended September 30, 2015, related to Backcountry.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $3 million for the nine months ended September 30, 2015, related to Backcountry.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $20 million and $37 million of stock-based compensation during the three months ended September 30, 2016 and 2015, respectively, and $75 million and $81 million during the nine months ended September 30, 2016 and 2015, respectively.

In connection with the Spin-Off of CommerceHub in July 2016, all outstanding Awards with respect to Liberty Ventures common stock as of the Record Date (“Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that:

I.

A holder of a Liberty Ventures Award who was a member of the board of directors or an officer of Liberty holding the position of Vice President or above received (i) an adjustment to the exercise price (for an award of options to purchase Liberty Ventures common stock (an “Original Ventures Option”)) and the number of shares subject

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”) and (ii) a corresponding equity award relating to shares of the corresponding series of CommerceHub common stock, as well as Series C CommerceHub common stock (in each case, a “CommerceHub Award”); and

II.

Each other holder of a Liberty Ventures Award received only an adjustment to the exercise price (for an Original Ventures Option) and the number of shares subject to the Liberty Ventures Award (also referred to as an “Adjusted Liberty Ventures Award”).

The exercise prices of Original Ventures Options and number of shares subject to the Adjusted Liberty Ventures Awards and the CommerceHub Awards were determined based on 1) the exercise prices and number of shares subject to the Liberty Ventures Award, 2) the distribution ratios used in the Spin-Off, 3) the pre-Spin-Off trading price of the Liberty Ventures common stock and 4) the post-Spin-Off trading prices of Liberty Ventures common stock and CommerceHub common stock, such that all of the pre-Spin-Off intrinsic value of the  Liberty Ventures Award was allocated between the Adjusted Liberty Ventures Award and the CommerceHub Award, or fully to the Adjusted Liberty Ventures Award. The adjustment related to the CommerceHub Spin-Off was considered a modification under ASC 718 – Stock Compensation but did not result in incremental compensation expense.

Following the Spin-Off, employees of Liberty may hold Awards in both Liberty Ventures common stock and CommerceHub common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

During the nine months ended September 30, 2016, Liberty granted 2.9 million options to QVC employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.84 per share and vest semi-annually over 4 years.

During the nine months ended September 30, 2016, Liberty granted 433 thousand options to zulily employees to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $7.57 per share and vest between three to five years.

During the nine months ended September 30, 2016, Liberty granted to Liberty employees 421 thousand options to purchase shares of Series A QVC Group common stock.  Such options had a weighted average grant-date fair value of $8.02 per share and mainly vest 50% each on December 31, 2019 and 2020.

Also during the nine months ended September 30, 2016, Liberty granted to Liberty employees 114 thousand options to purchase shares of Series A Liberty Ventures common stock.  Such options had a weighted average grant-date fair value of $12.25 per share and mainly vest 50% each on December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, during the nine months ended September 30, 2016, Liberty also granted 730 thousand and 209 thousand options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 53 thousand and 16 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  Such options had a grant-date fair value of $7.47 per share and $12.48 per share, respectively. The restricted stock units had a fair value of $25.11 per share and $38.79 per share, respectively, at the time they were granted. The options vest on December 31, 2016 and the restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	31,482	$19.57
Granted	3,714	$26.09
Exercised	(3,646)	$14.08
Forfeited/Cancelled	(766)	$28.73
Outstanding at September 30, 2016	30,784	$20.78	4.6	years	$70
Exercisable at September 30, 2016	18,407	$18.08	3.5	years	$59

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	778	$29.79
Granted	730	$25.11
Exercised	—	$—
Forfeited/Cancelled	(19)	$29.41
Outstanding at September 30, 2016	1,489	$27.50	5.9	years	$—
Exercisable at September 30, 2016	112	$29.41	5.5	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	3,684	$23.29
CommerceHub Spin-Off	(16)	$24.39
Granted	114	$37.77
Exercised	(287)	$19.57
Forfeited/Cancelled	(1)	$36.80
Outstanding at September 30, 2016	3,494	$21.93	3.6	years	$63
Exercisable at September 30, 2016	2,663	$17.76	2.7	years	$59

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	1,542	$38.04
CommerceHub Spin-Off	(10)	$35.86
Granted	209	$38.79
Exercised	—	$—
Forfeited/Cancelled	(20)	$42.33
Outstanding at September 30, 2016	1,721	$34.75	5.4	years	$9
Exercisable at September 30, 2016	112	$38.63	5.5	years	$—

As of September 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $138 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.9 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. During the nine months ended September 30, 2016, approximately $90 million of cash payments were made to settle CommerceHub stock based awards. The awards and compensation recorded, if any, under other subsidiary compensation plans are not significant to Liberty.

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three and nine months ended September 30, 2016 and 2015, are 13 million and 4 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	number of shares in millions
Basic EPS	473	460	479	467
Potentially dilutive shares	5	6	6	7
Diluted EPS	478	466	485	474

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS, for the three and nine months ended September 30, 2016 and 2015 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	number of shares in millions
Basic EPS	142	141	142	141
Potentially dilutive shares	2	2	2	2
Diluted EPS	144	143	144	143

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2016			December 31, 2015
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$295	295	—	2,225	2,225	—
Short term marketable securities	$—	—	—	910	331	579
Available-for-sale securities	$1,742	1,735	7	1,294	1,287	7
Investment in Liberty Broadband	$3,051	3,051	—	NA	NA	NA
Debt	$2,023	—	2,023	2,480	—	2,480

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities - AFS	$260	(78)	608	70
Fair Value Option Securities - Liberty Broadband	490	NA	651	NA
Exchangeable senior debentures	(138)	148	(313)	28
Other financial instruments	(6)	—	(4)	—
	$606	70	942	98

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	September 30,	December 31,
	2016	2015
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Charter Communications, Inc. (1)	1,447	NA
Interval Leisure Group (2)	286	NA
Time Warner Inc. (3)	2	284
Time Warner Cable Inc. (1)	NA	994
Other investments	80	71
Total attributed Ventures Group	1,815	1,349
Consolidated Liberty	$1,819	1,353

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)

On May 12, 2016, Interval Leisure Group (“Interval”) completed an acquisition which was accomplished, in part, through the issuance of additional Interval shares.  As a result of the share issuance, Liberty’s ownership interest in Interval was reduced from 28.7% to 12.8%. Prior to the transaction, Interval was accounted for as an equity method investment.  As a result of the transaction, Liberty does not have ability to exercise significant influence.  Accordingly, Interval is classified as available-for-sale and is carried at fair value.

(3)	During the nine months ended September 30, 2016, Liberty sold approximately 4 million shares of Time Warner common stock for proceeds of $341 million.

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at September 30, 2016 and the carrying amount at December 31, 2015:

				December 31,
	September 30, 2016			2015
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN, Inc.	38%	$797	$184	165
Other	various	NA	42	43
Total QVC Group			226	208
Ventures Group
Expedia, Inc.	16%	$2,755	922	927
FTD Companies, Inc.	37%	210	251	267
Other	various	NA	146	239
Total Ventures Group			1,319	1,433
Consolidated Liberty			$1,545	1,641

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	amounts in millions
QVC Group
HSN, Inc.	$9	15	41	52
Other	(1)	(2)	(3)	(6)
Total QVC Group	8	13	38	46
Ventures Group
Expedia, Inc.	40	45	18	125
FTD Companies, Inc.	(7)	(14)	(8)	(9)
Other	(23)	(13)	(51)	(41)
Total Ventures Group	10	18	(41)	75
Consolidated Liberty	$18	31	(3)	121

Investment in Liberty Broadband

As discussed in note 2, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of September 30, 2016, Liberty has a 24% economic ownership

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband (level 1) as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	QVC	zulily	Other	Total
	amounts in millions
Balance at January 1, 2016	$5,149	860	103	6,112
Acquisition (1)	—	57	—	57
Foreign currency translation adjustments	35	—	—	35
Disposition (2)	—	—	(21)	(21)
Other	—	—	1	1
Balance at September 30, 2016	$5,184	917	83	6,184

(1)	As discussed in note 2, subsequent to December 31, 2015, the preliminary purchase price allocation for the zulily acquisition was adjusted, resulting in a $57 million increase to goodwill.
(2)	As discussed in note 2, Liberty completed the Spin-Off of CommerceHub on July 22, 2016, resulting in a $21 million decrease to goodwill.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $181 million and $115 million for the three months ended September 30, 2016 and 2015, respectively, and $538 million and $367 million for the nine months ended September 30, 2016 and 2015, respectively. Based on its amortizable intangible assets as of September 30, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2016	$154
2017	$513
2018	$247
2019	$98
2020	$60

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2016	September 30, 2016	December 31, 2015
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	345	346	349
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,625	1,625	1,815
Other subsidiary debt	178	178	72
Deferred loan costs		(30)	(34)
Total QVC Group debt	$6,489	6,452	6,535
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$436	291	257
3.75% Exchangeable Senior Debentures due 2030	436	273	275
3.5% Exchangeable Senior Debentures due 2031	337	313	312
0.75% Exchangeable Senior Debentures due 2043	2	6	1,287
1.75% Exchangeable Senior Debentures due 2046	750	794	NA
Subsidiary level notes and facilities	26	26	41
Total Ventures Group debt	$1,987	1,703	2,172
Total consolidated Liberty debt	$8,476	8,155	8,707
Less current classification		(900)	(1,226)
Total long-term debt		$7,255	7,481

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

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower. The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC and zulily, as

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

co-borrowers.  The remaining $2.25 billion and any incremental loans may be borrowed only by QVC. The borrowers may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Borrowings under the facility may be accelerated following certain customary events of default.

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

The interest rate on borrowings outstanding under the QVC Bank Credit Facilities was 1.9% at September 30, 2016. Availability under the Third Amended and Restated Credit Agreement at September 30, 2016 was $1,025 million.

Subsequent to September 30, 2016, QVC and zulily borrowed under the Third Amended and Restated Credit Agreement to fund the settlement of substantially all of Liberty’s 1% Exchangeable Senior Debentures due 2043 (see below).

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Ventures Margin Loan

On May 13, 2016, a wholly owned subsidiary attributed to the Ventures Group entered into a margin loan agreement which provides for $450 million of available borrowings. Pursuant to the margin loan agreement, approximately 5 million shares of Charter Communications, Inc. common stock were pledged as collateral. Interest on the margin loan accrues at a rate of 2.65% plus LIBOR.  The margin loan matures on November 13, 2017. During the nine months ended September 30, 2016, Liberty repaid $450 million of its outstanding borrowings on the margin loan. The repayment was funded with proceeds from the issuance of $750 million principal amount of new senior exchangeable debentures due September 2046 (see below). As of September 30, 2016, there were no outstanding borrowings under the margin loan.

Expedia Margin Loan

On July 7, 2016, a wholly owned subsidiary attributed to the Ventures Group entered into a margin loan agreement which provides for $300 million of available borrowings. Pursuant to the margin loan agreement, Liberty’s shares of Expedia were pledged as collateral. Interest on the margin loan accrues at a rate of 1.60% plus LIBOR.  As of September 30, 2016, there were no outstanding borrowings under the margin loan.  The margin loan was terminated on November 1, 2016.

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of September 30, 2016 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures are classified as current as of September 30, 2016.

During the nine months ended September 30, 2016, holders exchanged, under the terms of the debentures, approximately $523 million principal of Liberty’s 0.75% Exchangeable Senior Debentures due 2043 and Liberty made cash payments of approximately $1,181 million to settle the obligations. In addition, in conjunction with the Liberty Broadband transaction (see note 2), an extraordinary distribution of approximately $325 million was paid to holders of the 0.75% Exchangeable Senior Debentures due 2043.

In August 2016, Liberty issued $750 million principal amount of new senior exchangeable debentures due September 2046 which bear interest at an annual rate of 1.75% (“1.75% Exchangeable Senior Debentures due 2046”). Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Liberty may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

In July 2016, Liberty delivered a notice to holders of the 1% Exchangeable Senior Debentures due 2043 notifying them of their right to surrender their 1% Exchangeable Senior Debentures for purchase by Liberty pursuant to their purchase option  under the indenture.  The purchase option entitled each holder to require Liberty to purchase on October 5, 2016 all or any part of such holder’s 1% Exchangeable Senior Debentures at a purchase price equal to the adjusted principal amount per $1,000 original principal amount of debentures, plus accrued and unpaid interest to, but excluding, October 5, 2016, plus any final period distribution. On October 5, 2016, Liberty paid approximately $345 million to holders

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

that exercised their right to surrender their 1% Exchangeable Senior Debentures. Liberty funded the purchase with borrowings under the Third Amended and Restated Credit Agreement. As the 1% Exchangeable Senior Debentures were refinanced on a long-term basis subsequent to September 30, 2016, they are classified as long-term as of September 30, 2016.

Debt Covenants

Liberty, QVC and zulily are in compliance with all debt covenants at September 30, 2016.

Other Subsidiary Debt

Other subsidiary debt at September 30, 2016 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2016 are as follows (amounts in millions):

Senior debentures	$891
QVC senior secured notes	$3,589

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2016.

(11)   Stockholders' Equity

As of September 30, 2016, Liberty reserved for issuance upon exercise of outstanding stock options approximately 30.8 million shares of Series A QVC Group common stock, 1.5 million shares of Series B QVC Group common stock, 3.5 million shares of Series A Liberty Ventures common stock and 1.7 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of September 30, 2016, no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

(12)   Commitments and Contingencies

Distribution Center Lease

On July 2, 2015, QVC entered into a lease (the “Lease”) for a west coast distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

QVC concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, QVC recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively. In addition, QVC paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. As of September 30, 2016, the liability related to the west coast distribution center was approximately $104 million.

On August 29, 2016, QVC’s west coast distribution center officially opened. QVC concluded that the Lease  does not meet the criteria for “sale-leaseback” treatment under U.S. GAAP. Therefore, QVC will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life of 20 years. Although QVC will not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2015. If QVC does not exercise its right to purchase the Premises and related land, QVC will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.

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

Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit and revenue or sales per customer equivalent. In addition, Liberty reviews nonfinancial measures such as unique website visitors, number of units shipped, conversion rates and active customers, as appropriate.

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

For the nine months ended September 30, 2016, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•

QVC – a consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

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

Performance Measures

	Three months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$1,948	393	2,007	430
zulily	359	18	NA	NA
Corporate and other	—	(5)	—	(9)
Inter-segment eliminations	(4)	—	NA	NA
Total QVC Group	2,303	406	2,007	421
Ventures Group
Corporate and other	109	(4)	146	13
Total Ventures Group	109	(4)	146	13
Consolidated Liberty	$2,412	402	2,153	434

	Nine months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$6,024	1,271	5,943	1,286
zulily	1,080	72	NA	NA
Corporate and other	—	(17)	—	(19)
Inter-segment eliminations	(10)	—	NA	NA
Total QVC Group	7,094	1,326	5,943	1,267
Ventures Group
Corporate and other	391	8	676	45
Total Ventures Group	391	8	676	45
Consolidated Liberty	$7,485	1,334	6,619	1,312

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	September 30, 2016
	Total assets	Investments In affiliates	Investment in Liberty Broadband	Capital expenditures
	amounts in millions
QVC Group
QVC	$11,538	42	—	140
zulily	2,515	—	—	18
Corporate and other	389	184	—	—
Total QVC Group	14,442	226	—	158
Ventures Group
Corporate and other	6,590	1,319	3,051	19
Total Ventures Group	6,590	1,319	3,051	19
Consolidated Liberty	$21,032	1,545	3,051	177

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$402	434	1,334	1,312
Stock-based compensation	(20)	(37)	(75)	(81)
Depreciation and amortization	(225)	(150)	(663)	(479)
Interest expense	(92)	(88)	(277)	(273)
Share of earnings (loss) of affiliates, net	18	31	(3)	121
Realized and unrealized gains (losses) on financial instruments, net	606	70	942	98
Gains (losses) on dispositions, net	—	(1)	9	110
Other, net	(8)	25	118	11
Earnings (loss) before income taxes	$681	284	1,385	819

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015 as well as Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015.

See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

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

Our “Corporate and Other” category includes entire or majority interests in consolidated subsidiaries, which operate on-line commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses.  These consolidated subsidiaries include, Bodybuilding.com, LLC ("Bodybuilding") (until November 4, 2016), Evite, Inc. ("Evite"), Commerce Technologies, Inc. (d/b/a “CommerceHub”) (through July 22, 2016, see note 2 of the accompanying condensed consolidated financial statements) and Backcountry.com, Inc. (“Backcountry”) (through June 30, 2015, see note 3 of the accompanying condensed consolidated financial statements).  Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. Evite is an online invitation and social event planning service on the Web. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers, and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. We also hold ownership interests in Expedia, Inc. (“Expedia”) (until November 4, 2016), FTD Companies, Inc. (“FTD”), HSN, Inc. and LendingTree, which we account for as equity method investments; an ownership interest in Liberty Broadband Corporation (“Liberty Broadband”), which is accounted for at fair value; and we continue to maintain investments and related financial instruments in public companies such as Charter Communications, Inc., Interval Leisure Group, Inc. and Time Warner Inc. (“Time Warner”), which are accounted for at their respective fair market values.

On June 30, 2015, Liberty sold Backcountry. Backcountry is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2016, the Ventures Group is comprised primarily of our interests in Bodybuilding, Evite, Expedia, FTD,  LendingTree, Inc. and Liberty Broadband and investments in Charter Communications, Inc., Interval Leisure Group, Inc. and Time Warner Inc., as well as cash and cash equivalents in the amount of approximately $157 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of September 30, 2016, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile applications businesses and has attributed to it our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015), as well as our 38% interest in HSN, Inc. and cash and cash equivalents of approximately $348 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC and zulily as well certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying financial statements) and certain deferred tax liabilities.

On July 22, 2016, Liberty completed its previously announced spin-off (the “Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  The Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. The IRS completed its review of the Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the Spin-Off.

On November 4, 2016, Liberty completed its previously announced split-off (the “Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). Expedia Holdings is comprised of, among other things, Liberty’s interest in Expedia, Inc. (approximately 16% equity interest and approximately 52% voting interest as of September 30, 2016) and Liberty’s wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $300 million to Liberty on November 4, 2016. The Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reporting segments. The "Corporate and other" category consists of those assets or businesses which we do not disclose separately, including Bodybuilding, Evite, CommerceHub (through July 22, 2016) and Backcountry (through June 30, 2015), which are included in the Ventures Group. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations—Businesses" below.

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
QVC Group
QVC	$1,948	2,007	6,024	5,943
zulily	359	NA	1,080	NA
Inter-segment eliminations	(4)	NA	(10)	NA
Total QVC Group	2,303	2,007	7,094	5,943
Ventures Group
Corporate and other	109	146	391	676
Total Ventures Group	109	146	391	676
Consolidated Liberty	$2,412	2,153	7,485	6,619

Operating Income (Loss)
QVC Group
QVC	$231	280	799	820
zulily	(52)	NA	(138)	NA
Corporate and other	(12)	(16)	(34)	(35)
Total QVC Group	167	264	627	785
Ventures Group
Corporate and other	(10)	(17)	(31)	(33)
Total Ventures Group	(10)	(17)	(31)	(33)
Consolidated Liberty	$157	247	596	752

Adjusted OIBDA
QVC Group
QVC	$393	430	1,271	1,286
zulily	18	NA	72	NA
Corporate and other	(5)	(9)	(17)	(19)
Total QVC Group	406	421	1,326	1,267
Ventures Group
Corporate and other	(4)	13	8	45
Total Ventures Group	(4)	13	8	45
Consolidated Liberty	$402	434	1,334	1,312

Revenue.    Our consolidated revenue increased 12.0% or $259 million and increased 13.1% or $866 million for three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2016 was due to the acquisition of zulily ($359 million), partially offset by decreased revenue at QVC ($59 million) and Bodybuilding ($19 million) and the Spin-Off of CommerceHub ($12 million). The increase for the nine months ended September 30, 2016 was primarily due to the acquisition of zulily ($1,080 million) and increased revenue at QVC ($81 million), partially offset by the sale of Backcountry ($227 million), decrease at Bodybuilding ($36 million) and the Spin-Off of CommerceHub ($8 million). Bodybuilding’s results were driven by decreases in the overall number of unique visitors, a decrease in order volume and a decrease in average order value. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options, restricted awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees and (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans.

We recorded $20 million and $37 million of stock-based compensation for the three months ended September 30, 2016 and 2015, respectively. We recorded $75 million and $81 million of stock-based compensation for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $17 million for the three months ended September 30, 2016 was primarily due to a $20 million decrease at CommerceHub due to a smaller change in company value and the ownership change, partially offset by the acquisition of zulily ($5 million). The decrease of $6 million for the nine months ended September 30, 2016 was primarily due to a $21 million decrease at CommerceHub partially offset by the acquisition of zulily ($16 million). As of September 30, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $138 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.9 years.

Operating income.    Our consolidated operating income decreased 36.4% or $90 million and 20.7% or $156 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in operating income for the three months ended September 30, 2016 was primarily due to $52 million of operating losses at zulily, a decrease in operating income at QVC of $49 million and an increase in corporate spending at Liberty Ventures of $6 million, partially offset by a $14 million increase in CommerceHub’s operating results (primarily due to decreases in stock-based compensation). The decrease in operating income for the nine months ended September 30, 2016 was primarily due to $138 million of operating losses at zulily (largely due to amortization of intangibles recognized in the acquisition), a decrease in operating income at QVC of $21 million and an increase in corporate spending at Liberty Ventures of $19 million, partially offset by a $16 million increase in CommerceHub’s operating results (primarily due to decreases in stock-based compensation). The corporate spending at Liberty Ventures primarily relates to expenses incurred in conjunction with the Split-Off of Expedia Holdings. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

Consolidated Adjusted OIBDA decreased 7.4% or $32 million and increased 1.7% or $22 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended September 30, 2016 was primarily due to a decrease of $37 million at QVC, the Spin-Off of CommerceHub ($7 million), a decrease of $3 million at Bodybuilding and an increase in corporate spending at Liberty Ventures of $7 million, partially offset by the acquisition of zulily ($18 million). The increase in Adjusted OIBDA for the nine months ended September 30, 2016 was primarily due to the acquisition of zulily ($72 million), partially offset by  a decrease of $15 million at QVC, the Spin-Off of CommerceHub ($9 million), the sale of Backcountry ($8 million), a decrease of $6 million at Bodybuilding and an increase in corporate spending at Liberty Ventures of $15 million. The corporate spending at Liberty Ventures primarily relates to expenses incurred in conjunction with the Split-Off of Expedia Holdings. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Interest expense
QVC Group	$(73)	(70)	(220)	(215)
Ventures Group	(19)	(18)	(57)	(58)
Consolidated Liberty	$(92)	(88)	(277)	(273)

Share of earnings (losses) of affiliates
QVC Group	$8	13	38	46
Ventures Group	10	18	(41)	75
Consolidated Liberty	$18	31	(3)	121

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$(6)	30	(2)	28
Ventures Group	612	40	944	70
Consolidated Liberty	$606	70	942	98

Gains (losses) on dispositions, net
QVC Group	$—	—	—	—
Ventures Group	—	(1)	9	110
Consolidated Liberty	$—	(1)	9	110

Other, net
QVC Group	$6	14	31	(9)
Ventures Group	(14)	11	87	20
Consolidated Liberty	$(8)	25	118	11

Consolidated Liberty other income (expense)	$524	37	789	67

Interest expense.    Interest expense remained relatively flat for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
QVC Group
HSN, Inc.	$9	15	41	52
Other	(1)	(2)	(3)	(6)
Total QVC Group	8	13	38	46
Ventures Group
Expedia, Inc.	40	45	18	125
FTD	(7)	(14)	(8)	(9)
Other	(23)	(13)	(51)	(41)
Total Ventures Group	10	18	(41)	75
Consolidated Liberty	$18	31	(3)	121

The change in our share of Expedia’s earnings (losses) is primarily due to a one time gain recognized by Expedia related to the sale of eLong Inc. during the nine months ended September 30, 2015. The share of losses in the Other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities - AFS	$260	(78)	608	70
Fair Value Option Securities - Liberty Broadband	490	NA	651	NA
Exchangeable senior debentures	(138)	148	(313)	28
Other financial instruments	(6)	—	(4)	—
	$606	70	942	98

The changes in realized and unrealized gains (losses) on financial instruments are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The increases for the three and nine months ended September 30, 2016 were primarily driven by the investment in Liberty Broadband and the change in Liberty’s ownership interest in Interval Leisure Group, which resulted in its classification as an available-for-sale security rather than an equity method investment.

Gains (losses) on dispositions, net. Gain on dispositions for the Ventures Group primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net for the Ventures Group includes a $1 million and $74 million gain on dilution of investments in affiliates during the three and nine months ended September 30, 2016, respectively, and a $18 million and $7 million loss on extinguishment of debt during the three and nine months ended September 30, 2016, respectively.

Income taxes. We had income tax expense of $203 million and $86 million for the three months ended September 30, 2016 and 2015, respectively, and income tax expense of $441 million and $211 million for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and nine months ended September 30, 2016 due to a federal benefit from tax credits and incentives generated by our alternative energy investments, partially offset by state taxes, net of federal benefit. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and nine months ended September 30, 2015, respectively, due to the receipt of a taxable dividend that under U.S. tax law is subject to a dividends received deduction and to tax credits and incentives generated by our alternative energy investments.

Net earnings. We had net earnings of $478 million and $198 million for the three months ended September 30, 2016 and 2015, respectively, and net earnings of $944 million and $608 million for the nine months ended September 30, 2016 and 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of September 30, 2016, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of September 30, 2016, Liberty's liquidity position consisted of the following:

		Available-for-Sale
	Cash and cash	Securities and Other
	equivalents	Cost Investments
	amounts in millions
QVC	$319	—
zulily	10	—
Corporate and other	19	4
Total QVC Group	348	4
Corporate and other	157	1,815
Total Ventures Group	157	1,815
Total Liberty	$505	1,819

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1,025 million under the QVC credit facility at September 30, 2016. As of September 30, 2016, QVC had approximately $198 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2016	2015
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$893	786
Ventures Group net cash provided (used) by operating activities	142	17
Net cash provided (used) by operating activities	$1,035	803
QVC Group net cash provided (used) by investing activities	(157)	22
Ventures Group net cash provided (used) by investing activities	(1,241)	127
Net cash provided (used) by investing activities	$(1,398)	149
QVC Group net cash provided (used) by financing activities	(821)	(714)
Ventures Group net cash provided (used) by financing activities	(767)	6
Net cash provided (used) by financing activities	$(1,588)	(708)

QVC Group

During the nine months ended September 30, 2016, the QVC Group uses of cash were primarily the net repayment of certain debt obligations of approximately $197 million and the repurchase of Series A QVC Group common stock of $603 million.  Additionally, the QVC Group had approximately $158 million of capital expenditures during the nine months ended September 30, 2016.  These uses of cash were funded by cash provided by operating activities.

The projected uses of QVC Group cash for the remainder of 2016 are the cost to service outstanding debt, approximately $22 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $55 million and the continued buyback of QVC Group common stock under the approved share buyback program. Subsequent to September 30, 2016, QVC and zulily borrowed under QVC’s amended and restated senior secured credit facility (the “Third Amended and Restated Credit Agreement”) to fund $345 million of  Liberty’s purchases of its 1% Exchangeable Senior Debentures due 2043.

Ventures Group

During the nine months ended September 30, 2016, the Ventures Group uses of cash were primarily the $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying financial statements), the net repayment of certain debt obligations of approximately $744 million and the purchase of short term and other marketable securities.  These uses of cash for the Ventures Group were funded by the sale of short term and other marketable securities.

The projected uses of Ventures Group cash for the remainder of 2016 are approximately $12 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $7 million and further investments in existing or new businesses through continued investment activity.

Consolidated

During the nine months ended September 30, 2016, Liberty's primary uses of cash were the $2.4 billion investment in Liberty Broadband (see note 2 in the accompanying financial statements), $941 million of net repayments on outstanding debt and repurchases of Series A QVC Group common stock of $603 million. These activities were funded primarily by cash provided by operating activities, net sales of marketable securities and cash on hand.

The projected uses of Liberty cash for the remainder of 2016 are the continued capital improvement spending of approximately $62 million, the repayment of certain debt obligations, approximately $34 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. Subsequent to September 30, 2016, QVC and zulily borrowed under the Third Amended and Restated Credit Agreement to fund $345 million of Liberty’s purchases of its 1% Exchangeable Senior Debentures due 2043. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.

Additionally, QVC also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR'').  QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed 15 hours per day and recorded programming is distributed nine hours per day. This joint venture is accounted for as an equity method investment recorded in share of earnings (losses) of affiliates, net in the condensed consolidated statements of operations.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Net revenue	$1,948	2,007	6,024	5,943
Costs of sales	1,251	1,266	3,816	3,721
Gross profit	697	741	2,208	2,222
Operating expenses:
Operating	140	144	428	424
SG&A expenses (excluding stock-based compensation)	164	167	509	512
Adjusted OIBDA	393	430	1,271	1,286
Stock-based compensation	8	9	24	24
Depreciation	38	33	103	101
Amortization	116	108	345	341
Operating income	$231	280	799	820

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
QVC-U.S.	$1,338	1,420	4,173	4,168
QVC-International	610	587	1,851	1,775
Consolidated QVC	$1,948	2,007	6,024	5,943

QVC's consolidated net revenue decreased 2.9% and increased 1.4% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $59 million was primarily due to a 4.9% decrease in average selling price per unit ("ASP") attributing $111 million, a $8 million decrease in shipping and handling revenue and a $3 million decrease due to a decrease in units sold. The decrease was partially offset by a decrease of $50 million in estimated product returns and $13 million in favorable foreign currency rates primarily in Japan which was slightly offset by unfavorable foreign currency rates in the U.K. The nine month increase in net revenue of $81 million was primarily comprised of $203 million due to a 3.0% increase in units sold, a $68 million decrease in estimated product returns, $23 million in favorable foreign currency rates in Japan which was slightly offset by unfavorable foreign currency rates in the U.K and a $5 million increase related to product sales with zulily. The increase was partially offset by $207 million due to a 3.0% decrease in ASP and a $14 million decrease in shipping and handling revenue.

During the three and nine months ended September 30, 2016 and 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. QVC’s product margins in the U.K. are under pressure due to the rapid devaluation of the U.K. Pound Sterling. QVC will try to offset this as much as possible through pricing and vendor negotiations.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2016			September 30, 2016
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	(5.8)%	—%	(5.8)%	0.1%	—%	0.1%
QVC-International	3.9%	2.1%	1.8%	4.3%	1.3%	3.0%

QVC-U.S. net revenue decline for the three months ended September 30, 2016 was primarily due to a 6.7% decrease in ASP, a 1.4% decrease in units shipped and a 6.6% decrease in net shipping and handling revenue. The decline was offset by a favorable impact in estimated product returns of $50 million and $3 million of product sales with zulily. QVC-US experienced shipped sales decline in electronics, beauty, jewelry and  accessories, offset by increases in home and apparel. The decrease in estimated product returns was primarily due to a decrease in sales and an overall lower return rate primarily in accessories, apparel and jewelry. For the nine months ended September 30, 2016, QVC-U.S. net revenue growth was primarily due to a 3.0% increase in units shipped and a favorable impact in estimated product returns. The increases were partially offset by a 4.2% decrease in ASP and a 4.5% decrease in net shipping and handling revenue. QVC-US experienced shipped sales growth in apparel, home and accessories, offset by decreases in jewelry, electronics and beauty. The decrease in estimated product returns was primarily due to a decrease in the return rate and net adjustments to prior period estimates based on lower actual experience. For the three and nine months ended September 30, 2016, net shipping and handling revenue decreased in the U.S. primarily due to the decrease in shipping and handling rates per unit from promotional offers.

Beginning in early June 2016, QVC-U.S. sales began to experience significant headwinds, which have continued. Since early October, sales declines have moderated into the low to mid single digits, as compared to the corresponding prior year period. QVC has developed and is implementing a number of strategies and initiatives intended to reverse the negative trends and is optimistic, although there is no guarantee, that these actions will have a positive effect.

QVC-International net revenue growth in constant currency for the three and nine months ended September 30, 2016 was primarily due to a 2.1% and 3.0% increase, respectively, in units shipped mainly in the U.K., Germany and Italy, and specifically for the nine months ended September 30, 2016, the increase was slightly offset by Japan. For the three months ended September 30, 2016, QVC-International experienced shipped sales growth in beauty, accessories and electronics, offset by decreases in apparel and jewelry, and for the nine months ended September 30, 2016, QVC-International experienced shipped sales growth in all categories except jewelry and apparel. For the nine months ended September 30,

2016, the net revenue increase was partially offset by an increase in estimated product returns, primarily in Germany and the U.K. due to an increase in units shipped.

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

QVC's gross profit percentage was 35.8% and 36.7% for the three and nine months ended September 30, 2016, respectively, compared to 36.9% and 37.4% for the three and nine month periods ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, the gross profit percentage decreased primarily due to a decrease in product margins. For the nine months ended September 30, 2016, the decrease was also attributable to higher freight costs. The decrease was partially offset by a favorable inventory obsolescence provision in both periods in the U.S. For the nine months ended September 30, 2016, the QVC-International decrease in product margins was partially offset by improved product margins in Japan.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $4 million or 2.8% and increased $4 million or 0.9% for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2016, operating expenses decreased primarily due to a $2 million decrease in customer service expenses and a $1 million decrease in both credit card fees and commissions, partially offset by $2 million in unfavorable foreign currency rates, mainly in Japan. The decrease in customer service expense was mainly due to a decrease in calls handled internationally.  The decrease in credit card fees was primarily due to the decrease in sales for the period in the U.S. The decrease in commissions expense was primarily due to the decrease in sales on commission in the U.S., partially offset by increased carriage in Japan and the U.K. For the nine months ended September 30, 2016, operating expenses increased primarily due to a $3 million increase in commissions and $3 million in unfavorable foreign currency rates, mainly in Japan, partially offset by the U.K. The increase in commissions expense was primarily due to increased carriage in Japan and the U.K.

QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $9 million for both the three and nine months ended September 30, 2016, and as a percentage of net revenue, increased from 8.3% to 8.4% for the three months ended September 30, 2016 compared to the prior year, and decreased from 8.6% to 8.4% for the nine months ended September 30, 2016 compared to the prior year.  For the three months ended September 30, 2016, the decrease was primarily due to reduced personnel costs of approximately $12 million and an increase of credit card income of $2 million which was partially offset by increases in software expense of $4 million, marketing expense of $3 million, external services of $3 million and approximately $1 million in unfavorable foreign currency rates, mainly in Japan partially offset by the U.K. The decrease in personnel costs was primarily due to a decrease in bonuses of $14 million and benefits of $7 million, which was partially offset by severance of approximately $9 million, mostly in the U.S. Credit card income increased primarily due to more favorable economics of the Q Card portfolio in the U.S. The increase in software expense was mostly due to software licensing and software maintenance. Marketing expense increased primarily due cancellation costs related to discontinuing the naming rights to the Chiba Marine Stadium in Japan. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center. For the nine months ended September 30, 2016, the decrease was primarily due to reduced personnel costs of $40 million and an increase in credit card income of $4 million which was partially offset by increases in bad debt expense of $20 million, software expense of $7 million, $6 million for both external services and marketing expense and approximately $2 million in unfavorable foreign currency rates mainly in Japan partially offset by the U.K. The decrease in personnel costs was primarily due to a decrease in bonuses of $30 million and wages and benefits of $11 million, mostly in the U.S. The increase in bad debt expense was primarily related to an increase in Easy-Pay sales penetration and higher default rates experienced related to the Easy-Pay program in the U.S. The increase in software expense was mainly due to an increase in software licensing and software maintenance. The increase in external services was primarily due to internal control enhancements, outside legal services and the establishment of a global business service center. Marketing expense increased primarily due to cancellation costs related to discontinuing the naming rights to the Chiba Marine Stadium in Japan and launch marketing expenses in France.

Depreciation and amortization consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Affiliate agreements	$37	36	110	109
Customer relationships	43	43	128	128
Acquisition related amortization	80	79	238	237
Property and equipment	38	33	103	101
Software amortization	26	19	73	72
Channel placement amortization and related expenses	10	10	34	32
Total depreciation and amortization	$154	141	448	442

zulily. Liberty acquired zulily on October 1, 2015.  Prior to the acquisition, zulily utilized a retail calendar, whereby each fiscal year ended on the Sunday closest to December 31 and each fiscal year consisted of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.  Upon acquisition by Liberty, zulily changed to a calendar year end on a prospective basis. zulily’s results for the three and nine months ended September 30, 2015 are not included in Liberty’s condensed consolidated results for the three and nine months ended September 30, 2015. Although zulily’s results are only included in Liberty’s results since October 1, 2015, we believe a discussion of zulily’s stand alone results promotes a better understanding of the overall results of its business. zulily has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for all reporting periods. zulily's stand-alone operating results for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Net revenue	$359	314	1,080	918
Costs of sales	257	226	768	660
Gross profit	102	88	312	258
Operating expenses:
Operating	12	10	34	30
SG&A expenses (excluding stock-based compensation)	72	63	206	195
Adjusted OIBDA	18	15	72	33
Acquisition related expenses	—	30	—	30
Stock-based compensation	5	5	16	14
Depreciation	5	5	16	12
Amortization of intangible assets	60	1	178	2
Operating income (loss)	$(52)	(26)	(138)	(25)

zulily's consolidated net revenue increased 14.3% and 17.6% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three months ended September 30, 2016 was primarily attributed to a 15% increase in total orders placed.  The increase in net revenue for the three and nine months ended September 30, 2016 was primarily attributed to an increase in total orders placed of 15% and 18%, respectively, driven by a 13% and 17% increase in the number of orders placed per active customer for the three and nine months ended September 30, 2016, respectively. An active customer is defined as an individual who had purchased at least once in the last twelve months, measured from the last date of a period.

zulily's gross profit percentage was 28.4% and 28.0% for the three months ended September 30, 2016 and 2015, respectively. zulily's gross profit percentage was 28.9% and 28.1% for the nine months ended September 30, 2016 and 2015, respectively. For both the three and nine month periods ended September 30, 2016, the increase was primarily attributed to improved operational efficiency partially offset by higher freight costs.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  For both the three and nine month periods ended September 30, 2016, the increase in operating expenses was primarily attributed to an increase in credit card processing fees which are driven by higher sales volume.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. These expenses increased $9 million and $11 million, and as a percentage of net revenue, remained flat at 20.1% and decreased from 21.2% to 19.1% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. For the three months ended September 30, 2016, SG&A expenses remained flat as a percentage of net revenue primarily due to an increase in marketing spend, offset by lower growth of zulily’s partially fixed cost base. For the nine months ended September 30, 2016, SG&A expenses decreased as a percentage of net revenue due to top-line revenue growth over a partially fixed cost base.

zulily’s results of operations for the three and nine months ended September 30, 2015 include approximately $30 million in costs associated with the closing of the acquisition of zulily by Liberty.

zulily’s depreciation and amortization expense increased $59 million and $180 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year.  The increase is attributed to depreciation of fixed assets and amortization of intangible assets recognized in purchase accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,570	1.6%	$3,728	4.6%
zulily	$55	0.1%	$—	—%
Corporate and other	$—	—%	$1,136	6.1%
Ventures Group
Corporate and other	$19	2.5%	$1,968	3.0%

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

At September 30, 2016, the fair value of our AFS securities was $1,742 million. Had the market price of such securities been 10% lower at September 30, 2016, the aggregate value of such securities would have been $174 million lower.  Our investments in Expedia, Inc., HSN, Inc. and FTD Companies, Inc. are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $3,762 million at September 30, 2016 and had the market price of such securities been 10% lower at September 30, 2016, the aggregate value of such securities would have been $376 million lower. Such changes in value are not directly reflected in our statement of operations.  At September 30, 2016, the fair value of our investment in Liberty Broadband was $3,051 million. Had the market price of such security been 10% lower at September 30, 2016, the fair value of such security would have been $305 million lower. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2016 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 with the consideration of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2015, which has been updated below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2016, we continued to review the design of QVC’s controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2015, the Company and QVC developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness.  The remediation efforts identified and implemented include the following:

•

A monitoring control was established to identify inappropriate user access and incompatible or conflicting functions. The work of the identified individuals, with such duties, was then reviewed to determine whether they inappropriately utilized the incompatible or conflicting functions to perform any inappropriate activity.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the split-off of Liberty Media Corporation from the Company in September 2011 (“the LMC Split-Off”), notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the spin-off of the Company’s former wholly owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. In addition, on October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or Liberty Ventures common stock.

A summary of the repurchase activity for the three months ended September 30, 2016 is as follows:

	Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2016	567,253	$25.06	567,253	$ 518	million
August 1 - 31, 2016	3,221,340	$21.59	3,221,340	$ 449	million
September 1 - 30, 2016	5,187,326	$19.90	5,187,326	$ 346	million
Total	8,975,919		8,975,919

In addition to the shares listed in the table above, 9,333 shares of Series A QVC Group common stock and 1,932 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended September 30, 2016.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to CommerceHub, Inc.’s Current Report on Form 8-K filed on July 26, 2016 (File No. 001-37840) (the “CommerceHub 8-K”)).

10.1	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the CommerceHub 8-K).
10.2

Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty Interactive Corporation’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)).

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

LIBERTY INTERACTIVE CORPORATION
Date: November 8, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 8, 2016	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to CommerceHub, Inc.’s Current Report on Form 8-K filed on July 26, 2016 (File No. 001-37840) (the “CommerceHub 8-K”)).

10.1	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the CommerceHub 8-K).
10.2

Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty Interactive Corporation’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)).

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