Form 10-K
period 2016-12-31
Liberty Interactive Corp
filed 2017-02-28
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of Liberty Interactive Corporation common stock, as of the closing of trading on the last trading day prior to June 30, 2016, was approximately $11.2 billion.

The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2017 was:

	Series A	Series B
QVC Group common stock	425,210,801	29,358,638
Liberty Ventures common stock	81,150,662	4,271,867

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY INTERACTIVE CORPORATION

2016 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

Liberty Interactive Corporation, formerly known as Liberty Media Corporation, ("Liberty", the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), zulily, llc (“zulily”) and Evite, Inc. (“Evite”) and our equity affiliates FTD Companies, Inc. (“FTD”), HSN, Inc. ("HSN"), LendingTree, Inc. (“LendingTree”) and Liberty Broadband Corporation (“Liberty Broadband”).

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

On October 3, 2014, Liberty reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce businesses (as defined below), including Backcountry.com, Inc., Bodybuilding.com, LLC (“Bodybuilding”), CommerceHub, Inc. (then, Commerce Technologies, Inc.) (“CommerceHub”), Provide Commerce, Inc. (“Provide”), and Evite (collectively, the “Digital Commerce businesses”). Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. The QVC Group has attributed to it Liberty’s wholly-owned subsidiaries QVC and zulily (as of October 1, 2015) and its approximate 38% interest in HSN, along with cash and certain liabilities. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

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

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”), which was effected as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock. At the time of the TripAdvisor Holdings Spin-Off, TripAdvisor Holdings was comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc.

(“TripAdvisor”), as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. Concurrently with TripAdvisor Holdings’ execution of certain margin loans in connection with the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings entered into a promissory note that expires in 2017 pursuant to which TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations.

On October 1, 2015, Liberty acquired zulily, inc. (now known as zulily, llc) for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of Series A QVC Group common stock for each zulily share, with cash paid in lieu of any fractional shares. zulily is attributed to the QVC Group.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day.

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband in connection with the merger of Charter Communications, Inc. ("Legacy Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed. Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group. See note 9 for additional information related to this investment.

Liberty also exchanged, in a tax-free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Liberty in the exchange.

On July 22, 2016, Liberty completed its previously announced spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub. The CommerceHub Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. The Internal Revenue Service (“IRS”) completed its review of the CommerceHub Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the CommerceHub Spin-Off. CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

On November 4, 2016, Liberty completed its previously announced split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). Expedia Holdings is comprised of, among other things, Liberty’s former interest in Expedia, Inc. (“Expedia”) and Liberty’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). The IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the Expedia Holdings Split-Off.

Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia. Accordingly, Liberty’s interest in Expedia is presented as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off did not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding did not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation.

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
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends;
•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the vote by the U.K. to exit from the European Union (“Brexit”);
•	consumer spending levels, including the availability and amount of individual consumer debt;
•

changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet protocol (“IP”) television and their impact on home shopping programming;

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

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended.  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)Financial Information About Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and online commerce industries.  Each of these businesses is separately managed.

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

(c)Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments:

Consolidated Subsidiaries
QVC, Inc.
zulily, llc
Evite, Inc.

Equity Method Investments
FTD Companies, Inc. (Nasdaq: FTD) HSN, Inc. (Nasdaq: HSNI)
LendingTree, Inc. (Nasdaq: TREE)
Liberty Broadband Corporation (Nasdaq: LBRDA; LBRDK)

QVC

QVC, a wholly-owned subsidiary, markets and sells a wide variety of consumer products primarily through live merchandise-focused televised shopping programs distributed to approximately 362 million worldwide households each day (including the joint venture in China as discussed below in further detail) and via its websites, including QVC.com, and other interactive media, such as mobile applications. The name, QVC, stands for "Quality, Value and Convenience," which is what QVC strives to deliver to its customers. QVC’s operating strategy is to create a premier multimedia lifestyle brand and shopping destination for its customers, further penetrate its core customer base, generate new customers, enhance programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended

December 31, 2016, approximately 93% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 3.1 million new customers. QVC’s global e-commerce operation comprised $4.0 billion, or 46%, of its consolidated net revenue for the year ended December 31, 2016.

QVC markets its products in an engaging, entertaining format primarily through merchandise-focused live television programs and interactive features on its websites and other interactive media.  In the United States (“U.S.”), QVC distributes its programming live 24 hours per day, 364 days per year and presents on average 770 products every week (such U.S. operations, “QVC-U.S”). Internationally, QVC distributes live programming 8 to 24 hours per day, depending on the market.  QVC classifies its products into six groups: home, apparel, beauty, accessories, jewelry and electronics.

	Years ended December 31,
Product category	2016	2015	2014
Home	33%	33%	32%
Apparel	19%	17%	16%
Beauty	17%	17%	17%
Accessories	13%	13%	12%
Jewelry	9%	10%	12%
Electronics	9%	10%	11%
Total	100%	100%	100%

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

Since its inception, QVC has shipped over 1.95 billion packages in the U.S. alone. QVC operates nine distribution centers and seven call centers worldwide. In the U.S., QVC is able to ship approximately 91% of its orders within two days of the order placement. Globally, QVC is able to ship approximately 93% of its orders within two days of the order placement. In 2016, QVC's work force of approximately 17,700 employees handled approximately 156 million customer calls, shipped approximately 183 million units globally and served approximately 13 million customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T (excluding DIRECTV)), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC-U.S.'s live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 104 million television households. QVC distributes its programming to approximately 96% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, its U.S. website, and mobile applications via streaming video; over-the air broadcasters in 93 markets; and the Roku platform. QVC-U.S., including QVC.com, contributed $6.1 billion, or 70.5%, of consolidated net revenue, $915 million of operating income and $1.4 billion of Adjusted OIBDA (defined in Part II, Item 7 of this report) for the year ended December 31, 2016.

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

In October 2016, QVC-U.S. launched another additional channel, Beauty iQ, which is being distributed through satellite and streaming platforms. The channel and supporting platforms are dedicated to a complete beauty shopping experience for customers.

QVC established QVC-U.S. as the televised shopping leader after building a track record of outstanding quality and customer service, establishing favorable channel positioning and generating repeat business from its core customer base.  QVC estimates its share of the U.S. televised shopping revenue in 2016, among QVC-U.S. and its two primary televised shopping competitors HSN and EVINE Live Inc. ("EVINE Live") to be approximately two-thirds. QVC believes QVC-U.S. also compares favorably in terms of sales to general, non-television based retailers due to its extensive customer reach and efficient cost structure.

QVC.com, launched in 1996, complements QVC-U.S.'s televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on QVC.com. QVC views e-commerce (QVC.com and mobile devices) as a natural extension of its business, allowing it to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2016, approximately 76% of new U.S. customers made their first purchase through QVC.com (including mobile).

QVC's televised shopping programs reached approximately 137 million television households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom (the “U.K.”), the Republic of Ireland, Italy and France. In addition, QVC's joint venture in China reached approximately 121 million homes. The programming created for most of these markets is also available via streaming video on its international websites and mobile applications. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2016, QVC's international operations generated $2.6 billion, or 29.5%, of consolidated net revenue, $289 million of operating income and $405 million of Adjusted OIBDA and QVC's international websites generated $854 million, or 33.3%, of its total international net revenue.

On July 4, 2012, QVC entered into a joint venture with Beijing‑based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (“CNR”), China's government‑owned radio division. The joint venture, CNR Home Shopping Co., Ltd. (“CNRS”), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture combines CNRS's knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 15 hours each day and recorded programming for nine hours each day. The CNRS joint venture is accounted for as an equity method investment.

QVC distributes its television programs, via satellite and optical fiber, to cable television and/or direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., Italy, France and neighboring countries. QVC also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S. and Germany. In the U.S., QVC uplinks its analog and digital programming transmissions using a third-party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between 2019 and 2023. The transponder service agreements for the international transponders expire between 2019 and 2024.

QVC continually seeks to expand and enhance its television and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC launched QVCHD in the U.S. in April 2008, and in May 2009, became the first U.S. multimedia retailer to offer a native high definition (“HD”) service. QVCHD is a HD simulcast of QVC's U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. HD programming allows QVC to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD reaches approximately 80 million television households. QVC continues to develop and launch features to further enrich the television viewing experience.

Beyond the main live programming QVC channels, including QVCHD, in the U.S., Germany and the U.K. also broadcast pre-recorded and live shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Plus and Beauty iQ in the U.S., QVC Beauty & Style and QVC Plus in Germany, and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K.

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers.  QVC's affiliation agreements with both domestic and international distributors have termination dates ranging from 2017 to 2027. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 10% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 27% of its U.S. distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2016, approximately 87% of its worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,247 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

Customer growth was essentially flat in 2016. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) were approximately 12.7 million, which includes approximately 8.1 million in the U.S. and approximately 4.6 million internationally. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data, approximately 53% of its more than 8.1 million U.S. customers for the twelve months ended December 31, 2016 were women between the ages of 35 and 64.

QVC strives to be prompt and efficient in order taking and fulfillment. QVC has two domestic phone centers, located in San Antonio, Texas and Chesapeake, Virginia, that can direct calls from one call center to the other as volume mandates. Internationally, QVC also has one phone center in each of Japan, the U.K. and Italy, and two call centers in Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized voice response units, which handle approximately 26% of all orders taken on a worldwide basis.

In addition to taking orders from its customers through phone centers and online, QVC continues to expand its ordering platforms. QVC is expanding mobile device ordering capabilities and over the past several years has launched iPhone, iPad, Apple Watch, Android, Blackberry and Apple TV applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 28% of all orders directly through their mobile devices in 2016.

Through QVC's nine worldwide distribution centers, QVC shipped approximately 93% of its orders within two days of the order placement in 2016. QVC's domestic distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California. QVC’s domestic distribution centers and dropship partners have shipped nearly 814,000 units and over 733,000 packages in a single day. QVC also has distribution centers in Sakura-shi, Chiba, Japan, Hücklehoven, Germany, Knowsley, U.K. and Castel San Giovanni, Italy.

QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of its products. Since its physical store locations are minimal, QVC requires lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, QVC has made significant investments in its distribution centers that it believes will accommodate its foreseeable growth needs. Further, since QVC has no set “floor plan” and can closely manage inventory levels at its centralized warehouses, QVC believes it has the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. QVC's cost structure is highly variable, which QVC believes allows it to consistently achieve attractive margins relative to brick-and-mortar retailers.

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

QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the twelve months ended December 31, 2016, QVC is the leading television retailer in the U.S. and generates substantially more net revenue than its two closest televised shopping competitors, HSN (an entity in which we have a 38%  ownership interest as of December 31, 2016) and EVINE Live. QVC's international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France.  Additionally, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.

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

Domestically, QVC has registered trademarks and service marks for a variety of items including, but not limited to its brand name, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q QVC Ribbon Logo," "Q" and its proprietary products sold such as "Arte D'Oro", "Cook's Essentials", "Denim & Co.," "Diamonique," “Nature’s Code,” "Northern Nights" and "Ultrafine Silver."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand name and propriety products including, but not limited to, "QVC" the "Q QVC Ribbon Logo," "Q," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." QVC considers the service mark for the "QVC" name the most significant trademark or service mark held by it because of its impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic trademarks or service marks, QVC's trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year.

zulily llc

On October 1, 2015, we acquired 100% of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way moms shop. Through its desktop and mobile websites and mobile applications, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its vendor base, zulily has built a large scale and uniquely curated marketplace.

Every morning, zulily launches a variety of flash sales events. These events feature thousands of product styles from different vendors and typically last for 72 hours. The day’s events are kicked off by an early morning email to zulily’s email subscribers and “push” communication to users of zulily’s mobile applications. Offerings are typically only available for a limited time and in a limited quantity, creating urgency to browse and purchase. zulily’s products are sourced from a variety of vendors, ranging from smaller boutiques or emerging brands to larger, nationally known brands that appeal to its customers and draw new customers to its sites.

Before zulily launches an event, zulily shoots or obtains photographs of the merchandise and its editorial team writes about the merchandise. The experience, creativity, resourcefulness and efficiency of zulily’s merchandising, creative and operations teams enable zulily to feature thousands of product styles each quarter. zulily works to create the most compelling price points for its customers, with the average item offered for significant discount off the manufacturer’s suggested or comparison retail price. zulily then uses its proprietary technology, data analytics and personalization tools to segment its audience, offering each customer a curated and optimized shopping experience that features brands, products and events that it believes are most relevant for that customer.

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

Continual innovation through investment in technology is core to zulily’s business. zulily uses its technology platform to improve the experience of its customers and vendors, increase the purchase frequency and average order size and optimize the efficiency of its business operations. zulily’s technology team is focused on rapid innovation through advanced agile software development processes. zulily’s scalable platform uses custom-built and third-party technologies to support its specific customer and vendor requirements, including handling significant spikes in site traffic and transactions on a daily basis, and the rapid and complex order supply chain needs that are unique to zulily’s flash sales and minimal inventory model. zulily believes it can quickly scale its infrastructure to accommodate significantly higher volumes of site traffic, customers, orders and the overall growth in its business.

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

zulily has registered numerous Internet domain names related to its business. In addition, zulily pursues the registration of its trademarks in the U.S. and certain other locations outside of the U.S.; however, effective intellectual property protection or enforcement may not be available in every country in which zulily’s products and services are made available in the future. In the U.S. and certain other countries, zulily has registered or has applications pending for its key trademarks: zulily, the zulily design mark and the “Z” design associated with its mobile applications.

zulily’s results are impacted by a pattern of increased sales during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter, which it expects would result in lower sequential growth in the first quarter.  The fourth quarter accounted for approximately 30.2% and 31.3% of zulily’s revenue for the years ended December 31, 2016 and 2015, respectively.

Evite

With over 25 million registered users, Evite (www.evite.com), a wholly owned subsidiary, is an online invitation and social event planning service on the Web. Evite has sent over 2 billion event invitations in its history, enabling 3 billion unique face-to-face connections.  Evite makes getting together effortless and more memorable for its over one hundred million annual users, sending 20,000 invitations every hour and handling hundreds of millions of RSVPs every year. Evite offers a free private sharing feed in every invitation that allows users to share photos and conversations before, during and after an event. Evite also provides free thank you notes, instant gifting, one-click donations and video content. Launched in 1998, Evite is headquartered in Los Angeles.

FTD

FTD is a premier floral and gifting company that provides floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. FTD uses the highly-recognized FTD® and Interflora® brands, both supported by the Mercury Man logo. While FTD primarily operates in the

U.S., Canada, the U.K., and the Republic of Ireland, FTD has a worldwide presence in nearly 40,000 floral shops in 150 countries. FTD’s portfolio of brands also includes ProFlowers, Sharri’s Berries, Personal Creations, RedEnvelope, Flying Flowers, Flowers Direct, Ink Card, Postagram and Gifts.com.

Liberty obtained its ownership interest in FTD during December 2014 in a transaction whereby Liberty exchanged its former wholly-owned subsidiary Provide for cash and a 35% ownership interest in FTD. We owned approximately 37% of the outstanding common stock of FTD as of December 31, 2016. We have entered into an agreement with FTD pursuant to which, among other things, we have the right to proportional representation on FTD’s board of directors based on our ownership interest in FTD.  In connection with this transaction, FTD increased the size of its board of directors from seven to 11 directors. Liberty nominated the four additional directors to the board of directors.

HSN

HSN became a separate public company in August 2008 in connection with the separation of IAC/InterActiveCorp (“IAC”) into five separate companies.  HSN is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks and other direct-response television marketing; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements; (iii) websites, which consist primarily of HSN.com, joymangano.com and the five branded websites operated by Cornerstone; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, were sold in September 2016.

We own approximately 38% of the outstanding common stock of HSN.  We have entered into an agreement with HSN pursuant to which, among other things, we have the right to nominate 20% of the members of HSN's board of directors.  We have nominated two of the current 10 board members.

LendingTree

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

We own approximately 24% of the outstanding common stock of LendingTree.  We have entered into an agreement with LendingTree pursuant to which, among other things, we have the right to nominate 20% of the members of LendingTree’s board of directors.  We have nominated two of the seven current board members.

Liberty Broadband Corporation

Liberty Broadband was spun off by LMC in November 2014.  Liberty Broadband consists of its interest in Charter and its subsidiary Skyhook Holding, Inc. Charter is one of the largest providers of cable services in the U.S., offering a variety of entertainment, information and communications solutions to residential and commercial customers. Skyhook provides mobile positioning and contextual location intelligence solutions.

In May 2016, Liberty completed a $2.4 billion investment in Liberty Broadband in connection with the merger of Legacy Charter and TWC. We own approximately 23% of the outstanding common stock of Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband (for accounting purposes) even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband.

Regulatory Matters

Programming and Interactive Television Services

Although QVC, a wholly owned subsidiary, and HSN, a business affiliate, market and sell consumer products through a variety of outlets, each does so, in large part, through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters.  Consequently, regulation of programming services and the entities that distribute them can affect QVC and HSN.  In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to QVC and HSN.

Regulation of Program Licensing.  The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interest in Charter of Liberty Broadband, and Liberty Global plc’s ownership interest in Liberty Cablevision of Puerto Rico, LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. We are also subject to the program access rules as a condition of FCC approval of Liberty’s transaction with News Corporation in 2008.

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

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. Although the FCC adopted regulations limiting carriage by a cable operator, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) vacated the channel occupancy limits adopted by the FCC and remanded the rule to the FCC for further consideration in 2001. In response to the D.C. Circuit’s decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations, but has not adopted any rules.

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

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for IP delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. In 2016, the FCC amended its closed captioning regulations to assign captioning compliance responsibility to programmers jointly with distributors, and to adopt certain registration, certification and complaint procedures applicable to programmers. As a result of these captioning requirements, QVC and HSN may incur additional costs for closed captioning.

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various domestic and foreign laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. The Federal Trade Commission ("FTC") has adopted regulations implementing COPPA. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. In 2016, Congress enacted a permanent moratorium on state and local taxes on Internet access and commerce.

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, in April 2016, the European Parliament and the Council of the European Union adopted the General Data Protection Regulation which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. The new data laws take effect in May 2018. Further, on October 6, 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in European Union (“EU”) nations for use in the U.S. In early 2016, European and U.S. authorities reached agreement on a new data transfer framework, the EU-U.S. Privacy Shield, which became fully operational on August 1, 2016. Finally, on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”

In the U.S., the FTC has proposed a privacy policy framework, and the new Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  The regulations prohibit ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration.  The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers. The open Internet rules were upheld by the United States Court of Appeals for the D.C. Circuit in June 2016, but remain subject to additional appeals.  Congress or the FCC may modify or repeal the existing regulations.

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

Competition

Our businesses that engage in video and online commerce compete with traditional brick-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers.  Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share.  However, some of these competitors, such as Amazon, have a significantly greater web-presence than our e-commerce subsidiaries and equity affiliates.  In addition, QVC and HSN compete for access to customers and audience share with each other and with other conventional forms of entertainment and content.  We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.  Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services.  We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2016, our corporate function is supported by a services agreement with LMC which has approximately 80 corporate employees who are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 21,000 full and part-time employees.  We believe that our employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 19 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertyinteractive.com.

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

The historical financial information of the QVC Group and the Ventures Group included in this Annual Report, may not necessarily reflect their results had they been separate companies.  One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of QVC Group tracking stock and Ventures Group tracking stock, investors should recognize that the historical financial information of the QVC Group and the Ventures Group has been extracted from our consolidated financial statements and may not necessarily reflect what the QVC Group’s and the Ventures Group’s results of operations, financial condition and cash flows would have been had the QVC Group and the Ventures Group been separate, stand-alone entities pursuing independent strategies during the periods presented.

Our subsidiary QVC  depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, DISH Network, Verizon and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K. and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2017 and 2027.  As part of normal course renewal discussions, occasionally QVC has disagreements with its distributors over the terms of its carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC’s programming to a material portion of its television households may adversely affect its growth, net revenue and earnings.  The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 10% of its U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 27% of its U.S. distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.  QVC may be unable to obtain renewals with its current distributors on acceptable terms, if at all. QVC may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming. Although QVC considers its current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect its viewership, growth, net revenue and earnings.

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

Our businesses attributed to each group are subject to risks of adverse government regulation. Our programming businesses, such as QVC and HSN, market and provide a broad range of merchandise through television shopping programs and proprietary websites.  Similarly, our online commerce businesses, such as zulily and the e-commerce companies, market and provide a broad range of merchandise and/or services through their proprietary websites. As a result, these businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, data privacy and security, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state, federal or foreign laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chain, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our businesses and their brands.

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

In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the U.S. by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment, regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.

In addition, certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss products and dietary supplements and prohibiting them from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. Violation of these consent decrees may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Weak economic conditions worldwide may reduce consumer demand for our businesses’ products and services. The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe, remain uncertain, persist, or deteriorate further, customers of our subsidiaries and affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue across each of our tracking stock groups. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit the expansion of our subsidiaries and affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

We may be subject to significant tax liabilities related to the CommerceHub Spin-Off or the Expedia Holdings Split-Off.  In connection with the CommerceHub Spin-Off, we received an opinion of counsel to the effect that, for U.S. federal income tax purposes, the CommerceHub Spin-Off will qualify as a tax-free transaction to Liberty and to the holders of its Liberty Ventures common stock under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares.  We also received an opinion of counsel in connection with the Expedia Holdings Split-Off to the effect that the Expedia Holdings Split-Off will qualify as a tax-free transaction to Liberty and to the holders of its Liberty Ventures common stock under Section 355, Section 368(a)(1)(D) and related provisions of the Code, except with respect to the receipt of cash in lieu of fractional shares. In September 2016, the IRS completed its review of the CommerceHub Spin-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion. In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion.

Prior to the CommerceHub Spin-Off, we entered into a tax sharing agreement with CommerceHub.  Under this agreement with CommerceHub, our company is generally responsible for any taxes and losses resulting from the failure of the CommerceHub Spin-Off to qualify as a tax-free transaction; however, CommerceHub is required to indemnify our company for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by CommerceHub (applicable to actions or failures to act by CommerceHub and its subsidiaries following the completion of the CommerceHub Spin-Off), or (ii) result from the application of Section 355(e) of the Code to the CommerceHub Spin-Off as a result of the treatment of the CommerceHub Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of CommerceHub or any successor corporation.  As the taxpaying entity, however, we are subject to the risk of non-payment by CommerceHub of its indemnification obligations under the tax sharing agreement.

Similarly, prior to the Expedia Holdings Split-Off, we entered into a tax sharing agreement with Expedia Holdings.  Under this agreement with Expedia Holdings, our company is generally responsible for any taxes and losses resulting from the failure of the Expedia Holdings Split-Off to qualify as a tax-free transaction; however, Expedia Holdings is required to indemnify our company for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by Expedia Holdings (applicable to actions or failures to act by Expedia Holdings and its subsidiaries following the completion of the Expedia Holdings Split-Off), or (ii) result from the application of Section 355(e) of the Code to the Expedia Holdings Split-Off as a result of the treatment of the Expedia Holdings Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of Expedia Holdings or any successor corporation.  As the taxpaying entity, however, we are subject to the risk of non-payment by Expedia Holdings of its indemnification obligations under the tax sharing agreement.

To preserve the tax-free treatment of the CommerceHub Spin-Off and the Expedia Holdings Split-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following each of the CommerceHub Spin-Off and the Expedia Holdings Split-Off.  In addition, our potential tax liabilities related to the CommerceHub Spin-Off and the Expedia Holdings Split-Off might discourage, delay or prevent a change of control transaction for some period of time following each of the CommerceHub Spin-Off and the Expedia Holdings Split-Off.

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

Our subsidiaries and business affiliates attributed to each of our QVC and Ventures Groups conduct their businesses under highly competitive conditions.  Although QVC and HSN are two of the nation’s largest home shopping networks, they and their e-commerce businesses have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.  In addition, QVC competes with HSN as well as other televised shopping retailers, such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies.  QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, zulily competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation, Toys”R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping.  As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

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

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. Following this invalidation, the U.S. and European Union ("EU") authorities approved a new data transfer structure, the Privacy Shield, to replace the U.S.-EU Safe Harbor Framework, but the Privacy Shield is now the subject of litigation similar to the litigation that resulted in the invalidation of the U.S.-EU Safe Harbor Framework. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the EU - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the EU to the U.S. Further, the European Parliament and the Council of the European Union have approved a General Data Protection Regulation, which enters into application on May 25, 2018 and which will give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. Finally, on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”  QVC’s failure, and/or the failure by the various third party vendors and service providers with which QVC does business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s reputation and the reputation of its third party vendors and service providers, discourage potential users from trying its products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect

QVC’s business, financial condition and results of operations of these businesses and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

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

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies.  Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits.  These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase.  In the case of deliveries to customers, in each market where they operate, they have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates.  If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates.  Other potential adverse consequences of changing carriers include reduced visibility of order status and package tracking, delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Any increase in shipping rates and related fuel and other surcharges passed on to these businesses by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

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

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary zulily experiences a stronger third quarter during the back-to-school shopping season and stronger fourth quarter due to the holiday shopping season. If the vendors for these businesses are not able to provide popular products in sufficient amounts such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

The failure of our subsidiary QVC to effectively manage its Easy-Pay and revolving credit card programs could result in less income. QVC offers Easy-Pay in the U.S., U.K., Germany and Italy (known as Q-Pay in Germany and Italy), a payment plan that, when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. When Easy-Pay is offered by QVC and elected by the customer, the first installment is typically billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. QVC cannot predict whether customers will pay all of their Easy-Pay installments. In addition, QVC-U.S. has an agreement with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to QVC’s customers for the sole purpose of purchasing merchandise from QVC with a QVC branded credit card (“Q Card”). QVC receives a portion of the net economics of the credit card program according to percentages that vary with the performance of the portfolio. We cannot predict the extent to which QVC’s customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.  QVC and HSN, as well as our e-commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet.  We cannot assure you that if QVC, HSN or our online commerce businesses experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the United States that are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;
•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;
•	limited ability to repatriate funds to the U.S. at favorable tax rates;
•	potentially adverse tax consequences;
•	export and import restrictions, changes in tariffs, and trade relations
•	increases in taxes and governmental royalties and fees;
•	the ability to obtain and maintain required licenses that enable us to operate our businesses in foreign jurisdictions;
•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
•	changes to general consumer protection laws and regulations;
•	difficulties in staffing and managing international operations; and
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

Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on businesses attributed to the QVC and Ventures Groups. After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the United States. As a presidential candidate, President Trump expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. During the campaign, he also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico, which if implemented, could adversely affect businesses attributed to the QVC and Ventures Groups that sell imported products. Other changes supported by the Trump administration include significant U.S. tax reform of long-standing tax principles in the U.S. which could also adversely affect our operating results and our business.

Additionally, the results from the recent Brexit vote have created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. QVC’s business could be affected during this period of uncertainty, and perhaps longer, by the impact of this vote. In addition, QVC’s business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual withdrawal from the EU, may adversely affect QVC’s operating results.

Our online commerce businesses, including QVC, zulily and HSN could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google).  In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization (“SEO”) which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing (“SEM”) (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic.  Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality.  No assurance can be given that the fees paid to search portals will not exceed the revenue generated by their visitors.  Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including QVC, zulily and HSN, may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes used for smartphone advertising and related monetization strategies are still in development.

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition.   As of December 31, 2016, QVC had total debt of approximately $5,320 million, consisting of $3,550 million in senior secured notes, $1,596 million under its senior secured credit facility and $174 million of capital and build to suit lease obligations. QVC also had $744 million available for borrowing under its senior secured credit facility as of that date. QVC may incur significant additional indebtedness in the future. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

•	limit flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;
•	competitively disadvantage QVC compared with competitors that have less debt;

•	limit QVC’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
•	expose QVC to the risk of increased interest rates because certain of QVC’s borrowings, including borrowings under its credit facility, are at variable interest rates.

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

The operating expenses attributed to the QVC Group are expected to increase over the near term due to the increased headcount, expanded operations and changes related to the assimilation of zulily. In addition, we have incurred expenses related to the acquisition of zulily that have been attributed to the QVC Group, which may adversely affect our financial results. To the extent that our expenses increase but revenue does not increase commensurately, there are unanticipated expenses related to the assimilation process, there are significant costs associated with presently unknown liabilities, or if the foregoing charges and expenses are larger than anticipated, our consolidated business, operating results and financial condition, as well as those attributable to the QVC Group, may be adversely affected. Failure to timely implement, or problems with implementing, the post-acquisition strategy for zulily also may adversely affect the trading price of QVC Group common stock.

We depend on the continued growth of e-commerce in general and zulily depends on the flash sales model in particular. The business of selling products over the Internet, particularly on the flash sales model, is dynamic and evolving. The market segment for the flash sales model has grown significantly, and this growth may not be sustainable. If customers cease to find the flash sales model shopping experience fun, entertaining and a good value, or otherwise lose interest in shopping in this manner, zulily may not acquire new customers at rates consistent with its historical or projected periods, and existing customers’ buying patterns and levels may be less than historical or projected rates. If zulily is unable to successfully deliver emails or mobile alerts to its subscribers, or if subscribers decline to open its emails or mobile alerts, zulily’s net sales and profitability would be adversely affected. In addition, changes in how webmail application providers, such as Google Inc. and Yahoo! Inc., prioritize, filter and deliver email may also reduce the number of subscribers opening zulily’s emails which may also result in a decline in net sales. If the market segment for the flash sales model were to become saturated or decline overall, zulily may not be able to acquire new customers or engage existing customers, which could adversely affect the QVC Group’s financial condition and operating results.

We do not have the right to manage our business affiliates attributed to either our QVC Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable.  We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake or with respect to which we have provided a proxy over our voting power to a third party) including HSN, which is attributed to our QVC Group. Rather, our rights may take the form of representation on the board of directors or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.

We have overlapping directors and management with LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings, which may lead to conflicting interests. As a result of the LMC Split-Off, the TripAdvisor Holdings Spin-Off, LMC's spin-off of Liberty Broadband in November 2014 and the Expedia Holdings Split-Off in November 2016, most of the executive officers of Liberty also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings, and there are overlapping directors. Other than Liberty’s ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband or Expedia Holdings have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings, Liberty Broadband or Expedia Holdings looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings, Liberty Broadband and/or Expedia Holdings. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings and Expedia Holdings has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband or Expedia Holdings and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.  Included among our assets are equity interests in publicly-traded companies that are not consolidated subsidiaries. The value of these interests may be affected by economic and market conditions that are beyond our control; and our ability to liquidate or otherwise monetize these interests without adversely affecting their value may be limited. In addition, as of December 31, 2016, we owned (and attributed to our Ventures Group) shares of Charter valued at approximately $1.5 billion and shares of Liberty Broadband, which is Charter's largest stockholder with a 25.01% voting interest in Charter, valued at approximately $3.2 billion. The risks associated with the business of Charter, and hence the business of Liberty Broadband, are different than those associated with the video and online commerce industries in which our subsidiaries and equity affiliates operate. For additional information regarding these risks and uncertainties, we refer the holders of Liberty Ventures common stock to “Item 1A, Risk Factors, Factors Relating to Our Corporate History and Structure” and “Item 1A, Risk Factors, Factors Relating to Charter” of Liberty Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017.

A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of December 31, 2016, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $2,751 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC, to pay dividends or to make other payments or advances to us or

Liberty LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “-We do not have the right to manage our business affiliates attributed to either our QVC Group or our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk.  Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,960 million as of December 31, 2016. Under the terms of these exchangeable debentures, which are attributed to our Ventures Group (other than the 1% Exchangeable Senior Debentures due 2043, which are attributed to the QVC Group), the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that would be significant.

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

Our board of directors' ability to reattribute businesses, assets and expenses between tracking stock groups may make it difficult to assess the future prospects of either tracking stock group based on its past performance.  Our board of directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to the other tracking stock group, without the approval of any of our stockholders. For example, in October 2014, our board of directors approved the change in attribution from the QVC Group to the Ventures Group of certain Liberty online commerce subsidiaries and approximately $1 billion in cash, without stockholder approval. Any reattribution made by our board of directors, as well as the existence of the right in and of itself to effect a reattribution, may impact the ability of investors to assess the future prospects of either tracking stock group, including its liquidity and capital resource needs, based on its past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of each group based on past performance, as our board of directors may use one group's liquidity to fund the other group's liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

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

The market value of QVC Group tracking stock and Ventures Group tracking stock could be adversely affected by events involving the assets and businesses attributed to either of the groups.  Because we are the issuer of QVC Group tracking stock and Ventures Group tracking stock, an adverse market reaction to events relating to the assets and businesses attributed to either of our groups, such as earnings announcements, announcements of new products or services, or acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of our other group. This could occur even if the triggering event is not material to us as a whole. A certain triggering event may also have a greater impact on one group than the same triggering event would have on the other group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other group or the borrowing costs of our company as a whole.

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

Our board of directors may change the management and allocation policies to the detriment of either group without stockholder approval.  Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between the QVC Group and the Ventures Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities between them. These policies are not included in the restated certificate of incorporation (the “restated charter”). Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.

Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.  Principles of Delaware law and the provisions of our restated charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the “business judgment rule.” In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, a stockholder may not be able to successfully challenge decisions that a stockholder believes have a disparate impact upon the stockholders of one of our groups if a majority of our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of Liberty and all of our stockholders.

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

Holders of QVC Group tracking stock or Ventures Group tracking stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.  If the QVC Group or the Ventures Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of QVC Group tracking stock or Ventures Group tracking stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure our stockholders that in the event of such a sale the per share consideration to be paid to holders of QVC Group tracking stock or Ventures Group tracking stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock of that group. Accordingly, if we sell all or substantially all of the assets attributed to the QVC Group or the Ventures Group, our stockholders could suffer a loss in the value of their investment in our company.

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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 38% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% and 94% of the outstanding shares of each of our Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, as of January 31, 2017.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC.  All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania, which consist of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. QVC also owns call centers in San Antonio, Texas; Chesapeake, Virginia; Bochum and Kassel, Germany; and Chiba-Shi, Japan. QVC owns distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Ontario, California; Chiba, Japan; and Hücklehoven, Germany. The construction of the distribution center in Ontario, California was completed in August of 2016. Additionally, QVC owns multi-functional buildings in Knowsley, United Kingdom, Chiba, Japan and Brugherio, Italy. In Germany, QVC owns its administrative offices within the headquarters located in Düsseldorf, Germany which also includes leased television studios and broadcast facilities. To supplement the facilities QVC owns, it also leases various facilities worldwide.

zulily leases its corporate headquarters in Seattle, Washington, fulfillment centers in Lockbourne, Ohio, McCarran, Nevada and Bethlehem, Pennsylvania, and a corporate office in Gahanna, Ohio.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 3, 2014, Liberty Interactive Corporation, formerly known as Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us” and “our”), reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce businesses (as defined below). Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" tracking stock trading symbol was changed to "QVCB," effective October 7, 2014.  Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.” In connection with the Expedia Holdings Split-Off (as defined below), Liberty redeemed (i) 0.4 of each outstanding share of Liberty’s Series A and Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A and Series B common stock, respectively, at 5:00 p.m., New York City time, on November 4, 2016.  Accordingly, the high and low sales prices of the Series A and Series B Liberty Ventures common stock have been retroactively restated in the table below. Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2016 and 2015.

	QVC Group
	Series A (QVCA)		Series B (QVCB)
	High	Low	High	Low
2015
First quarter	$29.73	27.03	30.10	27.45
Second quarter	$29.70	27.01	30.06	27.91
Third quarter	$31.62	24.72	30.75	25.80
Fourth quarter	$28.71	25.01	28.26	26.02
2016
First quarter	$26.97	22.51	30.62	24.40
Second quarter	$27.25	23.01	26.98	24.02
Third quarter	$27.06	18.42	26.69	19.00
Fourth quarter	$22.33	17.88	24.10	17.78

	Liberty Ventures
	Series A (LVNTA)		Series B (LVNTB)
	High	Low	High	Low
2015
First quarter	$38.31	31.64	37.88	33.60
Second quarter	$41.06	35.13	40.62	34.42
Third quarter	$39.57	32.08	40.70	35.46
Fourth quarter	$41.03	35.96	42.24	39.08
2016
First quarter	$40.22	29.24	36.83	33.14
Second quarter	$36.55	30.97	36.72	34.36
Third quarter (July 1 - July 22)	$38.59	32.76	37.87	37.33
Third quarter (July 23 - September 30) (1)	$40.80	36.09	39.89	38.05
Fourth quarter (October 1 - November 4)	$41.37	38.40	41.57	39.29
Fourth quarter (November 5 - December 31) (2)	$41.74	36.54	41.94	36.93

(1)

As discussed in Part I of this report, the CommerceHub Spin-Off (as defined below) was effected on July 22, 2016 as a pro-rata dividend of shares of CommerceHub to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock.

(2)

As discussed in Part I of this report, the Expedia Holdings Split-Off was effected on November 4, 2016 as a redemption of Liberty’s Series A and Series B Liberty Ventures common stock for shares of Expedia Holdings.

Holders

As of January 31, 2017, there were 1,717 and 99 record holders of our Series A and Series B QVC Group common stock, respectively, and 1,083 and 64 record holders of our Series A and Series B Liberty Ventures common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item will be is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before May 1, 2017.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off (as defined below) and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock.  In connection with the TripAdvisor Holdings Spin-Off (as defined below)

during August 2014, the board authorized $350 million for the repurchase of either the Liberty Interactive or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock. In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. In addition, on October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or the Liberty Ventures common stock.

A summary of the repurchase activity for the three months ended December 31, 2016 is as follows:

	Series A QVC Group Common Stock (QVCA)
				Maximum Number
				(or Approximate Dollar
			Total Number of	Value) of Shares that
	Total Number	Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2016	751,582	$19.96	751,582	$331	million
November 1 - 30, 2016	2,901,493	$21.05	2,901,493	$270	million
December 1 - 31, 2016	5,794,210	$20.60	5,794,210	$150	million
Total	9,447,285		9,447,285

Series B Liberty Ventures Common Stock (LVNTB)
Maximum Number
(or Approximate Dollar
	Total Number		Total Number of	Value) of Shares that
	of Shares	Average	Shares Purchased as Part	May Yet Be purchased
	Purchased/	Price Paid per	of Publicly Announced	Under the Plans or
Period	surrendered (1)	Share	Plans or Programs	Programs
October 1 - 31, 2016	—		—
November 1 - 30, 2016	91	$39.01	—
December 1 - 31, 2016	—		—
Total	91	$39.01	—

(1)

In connection with the Expedia Holdings Split-Off, holders of Liberty Ventures common stock were paid cash in lieu of fractional shares of Series A and Series B Liberty Ventures common stock.  In order to fund the cash payments made to holders of shares of Series B Liberty Ventures common stock, the fractional shares that would have otherwise been issued to those holders were aggregated by the Company’s transfer agent and repurchased by Liberty.

25,450 shares of Series A QVC Group common stock and 3,376 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2016.

Item 6.  Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2016	2015	2014	2013	2012
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$825	2,449	2,306	902	2,291
Investments in available-for-sale securities and other cost investments	$1,922	1,353	1,224	1,313	1,720
Investment in affiliates, accounted for using the equity method	$581	714	1,119	760	420
Investment in Liberty Broadband measured at fair value	$3,161	—	—	—	—
Intangible assets not subject to amortization	$9,354	9,485	7,893	8,383	8,424
Noncurrent assets of discontinued operations (1) (2)	$—	927	514	7,572	7,859
Total assets	$20,355	21,180	18,598	24,642	26,223
Long-term debt	$7,166	7,481	7,062	6,072	5,873
Deferred income tax liabilities	$3,636	3,217	2,681	2,794	2,805
Noncurrent liabilities of discontinued operations (1) (2)	$—	285	140	1,584	1,878
Total equity	$6,861	6,875	5,780	11,435	12,051
Noncontrolling interest in equity of subsidiaries (1)	$89	88	107	4,499	4,489

	Years ended December 31,
	2016		2015	2014	2013	2012
	amounts in millions,
	except per share amounts
Summary Statement of Operations Data:
Revenue		$10,647	9,989	10,499	10,219	9,888
Operating income (loss)		$968	1,116	1,188	1,136	1,163
Interest expense		$(363)	(360)	(387)	(380)	(466)
Share of earnings (losses) of affiliates, net		$(68)	(178)	(19)	2	(20)
Realized and unrealized gains (losses) on financial instruments, net		$1,175	114	(57)	(22)	(81)
Gains (losses) on transactions, net		$9	110	74	(1)	—
Earnings (loss) from continuing operations (3):
Liberty Interactive Corporation common stock		NA	NA	NA	NA	33
QVC Group common stock		$511	674	574	500	291
Liberty Ventures common stock		743	(43)	(36)	27	125
		$1,254	631	538	527	449
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Interactive Corporation common stock		NA	NA	NA	NA	—
Series A and Series B QVC Group common stock		$0.99	1.35	1.10	0.88	0.48
Series A and Series B Liberty Ventures common stock		$5.54	(0.36)	(0.43)	0.37	1.89
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (4):
Series A and Series B Liberty Interactive Corporation common stock	$	NA	NA	NA	NA	—
Series A and Series B QVC Group common stock		$0.98	1.33	1.09	0.86	0.47
Series A and Series B Liberty Ventures common stock (2)		$5.49	(0.36)	(0.43)	0.36	1.87

(1)On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock we own.  Following the transaction we owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock.  On August 27, 2014, we completed the TripAdvisor Holdings Spin-Off. At the time of the TripAdvisor Holdings Spin-Off, TripAdvisor Holdings (as defined below) was comprised of Liberty’s former interest in TripAdvisor as well as

BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and corporate level debt. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. However, the noncontrolling interest attributable to our former ownership interest in TripAdvisor is included in the noncontrolling interest line item in the consolidated balance sheet from the date of acquisition until the date of completion of the TripAdvisor Holdings Spin-Off. See note 6 of the accompanying consolidated financial statements for further details on the TripAdvisor Holdings Spin-Off.

(2)The Expedia Holdings Split-Off was effected on November 4, 2016 as a split-off through the redemption of a portion of Liberty’s Series A and Series B Liberty Ventures common stock for shares of Expedia Holdings (as defined below). The consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia (as defined below) as a discontinued operation.

(3)Includes earnings (losses) from continuing operations attributable to the noncontrolling interests of $39 million, $42 million, $40 million, $45 million and $63 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)Basic and diluted earnings per share have been calculated for Liberty Interactive Corporation common stock for the periods from May 9, 2006 to August 9, 2012.  Basic and diluted earnings per share have been calculated for QVC Group common stock and Liberty Ventures common stock subsequent to August 9, 2012.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Additionally, see note 3 in the accompanying consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest business and reportable segment, is QVC, Inc. (“QVC”). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. On October 1, 2015, we acquired zulily, inc. (“zulily”) (now known as zulily, llc), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. See note 5 of the accompanying consolidated financial statements for further details on the acquisition of zulily.

Our “Corporate and Other” category includes entire or majority interests in consolidated subsidiaries, which operate online commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses. These consolidated subsidiaries include Evite, Inc. (“Evite”), Provide Commerce, Inc. (“Provide”) (through December 31, 2014, see note 9 of the accompanying consolidated financial statements),  Backcountry.com, Inc. ("Backcountry") (through June 30, 2015, see note 6 of the accompanying consolidated financial statements), CommerceHub, Inc. (“CommerceHub”) (through July 22, 2016, see note 6 of the accompanying consolidated financial statements) and Bodybuilding.com, LLC ("Bodybuilding") (through November 4, 2016, see note 6 of the accompanying consolidated financial statements) (collectively, the “Digital Commerce businesses”). Evite is an online invitation and social event planning service on the web. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. We also hold ownership interests in FTD Companies, Inc. (“FTD”), HSN, Inc. (“HSN”) and LendingTree, which we account for as equity method investments; an interest in Liberty Broadband Corporation (“Liberty Broadband”), which we account for at fair value; and we maintain investments and related financial instruments in public companies such as Charter Communications, Inc. (“Charter”), Interval Leisure Group, Inc. (“Interval”) and Time Warner Inc. (“Time Warner”), which are accounted for at their respective fair market values.

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

On October 3, 2014, Liberty reattributed from the QVC Group to the Ventures Group its Digital Commerce businesses. In connection with the reattribution, each holder of Liberty Interactive common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of Liberty Interactive common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014 which resulted in an aggregate of 67.7 million shares of Series A and Series B Liberty Ventures common stock being issued. The reattribution of the Digital Commerce businesses is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution had no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  Following the reattribution, the Ventures Group is comprised primarily of our interests in FTD, LendingTree, Inc. (“LendingTree”) and Liberty Broadband, the Digital Commerce businesses, investments in Charter, Interval and Time Warner, as well as cash in the amount of approximately $487 million (at December 31, 2016), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily focused on our video operating businesses. Following the reattribution, the QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015), and our 38% interest in HSN, Inc. as well as cash in the amount of approximately $338 million (at December 31, 2016), including subsidiary cash.

Disposals

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor  Holdings”) (the “TripAdvisor Holdings Spin-Off”), which was effected as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock. At the time of the TripAdvisor Holdings Spin-Off, TripAdvisor Holdings was comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor as well as BuySeasons, Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. Concurrently with the margin loans, Liberty and TripAdvisor Holdings entered into a promissory note that expires in August 2017 pursuant to which TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of the businesses, assets and liabilities owned by TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

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

On July 22, 2016, Liberty completed its previously announced spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

On November 4, 2016, Liberty completed its previously announced split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). Expedia Holdings is comprised of, among other things, Liberty’s former interest in Expedia, Inc. (“Expedia”) and Liberty’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016.

Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016.

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

QVC's future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming, and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.

The prolonged economic uncertainty in various regions of the world in which QVC’s subsidiaries and affiliates operate could adversely affect demand for QVC’s products and services since a substantial portion of QVC’s revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the United States (“U.S.”) or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, QVC’s customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC’s ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. QVC is currently unable to predict the extent of any of these potential adverse effects.

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which British citizens approved an exit from the European Union (the "EU"), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU In the longer term, any impact from Brexit on QVC will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect QVC’s operations and financial results.

During his campaign in the 2016 U.S. presidential election, the current President of the U.S. expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership,

and suggested that the U.S. would renegotiate or withdraw from these agreements.  He also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico, which, if implemented, could adversely affect our subsidiaries’ businesses because they sell imported products.

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

zulily has limited contractual assurances of continued supply, pricing or access to new products, and vendors could change the terms upon which they sell to zulily or discontinue selling to zulily for future sales at any time. As zulily grows, continuing to identify a sufficient number of new emerging brands and smaller boutique vendors may become more and more of a challenge. If zulily is not able to identify and effectively promote these new brands, it may lose customers to competitors. Even if zulily identifies new vendors, it may not be able to purchase desired merchandise in sufficient quantities or on acceptable terms in the future, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. In addition, larger national brands may offer products that are less unique, and it may be easier for zulily’s competitors to offer such products at prices or upon terms that may be compelling to consumers. An inability to purchase suitable merchandise on acceptable terms or to source new vendors could have an adverse effect on zulily’s business.

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

Operating Results

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Revenue
QVC Group
QVC	$8,682	8,743	8,801
zulily	1,547	426	NA
Corporate and other	—	—	1,227
Inter-segment eliminations	(10)	—	—
Total QVC Group	10,219	9,169	10,028
Ventures Group
Corporate and other	428	820	471
Total Ventures Group	428	820	471
Consolidated Liberty	$10,647	9,989	10,499

Operating Income (Loss)
QVC Group
QVC	$1,203	1,275	1,279
zulily	(152)	(53)	NA
Corporate and other	(40)	(52)	(73)
Total QVC Group	1,011	1,170	1,206
Ventures Group
Corporate and other	(43)	(54)	(18)
Total Ventures Group	(43)	(54)	(18)
Consolidated Liberty	$968	1,116	1,188

Adjusted OIBDA
QVC Group
QVC	$1,840	1,894	1,910
zulily	112	21	NA
Corporate and other	(16)	(28)	29
Total QVC Group	1,936	1,887	1,939
Ventures Group
Corporate and other	3	59	26
Total Ventures Group	3	59	26
Consolidated Liberty	$1,939	1,946	1,965

Revenue.    Our consolidated revenue increased 6.6% and decreased 4.9% for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. QVC’s revenue decreased $61 million and $58 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. zulily’s revenue for the period October 1, 2015 (date of acquisition) through December 31, 2015 was $426 million. Corporate and other revenue decreased $392 million for the year ended December 31, 2016, as compared to the corresponding prior year period due to the sale of Backcountry in June 2015 ($227 million), the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($109 million) and the CommerceHub Spin-Off in July 2016 ($38 million).  Ignoring the reattribution, total Corporate and other revenue decreased $878 million for the year ended December 31, 2015, as compared to the corresponding prior year period, primarily due to the sale of Provide in December 2014 ($666 million) and sale of Backcountry in June 2015 ($244 million), partially offset by an increase of $23 million at CommerceHub and an increase of $8 million at Bodybuilding.  CommerceHub’s revenue growth was driven by an acquisition during the first quarter of 2015 and growth in active customers (vendors and suppliers), which increased the number of aggregate transactions processed through the CommerceHub platform. The increase in Bodybuilding revenue for the year ended December 31, 2015 was primarily due to increased order volume, driven by increased unique website visitors, on slightly decreased average order values.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants.

We recorded $97 million, $127 million and $108 million of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease of $30 million in stock-based compensation during 2016 was primarily attributable to a $44 million decrease at CommerceHub due to a smaller change in company value and the CommerceHub Spin-Off, partially offset by the acquisition of zulily ($14 million). The increase of $19 million in stock-based compensation during 2015 was primarily attributable to an increase in stock-based compensation at a few subsidiaries due to the growth in the fair value of those entities and due to options granted to zulily employees upon acquisition. As of December 31, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $118 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.

Operating income (loss).    Our consolidated operating income decreased $148 million and $72 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.  QVC’s operating income decreased $72 million and was relatively flat for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. zulily’s operating losses for the year ended December 31, 2016 were $152 million and for the period October 1, 2015 (date of acquisition) through December 31, 2015 were $53 million. Operating losses for Corporate and other decreased $23 million for the year ended December 31, 2016, as compared to the corresponding prior year period, primarily due to $22 million of decreases at CommerceHub.  Ignoring the reattribution, operating losses for Corporate and other increased $15 million for the year ended December 31, 2015, as compared to the corresponding prior year period, primarily due to $28 million of decreases in operating income at CommerceHub, $7 million of decreases at Backcountry, and $6 million of decreases at Bodybuilding, partially offset by improvements of $13 million at Evite and $11 million at Provide.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting policies (“GAAP”).  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 19 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA decreased $7 million and decreased $19 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.  QVC’s Adjusted OIBDA decreased

$54 million and $16 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. zulily’s Adjusted OIBDA for the year ended December 31, 2016 was $112 million and for the period October 1, 2015 (date of acquisition) through December 31, 2015 was $21 million, excluding certain purchase accounting adjustments. Corporate and other Adjusted OIBDA decreased $44 million for the year ended December 31, 2016, as compared to the corresponding prior year period, primarily due to the CommerceHub Spin-Off in July 2016 ($28 million), the sale of Backcountry in June 2015 ($8 million) and the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($5 million). Ignoring the reattribution, total Corporate and other Adjusted OIBDA decreased $24 million for the year ended December 31, 2015, as compared to the corresponding prior year period, primarily due to the sale of Provide in December 2014 ($8 million) and the sale of Backcountry in June 2015 ($15 million). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Interest expense
QVC Group	$(289)	(283)	(312)
Ventures Group	(74)	(77)	(75)
Consolidated Liberty	$(363)	(360)	(387)

Share of earnings (losses) of affiliate, net
QVC Group	$42	55	51
Ventures Group	(110)	(233)	(70)
Consolidated Liberty	$(68)	(178)	(19)

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$2	42	(22)
Ventures Group	1,173	72	(35)
Consolidated Liberty	$1,175	114	(57)

Gains (losses) on transactions, net
QVC Group	$—	—	—
Ventures Group	9	110	74
Consolidated Liberty	$9	110	74

Other, net
QVC Group	$42	(6)	(43)
Ventures Group	89	20	19
Consolidated Liberty	$131	14	(24)

Interest expense.    Interest expense increased $3 million and decreased $27 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The increase in interest expense for the year ended December 31, 2016 is due to higher average debt balances at QVC, partially offset by lower interest rates under QVC’s credit facility. The decrease in interest expense for the year ended December 31, 2015 is attributable to QVC’s refinancing activities resulting in a lower average interest rate.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
QVC Group
HSN, Inc.	$48	64	60
Other	(6)	(9)	(9)
Total QVC Group	42	55	51
Ventures Group
FTD	(41)	(83)	—
Other	(69)	(150)	(70)
Total Ventures Group	(110)	(233)	(70)
Consolidated Liberty	$(68)	(178)	(19)

On December 31, 2014, Liberty acquired an approximate 35% interest in FTD. Liberty’s share of FTD’s losses was $83 million for the year ended December 31, 2015. The carrying value of Liberty’s investment in FTD was impaired to the fair value as of December 31, 2015. The Other category for the Ventures Group is comprised of investments in LendingTree, alternative energy investments and other investments. The alternative energy investments generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statements of operations. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million related to one of its alternative energy investments which has underperformed operationally.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Fair Value Option Securities - AFS	$723	84	173
Fair Value Option Securities - Liberty Broadband	761	NA	NA
Exchangeable senior debentures	(308)	30	(230)
Other financial instruments	(1)	—	—
	$1,175	114	(57)

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The increase for the year ended December 31, 2016 as compared to the corresponding prior year period was primarily driven by the investment in Liberty Broadband, the investment in Charter, and the change in Liberty’s ownership interest in Interval, which resulted in its classification as an available-for-sale security rather than an equity method investment.

Gains on transactions, net.    The gain on transactions, net, for the year ended December 31, 2016 is primarily the result of the sale of Right Start in January 2016. The gain on transactions, net for the year ended December 31, 2015 primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain.

Other, net. The primary components of other, net are gains (losses) on dilution of investments in affiliates, foreign exchange gains (losses) and interest income. Other, net increased $117 million for the year ended December 31, 2016 when compared to the corresponding prior year period primarily due to a $75 million gain on dilution of investments in affiliates and increases in foreign exchange gains.

Income taxes.    Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 32.3%, 22.7% and 30.6%, respectively.  The effective tax rate is less than the U.S. federal tax rate of 35% during all years presented primarily due to tax credits and incentives derived from our alternative energy investments. In addition, in 2015, Liberty recognized tax benefits related to the receipt of taxable dividends that are subject to dividends received deductions. The effective tax rate during 2014 was further impacted by a change in the corporate effective state rate for outstanding deferred tax liabilities and assets at Liberty due to a change in the apportionment of income to various states.

Net earnings.    We had net earnings of $1,274 million, $911 million and $626 million for the years ended December 31, 2016, 2015 and 2014, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2016 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings.  Liberty and QVC are in compliance with their debt covenants as of December 31, 2016.

As of December 31, 2016, Liberty's liquidity position consisted of the following:

	Cash and cash	Available-for-
	equivalents	sale securities
	amounts in millions
QVC	$284	—
zulily	13	—
Corporate and other	41	4
Total QVC Group	338	4

Corporate and other	487	1,918
Total Ventures Group	487	1,918
Consolidated Liberty	$825	1,922

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $744 million available for borrowing under the QVC credit facility at December 31, 2016. As of December 31, 2016, QVC had approximately $159 million of cash and cash equivalents held in foreign subsidiaries. Cash in QVC foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash QVC is able to utilize for U.S. purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2016	2015	2014
Cash Flow Information	amounts in millions
QVC Group cash provided (used) by operating activities	$1,273	1,005	1,224
Ventures Group cash provided (used) by operating activities	170	57	424
Net cash provided (used) by operating activities	$1,443	1,062	1,648
QVC Group cash provided (used) by investing activities	$(238)	(909)	(281)
Ventures Group cash provided (used) by investing activities	(1,254)	121	(157)
Net cash provided (used) by investing activities	$(1,492)	(788)	(438)
QVC Group cash provided (used) by financing activities	$(1,103)	(89)	(1,056)
Ventures Group cash provided (used) by financing activities	(469)	(33)	969
Net cash provided (used) by financing activities	$(1,572)	(122)	(87)

QVC Group

During the year ended December 31, 2016, the QVC Group uses of cash were primarily the repayment of certain debt obligations of $2,178 million and repurchase of Series A QVC Group common stock of $799 million. Additionally, the QVC Group had approximately $206 million of capital expenditures during the year ended December 31, 2016.  These uses of cash were funded with $1,905 million of debt borrowings and cash provided by operating activities.

The projected uses of QVC Group cash are the cost to service outstanding debt, approximately $262 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $227 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the year ended December 31, 2016, the Ventures Group uses of cash were primarily the $2.4 billion investment in Liberty Broadband (see note 9 in the accompanying consolidated financial statements), the repayment of certain debt obligations of $2,320 million and the purchase of short term investments and other marketable securities of $264 million. These uses of cash for the Ventures Group were funded by the sale of short term investments and other marketable securities of $1,162 million, debt borrowings of $1,572 million, cash proceeds from dispositions of $353 million, a distribution from Expedia Holdings of $299 million, net of certain debt related costs, and cash provided by operating activities.

The projected uses of Ventures Group cash are approximately $59 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $3 million and further investments in existing or new businesses through continued investment activity.

Consolidated

During the year ended December 31, 2016, Liberty's primary uses of cash were the $2.4 billion investment in Liberty Broadband (see note 9 in the accompanying consolidated financial statements), $1,021 million of net repayments on outstanding debt, repurchases of Series A QVC Group common stock of $799 million, purchases of short term investments and other marketable securities of $264 million and capital expenditures of $233 million.  These uses of cash were funded primarily by sales of short term investments and other marketable securities of $1,174 million, cash proceeds from dispositions of $353 million, a distribution from Expedia Holdings of $299 million and cash provided by operating activities.

The projected uses of Liberty’s cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $321 million for interest payments on outstanding debt, corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $230 million, the repayment of certain debt obligations and the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$8,371	31	465	1,958	5,917
Interest payments (2)	5,853	321	578	557	4,397
Operating lease obligations	255	37	65	51	102
Build to suit lease	96	5	12	12	67
Purchase orders and other obligations	451	399	48	4	—
Total	$15,026	793	1,168	2,582	10,483

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2016, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2016 rates and (iii) assume that our existing debt is repaid at maturity.

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

Fair Value Measurements

Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheets at fair value on a recurring basis, including available-for-sale ("AFS") securities, our investment in Liberty Broadband, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value our Fair Value Option (as defined below) securities and our investment in Liberty Broadband. As of December 31, 2016 and 2015, the carrying value of our Fair Value Option securities was $1,846 million and $1,294 million, respectively. As of December 31, 2016, the carrying value of our investment in Liberty Broadband was $3,161 million.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2016 and 2015, the principal amount and carrying value of our exchangeable debentures were $1,960 million and $1,667 million, respectively.

 Level 3 inputs are unobservable inputs for an asset or liability. We currently have no Level 3 financial instrument assets or liabilities.

Non-Financial Instruments. Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statements of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

 As of December 31, 2016, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,110	2,428	7,538
zulily	917	870	1,787
Corporate and other	25	4	29
	$6,052	3,302	9,354

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year. We utilize a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. There were no goodwill and other intangible impairments in 2016 and 2015. Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value for Evite. Fair value for Evite, including intangible assets and goodwill, was determined using the Evite’s projections of future operating performance and applying a combination of market multiples and a discounted cash flow calculation (Level 3).

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

Retail Related Adjustments and Allowances.     QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, sales returns represented 18.3%, 19.1% and 19.4% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of retail sales in our consolidated statements of operations. At December 31, 2016, QVC's inventory was $950 million, which was net of the obsolescence adjustment of $76 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our consolidated statements of operations.  At December 31, 2016, QVC's trade accounts receivable were $1,246 million, net of the allowance for doubtful accounts of $97 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses

QVC

QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year (such U.S. operations, “QVC-U.S.”). Internationally, QVC's program services reach approximately 137 million households based in Germany, Austria, the U.K., Republic of Ireland, Italy, Japan and France (such international operations, “QVC-International”). QVC-International distributes programming live between eight and twenty-four hours per day, and an additional seven to fourteen hours per day of recorded programming, depending on the market.

QVC’s Japanese operations are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2016, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $39 million, $36 million and $42 million, respectively.

QVC also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 15 hours per day and recorded programming for nine hours per day. The CNRS joint venture is accounted for as an equity method investment.

During the year ended December 31, 2015, QVC put into action the One Q reorganization plan which reorganized its department reporting structure. The purpose of the plan is to reorganize the reporting structure for a shared services arrangement to support the U.S. and international operations.

QVC's operating results were as follows:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Net revenue	$8,682	8,743	8,801
Cost of sales	(5,540)	(5,528)	(5,547)
Gross profit	3,142	3,215	3,254
Operating expenses	(606)	(607)	(618)
SG&A expenses (excluding stock-based compensation)	(696)	(714)	(726)
Adjusted OIBDA	1,840	1,894	1,910
Stock-based compensation	(32)	(31)	(44)
Depreciation and amortization	(605)	(588)	(587)
Operating income	$1,203	1,275	1,279

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
QVC-U.S.	$6,120	6,257	6,055
QVC-International	2,562	2,486	2,746
	$8,682	8,743	8,801

QVC's consolidated net revenue decreased 0.7% for each of the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The 2016 decrease of $61 million in net revenue was primarily due to a 3.9% decrease in average selling price per unit ("ASP") attributing $393 million and a $17 million decrease in shipping and handling revenue in constant currency. The decrease was offset by a 2.4% increase in units shipped attributing $237 million, a decrease of $105 million in estimated product returns and a $6 million increase primarily related to product sales with zulily. The 2015 decrease of $58 million in net revenue was primarily comprised of $357 million of unfavorable foreign currency rate adjustments, a decrease in net shipping and handling revenue of $81 million in the U.S., a $74 million increase in estimated product returns, and a $15 million decrease in other revenue primarily in the U.S. These decreases were offset by $330 million due to a 3.4% increase in units sold both in the U.S. and internationally and $139 million due to a 1.4% increase in the consolidated ASP. The increase in estimated product returns was primarily in the U.S. and Germany due to sales mixes and an increase in units shipped. As expected, shipping and handling revenue decreased in the U.S. as a result of QVC's new shipping and handling pricing which became effective February 2, 2015, that provides for changes in standard shipping rates and a change in QVC's shipping and handling refund policy.

During the years ended December 31, 2016 and 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

In discussing QVC’s operating results, the term currency exchange rates refers to the currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to constant currency operating results, this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC’s underlying performance without the effects of currency exchange rate fluctuations.

The percentage change in net revenue for QVC-U.S. and QVC-International in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2016			Year ended December 31, 2015
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QVC-US	(2.2)%	0.0%	(2.2)%	3.3%	0.0%	3.3%
QVC-International	3.1%	0.1%	3.0%	(9.5)%	(13.0)%	3.5%

In 2016, QVC-U.S. net revenue decline was primarily due to a 5.5% decrease in ASP and a 4.0% decrease in shipping and handling revenue. The decline was offset by a 2.3% increase in units shipped and a decrease in estimated product returns. QVC-U.S. experienced shipped sales declines in jewelry, electronics and beauty with growth in apparel, home and accessories. The decrease in net shipping and handling revenue was primarily due to the decrease in shipping and handling rates per unit from promotional offers. The decrease in estimated product returns was primarily due to a decrease in an overall lower return rate across all categories and sales. QVC-International net revenue growth in constant currency was primarily due to a 2.5% increase in units shipped, driven mainly in Germany and the U.K., offset by the increase in estimated product returns, driven primarily by product returns in Germany. QVC-International experienced shipped sales growth in constant currency in all categories except jewelry and apparel.

In 2015, QVC-U.S. net revenue growth was primarily due to 4.0% increase in units shipped and a 1.2% increase in ASP offset by the increase in estimated product returns and lower shipping and handling revenue. QVC-U.S. experienced shipped sales growth in all categories except jewelry and electronics. QVC-International net revenue growth in constant currency was primarily due to a 2.2% increase in units shipped, primarily in the U.K., and a 1.6% increase in ASP, mainly in Germany, offset by the increase in estimated product returns. QVC-International experienced shipped sales growth in constant currency in all categories except electronics.

QVC's gross profit percentage was 36.2%, 36.8% and 37.0% for the years ended December 31, 2016, 2015 and 2014, respectively. The slight decrease in gross profit percentage in 2016 was primarily due to decreased product margins and increased freight costs in the U.S. associated with the increases in units shipped, partially offset by a favorable inventory obsolescence provision in the U.S. The slight decrease in gross profit percentage in 2015 was primarily due to increased inventory obsolescence and freight costs in the U.S partially offset by increased product margins in the U.S. and internationally.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $1 million or 0.2% and decreased $11 million or 1.8% for the years ended December 31, 2016 and 2015, respectively.

The slight decrease in 2016 was primarily due to lower telecommunication expense, partially offset by increased commissions expense.  The decrease in telecommunication expense was primarily due to lower phone and network rates in the U.S. The increase in commissions expense was primarily due to increases internationally offset by a decrease in sales in the U.S.

The decrease in 2015 was primarily due to favorable foreign currency exchange rates of $29 million, partially offset by a $9 million increase in commissions expenses and an $8 million increase in credit card fees. The increase in commission expense was primarily due to increased sales in the U.S. The increase in credit card fees was primarily due to increased sales combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants, primarily in the U.S.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $32 million, $31 million and $44 million of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation decreased in 2015 due to the acceleration of vesting of certain awards in 2014.

QVC's SG&A expenses (excluding stock compensation) include personnel, information technology, provision for doubtful accounts, credit card income, production costs and marketing and advertising expense. Such expenses decreased $18 million, and decreased to 8% of net revenue for the year ended December 31, 2016 as compared to the prior year and decreased $12 million, and remained consistent at 8.2% of net revenue for the year ended December 31, 2015 as compared to the prior year, as a result of a variety of factors.

The decrease in 2016 was primarily related to reduced personnel costs of $63 million and an increase of credit card income of $8 million which was partially offset by increases in bad debt expense of $25 million, software expense of $13 million, franchise tax expense of $10 million and external services of $8 million. The decrease in personnel costs was primarily due to a decrease in bonuses and benefits in the U.S., and severance. The increase in credit card income was due to the favorable economics and usage of the QVC-branded credit card (“Q card”) portfolio in the U.S. The increase in bad debt expense was primarily related to an increase in U.S. Easy-Pay sales penetration and default rates. The increase in software expense was mainly due to an increase in software licensing and software maintenance. The increase in franchise tax expense was mainly due to a favorable franchise tax reserve adjustment related to an audit settlement in 2015 which was not experienced in the year ended December 31, 2016. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center located in Krakow, Poland.

The decrease in 2015 was primarily related to a $48 million favorable impact of exchange rates, a $12 million increase in credit card income, and a $10 million decrease in bad debt expense, partially offset by a $53 million increase in personnel expense. The increase in credit card income was due to the favorable economics of the Q card portfolio in the U.S. The decrease in bad debt expense was mainly due to a lower electronics Easy-Pay mix, higher usage of the Q Card in the U.S. and lower write-offs in Germany. The increase in personnel expenses was primarily due to severance costs related to the establishment of the global business service center and One Q reorganization plan, and also due to merit, bonus and benefits increases in the U.S. and internationally, including the start-up in France.

Depreciation and amortization consisted of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Affiliate agreements	$146	146	150
Customer relationships	169	170	173
Acquisition related amortization	315	316	323
Property and equipment	142	134	135
Software amortization	100	93	93
Channel placement amortization and related expenses	48	45	36
Total depreciation and amortization	$605	588	587

For the year ended December 31, 2016, depreciation and amortization increased primarily due to additions at QVC’s California distribution center and new website functionality.

zulily.

Liberty acquired zulily on October 1, 2015.  Prior to the acquisition, zulily utilized a retail calendar, whereby each fiscal year ended on the Sunday closest to December 31.  Upon acquisition by Liberty, zulily changed its year end to December 31 on a prospective basis, resulting in four additional days in the year ended December 31, 2015 as compared to the year ended December 28, 2014. The change in fiscal year end also resulted in two fewer days in the year ended December 31, 2016 compared to the year ended December 31, 2015. Although zulily’s results are only included in Liberty’s results for the period October 1, 2015 through December 31, 2015, we believe a discussion of zulily’s stand alone results, including certain one-time purchase accounting related adjustments detailed below, promotes a better understanding of the overall results of its business. zulily has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for all reporting periods. zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 28,
	2016	2015	2014
	amounts in millions
Net revenue	$1,547	1,361	1,201
Cost of sales	(1,108)	(978)	(894)
Gross profit	439	383	307
Operating expenses	(47)	(43)	(40)
SG&A expenses (excluding stock-based compensation and acquisition related expenses)	(280)	(269)	(223)
Adjusted OIBDA	112	71	44
Acquisition related expenses	—	(30)	—
Stock-based compensation	(19)	(19)	(15)
Depreciation and amortization	(245)	(83)	(13)
Deferred revenue adjustment	—	(17)	—
Operating income (loss)	$(152)	(78)	16

Net revenue consists primarily of sales of women's, children's and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. zulily recognizes product sales at the time all revenue recognition criteria has been met, which is generally at delivery. Net revenue represents the sales of these items plus shipping and handling charges to customers, net of estimated refunds, store credits, and promotional discounts. Net revenue is primarily driven by growth in zulily’s active customers, the frequency with which customers purchase and average order value.

zulily's consolidated net revenue increased 13.7% and 13.3% for the years ended December 31, 2016 and December 31, 2015, respectively, as compared to the corresponding prior years. The increase in net revenue for the year ended December 31, 2016 was primarily attributed to an increase in total orders placed of 14.5%, driven by a 14.1% increase in the number of orders placed per active customer.  An active customer is defined as an individual who had purchased at least once in the last twelve months, measured from the last day of the period. The increase in net revenue for the year ended December 31, 2015 was primarily attributed to an 11.6% increase in total orders placed driven by a 9.9% increase in the number of orders placed per active customer.

zulily's gross profit percentage was 28.4%, 28.1% and 25.6% for the years ended December 31, 2016, 2015 and December 28, 2014, respectively. The increase for the year ended December 31, 2016 was primarily attributed to improved operational efficiency, partially offset by higher shipping and handling costs. The increase in gross profit for the year ended December 31, 2015 was primarily attributed to improved operational performance driven by investments in transportation and fulfillment center automation.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses increased $4 million, or 9.3%, and $3 million, or 7.5%, for the years ended December 31, 2016 and 2015, respectively. The increase in operating expenses was primarily attributed to an increase in credit card processing fees which are driven by higher sales volume.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. These expenses increased $11 million, and as a percentage of net revenue, decreased from 19.8% to 18.1% for the year ended December 31, 2016. The SG&A expense increase was primarily due to an increase in overall marketing spend. The decrease in expense as a percentage of net revenue was driven by top line revenue growth over a partially fixed cost base.

zulily’s SG&A expenses increased $46 million, and as a percentage of revenue increased from 18.6% to 19.8% for the year ended December 31, 2015. The increase in SG&A expenses as compared to the year ended December 28, 2014 was attributable to higher personnel related costs, increased rent and facilities expenses as a result of an increase in square footage occupied in order to support its business growth, and higher marketing-related expenses attributable to increased subscriber acquisition costs as zulily realigned its marketing strategy to focus on higher lifetime value customers.

zulily’s stock-based compensation expense remained flat for the year ended December 31, 2016 as compared to the year ended December 31, 2015. zulily’s stock-based compensation expense increased $4 million, or 26.7%, for the year ended December 31, 2015.  The increase in stock-based compensation expense was the result of incremental increases in headcount during the year ended December 31, 2015 as compared to the year ended December 28, 2014.

zulily’s depreciation and amortization expense increased $162 million and $70 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years.  The increase is primarily attributed to amortization of intangible assets as a result of purchase accounting. To a lesser extent, the increase in depreciation and amortization was related to additional automation equipment and leasehold improvements in its fulfillment centers.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,596	2.2%	$3,724	4.6%
zulily	$300	2.2%	$—	—%
Corporate and other	$—	—%	$792	8.3%
Ventures Group
Corporate and other	$—	—%	$1,959	3.0%

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

At December 31, 2016, the fair value of our AFS securities was $1,846 million. Had the market price of such securities been 10% lower at December 31, 2016, the aggregate value of such securities would have been $185 million lower.  Our investments in HSN, FTD and LendingTree are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheets. The aggregate fair value of such securities was $1,211 million at December 31, 2016 and had the market price of such securities been 10% lower at December 31, 2016, the aggregate value of such securities would have been $121 million lower. These securities are also subject to market risk that is not directly reflected in our statements of operations.  At December 31, 2016, the fair value of our investment in Liberty Broadband was $3,161 million.  Had the market price of such security been 10% lower at December 31, 2016, the fair value of such security would have been $316 million lower. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statements of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2016 would have been impacted by approximately $4 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty are filed under this Item, beginning on page II-30.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-28 for Management's Report on Internal Control Over Financial Reporting.

See page II-29 for KPMG LLP’s attestation report regarding the effectiveness of our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Remediation Plan For Material Weakness in Internal Control Over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2015 and remediation plans for that material weakness.

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2015 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts implemented include the following:

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

For the quarter ended December 31, 2016 the Company completed the testing and evaluation of the operating effectiveness of the controls, and based on the results of the testing, the controls were determined to be designed and operating effectively as of December 31, 2016. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2016, the Company continued to review the design of QVC’s controls, made adjustments and continued to alleviate the noted control deficiencies.  Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2016, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-29 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

We have audited Liberty Interactive Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Interactive Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Interactive Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity, for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Interactive Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 28, 2017

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets	amounts in millions
Current assets:
Cash and cash equivalents	$825	2,449
Trade and other receivables, net	1,308	1,443
Inventory, net	968	1,000
Short-term marketable securities	—	910
Other current assets	68	73
Total current assets	3,169	5,875
Investments in available-for-sale securities and other cost investments (note 8)	1,922	1,353
Investments in affiliates, accounted for using the equity method (note 9)	581	714
Investment in Liberty Broadband measured at fair value (note 9)	3,161	—

Property and equipment, at cost	2,163	2,124
Accumulated depreciation	(1,032)	(984)
	1,131	1,140
Intangible assets not subject to amortization (note 10):
Goodwill	6,052	6,112
Trademarks	3,302	3,373
	9,354	9,485
Intangible assets subject to amortization, net (note 10)	1,005	1,647
Other assets, at cost, net of accumulated amortization	32	39
Noncurrent assets of discontinued operations (note 6)	—	927
Total assets	$20,355	21,180

(continued)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2016 and 2015

	2016	2015
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$790	762
Accrued liabilities	706	784
Current portion of debt, including $862 million and $1,193 million measured at fair value (note 11)	876	1,226
Other current liabilities	162	328
Total current liabilities	2,534	3,100
Long-term debt, including $805 million and $1,287 million measured at fair value (note 11)	7,166	7,481
Deferred income tax liabilities (note 12)	3,636	3,217
Other liabilities	158	222
Noncurrent liabilities of discontinued operations (note 6)	—	285
Total liabilities	13,494	14,305
Equity
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 429,005,932 shares at December 31, 2016 and 461,379,963 shares at December 31, 2015	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,358,638 shares at December 31, 2016 and 29,218,527 shares at December 31, 2015	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares at December 31, 2016 and December 31, 2015; issued and outstanding 81,150,711 shares at December 31, 2016 and 134,961,466 shares at December 31, 2015	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares at December 31, 2016 and December 31, 2015; issued and outstanding 4,271,958 shares at December 31, 2016 and 7,092,111 shares at December 31, 2015	—	—
Additional paid-in capital	—	370
Accumulated other comprehensive earnings (loss), net of taxes	(266)	(215)
Retained earnings	7,032	6,626
Total stockholders' equity	6,772	6,787
Noncontrolling interests in equity of subsidiaries	89	88
Total equity	6,861	6,875
Commitments and contingencies (note 18)
Total liabilities and equity	$20,355	21,180

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions,
	except per share amounts
Total revenue, net	$10,647	9,989	10,499
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	6,908	6,393	6,684
Operating expense	707	699	756
Selling, general and administrative, including stock-based compensation (note 3)	1,190	1,078	1,202
Depreciation and amortization	874	703	669
	9,679	8,873	9,311
Operating income	968	1,116	1,188
Other income (expense):
Interest expense	(363)	(360)	(387)
Share of earnings (losses) of affiliates, net (note 9)	(68)	(178)	(19)
Realized and unrealized gains (losses) on financial instruments, net (note 7)	1,175	114	(57)
Gains (losses) on transactions, net	9	110	74
Other, net	131	14	(24)
	884	(300)	(413)
Earnings (loss) from continuing operations before income taxes	1,852	816	775
Income tax (expense) benefit (note 12)	(598)	(185)	(237)
Earnings (loss) from continuing operations	1,254	631	538
Earnings (loss) from discontinued operations, net of taxes (note 6)	20	280	88
Net earnings (loss)	1,274	911	626
Less net earnings (loss) attributable to the noncontrolling interests	39	42	89
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$1,235	869	537
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	473	640	520
Liberty Ventures common stock	762	229	17
	$1,235	869	537

Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$0.99	1.35	1.10
Series A and Series B Liberty Ventures common stock	$5.54	(0.36)	(0.43)
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$0.98	1.33	1.09
Series A and Series B Liberty Ventures common stock	$5.49	(0.36)	(0.43)
Basic net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$0.99	1.35	1.07
Series A and Series B Liberty Ventures common stock	$5.69	1.61	0.19
Diluted net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$0.98	1.33	1.06
Series A and Series B Liberty Ventures common stock	$5.64	1.60	0.19

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Net earnings (loss)	$1,274	911	626
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(84)	(101)	(192)
Share of other comprehensive earnings (loss) of equity affiliates	(5)	(4)	—
Other comprehensive earnings (loss) from discontinued operations	(2)	(17)	(19)
Other	6	—	—
Other comprehensive earnings (loss)	(85)	(122)	(211)
Comprehensive earnings (loss)	1,189	789	415
Less comprehensive earnings (loss) attributable to the noncontrolling interests	40	41	77
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$1,149	748	338
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$388	540	336
Liberty Ventures common stock	761	208	2
	$1,149	748	338

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
	(See note 4)
Cash flows from operating activities:
Net earnings (loss)	$1,274	911	626
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(20)	(280)	(88)
Depreciation and amortization	874	703	669
Stock-based compensation	97	127	108
Cash payments for stock-based compensation	(92)	(16)	(15)
Noncash interest expense	12	5	6
Share of (earnings) losses of affiliates, net	68	178	19
Cash receipts from returns on equity investments	31	32	30
Realized and unrealized (gains) losses on financial instruments, net	(1,175)	(114)	57
(Gains) losses on transactions, net	(9)	(110)	(74)
(Gains) losses on extinguishment of debt	6	21	48
Deferred income tax expense (benefit)	473	(103)	(60)
Other noncash charges (credits), net	(115)	(11)	1
Changes in operating assets and liabilities
Current and other assets	136	(237)	(84)
Payables and other liabilities	(117)	(44)	405
Net cash provided (used) by operating activities	1,443	1,062	1,648
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	—	(844)	—
Cash proceeds from dispositions of investments	353	271	163
Investment in and loans to cost and equity investees	(86)	(120)	(71)
Cash receipts from returns of equity investments	—	250	—
Capital expended for property and equipment	(233)	(258)	(241)
Purchases of short term investments and other marketable securities	(264)	(1,370)	(864)
Sales of short term investments and other marketable securities	1,174	1,359	591
Investment in Liberty Broadband	(2,400)	—	—
Other investing activities, net	(36)	(76)	(16)
Net cash provided (used) by investing activities	(1,492)	(788)	(438)
Cash flows from financing activities:
Borrowings of debt	3,427	4,558	4,506
Repayments of debt	(4,498)	(3,811)	(3,749)
Repurchases of QVC Group common stock	(799)	(785)	(785)
Withholding taxes on net share settlements of stock-based compensation	(16)	(30)	(26)
Purchase of noncontrolling interest	—	(33)	—
Distribution from Liberty Expedia Holdings	299	—	—
Other financing activities, net	15	(21)	(33)
Net cash provided (used) by financing activities	(1,572)	(122)	(87)
Effect of foreign currency exchange rates on cash	(20)	(3)	(46)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	17	17	286
Cash provided (used) by investing activities	—	(23)	(214)
Cash provided (used) by financing activities	—	—	371
Change in available cash held by discontinued operations	—	—	(116)
Net cash provided (used) by discontinued operations	17	(6)	327
Net increase (decrease) in cash and cash equivalents	(1,624)	143	1,404
Cash and cash equivalents at beginning of period	2,449	2,306	902
Cash and cash equivalents at end of period	$825	2,449	2,306

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2016, 2015 and 2014

	Stockholders' Equity
							Accumulated
		QVC		Liberty			other		Noncontrolling
		Group		Ventures		Additional	comprehensive		interest in
	Preferred					paid-in	earnings (loss),	Retained	equity of	Total
	Stock	Series A	Series B	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2014	$—	5	—	1	—	1,146	99	5,685	4,499	11,435
Net earnings	—	—	—	—	—	—	—	537	89	626
Other comprehensive earnings (loss)	—	—	—	—	—	—	(199)	—	(12)	(211)
Stock-based compensation	—	—	—	—	—	103	—	—	39	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(58)	—	—	—	(58)
Excess tax benefits on stock-based compensation	—	—	—	—	—	35	—	—	—	35
Stock issued upon exercise of stock options	—	—	—	—	—	36	—	—	—	36
Series A QVC Group stock repurchases	—	—	—	—	—	(785)	—	—	—	(785)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(42)	(42)
Shares issued by subsidiary	—	—	—	—	—	(8)	—	—	8	—
Distribution of Liberty TripAdvisor Holdings, Inc.	—	—	—	—	—	(465)	6	(465)	(4,474)	(5,398)
Balance at December 31, 2014	$—	5	—	1	—	4	(94)	5,757	107	5,780
Net earnings	—	—	—	—	—	—	—	869	42	911
Other comprehensive earnings (loss)	—	—	—	—	—	—	(121)	—	(1)	(122)
Stock-based compensation	—	—	—	—	—	70	—	—	—	70
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(30)	—	—	—	(30)
Excess tax benefits on stock-based compensation	—	—	—	—	—	16	—	—	—	16
Stock issued upon exercise of stock options	—	—	—	—	—	40	—	—	—	40
Series A QVC Group stock repurchases	—	—	—	—	—	(785)	—	—	—	(785)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(58)	(58)
Acquisition of zulily	—	—	—	—	—	1,087	—	—	—	1,087
Acquisition of noncontrolling interest	—	—	—	—	—	(31)	—	—	(2)	(33)
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at December 31, 2015	$—	5	—	1	—	370	(215)	6,626	88	6,875
Net earnings	—	—	—	—	—	—	—	1,235	39	1,274
Other comprehensive earnings (loss)	—	—	—	—	—	—	(86)	—	1	(85)
Cumulative effect of accounting change	—	—	—	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	—	89	—	—	—	89
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(16)	—	—	—	(16)
Stock issued upon exercise of stock options	—	—	—	—	—	24	—	—	—	24
Series A QVC Group stock repurchases	—	—	—	—	—	(799)	—	—	—	(799)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(39)	(39)
Distribution of Liberty Expedia Holdings	—	—	—	—	—	—	35	(493)	—	(458)
Reclassification	—	—	—	—	—	341	—	(341)	—	—
Other	—	—	—	—	—	(9)	—	—	—	(9)
Balance at December 31, 2016	$—	5	—	1	—	—	(266)	7,032	89	6,861

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Liberty Interactive Corporation (formerly known as Liberty Media Corporation) and its controlled subsidiaries (collectively, "Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries in North America, Europe and Asia.

As further discussed in note 6, on August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”). The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of TripAdvisor Holdings at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated statements of operations, comprehensive earnings (loss) and cash flows in such consolidated financial statements.

Additionally, on October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the Interactive Group (which we refer to as the QVC Group) to the Ventures Group of its Digital Commerce businesses (defined below) and cash. The reattributed Digital Commerce businesses are comprised of Liberty’s subsidiaries Backcountry.com, Inc. (“Backcountry”), Bodybuilding.com, LLC (“Bodybuilding”), CommerceHub (as defined below), Evite, Inc. (“Evite”), and Provide Commerce, Inc. (“Provide”) (collectively, the “Digital Commerce” businesses). See note 2 for additional information on the reattribution.

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

On July 22, 2016, Liberty completed its previously announced spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub, Inc. (“CommerceHub”).  The CommerceHub Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. In September 2016, the IRS completed its review of the CommerceHub Spin-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion. CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

On November 4, 2016, Liberty completed its previously announced split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). Expedia Holdings is comprised of, among other things, Liberty’s former interest in Expedia, Inc. (“Expedia”) and Liberty’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion.

Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016.

Pursuant to a reimbursement agreement entered into in connection with the Expedia Holdings Split-Off, Liberty reimbursed Expedia, a related party prior to the Expedia Holdings Split-Off, $3.7 million during October 2016, thereby settling the reimbursement agreement.

Liberty and Liberty Media Corporation (“LMC”) (for accounting purposes a related party of Liberty) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.  Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position.  Pursuant to the Services Agreement, LMC will provide Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $10 million, $13 million and $11 million of these allocated expenses were reimbursed from Liberty to LMC for the years ended December 31, 2016, 2015 and 2014, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

As discussed in note 1, on October 3, 2014, Liberty announced that its board of directors approved the change in attribution from the QVC Group to the Ventures Group its Digital Commerce businesses and cash, which was provided by QVC as a result of a draw-down of QVC’s credit facility. The reattribution of the Digital Commerce businesses is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements and attributed financial information, with October 1, 2014 used as a proxy for the date of the reattribution.

In exchange for the Digital Commerce businesses and $970 million of cash (collectively, the "Reattributed Assets"), an inter-group interest in the Ventures Group was created in favor of the QVC Group. This inter-group interest was represented as a number of shares of Liberty Ventures common stock issuable to the QVC Group, which we refer to as the "Inter-Group Interest Shares" (as calculated below). Immediately following the reattribution on October 3, 2014, Liberty's board declared a dividend of the Inter-Group Interest Shares to the holders of Series A and Series B QVC Group common stock in full elimination of the inter-group interest. In connection with the payment of the dividend, typical antidilution adjustments were made to outstanding options of QVC Group common stock equity incentive awards, and the Liberty board has reattributed cash commensurate with the fair value of options assumed (outside of the Reattributed Assets) to the Ventures Group relating to its assumption of liabilities related to those awards.

In the dividend, the Inter-Group Interest Shares were allocated, pro-rata, to the outstanding shares of Series A and Series B QVC Group common stock at 5:00 p.m., New York City time, on October 13, 2014, the record date for the dividend, such that each holder of QVC Group common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of QVC Group common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the QVC Group common stock began trading ex-dividend on October 15, 2014.  The distribution resulted in 67,671,232 shares of combined Series A and Series B Liberty Ventures common stock being issued. The Inter-Group Interest Shares were allocated such that the number of shares of Series A Liberty Ventures common stock and shares of Series B Liberty Ventures common stock issued in the dividend were in the same proportion as the shares of Series A QVC Group common stock and Series B QVC Group common stock outstanding on the record date, with each share of Series A QVC Group common stock and each share of Series B QVC Group common stock receiving the same fraction of a share of Series A or Series B Liberty Ventures common stock, as the case may be.

In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" tracking stock trading symbol was changed to "QVCB," effective October 7, 2014. Other than

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty.

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

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  Following the reattribution, the Ventures Group is comprised primarily of our interests in FTD, LendingTree, and Liberty Broadband, our Digital Commerce businesses,  investments in Charter, Interval Leisure Group, Inc. (“Interval”) and Time Warner Inc. (“Time Warner”), as well as cash in the amount of approximately $487 million (at December 31, 2016), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses. Following the reattribution, the QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015) and our 38% interest in HSN, Inc. (“HSN” or “HSNi”) as well as cash in the amount of approximately $338 million (at December 31, 2016), including subsidiary cash.

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband (for accounting purposes a related party of the Company) in connection with the merger of Charter and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed (May 2015). Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group. See note 9 for additional information related to this investment.

Liberty, as part of the merger described above, exchanged, in a tax-free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Liberty in the exchange.

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty's tracking stock groups.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2016	$87	109	(1)	(96)	99
2015	$92	84	(1)	(88)	87
2014	$86	95	(2)	(87)	92

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $76 million and $87 million for the years ended December 31, 2016 and 2015, respectively.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices.  United States (“U.S.”) generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statements of operations (the "fair value option").  Liberty had previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company).  Changes in the fair value of these economic hedges were reflected in Liberty's statements of operations as unrealized gains (losses).  In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities").  Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

gains (losses) on financial instruments in the accompanying consolidated statements of operations.  The total value of AFS securities for which the Company has elected the fair value option aggregated $1,846 million and $1,294 million as of December 31, 2016 and 2015, respectively.

Other investments in which the Company's ownership interest is less than 20%, unless the Company has the ability to exercise significant influence, and that are not considered marketable securities are carried at cost.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used, except in situations where the fair value option has been selected.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received.  Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee.  In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag.

Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statements of operations through the Other, net line item.  To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

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

December 31, 2016, 2015 and 2014

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

The Company generally enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings.

During the years ended December 31, 2016 and 2015, QVC entered into hedges of a net investment in a foreign subsidiary.  The purpose of the hedges was to protect QVC's investment in the foreign subsidiary against the variability of the U.S. Dollar and Euro exchange rate. On December 19, 2016, this hedge instrument matured, resulting in a gain that was recognized in QVC’s other comprehensive income.

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt.

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2016	2015
	amounts in millions
Land	$81	85
Buildings and improvements	1,016	995
Support equipment	1,034	973
Projects in progress	32	71
Total property and equipment	$2,163	2,124

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $171 million, $153 million and $158 million, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the two-step impairment test. In the Step 1 Test, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the identifiable assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a Step 2 Test to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

such carrying amounts may not be recoverable.  If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of asset groups.  Accordingly, actual results could vary significantly from such estimates.  Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar.  The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary.  Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise.  Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. These realized and unrealized gains and losses are reported in the Other, net line item in the consolidated statements of operations.

Revenue Recognition

Retail revenue is recognized at the time of delivery to customers.  The revenue for shipments in-transit is recorded as deferred revenue and included in other current liabilities.  Additionally, service revenue, which is less than one percent of overall revenue, is recognized when the applicable criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  The total reduction in sales due to returns for the years ended December 31, 2016, 2015 and 2014 aggregated $1,865 million, $2,037 million and $2,123 million, respectively.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year
	in millions
2016	$106	1,051	(1,060)	98
2015	$109	1,213	(1,216)	106
2014	$106	1,253	(1,250)	109

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. We have identified the Company’s various revenue streams and are working with our subsidiaries to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Cost of Sales

Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $231 million, $154 million and $271 million for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs are reflected in the selling, general and administrative, including stock-based compensation line item in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 15, the Company has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights relating to shares of QVC Group and/or Liberty Ventures common stock ("Liberty common stock") (collectively, "Awards").  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Stock compensation expense was $97 million, $127 million and $108 million for the years ended December 31, 2016, 2015 and 2014, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For tax benefits that were not

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in $33 million and $21 million of excess tax benefits for the years ended December 31, 2015 and 2014, respectively, reclassified from cash flows from financing activities to cash flows from operating activities.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Earnings (Loss) Attributable to Liberty Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Liberty stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2016		2015	2014
QVC Group
Net earnings (loss) from continuing operations		$473	640	535
Net earnings (loss) from discontinued operations	$	NA	NA	(15)
Liberty Ventures
Net earnings (loss) from continuing operations		$742	(51)	(37)
Net earnings (loss) from discontinued operations		$20	280	54

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

Series A and Series B QVC Group Common Stock

EPS for all periods through December 31, 2016, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2016, 2015 and 2014 are approximately 3 million, 6 million and 1 million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2016	2015	2014
	number of shares in millions
Basic WASO	476	475	484
Potentially dilutive shares	5	6	8
Diluted WASO	481	481	492

Series A and Series B Liberty Ventures Common Stock

As discussed in note 2, on October 3, 2014, Liberty attributed from the QVC Group to the Ventures Group its Digital Commerce businesses. In exchange for the Reattributed Assets, Inter-Group Interest Shares in the Ventures Group were created in favor of the QVC Group. Immediately following the reattribution on October 3, 2014, Liberty's board declared a dividend of the Inter-Group Interest Shares to the holders of Series A and Series B QVC Group common stock in full elimination of the inter-group interest. The Inter-Group Interest Shares were allocated, pro-rata, to the outstanding shares of Series A and Series B QVC Group common stock at 5:00 p.m., New York City time, on October 13, 2014, the record date for the dividend, such that each holder of QVC Group common stock received 0.14217 of a share of the corresponding series of Liberty Ventures common stock for each share of QVC Group common stock held as of the record date, with cash paid in lieu of fractional shares. The distribution date for the dividend was on October 20, 2014, and the Liberty Interactive common stock began trading ex-dividend on October 15, 2014. The reattribution of the Digital Commerce companies is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements, with October 1, 2014 used as a proxy for the date of the reattribution. Additionally, the Expedia Holdings Split-Off on November 4, 2016 reduced the number of outstanding shares of Liberty Ventures common stock as of that date. See note 13 for more discussion regarding the Expedia Holdings Split-Off.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

EPS for all periods through December 31, 2016, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the year ended December 31, 2016 are less than a million potential common shares because their inclusion would be antidilutive.

	Years ended December 31,
	2016	2015	2014
	number of shares in millions
Basic WASO	134	142	87
Potentially dilutive shares	1	1	1
Diluted WASO	135	143	88

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

As a result of repurchases of Series A QVC Group common stock, the Company’s additional paid-in capital balance was in a deficit position as of December 31, 2016. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($341 million) at December 31, 2016 to retained earnings.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required.  The Company adopted this guidance during the year ended December 31, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	154	—
Intangible assets not subject to amortization	7	1,791	—
Intangible assets subject to amortization	(40)	837	—
Net liabilities assumed	—	(214)	—
Deferred tax assets (liabilities)	33	(637)	—
Fair value of equity consideration	—	(1,087)	—
Cash paid for acquisitions, net of cash acquired	$—	844	—

Cash paid for interest	$354	374	362

Cash paid for income taxes	$204	318	44

(5)  Acquisitions

On October 1, 2015, Liberty acquired zulily for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of QVCA for each zulily share, with cash paid in lieu of any fractional shares.  The fair value of the issued shares was determined based on the trading price of QVCA shares on the last trading day prior to the acquisition. Funding for the $1.2 billion cash portion of the consideration came from cash on hand at zulily and a distribution from QVC funded by a drawdown under its revolving credit facility (see note 11). zulily is attributed to the QVC Group.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The final purchase price allocation for zulily is as follows (amounts in millions):

Cash and cash equivalents	$341
Property and equipment	105
Other assets	46
Goodwill	917
Trademarks	870
Intangible assets subject to amortization	790
Accounts payable & Accrued liabilities	(145)
Other liabilities assumed	(65)
Deferred tax liabilities	(607)
$2,252

Intangible assets acquired during 2015 were comprised of customer relationships of $490 million with a weighted average life of approximately 4 years, email lists of $250 million with a weighted average life of approximately 2 years, and capitalized software of $50 million with a weighted average life of approximately 3 years. None of the acquired goodwill is deductible for tax purposes. Subsequent to December 31, 2015, the preliminary purchase price allocation was adjusted, resulting in decreases of $50 million to trademarks, $40 million to intangible assets subject to amortization and $33 million to deferred tax liabilities and a corresponding increase of $57 million to goodwill. If these adjustments had been recorded as of the acquisition date, amortization expense would have been approximately $3 million lower for the period ended December 31, 2015. There have been no other significant changes to our purchase price allocation since December 31, 2015.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(6)  Disposals

Disposals - Presented as Discontinued Operations

On August 27, 2014, Liberty completed the TripAdvisor Holdings Spin-Off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, TripAdvisor Holdings. At the time of the TripAdvisor Holdings Spin-Off, TripAdvisor Holdings was comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc., as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. In connection with the TripAdvisor Holdings Spin-Off during August 2014, TripAdvisor Holdings drew down $400 million in margin loans and distributed approximately $350 million to Liberty. Concurrently with the margin loans, Liberty and TripAdvisor Holdings entered into a promissory note that expires in August 2017 pursuant to which TripAdvisor Holdings may request, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off has been recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. Accordingly, revenue, costs and expenses, and cash flows of the businesses at the time of the TripAdvisor Holdings Spin-Off have been excluded from the respective captions in the accompanying consolidated statements of operations, comprehensive earnings (loss) and cash flows in such consolidated financial statements.

In connection with the TripAdvisor Holdings Spin-off, Liberty and TripAdvisor Holdings entered into a tax sharing agreement (the “TripAdvisor Holdings Tax Sharing Agreement”). The TripAdvisor Holdings Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and TripAdvisor Holdings and other agreements related to tax matters. Among other things, pursuant to the TripAdvisor Holdings Tax Sharing Agreement, TripAdvisor Holdings has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the TripAdvisor Holdings Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by TripAdvisor Holdings (applicable to actions or failures to act by TripAdvisor Holdings and its subsidiaries following the completion of the TripAdvisor Holdings Spin-Off).

Certain combined financial information for TripAdvisor Holdings, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

Year ended December 31,
2014
Revenue	$883
Earnings (loss) before income taxes	$68
Income tax (expense) benefit	$(20)
Earnings (loss) attributable to Liberty shareholders	$(1)

On November 4, 2016, Liberty completed the Expedia Holdings Split-Off. Expedia Holdings is comprised of, among other things, Liberty’s former interest in Expedia, Inc. and Liberty’s former wholly-owned subsidiary Bodybuilding. Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. See “Disposals – Not Presented as Discontinued Operations” below for additional information regarding Bodybuilding.

Prior to the Expedia Holdings Split-Off, Liberty accounted for the investment in Expedia as an equity method affiliate and recorded our share of Expedia’s earnings (losses) in our consolidated statements of operations. Accordingly, Expedia’s assets, liabilities and results of operations were not included in Liberty’s consolidated financial statements. Certain financial information for Expedia for the periods prior to the Expedia Holdings Split-Off is as follows:

December 31,
2015
amounts in millions
Current assets	$2,976
Total assets	$15,486
Current liabilities	$5,926
Total liabilities	$10,556
Equity	$4,930

	Years Ending December 31,
	2015	2014
	amounts in millions
Operating income	$414	518
Gain on sale of business	$509	—
Income tax (expense) benefit	$(203)	(92)
Net earnings (loss) attributable to Expedia shareholders	$764	398

Certain financial information for Liberty’s investment in Expedia, which is included in the discontinued operations line items of the consolidated Liberty balance sheets as of December 31, 2015, is as follows (amounts in millions):

December 31, 2015
Investments in affiliates, accounted for using the equity method	$927
Deferred income tax liabilities	$285

Certain financial information for Liberty’s investment in Expedia, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

	Years ended December 31,
	2016	2015	2014
Earnings (loss) before income taxes	$24	437	61
Income tax (expense) benefit	$(4)	(157)	(21)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
		2016	2015	2014
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$	NA	NA	(0.03)
Series A and Series B Liberty Ventures common stock		$0.15	1.97	0.62
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$	NA	NA	(0.03)
Series A and Series B Liberty Ventures common stock		$0.15	1.96	0.61

The assets and liabilities included in the TripAdvisor Holdings Spin-Off, and their resulting impacts on the attributed consolidated statements of operations, were included in discontinued operations based on which group owned the assets at the time of the TripAdvisor Holdings Spin-Off.

Disposals – Not Presented as Discontinued Operations

Provide was included in the Corporate and other segment prior to the sale of Provide to FTD on December 31, 2014 in exchange for cash and shares of FTD common stock representing approximately 35% of the combined company (see note 9 for additional information related to this transaction). Subsequent to this transaction, the Company’s interest in FTD, accounted for under the equity method, is included in Corporate and other. Given Liberty’s significant continuing involvement with FTD, Provide is not presented as a discontinued operation in the Company’s consolidated financial statements.  Included in revenue in the accompanying consolidated statements of operations is $666 million for the year ended December 31, 2014, related to Provide. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $10 million for the year ended December 31, 2014, related to Provide.

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million. The sale resulted in a $105 million gain, which is included in “Gains (losses) on transactions, net” in the accompanying consolidated statements of operations. Backcountry is not presented as a discontinued operation as the sale did not represent a strategic shift that has a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying consolidated statements of operations is $227 million and $471 million for the years ended December 31, 2015 and 2014, respectively, related to Backcountry. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $3 million and earnings of $1 million for the years ended December 31, 2015 and 2014, respectively, related to Backcountry.

On July 22, 2016, Liberty completed the CommerceHub Spin-Off.  CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying consolidated statements of operations is $51 million, $89 million and $66 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to CommerceHub.  Included in net earnings (loss) in the accompanying consolidated statements of operations are earnings of $5 million, losses of $10 million and earnings of $6 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to CommerceHub.  Included in total assets in the accompanying consolidated balance sheets as of December 31, 2015 is $115 million related to CommerceHub.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As discussed above, on November 4, 2016, Liberty completed the Expedia Holdings Split-Off. Although Liberty’s interest in Expedia has been presented as a discontinued operation, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016. Included in revenue in the accompanying consolidated statements of operations is $355 million, $464 million and $455 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to Bodybuilding. Included in net earnings (loss) in the accompanying consolidated statements of operations are earnings of $6 million, $3 million and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to Bodybuilding. Included in total assets in the accompanying consolidated balance sheets as of December 31, 2015 is $198 million related to Bodybuilding.

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

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2016			December 31, 2015
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$625	625	—	2,225	2,225	—
Short term marketable securities	$—	—	—	910	331	579
Available-for-sale securities	$1,846	1,846	—	1,294	1,287	7
Investment in Liberty Broadband	$3,161	3,161	—	NA	NA	NA
Debt	$1,667	—	1,667	2,480	—	2,480

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Fair Value Option Securities - AFS	$723	84	173
Fair Value Option Securities - Liberty Broadband	761	NA	NA
Exchangeable senior debentures	(308)	30	(230)
Other financial instruments	(1)	—	—
	$1,175	114	(57)

(8)  Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity and debt securities held by the Company are classified as AFS and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statements of operations (the "fair value option"). Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, the majority of which are considered Fair Value Option Securities and other cost investments, are summarized as follows:

	December 31,	December 31,
	2016	2015
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Charter (1)	1,543	NA
Interval (2)	302	NA
Time Warner (3)	1	284
TWC (1)	NA	994
Other investments	72	71
Total attributed Ventures Group	1,918	1,349
Consolidated Liberty	$1,922	1,353

(1)

As discussed in note 2, in connection with the merger of Legacy Charter and TWC, Liberty exchanged, in a tax-free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Liberty after the exchange.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(2)

On May 12, 2016, Interval completed an acquisition which was accomplished, in part, through the issuance of additional Interval shares. As a result of the share issuance, Liberty’s ownership interest in Interval was reduced from 28.7% to 12.8%. Prior to the transaction, Interval was accounted for as an equity method investment. As a result of the transaction, Liberty does not have ability to exercise significant influence. Accordingly, Interval is classified as available-for-sale and is carried at fair value. The Company recognized a dilution gain of $65 million related to Interval that is reflected in the Other, net line item in the consolidated statements of operations for the year ended December 31, 2016.

(3)	During the year ended December 31, 2016, Liberty sold approximately 4 million shares of Time Warner common stock for proceeds of $343 million.

(9)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2016 and the carrying amount at December 31, 2015:

	December 31, 2016			December 31, 2015
	Percentage	Market	Carrying	Carrying
	ownership	value	amount	amount
		dollars in millions
QVC Group
HSN (1)	38%	$687	$184	165
Other	various	NA	40	43
Total QVC Group			224	208
Ventures Group
FTD	37%	$243	216	267
Other (2)	various	NA	141	239
Total Ventures Group			357	506
Consolidated Liberty			$581	714

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
QVC Group
HSN	$48	64	60
Other	(6)	(9)	(9)
Total QVC Group	42	55	51
Ventures Group
FTD (3)	(41)	(83)	—
Other (2)	(69)	(150)	(70)
Total Ventures Group	(110)	(233)	(70)
Consolidated Liberty	$(68)	(178)	(19)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(1)

HSN paid dividends of $28 million, $228 million, and $22 million during the years ended December 31, 2016, 2015 and 2014, respectively, which were recorded as reductions to the investment balances, and recorded as a cash inflow from operations in the Cash receipts from returns on equity investments line item in the consolidated statements of cash flows.  Dividends from HSNi during the year ended December 31, 2015 included a special dividend of $10 per share from which Liberty received approximately $200 million in cash, which was recorded as a cash inflow from investing activities in the Cash receipts from returns of equity investments line item in the consolidated statements of cash flows.

(2)

The Other category for the Ventures Group is comprised of investments in LendingTree, alternative energy investments and other investments. The alternative energy investments generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statements of operations. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million, based on a discounted cash flow valuation (Level 3), related to one of its alternative energy investments which has underperformed operationally.

(3)	The carrying value of Liberty’s investment in FTD was impaired to the fair value (based on the closing price (Level 1)) as of December 31, 2015.

Investment in Liberty Broadband

As discussed in note 2, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of December 31, 2016, Liberty has a 23% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

(10)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QVC	zulily	Corporate and Other	Total
	amounts in millions
Balance at January 1, 2015	$5,206	—	198	5,404
Acquisitions	—	860	10	870
Sale of subsidiary	—	—	(105)	(105)
Foreign currency translation adjustments	(57)	—	—	(57)
Balance at December 31, 2015	5,149	860	103	6,112
Acquisition (1)	—	57	—	57
Disposition (2)	—	—	(78)	(78)
Foreign currency translation adjustments	(39)	—	—	(39)
Balance at December 31, 2016	$5,110	917	25	6,052

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(1)	Subsequent to December 31, 2015, the preliminary purchase price allocation for the zulily acquisition was adjusted, resulting in a $57 million increase to goodwill.
(2)

As discussed in note 6, Liberty completed the CommerceHub Spin-Off on July 22, 2016, resulting in a $21 million decrease to goodwill. In addition, as discussed in note 6, Liberty completed the Expedia Holdings Split-Off on November 4, 2016, resulting in a $57 million decrease to goodwill related to Bodybuilding.

Goodwill recognized from acquisitions primarily relates to assembled workforces, website community and other intangible assets that do not qualify for separate recognition.

As presented in the accompanying consolidated balance sheets, trademarks is the other significant indefinite lived intangible asset.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$2,279	(2,095)	184	2,259	(1,920)	339
Customer relationships	2,910	(2,394)	516	2,950	(2,141)	809
Other	965	(660)	305	1,077	(578)	499
Total	$6,154	(5,149)	1,005	6,286	(4,639)	1,647

The weighted average life of these amortizable intangible assets was approximately 9 years, at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $703 million, $550 million and $504 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based on its amortizable intangible assets as of December 31, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2017	$518
2018	$252
2019	$122
2020	$63
2021	$50

Impairments

As of December 31, 2016 accumulated goodwill impairment losses for certain e-commerce companies was $87 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(11)  Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2016	2016	2015
	amounts in millions
QVC Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	501	501
1% Exchangeable Senior Debentures due 2043	1	—	349
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,896	1,896	1,815
Other subsidiary debt	174	174	72
Deferred loan costs		(28)	(34)
Total QVC Group	$6,412	6,375	6,535
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$435	276	257
3.75% Exchangeable Senior Debentures due 2030	436	267	275
3.5% Exchangeable Senior Debentures due 2031	337	316	312
0.75% Exchangeable Senior Debentures due 2043	1	3	1,287
1.75% Exchangeable Senior Debentures due 2046	750	805	NA
Subsidiary level notes and facilities	—	—	41
Total Ventures Group	$1,959	1,667	2,172
Total consolidated Liberty debt	$8,371	8,042	8,707
Less debt classified as current		(876)	(1,226)
Total long-term debt		7,166	7,481

Exchangeable Senior Debentures

Each $1,000 original principal amount of the 1% Exchangeable Senior Debentures due 2043 (the “HSNi Exchangeables”) is initially exchangeable for 13.4580 shares of common stock of HSNi (the "HSNi Reference Shares"). Each of the HSNi Exchangeables is exchangeable at the option of the holder, for certain triggering events (primarily the increase in an average trading period at the end of the quarter for HSNi Reference Shares above 130% or below 98% of the adjusted principal amount at the end of a quarter) after the calendar quarter ended March 31, 2014, upon achieving certain trading prices of the underlying HSNi Reference Shares.  Liberty Interactive LLC (“Liberty LLC”) will make an additional distribution on the HSNi Exchangeables if HSNi makes a distribution of cash (an “Excess Regular Cash

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Dividend”) in excess of $0.18, currently paid by the HSNi securities (other than publicly traded common equity securities) or other property with respect to the HSNi Reference Shares.

In July 2016, Liberty delivered a notice to holders of the HSNi Exchangeables notifying them of their right to surrender their HSNi Exchangeables for purchase by Liberty pursuant to their purchase option under the indenture. The purchase option entitled each holder to require Liberty to purchase on October 5, 2016 all or any part of such holder’s HSNi Exchangeables at a purchase price equal to the adjusted principal amount per $1,000 original principal amount of debentures, plus accrued and unpaid interest to, but excluding, October 5, 2016, plus any final period distribution. On October 5, 2016, Liberty paid approximately $345 million to holders that exercised their right to surrender their HSNi Exchangeables. Liberty funded the purchase with borrowings under the Third Amended and Restated Credit Agreement (as defined below).  A de minimus amount of debentures are outstanding at December 31, 2016.

Each $1,000 debenture of Liberty LLC's 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of CenturyLink, Inc. ("CenturyLink") common stock.  Liberty LLC may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

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

Each $1,000 debenture of Liberty LLC's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011.  MMI was acquired on May 22, 2012 for $40 per share in cash. Pursuant to the indenture, the cash paid to shareholders in the MMI acquisition was to be paid to the holders of the Motorola Exchangeables as an extraordinary distribution.  Liberty LLC made a cash payment of $184.096 per debenture in the second quarter of 2012 for a total payment of $111 million.  The remaining exchange value is payable, at Liberty's option, in cash or MSI stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of a cash distribution made by Liberty LLC in 2007, the cash disbursement discussed above and various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $577 as of December 31, 2016.

Each $1,000 original principal amount of the 0.75% Exchangeable Senior Debentures is exchangeable for a basket of 3.1648 shares of common stock of Charter, 5.1635 shares of common stock of Time Warner and 0.6454 shares of Time, Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Charter and Time Warner (or into which any of those securities may be converted or exchanged).  This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a reference company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty LLC, cash or a combination of

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions.

During the year ended December 31, 2016, holders exchanged, under the terms of the debentures, approximately $523 million principal of the 0.75% Exchangeable Senior Debentures due 2043 and Liberty made cash payments of approximately $1,181 million to settle the obligations. In addition, in conjunction with the Liberty Broadband transaction (see note 9), an extraordinary distribution of approximately $325 million was paid to holders of the 0.75% Exchangeable Senior Debentures due 2043.

In August 2016, Liberty issued $750 million principal amount of new senior exchangeable debentures due September 2046 which bear interest at an annual rate of 1.75%. Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Liberty may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. On October 5, 2023, Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

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

Liberty has sold, split-off or otherwise disposed of all of its shares of MSI, Sprint and CenturyLink common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use owned shares to redeem the debentures, Liberty has classified for financial reporting purposes the portion due 2043 of the debentures that could be redeemed for cash as a current liability.  The 0.75% Exchangeable Senior Debentures are classified as current as of December 31, 2016. Exchangeable Senior Debentures classified as current totaled $862 million at December 31, 2016.  Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is unlikely.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (the “Senior Debentures”) is payable semi-annually based on the date of issuance.

The Senior Debentures are stated net of an aggregate unamortized discount of $5 million at December 31, 2016 and 2015.  Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

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

December 31, 2016, 2015 and 2014

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

As a result of the Redemption, QVC incurred an extinguishment loss of $48 million for the year ended December 31, 2014. Losses on early extinguishment of debt are recorded in other, net in the accompanying consolidated statement of operations for the year ended December 31, 2014.

During prior years, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par, $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par, $750 million principal amount of 4.375% Senior Secured Notes due 2023 at par and $300 million principal amount of 5.95% Senior Secured Notes due 2043 at par.

On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, a $21 million extinguishment loss is included in other, net in the accompanying consolidated statement of operations for the year ended December 31, 2015.

QVC was in compliance with all of its debt covenants related to its outstanding senior notes at December 31, 2016.

QVC Bank Credit Facilities

On March 9, 2015, QVC amended and restated its senior secured credit facility, which is a multi-currency facility that provided for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans.

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower (the “Borrowers”). The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily, with an additional $50 million sub-limit for standing letters of credit. The remaining $2.25 billion and any incremental loans may be borrowed only by QVC. The borrowers may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Borrowings under the facility may be accelerated following certain customary events of default. The purpose of the amendment was to, among other things, extend the maturity of QVC’s senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility and lower the interest rate on borrowings.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The payment and performance of the borrowers’ obligations (including zulily’s obligations) under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.

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

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 2.2% at December 31, 2016. Availability under the Third Amended and Restated Credit Agreement at December 31, 2016 was $744 million, net of $10 million of standby letters of credit.

QVC Interest Rate Swap Arrangement

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under GAAP. Accordingly, changes in the fair value of the swap are reflected in realized and unrealized gains or losses on financial instruments in the accompanying consolidated statements of operations.

Other Subsidiary Debt

Other subsidiary debt at December 31, 2016 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Debt Covenants

Liberty, QVC and other subsidiaries were in compliance with all debt covenants at December 31, 2016.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Five Year Maturities

The annual principal maturities of Liberty's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2017	$31
2018	$33
2019	$432
2020	$31
2021	$1,927

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

	December 31,
	2016	2015
Senior debentures	$853	809
QVC senior secured notes	$3,496	3,374

Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2016.

(12)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Current:
Federal	$(40)	(188)	(155)
State and local	(12)	(26)	(32)
Foreign	(73)	(74)	(110)
	$(125)	(288)	(297)
Deferred:
Federal	$(444)	74	76
State and local	(33)	21	(21)
Foreign	4	8	5
	(473)	103	60
Income tax benefit (expense)	$(598)	(185)	(237)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Domestic	$1,684	674	615
Foreign	168	142	160
Total	$1,852	816	775

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Computed expected tax benefit (expense)	$(649)	(286)	(271)
State and local income taxes, net of federal income taxes	(26)	(15)	(6)
Foreign taxes, net of foreign tax credits	(9)	(4)	(2)
Sale of consolidated subsidiary	(1)	—	14
Impairment of intangible assets not deductible for tax purposes	—	—	(3)
Dividends received deductions	9	51	6
Alternative energy tax credits and incentives	94	61	58
Change in valuation allowance affecting tax expense	(16)	6	(2)
Impact of change in state rate on deferred taxes	1	(7)	(26)
Other, net	(1)	9	(5)
Income tax benefit (expense)	$(598)	(185)	(237)

Income tax expense was lower than the U.S. statutory tax rate of 35% in 2016 due to tax benefits derived from Liberty’s alternative energy tax credits and incentives. Income tax expense was lower than the U.S. statutory tax rate of 35% in 2015 due to the receipt of taxable dividends that are subject to a dividends received deduction. During 2014, Liberty changed its estimate of the effective state tax rate used to measure its net deferred tax liabilities, based on expected changes to the Company’s state apportionment factors. The change in 2014 was caused by the sale of a consolidated subsidiary (Provide) on December 31, 2014.  In 2014, the rate change required an adjustment to the recognized deferred taxes at the corporate level. During 2015 and 2014, Liberty offset federal tax liabilities with tax credits derived from its alternative energy investments.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2016	2015
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$123	99
Foreign tax credit carryforwards	134	72
Accrued stock compensation	56	83
Other accrued liabilities	118	165
Other future deductible amounts	144	163
Deferred tax assets	575	582
Valuation allowance	(64)	(48)
Net deferred tax assets	511	534

Deferred tax liabilities:
Investments	1,057	598
Intangible assets	1,540	1,788
Discount on exchangeable debentures	1,404	1,148
Deferred gain on debt retirements	129	193
Other	17	24
Deferred tax liabilities	4,147	3,751
Net deferred tax liabilities	$3,636	3,217

The Company's valuation allowance increased $16 million in 2016.  The entire change in valuation allowance affected tax expense.

At December 31, 2016, Liberty had net operating losses (on a tax effected basis) and foreign tax credit carryforwards for income tax purposes aggregating approximately $123 million and $134 million, respectively, which will begin to expire in 2017 and beyond if not utilized to reduce domestic, state or foreign income tax liabilities in future periods.  These net operating losses and foreign tax credit carryforwards are expected to be utilized prior to expiration, except for $60 million of net operating losses. In addition, Liberty has $4 million of other deferred tax assets which may not ultimately be realized by the Company.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Balance at beginning of year	$104	136	124
Additions based on tax positions related to the current year	16	14	16
Additions for tax positions of prior years	—	—	20
Reductions for tax positions of prior years	(26)	(12)	(3)
Lapse of statute and settlements	(22)	(34)	(21)
Balance at end of year	$72	104	136

As of December 31, 2016, 2015 and 2014, the Company had recorded tax reserves of $72 million, $104 million and $136 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

recognized for financial statement purposes, $50 million, $47 million and $68 million for the years ended December 31, 2016, 2015 and 2014, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2017. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $6 million.

As of December 31, 2016, the Company's tax years prior to 2013 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2013 and 2014 tax year. The Company's 2015 and 2016 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns.  QVC is currently under audit in the U.K. and Germany.  The Company agreed to an assessment related to an examination in Germany.  The Company believes that amounts paid in connection with that assessment will be creditable against its U.S. federal income tax liability.

The Company recorded $17 million of accrued interest and penalties related to uncertain tax positions as of each of December 31, 2016 and 2015.

(13)  Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors.  As of December 31, 2016, no shares of preferred stock were issued.

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

As of December 31, 2016, Liberty reserved for issuance upon exercise of outstanding stock options approximately 29.6 million shares of Series A QVC Group common stock and approximately 1.5 million shares of Series B QVC Group common stock. As of December 31, 2016, Liberty reserved for issuance upon exercise of outstanding stock options approximately 2.0 million shares of Series A Liberty Ventures common stock and approximately 1.0 million shares of Series B Liberty Ventures common stock.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In addition to the Series A and Series B QVC Group and Ventures common stock, there are 4 billion and 400 million shares of Series C QVC Group and Ventures common stock authorized for issuance, respectively. As of December 31, 2016, no shares of any Series C QVC Group and Ventures common stock were issued or outstanding.

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

Additionally, as discussed in note 2, on October 3, 2014, Liberty attributed from the QVC Group to the Ventures Group its Digital Commerce businesses.  Holders of QVC Group common shares received 0.14217 shares of Liberty Ventures common shares for each share of QVC Group common shares held, as of the record date.  The shares issued and subsequently distributed to QVC Group common stock shareholders in the form of a dividend did not require retroactive treatment.

On October 1, 2015, in conjunction with the acquisition of zulily, as discussed in note 5, Liberty issued 38.5 million shares of Series A QVC Group Common Stock.

Additionally, as discussed in note 1, on November 4, 2016, Liberty completed the Expedia Holdings Split-Off. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable).

Purchases of Common Stock

During the year ended December 31, 2014 the Company repurchased 27,356,993 shares of Series A QVC Group common stock for aggregate cash consideration of $785 million.

During the year ended December 31, 2015 the Company repurchased 28,134,498 shares of Series A QVC Group common stock for aggregate cash consideration of $785 million.

During the year ended December 31, 2016 the Company repurchased 34,836,196 shares of Series A QVC Group common stock for aggregate cash consideration of $799 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

In connection with the Expedia Holdings Split-Off, holders of Liberty Ventures common stock were paid cash in lieu of fractional shares of Series A and Series B Liberty Ventures common stock.  In order to fund the cash payments made to holders of shares of Series B Liberty Ventures common stock, the fractional shares that would have otherwise been issued to those holders were aggregated into an immaterial number of shares of Series B Liberty Ventures common stock by the Company’s transfer agent and were repurchased by Liberty.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(14)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee of Liberty approved a compensation arrangement, including term options discussed in note 15, for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause," he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason,” the arrangement provides for him to receive his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the CEO terminates his employment without “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law and a payment of the $11,750,000 and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the CEO's death or his disability, the arrangement provides that he will be entitled only to his accrued base salary and any amounts due under applicable law, a payment of 1.5 times his base salary during that year, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

Pursuant to the CEO’s compensation arrangement, he will receive aggregate target equity awards to be allocated between Liberty and Liberty Media in the amounts of $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019. In 2015, the CEO received annual performance-based options to purchase shares of QVCB and LVNTB with a term of 7 years (the “Performance Options”) and performance-based restricted stock units with respect to QVCB and LVNTB (the “Performance RSUs” and together with the Performance Options, the “Performance Awards”) during the employment term.  In 2016, he received 80% of the $17 million award in options that vested on December 31, 2016 and 20% of the awards in Performance RSUs. Vesting of the Performance Awards will be determined based on satisfaction of performance metrics that will be set by Liberty and Liberty Media’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year.  In addition, Liberty and Liberty Media’s compensation committees may grant additional Performance Awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(15)  Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Interactive 2016 Omnibus Incentive Plan (the “2016 Plan”), the Company may grant stock options (“Awards”) to be made in respect of a maximum of 39.9 million shares of Series A and Series B QVC Group common stock and Liberty Ventures common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

In connection with the Expedia Holdings Split-Off in November 2016, all outstanding Series A and Series B Awards with respect to Liberty Ventures common stock (a “Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

I.	An adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”) and
II.	A corresponding equity award relating to shares of the corresponding series of Expedia Holdings common stock (an “Expedia Holdings Award”)

The exercise prices of and number of shares subject to the new Expedia Holdings Award and the Adjusted Liberty Ventures Award were determined based on (1) the exercise price and number of shares subject to the original Liberty Ventures Award, (2) the redemption ratios used in the Expedia Holdings Split-Off, (3) the pre-Expedia Holdings Split-Off trading price of Liberty Ventures common stock and (4) the relative post-Expedia Holdings Split-Off trading prices of Liberty Ventures common stock and Expedia Holdings common stock, such that the pre-Expedia Holdings Split-Off intrinsic value of the original Liberty Ventures Award was allocated between the new Expedia Holdings Award and the Adjusted Liberty Ventures Award.

Following the Expedia Holdings Split-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and Expedia Holdings common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

In connection with the CommerceHub Spin-Off in July 2016, all outstanding Awards with respect to Liberty Ventures common stock (an “Original Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that:

I.

A holder of an Original Liberty Ventures Award who was a member of the board of directors or an officer of Liberty holding the position of Vice President or above received (i) an adjustment to the exercise price and the number of shares subject to the Original Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”) and (ii) a corresponding equity award relating to shares of the corresponding series of CommerceHub common stock, as well as Series C CommerceHub common stock (in each case, a “CommerceHub Award”); and

II.

Each other holder of an Original Liberty Ventures Award received only an adjustment to the exercise price and the number of shares subject to the Original Liberty Ventures Award (also referred to as an “Adjusted Liberty Ventures Award”).

The exercise prices and number of shares subject to the Adjusted Liberty Ventures Awards and the CommerceHub Awards were determined based on (1) the exercise prices and number of shares subject to the Liberty Ventures Award, (2) the distribution ratios used in the CommerceHub Spin-Off, (3) the pre-CommerceHub Spin-Off trading price of the Liberty

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Ventures common stock and (4) the post-CommerceHub Spin-Off trading prices of Liberty Ventures common stock and CommerceHub common stock, such that all of the pre-CommerceHub Spin-Off intrinsic value of the Liberty Ventures Award was allocated between the Adjusted Liberty Ventures Award and the CommerceHub Award, or fully to the Adjusted Liberty Ventures Award. Following the CommerceHub Spin-Off, employees of Liberty may hold Awards in both Liberty Ventures common stock and CommerceHub common stock. The compensation expense relating to employees of Liberty is recorded at Liberty.

Except as described above, all other terms of an Adjusted Liberty Ventures Award, a new Expedia Holdings Award and a new CommerceHub Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Ventures Award.

The adjustments related to the Expedia Holdings Split-Off and the CommerceHub Spin-Off were considered modifications under ASC 718 – Stock Compensation but did not result in incremental compensation expense.

In connection with the zulily acquisition in October 2015 (see note 5), outstanding awards to purchase shares of zulily Class A and Class B common stock (a “zulily Award”) were exchanged for awards to purchase shares of Series A QVC Group common stock (a “QVCA Award”).  The exercise prices and number of shares subject to the QVCA Award were determined based on (1) the exercise prices and number of shares subject to the zulily Award and (2) a conversion ratio which was calculated using the acquisition exchange ratio, acquisition cash consideration, and pre-distribution trading price of the Series A QVC Group common stock, such that all of the pre-distribution intrinsic value of the zulily Award was allocated to the QVCA Award.  The exchange of such awards was considered a modification under ASC 805 – Business Combinations.   A portion of the fair value of the replacement QVCA Awards was attributed to the consideration paid in the acquisition.  The remaining portion of the fair value will be recognized in the consolidated financial statements over the remaining vesting period of each individual award.

In connection with the TripAdvisor Holdings Spin-Off during 2014, the holder of an outstanding Award to purchase shares of Liberty Ventures Series A and Series B common stock on the record date (a “Previous Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of TripAdvisor Holdings common stock and an adjustment to the exercise price and number of shares subject to the Previous Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”).  Following the TripAdvisor Holdings Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripAdvisor Holdings common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

Additionally, outstanding stock options, relating to QVC Group common stock, were adjusted, using a similar methodology as described above, in connection with the stock dividend related to the reattribution of the Digital Commerce businesses from the QVC Group to the Ventures Group during October 2014.

Liberty – Grants

During the year ended December 31, 2016, Liberty granted:

•	2.9 million options, to QVC employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $7.84 per share and vest semi-annually over 4 years.
•

433 thousand options, to zulily employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $7.57 per share and vest between three to five years.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

•

421 thousand options, to Liberty employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $8.02 per share and mainly vest 50% each on December 31, 2019 and 2020.

•

114 thousand options, to Liberty employees, to purchase shares of Series A Liberty Ventures common stock which had a weighted average grant-date fair value of $12.25 per share and mainly vest 50% each on December 31, 2019 and 2020.

•

730 thousand and 209 thousand options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, to the CEO of Liberty in connection with our CEO’s employment agreement.  Such options had a grant-date fair value of $7.47 per share and $12.48 per share, respectively, at the time they were granted.  Liberty also granted 53 thousand and 16 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  The restricted stock units had a fair value of $25.11 per share and $38.79 per share, respectively, at the time they were granted.  The options vested on December 31, 2016, and the restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

During the year ended December 31, 2015, Liberty granted:

•

2.2 million options, primarily to QVC employees, to purchase shares of Series A QVC Group common stock which had a weighted average grant-date fair value of $11.63 per share and mainly vest semi-annually over four years.

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

•

132 thousand performance-based options of Series B QVC Group common stock and 135 thousand performance-based options of Series B Liberty Ventures common stock to the CEO of Liberty in connection with our CEO’s employment agreement.  Such options had a grant-date fair value of $10.10 per share and $16.94 per share, respectively, at the time they were granted.  Liberty also granted 182 thousand and 13 thousand performance-based restricted stock units of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively.  The restricted stock units had a fair value of $29.41 per share and $42.33 per share, respectively, at the time they were granted.  The performance-based options and restricted stock units cliff vested in March 2016 based on an amount determined by the compensation committee.

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

The Company has calculated the grant-date fair value for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2016, 2015 and 2014, the range of expected terms was 5.8 to 6.7 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table presents the range of volatilities used by Liberty in the Black-Scholes-Merton Model for the 2016, 2015 and 2014 QVC Group and Liberty Ventures grants.

	Volatility
2016 grants
QVC Group options	27.4%	-	27.4%
Liberty Ventures options	30.6%	-	30.6%
2015 grants
QVC Group options	27.4%	-	39.7%
Liberty Ventures options	30.6%	-	42.4%
2014 grants
QVC Group options	33.6%	-	39.7%
Liberty Ventures options	41.1%	-	43.7%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	QVC Group
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	31,482	$19.57				778	$29.79
Granted	3,714	$26.09				730	$25.11
Exercised	(4,292)	$14.14				—	$—
Forfeited/Cancelled	(1,319)	$28.07				(19)	$29.41
Outstanding at December 31, 2016	29,585	$20.80	4.4	years	$65	1,489	$27.50	5.6	years	$—
Exercisable at December 31, 2016	18,268	$18.20	3.4	years	$56	843	$25.68	6.1	years	$—

	Liberty Ventures
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	3,684	$23.29				1,542	$38.04
CommerceHub Spin-Off	(16)	$24.39				(10)	$35.86
Expedia Holdings Split-Off	(1,483)	$22.12				(734)	$35.02
Granted	114	$37.77				209	$38.79
Exercised	(323)	$19.33				—	$—
Forfeited/Cancelled	(2)	$36.39				(20)	$42.33
Outstanding at December 31, 2016	1,974	$22.18	3.3	years	$30	987	$35.02	5.2	years	$2
Exercisable at December 31, 2016	1,540	$18.01	2.5	years	$29	184	$36.82	5.9	years	$0

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As of December 31, 2016, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $118 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2016, 2015 and 2014 was $44 million, $115 million and $91 million, respectively.

Liberty - Restricted Stock

The Company had approximately 2.8 million and 78 thousand unvested restricted shares of QVC Group and Liberty Ventures common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2016.  These Series A and Series B unvested restricted shares of QVC Group and Liberty Ventures had a weighted average grant-date fair value of $25.19 and $25.77 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2016, 2015 and 2014 was $26 million, $16 million and $19 million, respectively.

Other

Certain of the Company's other subsidiaries have stock-based compensation plans under which employees and non-employees are granted options or similar stock-based awards.  Awards made under these plans vest and become exercisable over various terms and are typically cash settled and recorded as liability awards.  During the year ended December 31, 2016, approximately $90 million of cash payments were made to settle CommerceHub stock based awards.  The awards and compensation recorded, if any, under the plans at the other subsidiaries are not significant to Liberty.

(16)    Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $25 million, $27 million and $27 million, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Share of	AOCI
	currency	AOCI	of
	translation	of equity	discontinued
	adjustments	affiliates	operations	AOCI
	amounts in millions
Balance at January 1, 2014	$103	(1)	(3)	99
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(178)	(18)	(3)	(199)
Distribution to stockholders for TripAdvisor Holdings Spin-Off	—	—	6	6
Balance at December 31, 2014	(75)	(19)	—	(94)
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(100)	(21)	—	(121)
Balance at December 31, 2015	$(175)	(40)	—	(215)
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(85)	(1)	—	(86)
Distribution of Liberty Expedia Holdings	—	—	35	35
Balance at December 31, 2016	$(260)	(41)	35	(266)

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2016:
Foreign currency translation adjustments	$(97)	13	(84)
Share of other comprehensive earnings (loss) of equity affiliates	(8)	3	(5)
Other comprehensive earnings (loss) from discontinued operations	(3)	1	(2)
Other	10	(4)	6
Other comprehensive earnings (loss)	$(98)	13	(85)
Year ended December 31, 2015:
Foreign currency translation adjustments	$(118)	17	(101)
Share of other comprehensive earnings (loss) of equity affiliates	(6)	2	(4)
Other comprehensive earnings (loss) from discontinued operations	(27)	10	(17)
Other comprehensive earnings (loss)	$(151)	29	(122)
Year ended December 31, 2014:
Foreign currency translation adjustments	$(241)	49	(192)
Other comprehensive earnings (loss) from discontinued operations	(31)	12	(19)
Other comprehensive earnings (loss)	$(272)	61	(211)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(18)  Commitments and Contingencies

Operating Leases

Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $46 million, $39 million and $47 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of future minimum lease payments under noncancelable operating leases and build to suit leases as of December 31, 2016 follows (amounts in millions):

Years ending December 31:
2017	$42
2018	$41
2019	$36
2020	$32
2021	$31
Thereafter	$169

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2016.

Distribution Center Lease

On July 2, 2015, QVC entered into a lease (the “Lease”) for a west coast distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new California distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.

QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

QVC concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, QVC recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively. In addition, QVC paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. As of December 31, 2016, the liability related to the California distribution center was approximately $105 million.

On August 29, 2016, QVC’s California distribution center officially opened. QVC concluded that the Lease does not meet the criteria for “sale-leaseback” treatment under U.S. GAAP. Therefore, QVC treats the Lease as a financing obligation and lease payments are attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition,

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

the building asset will be depreciated over its estimated useful life of 20 years. Although QVC did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land has been treated for accounting purposes as an operating lease that commenced in 2015. If QVC does not exercise its right to purchase the Premises and related land, QVC will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.

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

For the year ended December 31, 2016, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•

QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of its televised shopping programs and via the Internet and mobile transactions through its domestic and international websites.

•

zulily – consolidated subsidiary that markets and sells unique products in the U.S. and several foreign countries through flash sales events, primarily through its desktop and mobile websites and mobile applications.

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant accounting policies.

Performance Measures

	Years ended December 31,
	2016		2015		2014
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$8,682	1,840	8,743	1,894	8,801	1,910
zulily	1,547	112	426	21	NA	NA
Corporate and other (1)	—	(16)	—	(28)	1,227	29
Inter-segment eliminations	(10)	—	—	—	—	—
Total QVC Group	10,219	1,936	9,169	1,887	10,028	1,939
Ventures Group
Corporate and other (1)	428	3	820	59	471	26
Total Ventures Group	428	3	820	59	471	26
Consolidated Liberty	$10,647	1,939	9,989	1,946	10,499	1,965

(1)

As discussed in note 2, on October 3, 2014, Liberty completed the reattribution from the QVC Group (formerly referred to as the Interactive Group, prior to the reattribution), to the Ventures Group its Digital Commerce businesses. The reattribution of the Digital Commerce businesses is presented on a prospective basis from the date of the reattribution in Liberty’s consolidated financial statements, with October 1, 2014 used as a proxy for the date of the reattribution. Accordingly, Revenue and Adjusted OIBDA attributable to the Digital Commerce businesses are included in the QVC Group for the period through September 30, 2014 and are included in the Ventures Group for the period beginning October 1, 2014.

Other Information

	December 31, 2016				December 31, 2015
		Investments	Investment			Investments
	Total	in	in Liberty	Capital	Total	in	Capital
	assets	affiliates	Broadband	expenditures	assets	affiliates	expenditures
	amounts in millions
QVC Group
QVC	$11,545	40	—	179	12,058	43	215
zulily	2,461	—	—	27	2,741	—	3
Corporate and other	351	184	—	—	342	165	—
Total QVC Group	14,357	224	—	206	15,141	208	218
Ventures Group
Corporate and other	5,998	357	3,161	27	6,039	506	40
Total Ventures Group	5,998	357	3,161	27	6,039	506	40
Consolidated Liberty	$20,355	581	3,161	233	21,180	714	258

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table provides a reconciliation of segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,939	1,946	1,965
Stock-based compensation	(97)	(127)	(108)
Depreciation and amortization	(874)	(703)	(669)
Operating income	968	1,116	1,188
Interest expense	(363)	(360)	(387)
Share of earnings (loss) of affiliates, net	(68)	(178)	(19)
Realized and unrealized gains (losses) on financial instruments, net	1,175	114	(57)
Gains (losses) on transactions, net	9	110	74
Other, net	131	14	(24)
Earnings (loss) from continuing operations before income taxes	$1,852	816	775

Revenue by Geographic Area

Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
United States	$7,979	7,412	7,617
Japan	900	811	912
Germany	866	850	1,003
Other foreign countries	902	916	967
	$10,647	9,989	10,499

Long-lived Assets by Geographic Area

	December 31,
	2016	2015
	amounts in millions
United States	$694	637
Japan	145	156
Germany	154	173
Other foreign countries	138	174
	$1,131	1,140

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(20)    Quarterly Financial Information (Unaudited)

As discussed in note 3, during the third quarter of 2016, the Company adopted new accounting guidance that requires the recognition of excess tax benefits and tax deficiencies as income tax benefit or expense rather than as additional paid-in capital. The Company has applied the new guidance prospectively from January 1, 2016. The unaudited quarterly information for the first and second quarters of 2016 has been retrospectively adjusted to reflect the impact of the adoption of this guidance.

In addition, as discussed in note 6, in November 2016, Liberty completed the Expedia Holdings Split-Off. The unaudited quarterly information below for 2016 and 2015 reflects Liberty’s interest in Expedia as a discontinued operation for all periods presented.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2016:
Revenue	$2,510	2,563	2,412	3,162
Operating income	$189	250	157	372
Earnings from continuing operations	$92	387	451	324
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B QVC Group common stock	$94	130	61	188
Series A and Series B Liberty Ventures common stock	$(26)	249	408	131
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.41
Series A and Series B Liberty Ventures common stock	$(0.07)	1.73	2.68	1.15
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.40
Series A and Series B Liberty Ventures common stock	$(0.07)	1.72	2.64	1.15
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.41
Series A and Series B Liberty Ventures common stock	$(0.18)	1.75	2.87	1.21
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.40
Series A and Series B Liberty Ventures common stock	$(0.18)	1.74	2.83	1.21

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2015:
Revenue	$2,214	2,252	2,153	3,370
Operating income	$236	269	247	364
Earnings from continuing operations	$148	209	166	108
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B QVC Group common stock	$151	112	154	223
Series A and Series B Liberty Ventures common stock	$(8)	130	36	71
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.32	0.24	0.33	0.45
Series A and Series B Liberty Ventures common stock	$(0.09)	0.57	0.03	(0.87)
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.31	0.24	0.33	0.44
Series A and Series B Liberty Ventures common stock	$(0.09)	0.57	0.03	(0.87)
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.32	0.24	0.33	0.45
Series A and Series B Liberty Ventures common stock	$(0.06)	0.92	0.26	0.50
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.31	0.24	0.33	0.44
Series A and Series B Liberty Ventures common stock	$(0.06)	0.91	0.25	0.50

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2017:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before May 1, 2017.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for Liberty Broadband Corporation:

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

2.2

Agreement and Plan of Reorganization, dated as of August 16, 2015, by and among Liberty Interactive Corporation, zulily, inc., Mocha Merger Sub, Inc., and Ziggy Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to zulily, inc.’s Current Report on Form 8-K filed on August 17, 2015 (File No. 001-36188) (the “Reorganization Agreement”)).

2.3

Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to CommerceHub, Inc.’s Current Report on Form 8-K filed on July 26, 2016 (File No. 001-37840) (the “CommerceHub 8-K”)).

2.4

Reorganization Agreement, dated as of October 26, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Expedia Holdings, Inc.’s Registration Statement on Form S-4 filed on November 4, 2016 (File No. 333-210377)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Form 8-A filed on June 4, 2015 (File No. 001-33982) (the “Form 8-A”)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-A).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2015 (File No. 001-33982)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1	Form of Specimen certificate for shares of the Registrant's Series A QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Form 8-A).

4.2	Form of Specimen certificate for shares of the Registrant's Series B QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Form 8-A).

4.3

Specimen certificate for shares of the Registrant's Series A Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

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

10.9

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”)

10.10

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.11	Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)).

10.12

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K).

10.14

Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

10.15

Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).

10.16	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.17	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.18	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.19	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).

10.20	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.21

Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.22	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.23	Employment Agreement between Michael George and QVC, effective December 16, 2015 (incorporated by reference to Exhibit 10.23 to the Liberty 2015 10-K).

10.24

Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 (File No. 001-33982)).

10.25

Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)).

10.26

Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-33982)).

10.27

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.27 to the Liberty 2015 10-K).

10.28	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

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

10.31	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K)

10.32

Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.33

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.34

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982)).

10.35

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.36	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the CommerceHub 8-K).

10.37

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

10.38

Indenture dated as of September 25, 2009 among QVC, the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to QVC's Registration Statement on Form S-4 filed on October 19, 2012 (File No. 333-184501) (the “QVC S-4”)).

10.39

Indenture dated as of March 23, 2010 among QVC, the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the QVC S-4).

10.40	Indenture dated as of July 2, 2012 among QVC, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the QVC S-4).

10.41

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q filed on May 9, 2013 (File No. 333-184501)).

10.42

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.43

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.44

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

10.45

Third Amended and Restated Credit Agreement, dated as of June 23, 2016, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2016 (File No. 001-33982)).

10.46

Tender and Support Agreement, dated as of August 16, 2015, by and among Darrell Cavens, Mark Vadon, Liberty Interactive Corporation, Mocha Merger Sub, Inc. and zulily, inc. (incorporated by reference to Exhibit 99.1 to zulily, inc.’s Current Report on Form 8-K filed on August 17, 2015 (File No. 001-36188)).

10.47

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, Ltd., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on May 29, 2015 (File No. 001-36713) (the “LBC 8-K”).

10.48

Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.49

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.50	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)).

10.51	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)).

10.52	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K).

10.53	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K).

21	Subsidiaries of Liberty Interactive Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

99.3

List of Omitted Schedules and Exhibits to the Reorganization Agreement (incorporated by reference to Exhibit 99.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 19, 2015).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*  Filed herewith.

** Furnished herewith.

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Broadband Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation (the Company) (as defined in note 1) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity, for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Broadband Corporation as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
February 17, 2017

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$205,728	655,079
Trade and other receivables, net of allowance for doubtful accounts of $136 thousand and $138 thousand, respectively	878	2,462
Short-term marketable securities	—	9,014
Derivative instruments	49,019	—
Other current assets	2,794	11,660
Total current assets	258,419	678,215
Investments in available-for-sale securities (note 5)	—	439,560
Investments in affiliates, accounted for using the equity method (note 6)	9,315,253	2,372,699
Property and equipment, net	710	1,248
Goodwill (note 7)	6,497	6,497
Intangible assets subject to amortization, net (note 7)	8,596	11,887
Deferred income tax assets (note 9)	—	55,368
Other assets	1,485	267
Total assets	$9,590,960	3,565,741
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,931	10,493
Deferred revenue	2,171	2,629
Current portion of debt (note 8)	400,000	—
Other current liabilities	2,014	2,254
Total current liabilities	412,116	15,376
Debt (note 8)	198,512	399,703
Deferred income tax liabilities (note 9)	504,644	—
Deferred revenue	2,596	2,443
Total liabilities	1,117,868	417,522
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,251,533 and 26,163,206 at December 31, 2016 and 2015, respectively	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 and 2,467,547 at December 31, 2016 and 2015, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 153,019,547 and 74,643,546 at December 31, 2016 and 2015, respectively	1,530	746
Additional paid-in capital	7,945,883	3,537,848
Accumulated other comprehensive earnings, net of taxes	7,656	8,905
Retained earnings (accumulated deficit)	517,736	(399,567)
Total equity	8,473,092	3,148,219
Commitments and contingencies (note 14)
Total liabilities and equity	$9,590,960	3,565,741

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in thousands,
	except per share amounts
Revenue:
Software sales	$28,597	10,364	8,428
Service	1,858	76,139	58,426
Other	131	4,679	2,191
Total revenue	30,586	91,182	69,045
Operating costs and expenses
Operating, including stock-based compensation (note 11)	2,798	6,096	7,500
Selling, general and administrative, including stock-based compensation (note 11)	34,703	42,792	47,778
Research and development, including stock-based compensation (note 11)	10,240	17,032	18,477
Gain on legal settlement	—	(60,450)	(6,000)
Impairment of intangible assets (note 7)	—	20,669	35,221
Depreciation and amortization	4,005	6,088	9,043
	51,746	32,227	112,019
Operating income (loss)	(21,160)	58,955	(42,974)
Other income (expense):
Interest Expense	(14,956)	(7,424)	(1,138)
Dividend and interest income	5,020	3,797	5,426
Share of earnings (losses) of affiliate (note 6)	641,544	(120,962)	(127,573)
Gain (loss) on dilution of investment in affiliate (note 6)	770,766	(7,198)	(87,158)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	94,122	2,619	51,189
Other, net	336	158	(63)
Earnings (loss) from continuing operations before income taxes	1,475,672	(70,055)	(202,291)
Income tax benefit (expense)	(558,369)	19,868	67,686
Net earnings (loss) attributable to Liberty Broadband shareholders	$917,303	(50,187)	(134,605)
Basic earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$6.03	(0.49)	(1.52)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$6.00	(0.49)	(1.52)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in thousands
Net earnings (loss)	$917,303	(50,187)	(134,605)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(221)	(287)	(3,163)
Share of other comprehensive earnings (loss) of equity affiliate	811	1,274	3,191
Other	(1,839)	—	—
Other comprehensive earnings (loss), net of taxes	(1,249)	987	28
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$916,054	(49,200)	(134,577)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$917,303	(50,187)	(134,605)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,005	6,088	9,043
Stock-based compensation	5,713	6,380	999
Impairment of intangible assets	—	20,669	35,221
Cash payments for stock-based compensation	(591)	(1,268)	(732)
Share of (earnings) losses of affiliate, net	(641,544)	120,962	127,573
(Gain) loss on dilution of investment in affiliate	(770,766)	7,198	87,158
Realized and unrealized (gains) losses on financial instruments, net	(94,122)	(2,619)	(51,189)
Deferred income tax expense (benefit)	560,778	(24,964)	(66,703)
Other, net	1,033	(1,440)	18
Changes in operating assets and liabilities:
Current and other assets	9,161	(1,238)	446
Payables and other liabilities	(2,868)	(44,292)	(4,501)
Net cash provided by operating activities	(11,898)	35,289	2,728
Cash flows from investing activities:
Capital expended for property and equipment	(267)	(731)	(1,398)
Cash paid for acquisitions, net of cash acquired	—	—	(48,088)
Investments in equity investees	(5,000,000)	—	(175,857)
Amounts loaned to former parent	—	—	(55,646)
Repayments by former parent on loan receivable	—	—	80,012
Purchases of short term investments and other marketable securities	(155,444)	(18,032)	(9,001)
Sales of short term investments and other marketable securities	164,458	18,019	—
Other investing activities, net	453	(1,735)	(8)
Net cash used in investing activities	(4,990,800)	(2,479)	(209,986)
Cash flows from financing activities:
Cash received from rights offering	—	697,309	—
Borrowings of debt	200,000	67,995	372,000
Repayments of debt	—	(40,000)	—
Cash received from issuance of Series C Liberty Broadband common stock	4,400,000	—	—
Contribution from (distribution to) former parent, net	—	—	(129,184)
Proceeds (payments) from issuances of financial instruments	(47,888)	30,158	130,237
Payments from settlements of financial instruments	—	(182,192)	(130,237)
Other financing activities, net	1,235	4,190	—
Net cash provided by (used in) financing activities	4,553,347	577,460	242,816
Net increase (decrease) in cash	(449,351)	610,270	35,558
Cash and cash equivalents, beginning of year	655,079	44,809	9,251
Cash and cash equivalents, end of year	$205,728	655,079	44,809

Supplemental disclosure to the consolidated statements of cash flows:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Cash paid for interest	$13,783	7,251	1,078
Cash paid (received) for taxes	$(9,410)	5,485	2,870

See accompanying notes to consolidated financial statements

LIBERTY BROADBAND CORPORATION

Consolidated Statement of Equity

Years ended December 31, 2016, 2015 and 2014

							Accumulated	Retained
					Additional		other	earnings
	Preferred	Common stock			paid-in	Parent’s	comprehensive	(accumulated	Total
	Stock	Series A	Series B	Series C	capital	investment	earnings	deficit)	equity
	amounts in thousands
Balance at January 1, 2014	$—	—	—	—	—	2,986,079	7,890	(214,775)	2,779,194
Net earnings (loss)	—	—	—	—	—	—	—	(134,605)	(134,605)
Other comprehensive earnings (loss)	—	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	422	—	—	—	422
Change in capitalization in connection with Broadband Spin-Off	—	261	25	572	3,155,537	(3,156,395)	—	—	—
Contribution from (distribution to) former parent	—	—	—	—	(299,500)	170,316	—	—	(129,184)
Tax attributes in connection with Broadband Spin-Off	—	—	—	—	(21,086)	—	—	—	(21,086)
Balance at December 31, 2014	—	261	25	572	2,835,373	—	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	—	(50,187)	(50,187)
Other comprehensive earnings (loss)	—	—	—	—	—	—	987	—	987
Stock-based compensation	—	—	—	—	5,200	—	—	—	5,200
Issuance of common stock upon exercise of stock options	—	1	—	1	138	—	—	—	140
Excess tax benefits from stock-based compensation	—	—	—	—	1,217	—	—	—	1,217
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	—	697,309
Other	—	—	—	—	(1,216)	—	—	—	(1,216)
Balance at December 31, 2015	—	262	25	746	3,537,848	—	8,905	(399,567)	3,148,219
Net earnings (loss)	—	—	—	—	—	—	—	917,303	917,303
Other comprehensive earnings (loss)	—	—	—	—	—	—	(1,249)	—	(1,249)
Stock-based compensation	—	—	—	—	5,362	—	—	—	5,362
Issuance of common stock upon exercise of stock options	—	—	—	1	3,529	—	—	—	3,530
Issuance of common stock	—	—	—	783	4,399,217	—	—	—	4,400,000
Other	—	—	—	—	(73)	—	—	—	(73)
Balance at December 31, 2016	$—	262	25	1,530	7,945,883	—	7,656	517,736	8,473,092

See accompanying notes to consolidated financial statements.

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-off, Liberty Broadband was comprised of (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock. See note 10 for additional information related to the rights offering.

Following the Broadband Spin-Off, Liberty and Liberty Broadband operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Broadband Spin-Off, Liberty (for accounting purposes a related party of the Company) and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $3.4 million and $3.3 million were reimbursed to Liberty for the years ended December 31, 2016 and 2015, respectively.

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC

(“Charter”), a former subsidiary of Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the Company), Liberty Interactive Corporation (“Liberty Interactive,” for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 6 for additional detail regarding these transactions and corresponding agreements.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of Skyhook, the Company’s interest in Charter, the Company’s former minority equity investment in Time Warner Cable and certain deferred tax liabilities.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(2) Description of Business

Skyhook Holding, Inc. (formerly known as TruePosition, Inc.) was originally incorporated on November 24, 1992 to provide technology for locating wireless phones and other mobile devices. Skyhook Holding, Inc.’s location offering was a passive network overlay system using its patented U-TDOA technology (“U-TDOA service”) and was used primarily to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. In February 2014, Skyhook Holding, Inc. acquired 100% of the outstanding common shares of Skyhook Wireless, Inc., for approximately $57.5 million in cash. Skyhook Wireless, Inc. operates a global location network containing billions of geolocated Wi-Fi access points (“Wi-Fi location software solution”) and cell towers that serve as the reference infrastructure for providing location services. These Wi-Fi location software solutions are used primarily by mobile device makers, wireless carriers, and asset tracking platforms to understand the precise geographic location and movement of a mobile device.  In addition to Wi-Fi location software solutions, Skyhook also provides location-based context services that provide not just the precise latitude and longitude of a given mobile device, but also the real world context of that location. For example, Skyhook can provide customers with an understanding of the type of location (e.g., a fast-food restaurant or an airport), the ability to provide notifications and triggers upon the entry or exit of a device from a pre-defined location, and insights based on historical device locations. These location-based context solutions provide a way for application developers, enterprises, and advertisers to understand consumers’ mobile behavior and to improve their user experience, while also providing companies with the ability to reach and measure their audiences in new and relevant ways. Acquisition related costs of $958 thousand are included in selling, general and administrative expenses for the year ending December 31, 2014.

In 2015, one of Skyhook Holding, Inc.’s customers, a wireless carrier utilizing the legacy U-TDOA service which accounted for approximately 80% - 90% of consolidated revenue at the time, gave notice that it planned to discontinue use of the U-TDOA service and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook Holding, Inc.’s business. As a result of the loss of this wireless carrier customer, further changes in the regulatory environment and a shift in the overall market for the legacy U-TDOA service, Skyhook Holding, Inc. ceased making further investment in its U-TDOA products. In 2016, Skyhook Holding, Inc. and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of the suite of location and context products, and are referred to collectively herein as “Skyhook.”

For both its location and context solutions, Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of Skyhook’s technology, the provision of location services and via the sale of data.  Skyhook also earns revenue through entering into licensing agreements with companies to utilize its intellectual property. Although the revenue generated from license agreements has thus far been one-time in nature, Skyhook anticipates a recurring revenue stream from its licensing activities in future periods.

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.2 million residential and business customers at December 31, 2016. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers; and fiber-delivered communications and managed information technology (“IT”) solutions to business customers. Charter also owns and operates regional sports networks and local sports, news and lifestyle channels and its residential services include security and home management services. Charter’s core strategy is to deliver high quality products at highly competitive prices, combined with outstanding service.

Also included in Liberty Broadband is a former investment in outstanding shares of Time Warner Cable, which was classified as available-for-sale and carried at fair value based on quoted market prices until the second quarter of 2016 when Time Warner Cable merged with Charter. See note 5 for information regarding the Company’s former investment in Time Warner Cable. Additionally, the Company historically had written call options and a cashless collar agreement on Time Warner Cable shares. See note 4 for information regarding the Time Warner Cable written call options and cashless collar agreement.

(3) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash that has restrictions upon its usage has been excluded from cash and cash equivalents. Restricted cash is comprised of a certificate of deposit being held as collateral against Skyhook’s office lease in Boston. Restricted cash was $32 thousand and included in Other assets in the consolidated balance sheets at both December 31, 2016 and 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and reduced by an allowance for doubtful accounts. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and current economic conditions.

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the Company’s derivatives are currently designated as hedges.

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The

Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables. See note 4 for further discussion of fair value of the Company’s derivative instruments. The Company had an outstanding derivative instrument classified as an asset at December 31, 2016. See note 4 for further information.

Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2016	2015
Support equipment	$5,177	21,769
Computer equipment	2,040	2,257
Furniture & fixtures	1,813	2,025
	9,030	26,051
Accumulated depreciation	(8,320)	(24,803)
	$710	1,248

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three years for computer equipment and five years for support equipment and furniture and fixtures. In 2015, Skyhook wrote-off the majority of its assets related to its legacy U-TDOA service.

Investments

All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the Fair Value Option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the Fair Value Option aggregated $438.9 million as of December 31, 2015. There were no AFS securities outstanding at December 31, 2016.

The Company continually reviews its AFS securities not designated as Fair Value Option Securities to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns of AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2016, 2015 or 2014.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company determines the difference between the purchase price of the investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee through a purchase accounting exercise and is allocated within memo accounts used for equity accounting purposes.  Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliate in our consolidated statement of operations. Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item.

As Liberty Broadband does not control the decision making process or business management practices of our affiliate accounted for using the equity method, Liberty Broadband relies on management of its affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliate’s independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband’s consolidated financial statements.  See note 6 for additional discussion regarding our investment in Charter and the Transactions that occurred during the second quarter of 2016.

Leases

The Company, through its consolidated entities, leases facilities and certain equipment under cancelable and non-cancelable lease agreements. The terms of some of the lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier.

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. The new guidance also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Companies are required to use a modified retrospective approach to adopt this guidance.  The Company has not yet determined the effect of the standard on its ongoing financial reporting, and has not yet determined an adoption date. The Company is currently working with its consolidated subsidiary to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

Goodwill and Other Indefinite Lived Intangible Assets

The Company performs at least annually an assessment of the recoverability of goodwill and other indefinite-lived intangible assets during the fourth quarter of each year. The Company utilizes a qualitative assessment for determining whether the quantitative impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company-specific performance in future periods.

If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the two-step impairment test. In the Step 1 Test, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the “Step 2 Test”). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the identifiable assets and liabilities of the reporting unit, including identifiable assets that may not currently be recognized, with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

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

See note 7 for additional discussion regarding goodwill impairment losses recorded during the years ended December 31, 2015 and 2014. There was no goodwill impairment loss recorded during the year ended December 31, 2016.

Internal Use Software Development Costs

Certain costs incurred during the application development stage related to the development of internal use software are capitalized and included in other intangible assets. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. Costs related to the planning and post implementation phases of software development are expensed as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

Impairment of Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of three to five and a half years. The Company periodically reviews the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company recorded a $16.8 million impairment loss to its intangible assets with definite lives during the year ended December 31, 2014 due to an anticipated decline in Skyhook’s operations as a result of the loss of one of its significant Wi-Fi location software solution customers, as discussed in note 7. There was no indication of impairment of long-lived assets during the years ended December 31, 2016 or 2015.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of the Company is the United States (“U.S.”) dollar. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period end exchange rate) or realized upon settlement of the transactions.

Revenue Recognition

Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of Skyhook’s software and technology, the provision of location services and through the sale of data.  In addition, Skyhook earns revenue from licensing its intellectual property to other enterprises. Prior to 2016, Skyhook also earned significant revenue from the sale of hardware and the licensing of associated software required to operate a passive network overlay system for generating location records for wireless devices using U-TDOA technology, and from professional and support services related thereto. These services were primarily sold to wireless carriers to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide.

Skyhook recognizes fees received from intellectual property licensing at the inception of a license term for perpetual licenses (or licenses with terms comprising substantially all of the remaining life of the intellectual property) when collectability of the license fee is probable and there are no ongoing performance obligations.  Revenue recognition is deferred when collectability of the license fee is not considered probable, when the license term is less than substantially all of the remaining life of the intellectual property, or when there are ongoing performance obligations which are not separate elements from the license.  In such circumstances, revenue may be recognized as the license fees are collected or over the license term or performance period as appropriate.

Fees from the integration of Skyhook technology are accounted for consistent with the outstanding guidance for software revenue recognition. Under those policies, for revenue derived from multiple-element arrangements, if vendor specific objective evidence (“VSOE”) exists for each of the elements of the arrangement at the outset, the Company allocates the revenue to the various elements for recognition upon delivery of each element. If VSOE is not present, the revenue is deferred until the earlier of establishing sufficient VSOE for allocating revenue for recognition or delivery of all of the elements. If a multiple-element arrangement includes post-contract customer support (commonly referred to as maintenance), VSOE must exist for the maintenance in order to allocate revenue to all of the elements of the arrangement. If VSOE does not exist for the maintenance, revenue for the entire arrangement is recognized ratably over the contractual or expected term of the maintenance arrangement.

Revenue from the provision of location services and through the sale of data and revenue from tangible products that contain software components and non-software components that function together to deliver the tangible products essential functionality are not under the scope of software revenue recognition guidance and are instead subject to the guidance for multiple-element arrangements. Accordingly, for multiple-element arrangements entered into or materially modified on or after January 1, 2011, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or third-party evidence of selling price or are based on the entity’s estimated selling price. The associated revenue for each element is recognized upon delivery assuming all other criteria for revenue recognition are met.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. We have identified the Company’s various revenue streams and are working with our subsidiary to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Research and Development Costs

Research and development costs are expensed as incurred.

Deferred Revenue and Deferred Costs

Deferred revenue represents billings in excess of revenue previously recognized. Deferred costs represent direct costs related to installation services, hardware, and software, which, to the extent not previously recognized, are recognized as the related revenue is recognized. As discussed in note 7, Skyhook recognized $35.5 million of deferred revenue during December 2015, which was attributable to prepaid transaction fees, in connection with the expiration of its largest legacy U-TDOA service customer’s contract.

Stock-Based Compensation

As more fully described in note 11, Liberty Broadband has granted to its directors, employees and employees of certain of its subsidiaries options, restricted stock and stock appreciation rights (“SARs”) to purchase shares of Liberty Broadband common stock (collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty Broadband measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards of Liberty were assumed by Liberty Broadband at the time of the Broadband Spin-Off.

Additionally, Skyhook sponsors long-term incentive plans (“LTIPs”) which provide for the granting of phantom stock units (“PSUs”), and phantom stock appreciation rights (“PARs”) to employees, directors, and consultants of Skyhook. Skyhook measures the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the period during which the employee is required to provide service (usually the vesting period of the award). Skyhook measures the cost of employee services received in exchange for awards of liability instruments (such as PSUs and PARs that will be settled in cash) based on the current fair value of the award, and remeasures the fair value of the award at each reporting date. The consolidated statements of operations includes stock-based compensation related to Skyhook awards.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Based on the Company’s analysis, no cumulative effect adjustment to retained earnings was necessary for tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in the reclassification of $1.2 million of excess tax benefits for the year ended December 31, 2015, from cash flows from financing activities to cash flows from operating activities. There were no excess tax benefits reclassified for the years ended December 31, 2016 and December 31, 2014.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Certain Risks and Concentrations

The Skyhook business was subject to certain risks and concentrations including dependence on relationships with its customers. Skyhook had one significant legacy U-TDOA service customer whose contract expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook’s business which is expected to continue unless Skyhook is able to generate significant new business to replace the financial impact of this customer. For the years ended December 31, 2015 and 2014, this customer accounted for 85% and 83%, respectively, of Skyhook’s total revenue.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net income (loss), cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, net of tax and the Company’s share of the comprehensive earnings (loss) of our equity method affiliate.

Earnings per Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, following the completion of the Broadband Spin-Off, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 10).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted EPS for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. In addition, the Company issued 78,250,042 shares of Series C common stock in connection with the Time Warner Cable Merger on May 18, 2016 (see further discussion in note 10). Basic EPS subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”), adjusted for the rights factor, from the date of the completion of the Broadband Spin-Off through January 9, 2015, the date on which the rights offering was fully subscribed. Basic EPS subsequent to January 9, 2015 was computed using WASO. Diluted EPS subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through January 9, 2015, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period. Subsequent to January 9, 2015, basic EPS was computed using the WASO during the period, and diluted EPS was computed using the WASO adjusted for potentially dilutive equity awards outstanding during the period.

	Years ended December 31,
	2016	2015	2014
	number of shares in thousands
Basic WASO	152,103	102,504	88,143
Potentially dilutive shares	749	494	630
Diluted WASO	152,852	102,998	88,773

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2016, 2015 and 2014 are approximately 17 thousand, 3 thousand, and 17 thousand, respectively.

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) application of the equity method of accounting for its affiliates, (ii) fair value of non-financial instruments, (iii) fair value of financial instruments, (iv) revenue recognition, and (v) accounting for income taxes to be its most significant estimates.

Recent Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required.  The amendments in this update are effective for the annual period ending after December 15, 2016, and the Company adopted this standard during the year ended December 31, 2016. The Company’s management completed the required analysis as of December 31, 2016, noting no conditions or events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern.

(4) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in thousands
Cash equivalents	$198,011	198,011	—	639,956	639,956	—
Short-term marketable securities	$—	—	—	9,014	9,014	—
Available-for-sale securities	$—	—	—	439,560	439,560	—
Derivative instruments (1)	$49,019	—	49,019	—	—	—

(1)

As of December 31, 2016, the Company has an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expires in March 2017. The Company prepaid a premium of $47.9 million in December 2016. Liberty Broadband has the option to settle in cash or shares of Liberty Broadband Series C common stock upon expiration of the contract.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Series C Liberty Broadband common stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	21.1%	—	21.5%
Interest rate	1.0%	—	1.0%
Dividend yield	0%	—	0%

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of our long-term debt bears interest at a variable rate and therefore is also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2016		2015	2014
	(amounts in thousands)
Legacy Charter warrants (1)	$	NA	NA	32,782
Time Warner Cable investment and financial instruments (2)(3)(4)		92,990	2,619	18,407
Derivative instruments (5)		1,132	—	—
		$94,122	2,619	51,189

(1)

As discussed in note 6, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Legacy Charter common stock during November 2014, subsequent to the completion of the Broadband Spin-Off.

(2)

As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which the Company cash settled during June 2015 for $48.3 million. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which the Company cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares were outstanding as of or during the year ended December 31, 2016.

(3)

On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company with a put option strike price of $136.80 per share and a call option strike price of $161.62 per share. The collar was originally scheduled to expire during March 2017. The Company unwound the agreement during July 2015 for $67.1 million cash paid to the counterparty. In connection with this collar agreement, the Company also entered into a revolving loan agreement with an availability of $234 million, which was terminated upon unwinding of the collar agreement during July 2015 (note 8).

(4)

As discussed in note 6, Time Warner Cable merged with Charter on May 18, 2016. Therefore the Company no longer has an investment in Time Warner Cable as of May 18, 2016, and the unrealized gain (loss) related to our investment in Time Warner Cable is recorded through this date. In connection with the merger, the Company exchanged, in a tax-free transaction, its shares of Time Warner Cable for shares of Charter Class A common stock.

(5)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expires in March 2017.  The Company had an unrealized gain on the option during the current year primarily due to an increase in the market price of Liberty Broadband Series C common stock during that period.

(5) Investments in Available-for-Sale Securities

All marketable equity and debt securities held by the Company are classified AFS and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations. The Company has elected to account for those of its AFS securities which it considers to be nonstrategic (“Fair Value Option Securities”) at fair value. Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, including our interest in Time Warner Cable which was our only Fair Value Option Security, are summarized as follows:

	December 31,	December 31,
	2016	2015
	amounts in thousands
Time Warner Cable (1)	$—	438,912
Other equity securities	—	648
Total Investments in available-for-sale securities	$—	439,560

(1)	As discussed in note 6, Time Warner Cable merged with Charter on May 18, 2016. Therefore the Company no longer has an investment in Time Warner Cable as of this date.

Unrealized Holding Gains and Losses

There were no unrealized holding gains in Accumulated other comprehensive earnings (loss) related to investment in AFS securities for the year ended December 31, 2016.  For the year ended December 31, 2015, the gross unrealized holding gain related to investment in AFS securities was $357 thousand. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(6) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Legacy Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Legacy Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Legacy Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty’s available for sale securities, including shares of Time Warner Cable. The margin loan secured by the Charter and Time Warner Cable shares was repaid and the collateral was released prior to completion of the Broadband Spin-Off. Under Liberty’s stockholders agreement with Charter, Liberty had the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. Liberty also had the right to cause one of its nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. These rights were transferred to Liberty Broadband in connection with the Broadband Spin-Off  and, in connection with the Bright House Transaction, on May 23, 2015, Liberty Broadband entered into the Second Amended and Restated Stockholders Agreement with Legacy Charter, Charter and A/N, as amended (the “Stockholders Agreement”).  The Stockholders Agreement became fully effective upon the closing of the Time Warner Cable Merger and continues to provide Liberty Broadband with board nomination rights. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532.3 million. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband.

During May 2014, Liberty purchased 897 thousand Legacy Charter shares for approximately $124.5 million. During November 2014, subsequent to the completion of the Broadband Spin-Off, Liberty Broadband borrowed $52 million to fund the exercise of all of the Company’s outstanding Legacy Charter warrants (see note 8). The exercise of the Legacy Charter warrants resulted in a non-cash investing addition of $130.6 million to the equity method investments line item and a $130.6 million non-cash investing reduction to the derivative instruments line item within the consolidated balance sheets.

On May 18, 2016, the Time Warner Cable Merger was completed, which resulted in Legacy Charter and Time Warner Cable becoming wholly owned subsidiaries of Charter. Also on May 18, 2016, the previously announced Bright House Transaction was completed. In connection with these transactions, Legacy Charter underwent a corporate reorganization, resulting in Charter, a former subsidiary of Legacy Charter, becoming the new publicly traded parent company. In connection with the Time Warner Cable Merger and the Bright House Transaction, Liberty Broadband completed the previously announced transactions described below:

Transactions completed in connection with the Time Warner Cable Merger

Charter Investment Agreement

On May 18, 2016, Liberty Broadband completed its previously announced investment in Charter in accordance with the investment agreement dated May 23, 2015 by and among Liberty Broadband, Legacy Charter and Charter (the “Charter Investment Agreement”). Pursuant to the Charter Investment Agreement, immediately following the consummation of the Time Warner Cable Merger, Liberty Broadband purchased from Charter $4.3 billion of shares of Charter Class A common stock, par value $0.001 per share, at a price per share of $195.70 following adjustment by the applicable exchange ratio. As a result, Liberty Broadband received approximately 22.0 million shares of Charter Class A common stock. Liberty Broadband funded its purchase of these shares of New Charter Class A common stock with proceeds from the issuance of Liberty Broadband Series C common stock (note 10).

Charter Contribution Agreement

Also on May 18, 2016, shares of Time Warner Cable common stock held by Liberty Broadband and Liberty Interactive were exchanged, in a tax-free transaction, for shares of Charter Class A common stock which resulted in each of Liberty Broadband and Liberty Interactive receiving one share of Charter Class A common stock for each share of Time Warner Cable common stock so exchanged. In the exchange, Liberty Broadband received approximately 2.4 million shares of Charter Class A common stock, with a fair value of $531.9 million.

Liberty Interactive Proxy Agreement

Pursuant to the Proxy and Right of First Refusal Agreement, dated May 23, 2015, as amended (the “Liberty Interactive Proxy Agreement”), by and between Liberty Broadband and Liberty Interactive, Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all shares of Charter common stock owned beneficially or of record by Liberty Interactive following the closing of the Time Warner Cable Merger, for a five year term subject to extension upon the mutual agreement of both parties, subject to certain limitations. So long as the Liberty Interactive Proxy Agreement is in effect, Liberty Broadband also has a right of first refusal to purchase all or a portion of any shares of Charter common stock which Liberty Interactive proposes to transfer, subject to certain limitations.

Transactions Completed in connection with the Bright House Transaction

Second Amended and Restated Stockholders Agreement

On May 18, 2016, pursuant to the Stockholders Agreement, upon the closing of the Bright House Transaction, Liberty Broadband purchased from Charter approximately 3.7 million additional shares of Charter Class A common stock at a price per share of $191.33 following adjustment by the applicable exchange ratios, for an aggregate purchase price of $700 million. Liberty Broadband funded its $700 million purchase in shares of Charter through cash on hand and margin loan draws (note 8).

Proxy and Right of First Refusal Agreement

In connection with the Bright House Transaction, on May 18, 2016, A/N and Liberty Broadband entered into a proxy and right of first refusal agreement, as amended (the “A/N Proxy”), pursuant to which A/N granted Liberty Broadband a five-year proxy to vote shares of Charter held by A/N, capped at a number of shares representing 7% of the voting power of Charter’s outstanding shares. As a result of the A/N Proxy and the Liberty Interactive Proxy Agreement, Liberty Broadband controls 25.01% of the aggregate voting power of Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is Charter’s largest stockholder.

So long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Class B Common Stock into Charter shares) or Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of New Charter held by A/N, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer. The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash. Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the A/N Proxy.

Investment in Charter

For discussion purposes the term “Charter” will be used to discuss both our previous and current holdings in Legacy Charter and Charter. It is noted that the ticker symbol for Legacy Charter and Charter are the same, and that in connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in Charter, a former subsidiary of Legacy Charter, becoming the new publicly traded parent company.

As of December 31, 2016, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,315 million. The market value of Liberty Broadband’s ownership in Charter as of December 31, 2016 was approximately $15,568 million, which represented an approximate ownership of 20% of the outstanding equity of Charter as of that date.

During the years ended December 31, 2016, 2015 and 2014, there was a dilution gain of $770.8 million, and dilution losses of $7.2 million and $87.2 million, respectively, in the Company’s investment in Charter. The gain during 2016 is primarily due to the Time Warner Cable Merger. Even after considering the exchange of Time Warner Cable shares held by Liberty Broadband to shares of Charter, Liberty Broadband’s interest in Charter was diluted as a result of the conversion of outstanding Time Warner Cable shares held by third parties into shares of Charter. However, Liberty Broadband recognized a gain during the period as Liberty Broadband’s investment basis in Charter was at a price per share below the new equity issued in the Time Warner Cable Merger. This gain was partially offset by losses due to the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s investment basis per share during the year. The loss during 2015 is the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s investment basis per share during the year.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded $811 thousand, $1.3 million and $3.2 million, respectively, of its share of Charter’s other comprehensive earnings, net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive income. The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was $1.3 million, $2.1 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Due to the amortization of amortizable assets acquired and losses due to warrant and stock option exercises at Charter (as previously discussed), the excess basis has decreased to $1,243.7 million as of December 31, 2016. Such amount has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

Property and equipment	$222.2
Customer relationships	386.1
Franchise fees	1,170.2
Trademarks	29.2
Goodwill	145.6
Debt	(37.5)
Deferred income tax liability	(672.1)
$1,243.7

Upon acquisition, the Company ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Included in our share of earnings from Charter of $641.5 million, and losses of Charter of $121.0 million and $127.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, are $41.8 million, $51.6 million and $81.2 million, respectively, of losses, net of taxes, due to the amortization of the excess basis of our investment in Charter related to debt and intangible assets with identifiable useful lives. The excess basis amortization during the year ended December 31, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

Charter Communications, Inc.

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
	amounts in millions
Current assets	$3,300	345
Property and equipment, net	32,963	8,345
Goodwill	29,509	1,168
Intangible assets	81,924	6,862
Other assets	1,371	22,596
Total assets	$149,067	39,316
Current liabilities	$9,572	1,972
Deferred income taxes	26,665	1,590
Long-term debt	59,719	35,723
Other liabilities	2,745	77
Equity	50,366	(46)
Total liabilities and equity	$149,067	39,316

Consolidated Statements of Operations

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Revenue	$29,003	9,754	9,108
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	18,655	6,426	5,973
Depreciation and amortization	6,907	2,125	2,102
Other operating expenses, net	86	89	62
	25,648	8,640	8,137
Operating income	3,355	1,114	971
Interest expense	(2,499)	(1,306)	(911)
Loss on extinguishment of debt	(111)	(128)	—
Other income (expense), net	75	(11)	(7)
Income tax (expense) benefit	2,925	60	(236)
Net earnings (loss)	3,745	(271)	(183)
Less: Net income attributable to noncontrolling interests	(223)	—	—
Net Income (loss) attributable to Charter shareholders	$3,522	(271)	(183)

(7) Goodwill and Other Intangible Assets

Changes in the carrying amount of Skyhook goodwill is as follows (amounts in thousands):

Balance at January 1, 2014	$20,669
Acquisitions (1)	24,931
Impairments (2)	(18,434)
Balance at December 31, 2014	27,166
Impairments (3)	(20,669)
Balance at December 31, 2015	6,497
Other	—
Balance at December 31, 2016	$6,497

(1)	As discussed in note 2, Skyhook Holding, Inc. acquired Skyhook Wireless, Inc. on February 14, 2014.
(2)

In mid-November 2014, Skyhook was notified that one of its significant customers was not expected to renew its contract related to Wi-Fi location software solution for 2015. As a result, approximately 30-40% of Skyhook’s Wi-Fi location software solution revenue was not expected to recur during 2015. Due to this anticipated decline in Skyhook’s operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test. The fair value of Skyhook, including the related intangibles and goodwill, was determined using Skyhook’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The impairment test resulted in a $35.2 million impairment loss recorded to Skyhook’s goodwill and intangible assets related to Skyhook’s Wi-Fi location software solution during December 2014.

(3)

Skyhook’s legacy U-TDOA service was historically largely dependent on one wireless carrier (AT&T), which accounted for approximately 80% - 90% of Skyhook’s overall revenue related to its U-TDOA service. During September 2015, AT&T gave notice that it did not intend to renew its contract, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. The carrying value of Skyhook included a $35.5 million deferred revenue liability related to the contract with AT&T. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of Skyhook. As the reporting unit’s carrying value exceeded the fair value, we performed a Step 2 impairment test. The fair value of Skyhook, including the related intangibles and goodwill, was determined using Skyhook’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The impairment test resulted in a $20.7 million impairment loss related to Skyhook’s goodwill related to Skyhook’s legacy U-TDOA service during December 2015.

As of December 31, 2016, the Company’s accumulated goodwill impairment loss was $39.1 million. The Company does not have any significant indefinite lived intangible assets other than goodwill.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(8,450)	2,373	10,823	(6,872)	3,951
Tradename	2,838	(1,528)	1,310	2,838	(1,154)	1,684
Capitalized software	850	(710)	140	10,973	(10,857)	116
Customer relationships	10,213	(5,440)	4,773	10,212	(4,076)	6,136
	$24,724	(16,128)	8,596	34,846	(22,959)	11,887

Effective January 1, 2015, Skyhook’s patents are amortized straight-line over three to three and a half years. Skyhook's capitalized software intangible assets are amortized straight-line over three to five years. Skyhook's customer relationships and tradename are amortized straight-line over five and a half years. Amortization expense was $3.4 million, $3.1 million and $6.5 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2016 is as follows (amounts in thousands):

2017	$3,368
2018	2,573
2019	1,786
2020	869
2021	—
Total	$8,596

(8) Debt

Outstanding debt at December 31, 2016 and December 31, 2015 is summarized as follows:

	December 31, 2016	December 31, 2015
	amounts in thousands
2014 Margin Loans	400,000	400,000
2016 Margin Loans	200,000	—
Total	$600,000	400,000

2014 Margin Loans

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company ("BroadbandSPV") entered into two margin loan agreements (the "2014 Margin Loan Agreements") with each of the lenders party thereto. The 2014 Margin Loan Agreements permit

BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the " 2014 Margin Loans"), of which BroadbandSPV borrowed $320 million on October 31, 2014 and had $80 million available to be drawn immediately following the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the Legacy Charter warrants. As of December 31, 2014, Liberty Broadband had $372 million outstanding under the 2014 Margin Loan Agreements, with an additional $28 million available to be drawn. $300 million of the amount borrowed pursuant to the 2014 Margin Loan Agreements (less certain expenses incurred in connection with the 2014 Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During October 2015, Liberty Broadband borrowed an additional $28 million pursuant to the 2014 Margin Loan Agreements. The maximum borrowing capacity of $400 million under the 2014 Margin Loan Agreements was outstanding at December 31, 2016. The maturity date of the 2014 Margin Loans is October 30, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55% and have an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Borrowings outstanding under these margin loans bore interest at a rate of 2.39% per annum at December 31, 2016. Interest is payable quarterly in arrears beginning on December 31, 2014. The 2014 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The 2014 Margin Loan Agreements do not include any financial covenants. The 2014 Margin Loan Agreements also contain certain restrictions related to additional indebtedness. In connection with Cheetah 5’s (as defined below) execution of the 2016 Margin Loan Agreements (as defined below), the 2014 Margin Loan Agreements were amended to, among other things, permit the transactions under the 2016 Margin Loan Agreements and conform certain of the terms in the 2014 Margin Loan Agreements to the 2016 Margin Loan Agreements.

2016 Margin Loans

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) with each of the lenders thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). At December 31, 2016, Cheetah 5 had borrowed $200 million as of December 31, 2016 and had $100 million available to be drawn until March 21, 2017. The maturity date of the 2016 Margin Loans is March 21, 2018. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum and have an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Borrowings outstanding under the 2016 Margin Loan Agreements bore interest at a rate of 2.94% per annum at December 31, 2016. Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in Charter during May 2016 (note 6). Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes. The 2016 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of Cheetah 5. The 2016 Margin Loan Agreements do not include any financial covenants. The 2016 Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV and Cheetah 5’s respective obligations under the Margin Loan Agreements, are guaranteed by the Company. In addition, BroadbandSPV and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV and Cheetah 5 to meet the loan to value requirements under the Margin Loan Agreements. The Margin Loan Agreements each contain language that indicates that Liberty Broadband, transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the Margin Loan Agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the Margin Loan Agreements. As of December 31, 2016, 9.5 million shares of Charter with a value of $2.7 billion were pledged as collateral pursuant to the Margin Loan Agreements.

As mentioned, the 2014 Margin Loans have a maturity date of October 2017, which is within one year of the balance sheet date.  As such, the 2014 Margin Loans have been classified as a current liability in the consolidated balance sheet as of December 31, 2016.  Management intends to refinance the loan on a long-term basis. In addition, the 2014 Margin Loans are adequately collateralized, as discussed above.

In connection with the collar agreement on shares of Time Warner Cable entered into on March 27, 2015, as discussed in note 4, the Company also entered into a $234 million revolving loan agreement. On April 7, 2015, Liberty Broadband drew $40 million on this loan, which was the amount used to match the outstanding call liability due in April 2015. The shares of Time Warner Cable underlying the collar served as collateral for borrowings under the revolving loan agreement. Borrowings outstanding under the revolving loan agreement bore interest at the three-month LIBOR rate plus 0.64%, payable quarterly in arrears beginning on March 31, 2015. The interest rate on the unused portion of the revolving loan agreement was 0.12% per annum. The Company repaid the $40 million drawn on the loan during July 2015 and the agreement was terminated upon unwinding of the Time Warner Cable collar agreement.

(9) Income Taxes

Liberty Broadband, as consolidated, was included in the federal consolidated income tax return of Liberty through November 4, 2014. Subsequent to the Broadband Spin-Off, Liberty Broadband files separate federal consolidated income tax returns. The tax provision included in these financial statements has been prepared on a stand-alone basis, as if Liberty Broadband was not part of the consolidated Liberty group for the periods prior to the Broadband Spin-Off. Charter is not included in the Liberty Broadband consolidated group tax return as Liberty Broadband owns less than 80% of the company. A portion of the income taxes allocated to Liberty Broadband by Liberty were treated as an equity contribution by Liberty upon completion of the Broadband Spin-Off.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Current:
Federal	$1,556	(4,234)	510
State and local	853	(862)	473
	2,409	(5,096)	983
Deferred:
Federal	(493,890)	23,512	62,014
State and local	(66,888)	1,452	4,689
	(560,778)	24,964	66,703
Income tax benefit (expense)	$(558,369)	19,868	67,686

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Computed expected tax benefit (expense)	$(516,485)	24,519	70,802
State and local taxes, net of federal income taxes	(42,995)	1,786	2,657
Foreign taxes, net of foreign tax credit	(1,180)	(59)	—
Change in valuation allowance	683	612	(2,154)
Dividends received deduction	931	752	819
Change in tax rate	45	(179)	(998)
Impairment of intangible assets not deductible for tax purposes	—	(7,234)	(6,452)
Loss on liquidation of subsidiary	—	—	3,082
Derivative instrument	396	—	—
Other	236	(329)	(70)
Income tax (expense) benefit	$(558,369)	19,868	67,686

For the year ended December 31, 2016 the significant reconciling items, as noted in the table above, are the result of the effect of state income taxes.

For the year ended December 31, 2015 the significant reconciling items, as noted in the table above, are the result of the impairment to non-deductible goodwill related to Skyhook’s legacy U-TDOA service.

For the year ended December 31, 2014 the significant reconciling items, as noted in the table above, are the result of the impairment to non-deductible goodwill at Skyhook related to its Wi-Fi location software solution and a tax loss from the liquidation of a consolidated subsidiary at Skyhook.

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2016	2015
	amounts in thousands
Deferred tax assets:
Net operating loss and tax credit carryforwards	$23,017	12,585
Investments	—	45,195
Accrued stock-based compensation	4,812	2,896
Deferred revenue	1,721	1,880
Other	2,073	2,254
Total deferred tax assets	31,623	64,810
Less: valuation allowance	(6,945)	(7,628)
Net deferred tax assets	24,678	57,182
Deferred tax liabilities:
Investments	(527,151)	—
Intangible assets	(2,170)	(1,795)
Other	(1)	(19)
Total deferred tax liabilities	(529,322)	(1,814)
Net deferred tax asset (liability)	$(504,644)	55,368

The Company’s valuation allowance decreased $683 thousand in 2016, which affected tax expense during the year ended December 31, 2016.

At December 31, 2016, the Company has a deferred tax liability on investments of $527.2 million primarily as a result of the merger between Time Warner Cable and Charter, as discussed in note 6.

At December 31, 2016, Liberty Broadband had federal and state net operating losses (on a tax effected basis) and tax credit carryforwards for income tax purposes aggregating approximately $23.0 million. These net operating losses and credit carryforwards are expected to be utilized prior to expiration, except for $6.9 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance.  The carryforwards that are expected to be utilized will begin to expire in 2022.

As of December 31, 2016, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2016, Liberty’s tax years prior to 2013 are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2013 through 2014 tax years. The tax loss carryforwards from the 2011 through 2014 tax years are still subject to adjustment. The IRS has completed its examination of Liberty Broadband’s 2015 tax year. Liberty Broadband’s 2016 tax year is being examined as part of the IRS’s Compliance Assurance Process “CAP” program. As discussed earlier, because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes.

(10) Stockholders' Equity

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them, with cash paid in lieu of fractional shares. This resulted in the issuance of an aggregate 85,761,332 shares of Series A, Series B and Series C common stock.

In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Liberty Broadband Series C common stock for every five shares of Liberty Broadband common stock they held as of the rights record date at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

In connection with the Time Warner Cable Merger in May 2016, Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock, par value $0.01 per share (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time certain Amended and Restated Investment Agreements were executed. The purchasers of the Series C Shares were Liberty Interactive through its Liberty Ventures Group (approximately 42.7 million shares) and certain other third party investors, which all invested on substantially similar terms. One of the third party investors also held a position in Time Warner Cable and agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. Each of Legacy Charter and Liberty Broadband obtained stockholder approval during September 2015 for the issuance of the Charter shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. The issuance of the Series C Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder. As a result of the issuance of the Series C Shares in connection with the Transactions, Liberty Interactive’s non-voting economic ownership in Liberty Broadband was 23.5% as of December 31, 2016.

As discussed in note 4, the Company has an outstanding zero-strike call option on 704,908 Series C Shares which expires in March 2017.  The Company prepaid a premium of $47.9 million in December 2016.  Liberty Broadband has the option to settle in cash or Series C Shares upon expiration of the contract. The Company accounts for the zero-strike call option as a financial instrument asset due to its settlement provisions. Accordingly, changes in the fair value of the asset are included in realized and unrealized gains (losses) on financial instruments in the accompanying statement of operations.

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.  As of December 31, 2016, no shares of preferred stock were issued.

Common Stock

Liberty Broadband's Series A common stock has one vote per share, Liberty Broadband's Series B common stock has ten votes per share and Liberty Broadband’s Series C common stock has no votes per share (except as otherwise required by applicable law). Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.  All series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2016, there were 454 thousand shares of Series A and 2.5 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

(11) Stock-Based Compensation

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	December 31,
	2016	2015	2014
Operating expense	$—	7	1
Selling, general and administrative	5,555	5,978	832
Research and development	158	395	166
	$5,713	6,380	999

Liberty Broadband - Incentive Plans

In connection with the Broadband Spin-Off, the holder of an outstanding option or stock appreciation right (collectively, “Award”) to purchase shares of Liberty common stock on the record date (an “original Liberty Award”) received an Award to purchase shares of the corresponding series of our Liberty Broadband common stock (a “Liberty Broadband Award”) and an adjustment to the exercise price and number of shares subject to the original Liberty Award (as so adjusted, an “adjusted Liberty Award”). Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to options resulting from the Broadband Spin-Off will not be recognized in the Company’s consolidated financial statements.

Except as described above, all other terms of an adjusted Liberty Award and a new Liberty Broadband Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Award.

Pursuant to the Liberty Broadband 2014 Omnibus Incentive Plan, as amended, the Company may grant Awards to be made in respect of a maximum of 8.4 million shares of Liberty Broadband common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years.  Liberty Broadband issues new shares upon exercise of equity awards.

Liberty Broadband – Grants of Stock Options

During the year ended December 31, 2016, Liberty Broadband granted 17 thousand options to purchase shares of Series C common stock to its non-employee directors with a weighted average grant-date fair value of $18.64 per share which cliff vest over a one year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2016, 2015 and 2014, the range of expected terms was 4.6 to 7.3 years.  Since Liberty Broadband common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of Liberty Broadband and Charter common stock and the implied volatility of publicly traded Liberty Broadband and Charter options; as the most significant asset within Liberty Broadband, the volatility of Charter was considered in the overall volatility of Liberty Broadband.  For grants made in 2016, 2015 and 2014, the range of volatilities was 26.2% to 28.5%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	630	$32.36
Granted	—	$—
Exercised	(176)	$32.06
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	454	$32.47	3.0	$18
Exercisable at December 31, 2016	448	$32.32	2.9	$18

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	2,761	$41.09
Granted	17	$72.11
Exercised	(311)	$31.93
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	2,467	$42.45	6.1	$78
Exercisable at December 31, 2016	934	$32.81	3.0	$39

The Company had no outstanding Series B options during 2016.

As of December 31, 2016, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $15.0 million.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2 years.

As of December 31, 2016, Liberty Broadband reserved 2.9 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2016, 2015 and 2014 was $14.4 million, $11.2 million, and $1.8 million, respectively.

Liberty Broadband – Restricted Shares

The aggregate fair value of all Series A and Series C restricted shares of Liberty Broadband common stock that vested during the years ended December 31, 2016, 2015 and 2014 was $674 thousand, $5.8 million, and $172 thousand, respectively.

As of December 31, 2016, the Company had approximately 27,000 unvested restricted shares of Series A and Series C Liberty Broadband common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $15.30 per share.

Skyhook equity incentive plans

Long-Term Incentive Plans

Skyhook has granted PARs and PSUs to employees, directors, and consultants of Skyhook, pursuant to the LTIPs. PAR grants under the LTIPs vest over a four or five-year period. On June 30 of each of the fiscal years following the second, fourth, sixth, and eighth anniversaries of the date of a grant, 25% of the original grant is deemed to have been exercised and canceled. Upon such date, the holders of such grants receive the appreciation in the value of the grant, if any, from the value of the grant on the date of its issuance. PSUs, unless otherwise indicated, have the same vesting, exercise, and cancellation provisions as PARs granted under the plan. Certain of the PARs and the majority of the outstanding PSU grants contain modifications to the standard vesting, exercise and cancellation provisions. On July 29, 2016, all Skyhook PARs were converted into PARs granted under the TruePosition LTIP and future awards under the Skyhook LTIP were suspended. Concurrent with the conversion, Skyhook made certain adjustments to the outstanding TruePosition PARs and PSUs to standardize and simplify the valuation of awards granted under the TruePosition LTIP. As a result of the name change of TruePosition, Inc. to Skyhook Holding, Inc., it is expected that the TruePosition Long Term Incentive Plan will be renamed the Skyhook Holdings Long Term Incentive Plan.

Upon separation from Skyhook, holders of grants are eligible, assuming all conditions are met under the LTIPs, to receive the appreciation in value of their vested PAR grants and the value of their vested PSU grants as of the date of their separation that have not been deemed exercised and canceled.

The following summarizes the PAR and PSU activities under the LTIPs during 2016 (in thousands):

	TruePosition
	Stand-alone	Stand-alone	Skyhook
	PARs	PSUs	PARs
Outstanding at January 1, 2016	894	160	7,061
Grants	—	—	—
Exercises	(185)	(38)	(1,552)
Forfeitures	(4)	—	(1,832)
Outstanding prior to conversion and adjustments	705	122	3,677
Conversions and adjustments	6,070	413	(3,677)
Grants	4,147	—	—
Exercises	(56)	—	—
Forfeitures	(154)	—	—
Outstanding at December 31, 2016	10,712	535	—
Fair value of outstanding grants	$911	1,588	$—
Vested fair value	$415	$1,084	$—
Weighted average remaining vesting period	2.5 years	$2.1 years	NA

Grants that are exercised and paid and grants that are forfeited, canceled, or otherwise not paid are available for grant under the LTIPs.

Grants under the LTIPs may be settled in cash, publicly traded stock of the companies or an affiliate of the companies, or a combination thereof. Skyhook accounts for grants under the LTIPs as liability instruments. Accordingly, Skyhook measures the cost of employee services received in exchange for grants based on the current fair value of the grants and records a liability at the end of each reporting period equivalent to the vested portion of such current fair value.

Skyhook calculates the grant-date fair value and subsequent remeasurement of its liability classified awards using the Black-Scholes model. Skyhook estimates the expected term of the awards based on historical exercise and forfeiture data. The expected term for grants made to during 2016 ranged from 0.5 - 7.5 years. The volatility used by Skyhook in the Black-Scholes model for grants made during 2016 was 30%. Skyhook uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options, which ranged from 0.6% - 2.3% for grants made in 2016.

As of December 31, 2016 and 2015, $1.7 million and $2.0 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

(12) Employee Benefit Plans

Prior to January 1, 2015, Skyhook participated in Liberty’s defined-contribution plan (the “Liberty 401(k) Plan”). The Liberty 401(k) Plan provided for employees to make contributions by salary reductions to a trust for investment in Liberty common stock, as well as several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code.

Beginning January 1, 2015, employees of Skyhook participate in a separate defined-contribution plan administered by Skyhook (the “TruePosition 401(k) Plan”). The TruePosition 401(k) Plan provides for employees to make contributions by salary reductions for investment in several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code. It is anticipated that the TruePosition 401(k) Plan will be renamed the Skyhook 401(k) plan as of March 1, 2017.

Pursuant to the existing TruePosition 401(k) Plan, Skyhook employees are eligible for 100% matching contributions for each dollar contributed up to 10%, and 50% matching contributions for each dollar contributed up to 8% of the employees’ total compensation, subject to certain limitations. For the years ended December 31, 2016, 2015 and 2014, Skyhook contributed approximately $0.8 million, $1.1 million and $1.5 million respectively.

(13) Related Party Transactions

During the year ended December 31, 2014 certain of Skyhook’s costs and expenses were charged to Skyhook by Liberty. The amounts due to (from) Liberty and the activities for the year ended December 31, 2014 are summarized as follows (amounts in thousands):

2014
Payable (receivable) at beginning of year	$(5,953)
Costs and expenses charged by Liberty	3,913
Amounts (receivable) due under the tax-sharing arrangement	(4,094)
Transfer of related party receivable to (from) note receivable	5,306
Payments to Liberty	(6,399)
Amount receivable (due) under the tax-sharing arrangement transferred to Liberty Broadband	7,227
(Receivable) payable at end of year	$—

Prior to the completion of the Broadband Spin-Off, Skyhook was a party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, Skyhook had been obligated to make cash payments to Liberty (or its former affiliate) in each year Skyhook generated positive taxable income, determined as if Skyhook filed a separate tax return. The amount of such payment has been equal to the amount of Skyhook’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, Skyhook would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then Skyhook would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. Skyhook made payments of $3.2 million in 2014 under these tax sharing arrangements. Prior to the completion of the Broadband Spin-Off, Skyhook’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and Skyhook was extinguished.

(14) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2018. The aggregate minimum annual lease payments under the noncancelable operating leases as of December 31, 2016 are as follows (amounts in thousands):

2017	$592
2018	27
$619

Skyhook’s two principal facilities are under lease through December 2017 and January 2018, respectively. Total rental expense for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.7 million and $3.3 million, respectively.

Litigation

On May 23, 2012, Skyhook (then known as TruePosition) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Polaris Wireless, Inc. (“Polaris”), related to the sale by Polaris of systems used to locate mobile devices.  In parallel with the lawsuit, at Polaris’s request, the U.S. Patent and Trademark Office initiated an Inter Partes Review.  Both the District Court and the Patent Trial and Appeal Board ruled adversely to Skyhook and those rulings were upheld on appeal. No further appeal was taken. During the pendency of the appeal, Polaris filed a motion in the District Court for an award of approximately $3 million in attorneys’ fees and expenses incurred in defending the lawsuit.  The matter was heard by the Court on October 16, 2015, wherein the court denied the Polaris motion.

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. (“Google”). In March 2013, Skyhook amended its lawsuit to add additional claims. In total, at the time the case was to be tried, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015.  However, on March 5, 2015, the parties advised the District Court that the case has been settled and thereby dismissed the action without costs and without prejudice to the right person, upon good cause shown within 45 days, to reopen the action if settlement is not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. The settlement amount of $90 million is recorded net of approximately $29.5 million for legal fees in the statement of operations for the year ended December 31, 2015.

General Litigation

In the ordinary course of business, the Company and its consolidated subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Indemnification Claims

In the normal course of business, Skyhook provides indemnification to certain customers against specified claims that might arise against those customers from the use of Skyhook’s products. To date, Skyhook has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending and are described below. Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although Skyhook’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of December 31, 2016 or 2015.

One of Skyhook’s former customers, T-Mobile, has made two indemnification claims related to its use of its legacy U-TDOA service technology. In September, 2008, T-Mobile requested indemnification for damages (including defense costs) that it may incur in a patent infringement action that Emsat Advanced Geolocation, LLC (“Emsat”) filed against T-Mobile. Skyhook is not a party to the suit and they have denied any obligation to indemnify T-Mobile and believe that the equipment supplied to T-Mobile is not covered by the patent claims that Emsat is asserting against T-Mobile. T-Mobile has not yet formally pursued its indemnification claims in a civil court action, but has indicated its intention to do so after the infringement action is resolved. In March 2014, T-Mobile requested indemnification for damages (including defense costs) that it may incur in a patent infringement action that Guidance IP LLC (“Guidance”) filed against T-Mobile. Skyhook is not a party to the suit, though at the time, the entities indicated a willingness to participate in the defense of the action, but received no response from T-Mobile.

Another Skyhook legacy U-TDOA service customer, AT&T, has made four indemnification claims against Skyhook. In October 2008, AT&T requested indemnification for damages (including defense costs) that it may incur relating to the Emsat litigation described in the preceding paragraph (to which AT&T is a party). In June 2009, AT&T requested indemnification for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tendler Cellular of Texas, LLC (“Tendler”) (to which Skyhook is not a party). This action relates to a former subsidiary of Skyhook, Useful Networks, Inc., whose operations were discontinued in 2010. In June 2011, AT&T requested indemnification for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tracbeam, LLC (“Tracbeam”) (to which Skyhook is not a party). Skyhook has denied that it is obligated to indemnify AT&T with respect to the Emsat and Tendler cases. AT&T has not yet formally pursued its indemnification claims in a civil court action and it is unclear at this time whether or not it will do so. The lawsuit filed against AT&T by Guidance, was resolved by the payment to AT&T of $55 thousand during October 2015. With respect to Tracbeam, AT&T has determined that the total allocated contribution attributable to Skyhook-related products is $132 thousand and has invoiced Skyhook accordingly. Skyhook has informed AT&T that it believes that the allocation method employed by AT&T is flawed and that the actual amount owed is less than $132 thousand. In general, Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although those liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

(15) Segment Information

Liberty Broadband identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty Broadband’s annual pre-tax earnings (losses).

Liberty Broadband evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA. In addition, Liberty Broadband reviews nonfinancial measures such as subscriber growth.

Liberty Broadband defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2016, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•	Skyhook— a wholly owned subsidiary of the Company that provides a Wi-Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.
•

Charter—an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements. For periods in which Liberty Broadband owned Charter shares and warrants, we have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband consolidated financial statements.

Performance Measures

	Years ended December 31,
	2016		2015		2014
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
Skyhook	$30,586	(2,681)	91,182	43,600	69,045	(2,152)
Charter	29,003,000	10,506,000	9,754,000	3,317,000	9,108,000	3,128,000
Corporate and other	—	(8,761)	—	(11,958)	—	(1,559)
	29,033,586	10,494,558	9,845,182	3,348,642	9,177,045	3,124,289
Eliminate equity method affiliate	(29,003,000)	(10,506,000)	(9,754,000)	(3,317,000)	(9,108,000)	(3,128,000)
Consolidated Liberty Broadband	$30,586	(11,442)	91,182	31,642	69,045	(3,711)

Other Information

	December 31, 2016			December 31, 2015
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
Skyhook	$30,463	—	267	61,395	—	731
Charter	149,067,000	—	5,325,000	39,316,000	—	1,840,000
Corporate and other	9,560,497	9,315,253	—	3,504,346	2,372,699	—
	158,657,960	9,315,253	5,325,267	42,881,741	2,372,699	1,840,731
Eliminate equity method affiliate	(149,067,000)	—	(5,325,000)	(39,316,000)	—	(1,840,000)
Consolidated Liberty Broadband	$9,590,960	9,315,253	267	3,565,741	2,372,699	731

Revenue by Geographic Area

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
United States	$27,806	87,739	66,045
Other countries	2,780	3,443	3,000
	$30,586	91,182	69,045

Long-lived Assets by Geographic Area

	December 31,
	2016	2015
	amounts in thousands
United States	$710	1,248
Other countries	—	—
	$710	1,248

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Consolidated segment Adjusted OIBDA	$(11,442)	31,642	(3,711)
Stock-based compensation	(5,713)	(6,380)	(999)
Depreciation and amortization	(4,005)	(6,088)	(9,043)
Gain on legal settlement	—	60,450	6,000
Impairment of intangible assets	—	(20,669)	(35,221)
Operating income (loss)	(21,160)	58,955	(42,974)
Interest expense	(14,956)	(7,424)	(1,138)
Dividend and interest income	5,020	3,797	5,426
Share of earnings (loss) of affiliates, net	641,544	(120,962)	(127,573)
Realized and unrealized gains (losses) on financial instruments, net	94,122	2,619	51,189
Gain (loss) on dilution of investment in affiliate	770,766	(7,198)	(87,158)
Other, net	336	158	(63)
Earnings (loss) from continuing operations before income taxes	$1,475,672	(70,055)	(202,291)

(16) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2016:
Revenue	$3,831	2,966	20,616	3,173
Operating income (loss)	$(9,340)	(10,737)	6,624	(7,707)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(22,241)	890,154	3,789	45,601
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.22)	6.31	0.02	0.25
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.22)	6.28	0.02	0.25

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2015:
Revenue	$13,316	12,645	15,225	49,996
Operating income (loss)	$50,471	(3,414)	288	11,610
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$5,318	(7,809)	(19,295)	(28,401)
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.05	(0.08)	(0.19)	(0.28)
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.05	(0.08)	(0.19)	(0.28)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Date: February 28, 2017	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: February 28, 2017	By /s/Mark D. Carleton
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 28, 2017
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 28, 2017
Gregory B. Maffei	and President

/s/Mark D. Carleton	Chief Financial Officer	February 28, 2017
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 28, 2017
Richard N. Barton

/s/Michael A. George	Director	February 28, 2017
Michael A. George

/s/M. Ian G. Gilchrist	Director	February 28, 2017
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 28, 2017
Evan D. Malone

/s/David E. Rapley	Director	February 28, 2017
David E. Rapley

/s/M. LaVoy Robison	Director	February 28, 2017
M. LaVoy Robison

/s/Larry E. Romrell	Director	February 28, 2017
Larry E. Romrell

/s/Andrea L. Wong	Director	February 28, 2017
Andrea L. Wong

/s/Mark Vadon	Director	February 28, 2017
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

2.2

Agreement and Plan of Reorganization, dated as of August 16, 2015, by and among Liberty Interactive Corporation, zulily, inc., Mocha Merger Sub, Inc., and Ziggy Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to zulily, inc.’s Current Report on Form 8-K filed on August 17, 2015 (File No. 001-36188) (the “Reorganization Agreement”)).

2.3

Reorganization Agreement, dated as of July 15, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 2.1 to CommerceHub, Inc.’s Current Report on Form 8-K filed on July 26, 2016 (File No. 001-37840) (the “CommerceHub 8-K”)).

2.4

Reorganization Agreement, dated as of October 26, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Expedia Holdings, Inc.’s Registration Statement on Form S-4 filed on November 4, 2016 (File No. 333-210377)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Form 8-A filed on June 4, 2015 (File No. 001-33982) (the “Form 8-A”)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Liberty Interactive Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-A).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2015 (File No. 001-33982)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1	Form of Specimen certificate for shares of the Registrant's Series A QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Form 8-A).

4.2	Form of Specimen certificate for shares of the Registrant's Series B QVC Group common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Form 8-A).

4.3

Specimen certificate for shares of the Registrant's Series A Liberty Ventures common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed on April 3, 2012 (File No. 333-180543) (the “Liberty S-4”)).

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

10.9

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”)

10.10

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.11	Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)).

10.12

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K).

10.14

Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).

10.15

Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).

10.16	Form of Stock Appreciation Rights Agreement under the 2000 Incentive Plan and the 2007 Incentive Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2009 10-K).

10.17	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K).

10.18	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K).

10.19	Form of Stock Appreciation Rights Agreement under the 2002 Directors Plan (incorporated by reference to Exhibit 10.22 to the Liberty 2009 10-K).

10.20	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K).

10.21

Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).

10.22	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q).

10.23	Employment Agreement between Michael George and QVC, effective December 16, 2015 (incorporated by reference to Exhibit 10.23 to the Liberty 2015 10-K).

10.24

Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 (File No. 001-33982)).

10.25

Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)).

10.26

Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-33982)).

10.27

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.27 to the Liberty 2015 10-K).

10.28	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K).

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

10.31	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K)

10.32

Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.33

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.34

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982)).

10.35

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.36	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the CommerceHub 8-K).

10.37

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

10.38

Indenture dated as of September 25, 2009 among QVC, the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to QVC's Registration Statement on Form S-4 filed on October 19, 2012 (File No. 333-184501) (the “QVC S-4”)).

10.39

Indenture dated as of March 23, 2010 among QVC, the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the QVC S-4).

10.40	Indenture dated as of July 2, 2012 among QVC, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the QVC S-4).

10.41

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q filed on May 9, 2013 (File No. 333-184501)).

10.42

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.43

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.44

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

10.45

Third Amended and Restated Credit Agreement, dated as of June 23, 2016, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2016 (File No. 001-33982)).

10.46

Tender and Support Agreement, dated as of August 16, 2015, by and among Darrell Cavens, Mark Vadon, Liberty Interactive Corporation, Mocha Merger Sub, Inc. and zulily, inc. (incorporated by reference to Exhibit 99.1 to zulily, inc.’s Current Report on Form 8-K filed on August 17, 2015 (File No. 001-36188)).

10.47

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, Ltd., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on May 29, 2015 (File No. 001-36713) (the “LBC 8-K”).

10.48

Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.49

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.50	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)).

10.51	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)).

10.52	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K).

10.53	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K).

21	Subsidiaries of Liberty Interactive Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

99.3

List of Omitted Schedules and Exhibits to the Reorganization Agreement (incorporated by reference to Exhibit 99.1 to Liberty Interactive Corporation’s Current Report on Form 8-K (File No. 001-33982) as filed on August 19, 2015).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*  Filed herewith.

** Furnished herewith.