Form 10-Q
period 2017-03-31
Liberty Interactive Corp
filed 2017-05-09
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of April 30, 2017 was:

	Series A	Series B

QVC Group	421,506,389	29,411,367
Liberty Ventures	81,199,016	4,271,867

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$821	825
Trade and other receivables, net of allowance for doubtful accounts of $97 million and $99 million, respectively	969	1,308
Inventory, net	1,050	968
Other current assets	80	68
Total current assets	2,920	3,169
Investments in available-for-sale securities and other cost investments (note 7)	2,185	1,922
Investments in affiliates, accounted for using the equity method (note 8)	567	581
Investment in Liberty Broadband measured at fair value (note 8)	3,688	3,161
Property and equipment, at cost	2,211	2,163
Accumulated depreciation	(1,087)	(1,032)
	1,124	1,131
Intangible assets not subject to amortization (note 9):
Goodwill	6,075	6,052
Trademarks	3,302	3,302
	9,377	9,354
Intangible assets subject to amortization, net (note 9)	862	1,005
Other assets, at cost, net of accumulated amortization	35	32
Total assets	$20,758	20,355

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2017	2016
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$727	790
Accrued liabilities	601	706
Current portion of debt, including $901 million and $862 million measured at fair value (note 10)	917	876
Other current liabilities	180	162
Total current liabilities	2,425	2,534
Long-term debt, including $845 million and $805 million measured at fair value (note 10)	7,013	7,166
Deferred income tax liabilities	3,911	3,636
Other liabilities	162	158
Total liabilities	13,511	13,494
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 421,476,652 shares at March 31, 2017 and 429,005,932 shares at December 31, 2016	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,411,867 shares at March 31, 2017 and 29,358,638 shares at December 31, 2016	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 81,177,231 shares at March 31, 2017 and 81,150,711 shares at December 31, 2016	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 4,271,866 shares at March 31, 2017 and 4,271,958 shares at December 31, 2016	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(243)	(266)
Retained earnings	7,399	7,032
Total stockholders' equity	7,162	6,772
Noncontrolling interests in equity of subsidiaries	85	89
Total equity	7,247	6,861
Commitments and contingencies (note 12)
Total liabilities and equity	$20,758	20,355

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Total revenue, net	$2,327	2,510
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,505	1,626
Operating	151	170
Selling, general and administrative, including stock-based compensation (note 4)	250	308
Depreciation and amortization	208	217
	2,114	2,321
Operating income (loss)	213	189
Other income (expense):
Interest expense	(90)	(93)
Share of earnings (losses) of affiliates, net (note 8)	(27)	3
Realized and unrealized gains (losses) on financial instruments, net (note 6)	701	(7)
Other, net	1	38
	585	(59)
Earnings (loss) from continuing operations before income taxes	798	130
Income tax (expense) benefit	(279)	(38)
Earnings (loss) from continuing operations	519	92
Earnings (loss) from discontinued operations, net of taxes	—	(16)
Net earnings (loss)	519	76
Less net earnings (loss) attributable to the noncontrolling interests	12	8
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$507	68

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$91	94
Liberty Ventures common stock	416	(26)
	$507	68

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2017	2016
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.20	0.19
Series A and Series B Liberty Ventures common stock	$4.89	(0.07)
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.20	0.19
Series A and Series B Liberty Ventures common stock	$4.84	(0.07)

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.20	0.19
Series A and Series B Liberty Ventures common stock	$4.89	(0.18)
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.20	0.19
Series A and Series B Liberty Ventures common stock	$4.84	(0.18)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Net earnings (loss)	$519	76
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	27	34
Share of other comprehensive earnings (losses) of equity affiliates	2	(1)
Other comprehensive earnings (loss)	29	33
Comprehensive earnings (loss)	548	109
Less comprehensive earnings (loss) attributable to the noncontrolling interests	18	15
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$530	94

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$112	114
Liberty Ventures common stock	418	(20)
	$530	94

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$519	76
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	16
Depreciation and amortization	208	217
Stock-based compensation	16	31
Cash payments for stock-based compensation	—	(10)
Share of (earnings) losses of affiliates, net	27	(3)
Cash receipts from returns on equity investments	7	9
Realized and unrealized (gains) losses on financial instruments, net	(701)	7
Deferred income tax expense (benefit)	255	6
Other, net	3	(36)
Changes in operating assets and liabilities
Current and other assets	254	281
Payables and other liabilities	(162)	(300)
Net cash provided (used) by operating activities	426	294
Cash flows from investing activities:
Cash proceeds from dispositions of investments	—	9
Investments in and loans to cost and equity investees	(21)	(22)
Capital expended for property and equipment	(30)	(51)
Purchases of short term and other marketable securities	—	(116)
Sales of short term and other marketable securities	—	425
Other investing activities, net	(1)	(12)
Net cash provided (used) by investing activities	(52)	233
Cash flows from financing activities:
Borrowings of debt	499	623
Repayments of debt	(704)	(598)
Repurchases of QVC Group common stock	(152)	(238)
Withholding taxes on net settlements of stock-based compensation	(4)	(8)
Other financing activities, net	(26)	(5)
Net cash provided (used) by financing activities	(387)	(226)
Effect of foreign currency exchange rates on cash	9	(13)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	6
Cash provided (used) by investing activities	—	—
Cash provided (used) by financing activities	—	—
Change in available cash held by discontinued operations	—	—
Net cash provided (used) by discontinued operations	—	6
Net increase (decrease) in cash and cash equivalents	(4)	294
Cash and cash equivalents at beginning of period	825	2,449
Cash and cash equivalents at end of period	$821	2,743

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2017

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	5	—	1	—	—	(266)	7,032	89	6,861
Net earnings	—	—	—	—	—	—	—	507	12	519
Other comprehensive loss	—	—	—	—	—	—	23	—	6	29
Stock compensation	—	—	—	—	—	16	—	—	—	16
Series A QVC Group common stock repurchases	—	—	—	—	—	(152)	—	—	—	(152)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(22)	(22)
Option exercises	—	—	—	—	—	1	—	—	—	1
Withholding taxes on net settlements of stock-based compensation	—	—	—	—	—	(4)	—	—	—	(4)
Reclassification	—	—	—	—	—	140	—	(140)	—	—
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at March 31, 2017	$—	5	—	1	—	—	(243)	7,399	85	7,247

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries in North America, Europe and Asia and the cable industry in North America. The Company’s wholly-owned subsidiary, QVC, Inc.’s (“QVC”) business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2016.

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

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband Corporation (“Liberty Broadband”) (for accounting purposes a related party of the Company) in connection with the merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“New Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed. Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group  (as defined in note 2). See note 8 for additional information related to this investment.

Liberty also exchanged, in a tax-free transaction, its shares of TWC common stock for shares of New Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of New Charter Class A common stock held by Liberty in the exchange.

On July 22, 2016, Liberty completed its previously announced spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub, Inc. (“CommerceHub”).  The CommerceHub Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. In September 2016, the Internal

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue Service (“IRS”) completed its review of the CommerceHub Spin-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion. See the discussion in note 3 regarding discontinued operations treatment for the CommerceHub Spin-Off.

On November 4, 2016, Liberty completed its previously announced split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia, Inc. (“Expedia”) and Liberty’s former wholly-owned subsidiary Bodybuilding.com, LLC (“Bodybuilding”). On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion. See the discussion in note 3 regarding discontinued operations treatment for the Expedia Holdings Split-Off.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have identified the Company’s various revenue streams and are working with our subsidiaries to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

In July 2015, the FASB issued new accounting guidance that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has adopted this guidance as of January 1, 2017, and there was no significant effect of the standard on its financial reporting.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016.  The presentation changes for excess tax benefits were applied retrospectively in the prior year, resulting in $5 million of excess tax benefits for the three months ended March 31, 2016 being reclassified in the accompanying condensed consolidated statement of cash flows from financing activities to cash flows from operating activities.

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

As a result of repurchases of Series A QVC Group common stock, the Company’s additional paid-in capital balance was in a deficit position as of March 31, 2017.  In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($140 million) at March 31, 2017 to retained earnings.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liberty has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes a related party of the Company), a separate publicly traded company, neither of which has any stock ownership, beneficial or otherwise, in the other, in order to govern relationships between the companies. These agreements include a Reorganization Agreement, Services Agreement, Facilities Sharing Agreement and Tax Sharing Agreement.

The Reorganization Agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the Services Agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $3 million was reimbursable to LMC for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

(2)   Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the Liberty QVC Group and the Ventures Group, respectively (as defined below).

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

The term “QVC Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2017, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC and zulily, llc (“zulily”), our approximate 38% interest in HSN, Inc. (“HSN”), cash and certain liabilities that reside with QVC and zulily, certain liabilities related to our corporate indebtedness (see note 10) and certain deferred tax liabilities. As of March 31, 2017, the QVC Group has cash and cash equivalents of approximately $379 million, which includes subsidiary cash.

The term “Ventures Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2017, the Ventures Group is comprised primarily of our interests in Evite, Inc. (“Evite”), FTD Companies, Inc. (“FTD”), LendingTree, Inc. (“LendingTree”), Liberty Broadband,  investments in Charter, ILG, Inc. (“ILG”), and Time Warner Inc. (“Time Warner”),  and cash and cash equivalents of approximately $442 million. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI.  Liberty and LI LLC will contribute to GCI Liberty (as defined below) its entire equity interest in Liberty Broadband, Charter and LendingTree, together with

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

the Evite operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash and (b) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (to be named GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty.  Holders of GCI Class A Common Stock and GCI Class B Common Stock each will receive (i) 0.63 of a share of reclassified GCI Class A Common Stock and (ii) 0.20 of a share of new GCI Series A preferred stock in exchange for each share of their existing GCI stock.   The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A Common Stock and $5.00 per share in newly issued GCI Preferred Stock, and a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B Common Stock). The Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities, if effected as of the date hereof, would include cash, Liberty’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures (other than its outstanding 1.75% Exchangeable Debentures due 2046 that are exchanged for mirror debentures of GCI in an exchange offer to be conducted prior to the closing of the Transactions), and certain tax benefits.  Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated during the first quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3)    Disposals

On July 22, 2016, Liberty completed the CommerceHub Spin-Off. CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying condensed consolidated statements of operations is $22 million for the three months ended March 31, 2016 related to CommerceHub.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2 million for the three months ended March 31, 2016 related to CommerceHub.

On November 4, 2016, Liberty completed the Expedia Holdings Split-Off. At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia and Liberty’s former wholly-owned subsidiary Bodybuilding. Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the Expedia Holdings Split-Off represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the accompanying condensed consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the accompanying condensed consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016. Included in revenue in the accompanying condensed consolidated statements of operations is $116 million for the three months ended March 31, 2016 related to Bodybuilding. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of $1  million for the three months ended March 31, 2016 related to Bodybuilding.

Certain financial information for Liberty’s investment in Expedia, which is included in the discontinued operations line items of the consolidated Liberty balance sheets as of March 31, 2016, is as follows:

March 31,
2016
amounts in millions
Earnings (loss) before income taxes	(28)
Income tax (expense) benefit	12

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

March 31,
2016
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	NA
Series A and Series B Liberty Ventures common stock	(0.11)
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	NA
Series A and Series B Liberty Ventures common stock	(0.11)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and options to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $16 million and $31 million of stock-based compensation during the three months ended March 31, 2017 and 2016, respectively.

In connection with our CEO’s employment agreement, during the three months ended March 31, 2017, Liberty granted 115 thousand performance-based RSUs of Series B QVC Group common stock which have a GDFV of $19.90 per share and cliff vest in one year, subject to satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

The Company has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards and certain performance-based Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stock and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company.

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	29,585	$20.80
Granted	—	$—
Exercised	(390)	$12.48
Forfeited/Cancelled	(450)	$27.79
Outstanding at March 31, 2017	28,745	$20.80	4.2	years	$63
Exercisable at March 31, 2017	19,073	$18.67	3.3	years	$55

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	1,489	$27.50
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2017	1,489	$27.50	5.4	years	$—
Exercisable at March 31, 2017	843	$25.68	5.9	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	1,974	$22.18
Granted	—	$—
Exercised	(43)	$18.10
Forfeited/Cancelled	(10)	$36.86
Outstanding at March 31, 2017	1,921	$22.20	3.0	years	$43
Exercisable at March 31, 2017	1,538	$18.48	2.3	years	$40

Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	987	$35.02
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2017	987	$35.02	4.9	years	$10
Exercisable at March 31, 2017	184	$36.82	5.7	years	$1

As of March 31, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $106 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of March 31, 2017, Liberty reserved for issuance upon exercise of outstanding stock options approximately 28.7 million shares of Series A QVC Group common stock, 1.5 million shares of Series B QVC Group common stock, 1.9 million shares of Series A Liberty Ventures common stock and 1.0 million shares of Series B Liberty Ventures common stock.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)   Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding  ("WASO") for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended March 31, 2017 and 2016,  are 14 million and 12 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended
	March 31,
	2017	2016
	number of shares in millions
Basic WASO	453	485
Potentially dilutive shares	2	6
Diluted WASO	455	491

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS, for the three months ended March 31, 2017 and 2016 are less than a million potential common shares because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended
	March 31,
	2017	2016
	number of shares in millions
Basic WASO	85	142
Potentially dilutive shares	1	1
Diluted WASO	86	143

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2017			December 31, 2016
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$667	667	—	625	625	—
Available-for-sale securities	$2,104	2,104	—	1,846	1,846	—
Investment in Liberty Broadband	$3,688	3,688	—	3,161	3,161	—
Debt	$1,746	—	1,746	1,667	—	1,667

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Fair Value Option Securities - Available-for-sale securities	$260	136
Fair Value Option Securities - Liberty Broadband	526	NA
Exchangeable senior debentures	(84)	(142)
Other financial instruments	(1)	(1)
	$701	(7)

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	March 31,	December 31,
	2017	2016
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Charter	1,754	1,543
ILG	349	302
Other investments	78	73
Total attributed Ventures Group	2,181	1,918
Consolidated Liberty	$2,185	1,922

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at March 31, 2017 and the carrying amount at December 31, 2016:

				December 31,
	March 31, 2017			2016
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN	38%	$743	$194	184
Other	various	NA	39	40
Total QVC Group			233	224
Ventures Group
FTD	37%	205	212	216
Other	various	NA	122	141
Total Ventures Group			334	357
Consolidated Liberty			$567	581

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2017	2016
	amounts in millions
QVC Group
HSN	$16	22
Other	(2)	(1)
Total QVC Group	14	21
Ventures Group
FTD	(5)	(3)
Other	(36)	(15)
Total Ventures Group	(41)	(18)
Consolidated Liberty	$(27)	3

Investment in Liberty Broadband

As discussed in note 1, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of March 31, 2017, Liberty has a 24% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband for accounting purposes even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	March 31, 2017	December 31, 2016
	amounts in millions
Current assets	$252	258
Investment in Charter, accounted for using the equity method	9,330	9,315
Other assets	16	18
Total assets	9,598	9,591
Long-term debt, including current portion	599	599
Deferred income taxes	507	505
Other liabilities	13	14
Equity	8,479	8,473
Total liabilities and shareholders’ equity	$9,598	9,591

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue	$3	4
Operating expenses, net	9	13
Operating income (loss)	(6)	(9)
Share of earnings (losses) of affiliates	19	(70)
Realized and unrealized gains (losses) on financial instruments, net	1	45
Other income (expense), net	(36)	(2)
Income tax benefit (expense)	8	14
Net earnings (loss)	$(14)	(22)

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	QVC	zulily	Other	Total
	amounts in millions
Balance at January 1, 2017	$5,110	917	25	6,052
Foreign currency translation adjustments	23	—	—	23
Balance at March 31, 2017	$5,133	917	25	6,075

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $162 million and $176 million for the three months ended March 31, 2017 and 2016, respectively. Based on its amortizable intangible assets as of March 31, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$360
2018	$258
2019	$126
2020	$66
2021	$52

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2017	March 31, 2017	December 31, 2016
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	501
1% Exchangeable Senior Debentures due 2043	1	—	—
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,699	1,699	1,896
Other subsidiary debt	180	180	174
Deferred loan costs		(29)	(28)
Total QVC Group debt	$6,221	6,184	6,375
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$435	290	276
3.75% Exchangeable Senior Debentures due 2030	436	284	267
3.5% Exchangeable Senior Debentures due 2031	333	324	316
0.75% Exchangeable Senior Debentures due 2043	1	3	3
1.75% Exchangeable Senior Debentures due 2046	750	845	805
Total Ventures Group debt	$1,955	1,746	1,667
Total consolidated Liberty debt	$8,176	7,930	8,042
Less current classification		(917)	(876)
Total long-term debt		$7,013	7,166

QVC Bank Credit Facilities

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower. The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC and zulily, as co-borrowers.  The remaining $2.25 billion and any incremental loans may be borrowed only by QVC. The borrowers may elect that the loans extended under the Third Amended and Restated Credit Agreement bear interest at a rate per annum equal to the annual base rate or LIBOR, as each is defined in the Third Amended and Restated Credit Agreement.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on QVC and zulily’s combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on QVC and zulily’s Combined Consolidated Leverage Ratio.  Because the calculation of the Combined Consolidated Leverage Ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.

The purpose of the amendment was to, among other things, extend the maturity of the QVC's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility, and lower the interest rate on borrowings. The payment and performance of the borrowers’ obligations (including zulily’s obligations) under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.  The payment and performance of the borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.

The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and zulily and each of their restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; limiting QVC’s consolidated leverage ratio, which is defined in the Third Amended Restated Credit Agreement as QVC’s consolidated total debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period; and limiting the Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 2.5% at March 31, 2017. Availability under the Third Amended and Restated Credit Agreement at March 31, 2017 was $941 million, including the portion available under the $400 million tranche that zulily may also borrow on.

Exchangeable Senior Debentures

Liberty has elected to account for the exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of March 31, 2017 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of March 31, 2017.

During the year ended December 31, 2016, holders exchanged, under the terms of the debentures, approximately $523 million principal of Liberty’s 0.75% Exchangeable Senior Debentures due 2043 and Liberty made cash payments of approximately $1,181 million to settle the obligations. In addition, in conjunction with the Liberty Broadband transaction

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(see note 1), an extraordinary distribution of approximately $325 million was paid to holders of the 0.75% Exchangeable Senior Debentures due 2043.

In August 2016, Liberty issued $750 million principal amount of new 1.75% Exchangeable Senior Debentures due 2046. The 1.75% Exchangeable Senior Debentures are senior exchangeable debentures due September 2046 which bear interest at an annual rate of 1.75%.  Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Liberty may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

In July 2016, Liberty delivered a notice to holders of the 1% Exchangeable Senior Debentures due 2043 notifying them of their right to surrender their 1% Exchangeable Senior Debentures due 2043 for purchase by Liberty pursuant to their purchase option under the indenture.  The purchase option entitled each holder to require Liberty to purchase on October 5, 2016, all or any part of such holder’s 1% Exchangeable Senior Debentures due 2043 at a purchase price equal to the adjusted principal amount per $1,000 original principal amount of debentures, plus accrued and unpaid interest to, but excluding, October 5, 2016, plus any final period distribution. On October 5, 2016, Liberty paid approximately $345 million to holders that exercised their right to surrender their 1% Exchangeable Senior Debentures due 2043. Liberty funded the purchase with borrowings under the Third Amended and Restated Credit Agreement. The 1% Exchangeable Senior Debentures due 2043 were refinanced on a long-term basis during the year ended December 31, 2016.

Debt Covenants

Liberty, QVC and zulily are in compliance with all debt covenants at March 31, 2017.

Other Subsidiary Debt

Other subsidiary debt at March 31, 2017 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2017 are as follows (amounts in millions):

Senior debentures	$865
QVC senior secured notes	$3,532

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2017.

(11)   Stockholders' Equity

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of March 31, 2017,  no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term, which will occur in June and July of 2018, with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

QVC concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, QVC recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in "Property and equipment, net" and "Other long-term liabilities," respectively, on its consolidated balance sheet. In addition, QVC paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt.

On August 29, 2016, QVC’s west coast distribution center officially opened. QVC concluded that the Lease does not meet the criteria for “sale-leaseback” treatment under GAAP. Therefore, QVC will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life of 20 years. Although QVC did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2015. If QVC does not exercise its right to purchase the Premises and related land, QVC will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.

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

(13)   Information About Liberty's Operating Segments

Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video, online commerce and cable industries. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's annual pre-tax earnings.

Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit and revenue or sales per

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the three months ended March 31, 2017, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

Liberty's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2016.

Performance Measures

	Three months ended March 31,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$1,965	434	2,013	415
zulily	359	15	355	23
Corporate and other	—	(4)	—	(5)
Inter-segment eliminations	(1)	—	(1)	—
Total QVC Group	2,323	445	2,367	433
Ventures Group
Corporate and other	4	(8)	143	4
Total Ventures Group	4	(8)	143	4
Consolidated Liberty	$2,327	437	2,510	437

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	March 31, 2017
	Total assets	Investments in affiliates	Investment in Liberty Broadband	Capital expenditures
	amounts in millions
QVC Group
QVC	$11,248	39	—	17
zulily	2,434	—	—	12
Corporate and other	358	194	—	—
Total QVC Group	14,040	233	—	29
Ventures Group
Corporate and other	6,718	334	3,688	1
Total Ventures Group	6,718	334	3,688	1
Consolidated Liberty	$20,758	567	3,688	30

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$437	437
Stock-based compensation	(16)	(31)
Depreciation and amortization	(208)	(217)
Operating income (loss)	213	189
Interest expense	(90)	(93)
Share of earnings (loss) of affiliates, net	(27)	3
Realized and unrealized gains (losses) on financial instruments, net	701	(7)
Other, net	1	38
Earnings (loss) before income taxes	$798	130

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; international expansion; new service offerings; our proposed transactions involving General Communication, Inc. (“GCI”); revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	increased digital TV penetration and the impact on channel positioning of our programs;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our proposed transactions involving GCI;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
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
•

changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet protocol television and their impact on home shopping programming;

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, as well as Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2016.

See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

We own controlling and non-controlling interests in a broad range of video, online commerce and cable companies. Our largest business and reportable segment is QVC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. On October 1, 2015 we acquired zulily, inc. (“zulily”) (now known as zulily, llc), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day.

Our “Corporate and other” category includes entire or majority interests in consolidated subsidiaries, which operate online commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses.  These consolidated subsidiaries include Evite, Inc. (“Evite”), CommerceHub, Inc. (“CommerceHub”) (through July 22, 2016) (see note 3 of the accompanying condensed consolidated financial statements) and Bodybuilding.com, LLC ("Bodybuilding") (through November 4, 2016) (see note 3 of the accompanying condensed consolidated financial statements) (collectively, the “Digital Commerce businesses”). Evite is an online invitation and social event planning service on the web. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. We also hold ownership interests in FTD Companies, Inc. (“FTD”), HSN, Inc. (“HSN”) and LendingTree, Inc. (“LendingTree”), which we account for as equity method investments; an interest in Liberty Broadband Corporation (“Liberty Broadband”), which we account for at fair value; and investments and related financial instruments in public companies such as Charter Communications, Inc. (“Charter”), ILG, Inc. (“ILG”) and Time Warner Inc. (“Time Warner”), which are accounted for at their respective fair market values.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of the Liberty QVC Group and the Ventures Group, respectively (as defined below).

 The term “Ventures Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2017, the Ventures Group is comprised primarily of our interests in Evite, FTD, LendingTree, and Liberty Broadband, investments in Charter, ILG, and Time Warner,  and cash and cash equivalents in the amount of approximately $442 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying condensed consolidated financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term “QVC Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of March 31, 2017, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile applications businesses, our wholly-owned subsidiaries QVC and zulily, as well as our 38% interest in HSN and cash and cash equivalents of approximately $379 million, including subsidiary cash. The QVC Group has attributed to it liabilities that reside with QVC and zulily, certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying condensed consolidated financial statements) and certain deferred tax liabilities.

On July 22, 2016, Liberty completed its previously announced spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  The CommerceHub Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. In September 2016, the Internal Revenue Service (“IRS”) completed its review of the CommerceHub Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the CommerceHub Spin-Off. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion.

On November 4, 2016, Liberty completed its previously announced split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia, Inc. and Liberty’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group  assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI.  Liberty and LI LLC will contribute to GCI Liberty (as defined below) its entire equity interest in Liberty Broadband, Charter and LendingTree, together with the Evite operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash and (b) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (to be named GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty.  Holders of GCI Class A Common Stock and GCI Class B Common Stock each will receive (i) 0.63 of a share of reclassified GCI Class A Common Stock and (ii) 0.20 of a share of new GCI Series A preferred stock in exchange for each share of their existing GCI stock.   The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A Common Stock and $5.00 per share in newly issued GCI Preferred Stock, and a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B Common Stock). The Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities, if effected as of the date hereof, would include cash, Liberty’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures (other than its outstanding 1.75% Exchangeable Debentures due 2046 that are exchanged for mirror debentures of GCI in an exchange offer to be conducted prior to the closing of the Transactions), and certain tax benefits.  Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated during the first quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reporting segments. The "Corporate and other" category consists of those assets or businesses which we do not disclose separately, including our Digital Commerce businesses. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations—Businesses" below.

Operating Results

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue
QVC Group
QVC	$1,965	2,013
zulily	359	355
Inter-segment eliminations	(1)	(1)
Total QVC Group	2,323	2,367
Ventures Group
Corporate and other	4	143
Total Ventures Group	4	143
Consolidated Liberty	$2,327	2,510

Operating Income (Loss)
QVC Group
QVC	$271	261
zulily	(38)	(43)
Corporate and other	(7)	(12)
Total QVC Group	226	206
Ventures Group
Corporate and other	(13)	(17)
Total Ventures Group	(13)	(17)
Consolidated Liberty	$213	189

Adjusted OIBDA
QVC Group
QVC	$434	415
zulily	15	23
Corporate and other	(4)	(5)
Total QVC Group	445	433
Ventures Group
Corporate and other	(8)	4
Total Ventures Group	(8)	4
Consolidated Liberty	$437	437

Revenue.    Our consolidated revenue decreased 7.3% or $183 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2017 was due to decreased revenue at QVC ($48 million), the disposition of Bodybuilding ($116 million) and the CommerceHub Spin-Off ($22 million), partially offset by increased revenue at zulily ($4 million). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options, restricted awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees and (2) phantom stock appreciation rights granted to officers and employees of certain of our subsidiaries pursuant to private equity plans.

We recorded $16 million and $31 million of stock-based compensation for the three months ended March 31, 2017 and 2016, respectively. The decrease of $15 million for the three months ended March 31, 2017 was primarily due to the CommerceHub Spin-Off ($10 million) and a decline in the fair value of awards granted ($5 million).   As of March 31, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $106 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

Operating income.    Our consolidated operating income increased 12.7% or $24 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase in operating income for the three months ended March 31, 2017 was primarily due to an increase in operating income at QVC of $10 million, a decrease in operating losses at zulily of $5 million, a decrease in corporate spending in the QVC Group of $5 million, and a decrease at the Ventures Group of $4 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income and Earnings (loss) before income taxes.

Consolidated Adjusted OIBDA remained flat for the three months ended March 31, 2017, as compared to the corresponding period in the prior year.  Adjusted OIBDA for the three months ended March 31, 2017 was primarily due to a decrease at zulily ($8 million), decreases related to the CommerceHub Spin-Off ($10 million) and the disposition of Bodybuilding ($6 million), partially offset by an increase in corporate Adjusted OIBDA at Ventures Group ($3 million), an increase in corporate Adjusted OIBDA at QVC Group ($1 million), an increase at Evite ($1 million), and an increase at QVC ($19 million).  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Interest expense
QVC Group	$(75)	(76)
Ventures Group	(15)	(17)
Consolidated Liberty	$(90)	(93)

Share of earnings (losses) of affiliates
QVC Group	$14	21
Ventures Group	(41)	(18)
Consolidated Liberty	$(27)	3

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$(1)	(1)
Ventures Group	702	(6)
Consolidated Liberty	$701	(7)

Other, net
QVC Group	$(2)	5
Ventures Group	3	33
Consolidated Liberty	$1	38

Consolidated Liberty other income (expense)	$585	(59)

Interest expense.    Interest expense remained relatively flat for the three months ended March 31, 2017, as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
QVC Group
HSN	$16	22
Other	(2)	(1)
Total QVC Group	14	21
Ventures Group
FTD	(5)	(3)
Other	(36)	(15)
Total Ventures Group	(41)	(18)
Consolidated Liberty	$(27)	3

The share of losses in the Other category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and we record our share of such losses. We note these entities typically have favorable tax attributes and credits which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Fair Value Option Securities - Available-for-sale securities	$260	136
Fair Value Option Securities - Liberty Broadband	526	NA
Exchangeable senior debentures	(84)	(142)
Other financial instruments	(1)	(1)
	$701	(7)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The increases for the three months ended March 31, 2017 were primarily driven by the investment in Liberty Broadband, the investment in Charter, and the change in Liberty’s ownership interest in ILG during the second quarter of 2016, which resulted in its classification as an available-for-sale security rather than an equity method investment.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net for the Ventures Group includes a $18 million gain on dilution of investments in affiliates and a $7 million gain on the sale of a subsidiary during the three months ended March 31, 2016.

Income taxes. We had income tax expense of $279 million and $38 million for the three months ended March 31, 2017 and 2016,  respectively.  Income tax expense was equal to the U.S. statutory tax rate of 35% during the three months ended March 31, 2017 and included a federal benefit from tax credits and incentives generated by our alternative energy investments, offset by state taxes, net of federal benefit. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three months ended March 31, 2016, due to the receipt of a taxable dividend that under U.S. tax law is subject to a dividends received deduction and to tax credits and incentives generated by our alternative energy investments.

Net earnings. We had net earnings of $519 million and $76 million for the three months ended March 31, 2017 and 2016, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of March 31, 2017, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our wholly-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such that, in the case of QVC, a leverage ratio (defined in QVC’s Third Amended and Restated Credit Facility as the ratio of QVC’s consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period and the ratio of QVC and zulily’s combined debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained), proceeds from asset sales, monetization of our public investment portfolio, debt

(including availability under the Third Amended and Restated Credit Facility) and equity issuances, and dividend and interest receipts.

During the quarter there have been no significant changes to our corporate or subsidiary debt credit ratings.

As of March 31, 2017, Liberty's liquidity position consisted of the following:

		Available-for-Sale
	Cash and cash	Securities and Other
	equivalents	Cost Investments
	amounts in millions
QVC	$324	—
zulily	10	—
Corporate and other	45	4
Total QVC Group	379	4
Corporate and other	442	2,181
Total Ventures Group	442	2,181
Total Liberty	$821	2,185

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $941 million under the Third Amended and Restated Credit Facility at March 31, 2017, including the portion available under the $400 million tranche that zulily may borrow on. As of March 31, 2017, QVC had approximately $146 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$445	245
Ventures Group net cash provided (used) by operating activities	(19)	49
Net cash provided (used) by operating activities	$426	294
QVC Group net cash provided (used) by investing activities	(30)	(44)
Ventures Group net cash provided (used) by investing activities	(22)	277
Net cash provided (used) by investing activities	$(52)	233
QVC Group net cash provided (used) by financing activities	(383)	(174)
Ventures Group net cash provided (used) by financing activities	(4)	(52)
Net cash provided (used) by financing activities	$(387)	(226)

QVC Group

During the three months ended March 31, 2017, the QVC Group uses of cash were primarily the net repayment of certain debt obligations of approximately $200 million and the repurchase of Series A QVC Group common stock of $152 million. Additionally, the QVC Group had approximately $29 million of capital expenditures during the three months ended March 31, 2017.  These uses of cash were funded by cash provided by operating activities.

The projected uses of QVC Group cash for the remainder of 2017 are the cost to service outstanding debt, approximately $137 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $198 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the three months ended March 31, 2017, the Ventures Group uses of cash were primarily investments in and loans to cost and equity investments of $21 million and $5 million of repayments on outstanding debt. These uses of cash for the Ventures Group were funded by cash on hand.

The projected uses of Ventures Group cash for the remainder of 2017 are approximately $41 million in interest payments to service outstanding debt, anticipated capital improvement spending of approximately $2 million and further investments in existing or new businesses through continued investment activity.

Consolidated

During the three months ended March 31, 2017, Liberty's primary uses of cash were investments in and loans to cost and equity investments of $21 million,  the net repayment of certain debt obligations of approximately $205 million and the repurchase of Series A QVC Group common stock of $152 million. These activities were funded primarily by cash provided by operating activities.

The projected uses of Liberty cash for the remainder of 2017 are the continued capital improvement spending of approximately $200 million, the repayment of certain debt obligations, approximately $178 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States ("U.S."), QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2 (f/k/a QVC Plus) and their recently launched Beauty iQ. QVC-U.S. programming is also available on QVC.com, QVC’s U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, etc.).

QVC believes that its digital platforms complement its televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on its digital platforms. QVC views e-commerce as a natural extension of its business, allowing QVC to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC’s digital platforms allow shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account.

QVC’s international televised shopping programs, including live and recorded content, are distributed on a full-time basis to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, its televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on QVC’s digital platforms. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC Japan”) are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.

Additionally, QVC also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR'').  QVC owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded in share of earnings (losses) of affiliates, net in QVC’s condensed consolidated statements of operations.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Net revenue	$1,965	2,013
Costs of sales	1,243	1,280
Gross profit	722	733
Operating expenses:
Operating	137	142
SG&A expenses (excluding stock-based compensation)	151	176
Adjusted OIBDA	434	415
Stock-based compensation	6	6
Depreciation	41	34
Amortization	116	114
Operating income	$271	261

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
QVC-U.S.	$1,370	1,407
QVC-International	595	606
Consolidated QVC	$1,965	2,013

QVC's consolidated net revenue decreased 2.4% for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The three month decrease in net revenue of $48 million was primarily comprised of a  $96 million decrease due to a 4.1% decrease in average selling price per unit ("ASP"), a  $26 million decrease due to unfavorable foreign currency rates primarily in the U.K. and Germany and a $2 million decrease in shipping and handling revenue. The decrease was offset by a  $50 million increase due to a 2.1% increase in units sold and a $26 million decrease in estimated product returns.

During the three months ended March 31, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	(2.6)%	—%	(2.6)%
QVC-International	(1.8)%	(4.2)%	2.4%

QVC-U.S. net revenue decrease for the three months ended March 31, 2017 was primarily due to a 4.8% decrease in ASP attributing $77 million and a $4 million decrease in shipping and handling revenue. The decrease was offset by a $27 million decrease in estimated product returns and a 1.1% increase in units sold attributing $17 million. Net shipping and handling revenue decreased in the U.S. as a result of a decrease in shipping and handling per unit from promotional offers. The decrease in estimated product returns was primarily due to an overall lower return rate and reduced sales. QVC-U.S. experienced a shipped sales decline in all categories except apparel and beauty.

QVC-International net revenue growth in constant currency for the three months ended March 31, 2017 was primarily due to a 4.1% increase in units shipped attributing $29 million mainly in Japan and Germany offset by a decrease in the U.K. The growth was offset by a decrease in ASP of 2.1% primarily in the Japanese and German markets. QVC-International experienced shipped sales growth in constant currency in all categories except jewelry and electronics.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U.  In the longer term, any impact from Brexit on us will also depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect QVC’s operations and financial results. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the E.U. This starts the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U.

QVC's gross profit percentage was 36.7% for the three months ended March 31, 2017,  compared to 36.4% for the three month period ended March 31, 2016.  For the three months ended March 31, 2017, the gross profit percentage increased primarily due to increased product margins offset slightly by warehouse costs in the U.S. from the lower ASP, resulting in additional units shipped, and costs associated with the west coast distribution center that opened in the third quarter of 2016.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $5 million or 4% for the three months ended March 31, 2017.  For the three months ended March 31, 2017, operating expenses decreased primarily due to a $3 million decrease in customer service expenses in the U.S. and $2 million in favorable foreign currency exchange rates. The decrease in customer service expenses was primarily due to decreased calls handled and the closure of the Port St. Lucie call center in March of 2016.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $25 million for the three months ended March 31, 2017, and as a percentage of net revenue, decreased from 8.7% to 7.7% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.    For the three months ended March 31, 2017, the decrease was primarily due to decreases in personnel costs of $9 million, $4 million in favorable foreign currency exchange rates, a  $3 million increase in credit card income, a $3 million decrease in bad debt expense,  a $2 million favorable insurance settlement and $4 million in various other expenses. The decrease in personnel costs was primarily due to a decrease in severance and bonus and merit compensation in the U.S. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. The decrease in bad debt expense is primarily related to a decrease in Easy-Pay sales in the U.S.

Depreciation and amortization consisted of the following:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Affiliate agreements	$36	36
Customer relationships	41	43
Acquisition related amortization	77	79
Property and equipment	41	34
Software amortization	24	24
Channel placement amortization and related expenses	15	11
Total depreciation and amortization	$157	148

For the three months ended March 31, 2017, depreciation and amortization increased primarily due to expense related to the additions at the west coast distribution center and additional channel placement related to Beauty iQ in the U.S.

zulily. Liberty acquired zulily on October 1, 2015.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way moms shop. Through its desktop and mobile websites and mobile applications, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its vendor base, zulily has built a large scale and uniquely curated marketplace. zulily's stand-alone operating results for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Net revenue	$359	355
Costs of sales	263	254
Gross profit	96	101
Operating expenses:
Operating	11	11
SG&A expenses (excluding stock-based compensation)	70	67
Adjusted OIBDA	15	23
Stock-based compensation	3	5
Depreciation	6	5
Amortization of intangible assets	44	56
Operating income (loss)	$(38)	(43)

zulily's consolidated net revenue increased 1.1% for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase in net revenue for the three months ended March 31, 2017 was primarily attributed to a 3% increase in total orders placed, driven by a 4% increase in the number of orders placed per active customer, partially offset by an increase in backlog due to timing of orders within the quarter. An active customer is defined as an individual who had purchased at least once in the last twelve months, measured from the last date of a period.

zulily's gross profit percentage was 26.7% and 28.5% for the three months ended March 31, 2017 and 2016, respectively. For the three month period ended March 31, 2017, the decrease was primarily attributed to higher supply chain expenses resulting from an increase in international demand as well as a shift in product mix.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three month period ended March 31, 2017, operating expenses remained flat as compared to the same period in the prior year.

zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. These expenses increased $3 million, and as a percentage of net revenue, increased from 18.9% to 19.5% for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. For the three months ended March 31, 2017,  the increase was primarily due to higher personnel related costs and higher technology related expenses.

zulily’s total depreciation and amortization of intangible assets expense decreased $11 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The decrease is attributed to the decelerating amortization of intangible assets recognized in acquisition accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,404	2.2%	$3,730	4.6%
zulily	$295	2.2%	$—	—%
Corporate and other	$—	—%	$792	8.3%
Ventures Group
Corporate and other	$—	—%	$1,955	3.0%

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

At March 31, 2017, the fair value of our AFS securities was $2,104 million. Had the market price of such securities been 10% lower at March 31, 2017, the aggregate value of such securities would have been $210 million lower.  Our investments in HSN and FTD are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $948 million at March 31, 2017 and had the market price of such securities been 10% lower at March 31, 2017, the aggregate value of such securities would have been $95 million lower. Such changes in value are not directly reflected in our statement of operations.  At March 31, 2017, the fair value of our investment in Liberty Broadband was $3,688 million. Had the market price of such security been 10% lower at March 31, 2017, the fair value of such security would have been $369 million lower. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2017 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016.

Liberty expects to incur significant costs and expenses in connection with the Transactions.    Liberty expects that it will incur certain nonrecurring costs in connection with the consummation of the Transactions contemplated by the Reorganization Agreement, including advisory, legal and other transaction costs.  A majority of these costs have already been incurred or will be incurred regardless of whether the Transactions are completed.  While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, management of Liberty continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions.  Although Liberty expects that the realization of benefits related to the Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in the businesses of GCI and Liberty, which could have an adverse effect on the business and financial results of both GCI and Liberty.    Liberty and GCI are unaffiliated companies that are currently operated independently of each other. Management of both GCI and Liberty may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Transactions.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Transactions.  These factors could adversely affect the financial position or results of operations of Liberty and GCI, regardless of whether the Transactions are completed.

Liberty is subject to contractual restrictions while the Transactions are pending, which could adversely affect Liberty’s business.  The Reorganization Agreement imposes certain restrictive interim covenants on Liberty.  For instance, the consent of GCI is required in respect of, among other things, amendments to Liberty’s organizational documents, certain payments of dividends with respect to the Liberty Ventures common stock and certain issuances of shares of Liberty Ventures common stock.  These restrictions may prevent Liberty from taking certain actions before the closing of the Transactions or the termination of the Reorganization Agreement, including making certain acquisitions or otherwise pursuing certain business opportunities, or making certain changes to its capital stock, that its board of directors may deem beneficial.

Failure to complete the Transactions could negatively impact the stock price and financial results of Liberty.    If the Transactions are not completed for any reason, including as a result of the GCI stockholders or the Liberty stockholders failing to approve the necessary proposals, Liberty may be subject to numerous risks, including the following:

•	Liberty experiencing negative reactions from the financial markets, including negative impacts on the price of its Liberty Ventures common stock;
•	Liberty being required to pay GCI a termination fee in connection with the termination of the Reorganization Agreement under certain circumstances;
•	Liberty experiencing reputational harm due to the adverse perception of any failure to successfully complete the Transactions; and
•

Liberty (i) operating under the restrictions on the conduct of its business set forth in the Reorganization Agreement, (ii) having its management divert attention away from their respective day-to-day activities and operations and devoting time and effort to consummating the Transactions and (iii) incurring significant costs, including advisory, legal and other transaction costs, each as explained above, without realizing any of the benefits of having completed the Transactions.

In addition, Liberty could be subject to the cost of litigation related to any dispute regarding an alleged failure of a closing condition or any related enforcement proceeding commenced against Liberty to perform its obligations under the Reorganization Agreement or any of the other transaction documents, as well as any judgment potentially sustained against Liberty in any such action.  All of these risks, expenses and contingencies could adversely affect the financial position and results of operation of Liberty.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the split-off of Liberty Media Corporation from the Company in September 2011 (the “LMC Split-Off”), notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the spin-off of the Company’s former wholly owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. In addition, on October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or Liberty Ventures common stock.

A summary of the repurchase activity for the three months ended March 31, 2017 is as follows:

	Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2017	3,820,740	$19.52	3,820,740	$ 376	million
February 1 - 28, 2017	3,357,438	$19.21	3,357,438	$ 311	million
March 1 - 31, 2017	679,425	$19.13	679,425	$ 298	million
Total	7,857,603		7,857,603

In addition to the shares listed in the table above, 51,069 shares of Series A QVC Group common stock and 11,792 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended March 31, 2017.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc. and Liberty Interactive LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on May 1, 2017 (File No. 001-33982) (the “8-K/A”)).

10.1

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation,  General Communication, Inc., John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.1 to the 8-K/A).

10.2

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation,  General Communication, Inc., John W. Stanton and Theresa E. Gillespie (incorporated by reference to Exhibit 10.2 to the 8-K/A).

10.3

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation,  General Communication, Inc., Ronald A. Duncan and Dani Bowman (incorporated by reference to Exhibit 10.3 to the 8-K/A).

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

LIBERTY INTERACTIVE CORPORATION
Date: May 9, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: May 9, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc. and Liberty Interactive LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on May 1, 2017 (File No. 001-33982) (the “8-K/A”)).

10.1

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation,  General Communication, Inc., John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.1 to the 8-K/A).

10.2

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation,  General Communication, Inc., John W. Stanton and Theresa E. Gillespie (incorporated by reference to Exhibit 10.2 to the 8-K/A).

10.3

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation,  General Communication, Inc., Ronald A. Duncan and Dani Bowman (incorporated by reference to Exhibit 10.3 to the 8-K/A).

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