Form 10-Q
period 2017-06-30
Liberty Interactive Corp
filed 2017-08-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of July 31, 2017 was:

	Series A	Series B

QVC Group	421,951,241	29,226,905
Liberty Ventures	81,318,539	4,271,867

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$905	825
Trade and other receivables, net of allowance for doubtful accounts of $91 million and $99 million, respectively	891	1,308
Inventory, net	1,096	968
Other current assets	86	68
Total current assets	2,978	3,169
Investments in available-for-sale securities and other cost investments (note 7)	2,347	1,922
Investments in affiliates, accounted for using the equity method (note 8)	646	581
Investment in Liberty Broadband measured at fair value (note 8)	3,703	3,161
Property and equipment, net	1,116	1,131
Intangible assets not subject to amortization (note 9):
Goodwill	6,103	6,052
Trademarks	3,302	3,302
	9,405	9,354
Intangible assets subject to amortization, net (note 9)	747	1,005
Other assets, at cost, net of accumulated amortization	31	32
Total assets	$20,973	20,355

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2017	2016
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$714	790
Accrued liabilities	603	706
Current portion of debt, including $944 million and $862 million measured at fair value (note 10)	961	876
Other current liabilities	192	162
Total current liabilities	2,470	2,534
Long-term debt, including $855 million and $805 million measured at fair value (note 10)	6,935	7,166
Deferred income tax liabilities	3,920	3,636
Other liabilities	149	158
Total liabilities	13,474	13,494
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 421,923,159 shares at June 30, 2017 and 429,005,932 shares at December 31, 2016	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,233,605 shares at June 30, 2017 and 29,358,638 shares at December 31, 2016	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 81,318,474 shares at June 30, 2017 and 81,150,711 shares at December 31, 2016	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 4,271,867 shares at June 30, 2017 and 4,271,958 shares at December 31, 2016	—	—
Additional paid-in capital	11	—
Accumulated other comprehensive earnings (loss), net of taxes	(185)	(266)
Retained earnings	7,574	7,032
Total stockholders' equity	7,406	6,772
Noncontrolling interests in equity of subsidiaries	93	89
Total equity	7,499	6,861
Commitments and contingencies (note 12)
Total liabilities and equity	$20,973	20,355

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Total revenue, net	$2,352	2,563	4,679	5,073
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,494	1,621	2,999	3,247
Operating	150	177	301	347
Selling, general and administrative, including stock-based compensation (note 4)	248	294	498	602
Depreciation and amortization	206	221	414	438
	2,098	2,313	4,212	4,634
Operating income (loss)	254	250	467	439
Other income (expense):
Interest expense	(89)	(92)	(179)	(185)
Share of earnings (losses) of affiliates, net (note 8)	(9)	(2)	(36)	1
Realized and unrealized gains (losses) on financial instruments, net (note 6)	116	343	817	336
Other, net	(7)	100	(6)	138
	11	349	596	290
Earnings (loss) from continuing operations before income taxes	265	599	1,063	729
Income tax (expense) benefit	(81)	(212)	(360)	(250)
Earnings (loss) from continuing operations	184	387	703	479
Earnings (loss) from discontinued operations, net of taxes	—	3	—	(13)
Net earnings (loss)	184	390	703	466
Less net earnings (loss) attributable to the noncontrolling interests	9	11	21	19
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$175	379	682	447

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$111	130	202	224
Liberty Ventures common stock	64	249	480	223
	$175	379	682	447
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.25	0.27	0.45	0.46
Series A and Series B Liberty Ventures common stock	$0.75	1.73	5.65	1.66
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.24	0.27	0.44	0.46
Series A and Series B Liberty Ventures common stock	$0.74	1.72	5.58	1.65

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.25	0.27	0.45	0.46
Series A and Series B Liberty Ventures common stock	$0.75	1.75	5.65	1.57
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.24	0.27	0.44	0.46
Series A and Series B Liberty Ventures common stock	$0.74	1.74	5.58	1.56

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Net earnings (loss)	$184	390	703	466
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	56	5	83	39
Share of other comprehensive earnings (losses) of equity affiliates	1	(3)	3	(4)
Other comprehensive earnings (loss) from discontinued operations	—	(1)	—	(1)
Other	—	6	—	6
Other comprehensive earnings (loss)	57	7	86	40
Comprehensive earnings (loss)	241	397	789	506
Less comprehensive earnings (loss) attributable to the noncontrolling interests	8	20	26	35
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$233	377	763	471

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$169	133	281	247
Liberty Ventures common stock	64	244	482	224
	$233	377	763	471

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$703	466
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	13
Depreciation and amortization	414	438
Stock-based compensation	37	55
Cash payments for stock-based compensation	—	(91)
Share of (earnings) losses of affiliates, net	36	(1)
Cash receipts from returns on equity investments	14	16
Realized and unrealized (gains) losses on financial instruments, net	(817)	(336)
Deferred income tax expense (benefit)	263	310
Other, net	13	(83)
Changes in operating assets and liabilities
Current and other assets	299	392
Payables and other liabilities	(179)	(508)
Net cash provided (used) by operating activities	783	671
Cash flows from investing activities:
Cash proceeds from dispositions of investments	—	129
Investments in and loans to cost and equity investees	(118)	(42)
Capital expended for property and equipment	(74)	(125)
Purchases of short term and other marketable securities	—	(264)
Sales of short term and other marketable securities	—	1,174
Investment in Liberty Broadband	—	(2,400)
Other investing activities, net	(29)	(1)
Net cash provided (used) by investing activities	(221)	(1,529)
Cash flows from financing activities:
Borrowings of debt	1,199	1,365
Repayments of debt	(1,497)	(2,019)
Repurchases of QVC Group common stock	(152)	(417)
Withholding taxes on net settlements of stock-based compensation	(13)	(13)
Other financing activities, net	(28)	(10)
Net cash provided (used) by financing activities	(491)	(1,094)
Effect of foreign currency exchange rates on cash	9	4
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	9
Cash provided (used) by investing activities	—	—
Cash provided (used) by financing activities	—	—
Change in available cash held by discontinued operations	—	—
Net cash provided (used) by discontinued operations	—	9
Net increase (decrease) in cash and cash equivalents	80	(1,939)
Cash and cash equivalents at beginning of period	825	2,449
Cash and cash equivalents at end of period	$905	510

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2017

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	5	—	1	—	—	(266)	7,032	89	6,861
Net earnings	—	—	—	—	—	—	—	682	21	703
Other comprehensive loss	—	—	—	—	—	—	81	—	5	86
Stock compensation	—	—	—	—	—	36	—	—	—	36
Series A QVC Group common stock repurchases	—	—	—	—	—	(152)	—	—	—	(152)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(22)	(22)
Option exercises	—	—	—	—	—	1	—	—	—	1
Withholding taxes on net settlements of stock-based compensation	—	—	—	—	—	(13)	—	—	—	(13)
Reclassification	—	—	—	—	—	140	—	(140)	—	—
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at June 30, 2017	$—	5	—	1	—	11	(185)	7,574	93	7,499

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Interactive Corporation and its controlled subsidiaries (collectively, "Liberty," the "Company," “Consolidated Liberty,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband Corporation (“Liberty Broadband”) (for accounting purposes, a related party of the Company) in connection with the merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“New Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the parts basis at the time the investment agreements were executed. Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group  (as defined in note 2). See note 8 for additional information related to this investment.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have identified the Company’s various revenue streams and are working with our subsidiaries to evaluate the quantitative and disclosure impacts of the new guidance. The Company has selected the modified retrospective transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016.  The presentation changes for excess tax benefits were applied retrospectively in the prior year, resulting in $8 million of excess tax benefits for the six months ended June 30, 2016 being reclassified in the accompanying condensed consolidated statement of cash flows from financing activities to cash flows from operating activities.

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

As a result of repurchases of Series A QVC Group common stock, the Company’s additional paid-in capital balance was in a deficit position as of June 30, 2017.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($140 million) at June 30, 2017 to retained earnings.

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

Liberty has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company, neither of which has any stock ownership, beneficial or otherwise, in the other, in order to govern relationships between the companies. These agreements include a reorganization agreement, services agreement, facilities sharing agreement and tax sharing agreement.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The reorganization agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $3 million was reimbursable to LMC for the three months ended June 30, 2017 and 2016, respectively, and approximately $5 million and $5 million was reimbursable to LMC for the six months ended June 30, 2017 and 2016, respectively.   Additionally, the tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

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

The term “QVC Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2017, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC and zulily, llc (“zulily”), our approximate 38% interest in HSN, Inc. (“HSN”), and cash and cash equivalents of approximately $420 million, which includes subsidiary cash. The QVC Group also has attributed to it liabilities that reside with QVC and zulily, certain liabilities related to our corporate level indebtedness (see note 10) and certain deferred tax liabilities.

On July 6, 2017, Liberty announced that it had entered into an Agreement and Plan of Merger, dated as of July 5, 2017 (the “HSN Merger Agreement”), by and among Liberty, Liberty Horizon, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Liberty (“Merger Sub”), and HSN. Pursuant to the terms of the HSN Merger Agreement, Merger Sub will merge with and into HSN, with HSN surviving as a wholly-owned subsidiary of Liberty (the “HSN Merger”). As a result of the HSN Merger, Liberty will acquire the approximately 62% of HSN it does not already own in an all-stock transaction making HSN a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. Liberty currently owns approximately 38% of HSN. HSN shareholders (other than Liberty) will receive fixed consideration of 1.65 shares of Series A QVC Group common stock for each share of HSN common stock. Based on the Series A QVC Group common stock’s closing price as of July 5, 2017 and the number of HSN undiluted shares outstanding as of May 1, 2017, this equates to a total enterprise value for HSN of $2.6 billion, an equity value of $2.1 billion, and consideration of $40.36 per HSN share, representing a premium of $9.06 per share or 29% to HSN shareholders, based on HSN’s closing price on July 5, 2017. Liberty intends to issue 53.4 million shares of Series A QVC Group common stock to HSN shareholders. Following the completion of the HSN Merger, Liberty expects to continue its repurchases of QVC Group common stock.

The HSN Merger is expected to be completed by the fourth quarter of 2017.  The completion of the acquisition is subject to certain customary conditions, including (i) the receipt of requisite regulatory approvals, including approval from the Federal Communications Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by a majority of the outstanding voting power of HSN shareholders. A voting agreement has been obtained from Liberty to vote its HSN shares in-favor of the transaction.  Approval of the Liberty stockholders is not required, and is not being sought, for the HSN Merger.  Upon

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

closing, Liberty’s board of directors will be expanded by one to include a director from HSN’s board of directors; this director will be selected by Liberty.

The term “Ventures Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2017, the Ventures Group is comprised primarily of our interests in Evite, Inc. (“Evite”), FTD Companies, Inc. (“FTD”), LendingTree, Inc. (“LendingTree”), Liberty Broadband,  investments in Charter, ILG, Inc. (“ILG”), and Time Warner Inc. (“Time Warner”),  and cash and cash equivalents of approximately $485 million. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI.  Liberty and LI LLC will contribute to GCI Liberty (as defined below) its entire equity interest in Liberty Broadband, Charter and LendingTree, together with the Evite operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash and (b) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (to be named GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty.  Holders of GCI Class A Common Stock and GCI Class B Common Stock each will receive (i) 0.63 of a share of reclassified GCI Class A Common Stock and (ii) 0.20 of a share of new GCI Series A preferred stock in exchange for each share of their existing GCI stock.   The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A Common Stock and $5.00 per share in newly issued GCI Preferred Stock, and a Liberty Ventures reference price of $43.65 (with no additional premium paid for shares of GCI Class B Common Stock). The Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities, if effected as of the date hereof, would include cash, Liberty’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures (other than its outstanding 1.75% Exchangeable Debentures due 2046 that are exchanged for mirror debentures of GCI in an exchange offer to be conducted prior to the closing of the Transactions), and certain tax benefits. Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated during the fourth quarter of 2017, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals. Simultaneous with that closing, QVC Group, including wholly-owned subsidiaries QVC, Inc., zulily and HSN (or, if the HSN Merger has not yet closed, following such closing), will become an asset-backed stock and Liberty will be renamed QVC Group, Inc.  Neither the Transactions nor the HSN Merger is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3)    Disposals

On July 22, 2016, Liberty completed the CommerceHub Spin-Off. CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying condensed consolidated statements of operations is $22 million for the three months ended June 30, 2016, and $44 million for the six months ended June 30, 2016 related to CommerceHub.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations is income of $2 million for the three months ended June 30, 2016, and less than $1 million for the six months ended June 30, 2016 related to CommerceHub.

On November 4, 2016, Liberty completed the Expedia Holdings Split-Off. At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia and Liberty’s former wholly-owned subsidiary Bodybuilding. Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the Expedia Holdings Split-Off represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the accompanying condensed consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the accompanying condensed consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016. Included in revenue in the accompanying condensed consolidated statements of operations is $112 million for the three months ended June 30, 2016, and $228 million for the six months ended June 30, 2016 related to Bodybuilding. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of $3  million for the three months ended June 30, 2016, and $4 million for the six months ended June 30, 2016 related to Bodybuilding.

Certain financial information for Liberty’s investment in Expedia, which is included in earnings (loss) from discontinued operations is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2016	2016
	amounts in millions
Earnings (loss) before income taxes	3	(25)
Income tax (expense) benefit	—	12

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2016	2016
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	NA	NA
Series A and Series B Liberty Ventures common stock	0.02	(0.09)
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	NA	NA
Series A and Series B Liberty Ventures common stock	0.02	(0.09)

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $21 million and $24 million of stock-based compensation during the three months ended June 30, 2017 and 2016, respectively, and $37 million and $55 million during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, Liberty granted 3.1 million options and 483 thousand options to QVC and zulily employees, respectively, to purchase shares of Series A QVC Group common stock.  Such options had a weighted average GDFV of $7.86 per share and vest semi-annually over four years.

Also during the six months ended June 30, 2017, Liberty granted to Liberty employees and directors  165 thousand and 34 thousand options to purchase shares of Series A QVC Group common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average GDFV of $7.73 and $15.48 per share, respectively, and vest between one and five years.

In connection with our CEO’s employment agreement, during the six months ended June 30, 2017, Liberty also granted 154 thousand and 269 thousand options of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 115 thousand performance-based RSUs of Series B QVC Group common stock. Such options had a GDFV of $7.92 per share and $15.41 per share, respectively.  The RSUs had a GDFV of $19.90 per share at the time they were granted. The options vest on December 31, 2017, and the RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

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

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	29,585	$20.80
Granted	3,757	$23.69
Exercised	(880)	$13.14
Forfeited/Cancelled	(852)	$27.73
Outstanding at June 30, 2017	31,610	$21.17	4.3	years	$142
Exercisable at June 30, 2017	18,692	$18.74	3.1	years	$123

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	1,489	$27.50
Granted	154	$23.87
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2017	1,643	$27.16	5.3	years	$—
Exercisable at June 30, 2017	843	$25.68	5.6	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	1,974	$22.18
Granted	34	$52.00
Exercised	(410)	$16.26
Forfeited/Cancelled	(12)	$38.12
Outstanding at June 30, 2017	1,586	$24.24	3.2	years	$44
Exercisable at June 30, 2017	1,174	$19.32	2.2	years	$39

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	987	$35.02
Granted	269	$52.39
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2017	1,256	$38.74	5.1	years	$18
Exercisable at June 30, 2017	184	$36.82	5.4	years	$3

As of June 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $127 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

As of June 30, 2017, Liberty reserved for issuance upon exercise of outstanding stock options approximately 31.6 million shares of Series A QVC Group common stock, 1.6 million shares of Series B QVC Group common stock, 1.6 million shares of Series A Liberty Ventures common stock and 1.3 million shares of Series B Liberty Ventures common stock.

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended June 30, 2017 and 2016,  are  16 million and 13 million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS, for the six months ended June 30, 2017 and 2016, are  16 million and 13 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	451	479	452	482
Potentially dilutive shares	4	6	3	6
Diluted WASO	455	485	455	488

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Ventures Common Stock

No potential common shares were excluded from diluted EPS for the three and six months ended June 30, 2017.  Excluded from diluted EPS for the three and six months ended June 30, 2016 were 1 million potential common shares in both periods, because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	85	142	85	142
Potentially dilutive shares	1	1	1	1
Diluted WASO	86	143	86	143

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2017			December 31, 2016
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$719	719	—	625	625	—
Available-for-sale securities	$2,264	2,264	—	1,846	1,846	—
Investment in Liberty Broadband	$3,703	3,703	—	3,161	3,161	—
Debt	$1,799	—	1,799	1,667	—	1,667

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities - Available-for-sale securities	$162	212	422	348
Fair Value Option Securities - Liberty Broadband	15	161	541	161
Exchangeable senior debentures	(55)	(33)	(139)	(175)
Other financial instruments	(6)	3	(7)	2
	$116	343	817	336

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

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	June 30,	December 31,
	2017	2016
	amounts in millions
QVC Group
Other investments	$3	4
Total attributed QVC Group	3	4
Ventures Group
Charter	1,805	1,543
ILG	457	302
Other investments	82	73
Total attributed Ventures Group	2,344	1,918
Consolidated Liberty	$2,347	1,922

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at June 30, 2017 and the carrying amount at December 31, 2016:

				December 31,
	June 30, 2017			2016
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN	38%	$639	$193	184
Other	various	NA	38	40
Total QVC Group			231	224
Ventures Group
FTD	37%	204	213	216
Other	various	NA	202	141
Total Ventures Group			415	357
Consolidated Liberty			$646	581

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	amounts in millions
QVC Group
HSN	$7	10	23	32
Other	(1)	(1)	(3)	(2)
Total QVC Group	6	9	20	30
Ventures Group
FTD	—	2	(5)	(1)
Other	(15)	(13)	(51)	(28)
Total Ventures Group	(15)	(11)	(56)	(29)
Consolidated Liberty	$(9)	(2)	(36)	1

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investment in Liberty Broadband

As discussed in note 1, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of June 30, 2017, Liberty has a 23% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband for accounting purposes even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	June 30, 2017	December 31, 2016
	amounts in millions
Current assets	$253	258
Investment in Charter, accounted for using the equity method	9,336	9,315
Other assets	14	18
Total assets	9,603	9,591
Long-term debt, including current portion	599	599
Deferred income taxes	505	505
Other liabilities	21	14
Equity	8,478	8,473
Total liabilities and shareholders’ equity	$9,603	9,591

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions		amounts in millions
Revenue	$3	3	6	7
Operating expenses, net	10	14	20	27
Operating income (loss)	(7)	(11)	(14)	(20)
Share of earnings (losses) of affiliates	11	621	30	551
Realized and unrealized gains (losses) on financial instruments, net	1	48	2	93
Gain (loss) on dilution of investment in affiliate	(7)	778	(38)	776
Other income (expense), net	(4)	(1)	(8)	(1)
Income tax benefit (expense)	3	(545)	11	(531)
Net earnings (loss)	$(3)	890	(17)	868

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	QVC	zulily	Other	Total
	amounts in millions
Balance at January 1, 2017	$5,110	917	25	6,052
Foreign currency translation adjustments	51	—	—	51
Balance at June 30, 2017	$5,161	917	25	6,103

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $163 million and $181 million for the three months ended June 30, 2017 and 2016, respectively, and $325 million and $357 million for the six months ended June 30, 2017 and 2016, respectively. Based on its amortizable intangible assets as of June 30, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$213
2018	$275
2019	$135
2020	$70
2021	$54

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2017	June 30, 2017	December 31, 2016
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	501
1% Exchangeable Senior Debentures due 2043	1	—	—
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,611	1,611	1,896
Other subsidiary debt	180	180	174
Deferred loan costs		(28)	(28)
Total QVC Group debt	$6,133	6,097	6,375
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$435	309	276
3.75% Exchangeable Senior Debentures due 2030	436	306	267
3.5% Exchangeable Senior Debentures due 2031	333	326	316
0.75% Exchangeable Senior Debentures due 2043	1	3	3
1.75% Exchangeable Senior Debentures due 2046	750	855	805
Total Ventures Group debt	$1,955	1,799	1,667
Total consolidated Liberty debt	$8,088	7,896	8,042
Less current classification		(961)	(876)
Total long-term debt		$6,935	7,166

QVC Bank Credit Facilities

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower. The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC and zulily, as co-borrowers with an additional $50 million sub-limit for standby letters of credit.  The remaining $2.25 billion and any incremental loans may be borrowed only by QVC. The borrowers may elect that the loans extended under the Third Amended and Restated Credit Agreement bear interest at a rate per annum equal to the annual base rate or LIBOR, as each is defined in the Third Amended and Restated Credit Agreement.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on QVC and zulily’s combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on QVC and zulily’s Combined Consolidated Leverage Ratio.  Because the calculation of the Combined Consolidated Leverage Ratio

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Payment of loans may be accelerated following certain customary events of default.

The purpose of the amendment was to, among other things, extend the maturity of QVC's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility, and lower the interest rate on borrowings. The payment and performance of the borrowers’ obligations (including zulily’s obligations) under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of the capital stock of QVC.  The payment and performance of the borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.

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

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 2.7% at June 30, 2017. Availability under the Third Amended and Restated Credit Agreement at June 30, 2017 was $1.0  billion, including the remaining portion of the $400 million tranche that zulily may also borrow on.

Exchangeable Senior Debentures

Liberty has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of June 30, 2017 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of June 30, 2017.

During the year ended December 31, 2016, holders exchanged, under the terms of the debentures, approximately $523 million principal of Liberty’s 0.75% Exchangeable Senior Debentures due 2043 and Liberty made cash payments of approximately $1,181 million to settle the obligations. In addition, in conjunction with the investment in Liberty Broadband (see note 1), an extraordinary distribution of approximately $325 million was paid to holders of the 0.75% Exchangeable Senior Debentures due 2043.

In August 2016, Liberty issued $750 million principal amount of new 1.75% Exchangeable Senior Debentures due 2046. The 1.75% Exchangeable Senior Debentures are senior exchangeable debentures due September 2046, which bear interest at an annual rate of 1.75%.  Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Liberty may, at its election, pay the exchange value in cash, Charter Class A

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

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

Debt Covenants

Liberty, QVC and zulily are in compliance with all debt covenants at June 30, 2017.

Other Subsidiary Debt

Other subsidiary debt at June 30, 2017 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2017 are as follows (amounts in millions):

Senior debentures	$866
QVC senior secured notes	$3,582

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2017.

(11)   Stockholders' Equity

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of June 30, 2017,  no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

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

On August 29, 2016, QVC’s west coast distribution center officially opened. QVC concluded that the Lease does not meet the criteria for “sale-leaseback” treatment under GAAP. Therefore, QVC is treating the Lease as a financing obligation and lease payments are being attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset is being depreciated over its estimated useful life of 20 years. Although QVC did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2015. If QVC does not exercise its right to purchase the Premises and related land, QVC will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the six months ended June 30, 2017, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

Performance Measures

	Three months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$1,979	468	2,063	463
zulily	367	26	366	31
Corporate and other	—	(6)	—	(7)
Inter-segment eliminations	—	—	(5)	—
Total QVC Group	2,346	488	2,424	487
Ventures Group
Corporate and other	6	(7)	139	8
Total Ventures Group	6	(7)	139	8
Consolidated Liberty	$2,352	481	2,563	495

	Six months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$3,944	902	4,076	878
zulily	726	41	721	54
Corporate and other	—	(10)	—	(12)
Inter-segment eliminations	(1)	—	(6)	—
Total QVC Group	4,669	933	4,791	920
Ventures Group
Corporate and other	10	(15)	282	12
Total Ventures Group	10	(15)	282	12
Consolidated Liberty	$4,679	918	5,073	932

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2017
	Total assets	Investments in affiliates	Investment in Liberty Broadband	Capital expenditures
	amounts in millions
QVC Group
QVC	$11,146	38	—	44
zulily	2,390	—	—	29
Corporate and other	417	193	—	—
Total QVC Group	13,953	231	—	73
Ventures Group
Corporate and other	7,020	415	3,703	1
Total Ventures Group	7,020	415	3,703	1
Consolidated Liberty	$20,973	646	3,703	74

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$481	495	918	932
Stock-based compensation	(21)	(24)	(37)	(55)
Depreciation and amortization	(206)	(221)	(414)	(438)
Operating income (loss)	254	250	467	439
Interest expense	(89)	(92)	(179)	(185)
Share of earnings (loss) of affiliates, net	(9)	(2)	(36)	1
Realized and unrealized gains (losses) on financial instruments, net	116	343	817	336
Other, net	(7)	100	(6)	138
Earnings (loss) before income taxes	$265	599	1,063	729

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; international expansion; new service offerings; our proposed transactions involving General Communication, Inc. (“GCI”) and HSN, Inc. (“HSN”); revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	increased digital TV penetration and the impact on channel positioning of our programs;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our proposed transactions involving GCI and HSN;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, as well as Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2016.

See note 1 of the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

The information herein relates to Liberty Interactive Corporation and its controlled subsidiaries (collectively “Liberty,” the “Company,” “Consolidated Liberty,” “us,” “we” or “our” unless the context otherwise requires).

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

Our “Corporate and other” category includes entire or majority interests in consolidated subsidiaries, which operate online commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses.  These consolidated subsidiaries include Evite, Inc. (“Evite”), CommerceHub, Inc. (“CommerceHub”) (through July 22, 2016) (see note 3 of the accompanying condensed consolidated financial statements) and Bodybuilding.com, LLC ("Bodybuilding") (through November 4, 2016) (see note 3 of the accompanying condensed consolidated financial statements) (collectively, the “Digital Commerce businesses”). Evite is an online invitation and social event planning service on the web. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. We also hold ownership interests in FTD Companies, Inc. (“FTD”), HSN and LendingTree, Inc. (“LendingTree”), which we account for as equity method investments; an interest in Liberty Broadband Corporation (“Liberty Broadband”), which we account for at fair value; and investments and related financial instruments in public companies such as Charter Communications, Inc. (“Charter”), ILG, Inc. (“ILG”) and Time Warner Inc. (“Time Warner”), which are accounted for at their respective fair market values.

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

The term “Ventures Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2017, the Ventures Group has attributed to it our interests in Evite, FTD, LendingTree, and Liberty Broadband, investments in Charter, ILG, and Time Warner, and cash and cash equivalents in the amount of approximately $485 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying condensed consolidated financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI.  Liberty and LI LLC will contribute to GCI Liberty (as defined below) its entire equity interest in Liberty Broadband, Charter and LendingTree, together with the Evite operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash and (b) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (to be named GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty.  Holders of GCI Class A Common Stock and GCI Class B Common Stock each will receive (i) 0.63 of a share of reclassified GCI Class A Common Stock and (ii) 0.20 of a share of new GCI Series A preferred stock in exchange for each share of their existing GCI stock.   The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A Common Stock and $5.00 per share in newly issued GCI Preferred Stock, and a Liberty Ventures reference price of $43.65 (with no additional premium paid for shares of GCI Class B Common Stock). The Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities, if effected as of the date hereof, would include cash, Liberty’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures (other than its outstanding 1.75% Exchangeable Debentures due 2046 that are exchanged for mirror debentures of GCI in an exchange offer to be conducted prior to the closing of the Transactions), and certain tax benefits.  Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated during the fourth quarter of 2017, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

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

The term “QVC Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of June 30, 2017, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses, and has attributed to it our wholly-owned subsidiaries QVC and zulily, as well as our approximate 38% interest in HSN and cash and cash equivalents of approximately $420 million, including subsidiary cash. The QVC Group also has attributed to it liabilities that reside with QVC and zulily, certain liabilities related to our corporate level indebtedness (see note 10 of the accompanying condensed consolidated financial statements) and certain deferred tax liabilities.

On July 6, 2017, Liberty announced that it had entered into an Agreement and Plan of Merger, dated as of July 5, 2017 (the “HSN Merger Agreement”), by and among Liberty, Liberty Horizon, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Liberty (“Merger Sub”), and HSN. Pursuant to the terms of the HSN Merger Agreement, Merger Sub will merge with and into HSN, with HSN surviving as a wholly-owned subsidiary of Liberty (the “HSN Merger”). As a result of the HSN Merger, Liberty will acquire the approximately 62% of HSN it does not already own in an all-stock transaction,  making HSN a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. Liberty currently owns approximately 38% of HSN. HSN shareholders (other than Liberty) will receive fixed consideration of 1.65 shares of Series A QVC Group common stock for each share of HSN common stock. Based on the Series A QVC Group common stock’s closing price as of July 5, 2017 and the number of HSN undiluted shares outstanding as of May 1, 2017, this equates to a total enterprise value for HSN of $2.6 billion, an equity value of $2.1 billion, and consideration of $40.36 per HSN share, representing a premium of $9.06 per share or 29% to HSN shareholders, based on HSN’s closing price on July 5, 2017. Liberty intends to issue 53.4 million shares of Series A QVC Group common stock to HSN shareholders. Following the completion of the HSN Merger, Liberty expects to continue its repurchases of QVC Group common stock.

The HSN Merger is expected to be completed by the fourth quarter of 2017.  The completion of the acquisition is subject to certain customary conditions, including (i) the receipt of requisite regulatory approvals, including approval from the Federal Communications Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by a majority of the outstanding voting power of HSN shareholders. A voting agreement has been obtained from Liberty to vote its HSN shares in-favor of the transaction.  Approval of the Liberty stockholders is not required, and is not being sought, for the HSN Merger.  Upon closing, Liberty’s board of directors will be expanded by one to include a director from HSN’s board of directors; this director will be selected by Liberty.

As discussed above, the transaction between Liberty and GCI and subsequent split-off of Liberty Ventures is expected to close later in 2017.  Simultaneous with that closing, QVC Group, including wholly-owned subsidiaries QVC, Inc., zulily and HSN (or, if the HSN acquisition has not yet closed, following such closing), will become an asset-backed stock and Liberty will be renamed QVC Group, Inc.  Neither the Transactions nor the HSN Merger is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
QVC Group
QVC	$1,979	2,063	3,944	4,076
zulily	367	366	726	721
Inter-segment eliminations	—	(5)	(1)	(6)
Total QVC Group	2,346	2,424	4,669	4,791
Ventures Group
Corporate and other	6	139	10	282
Total Ventures Group	6	139	10	282
Consolidated Liberty	$2,352	2,563	4,679	5,073

Operating Income (Loss)
QVC Group
QVC	$306	307	577	568
zulily	(29)	(43)	(68)	(86)
Corporate and other	(12)	(10)	(18)	(22)
Total QVC Group	265	254	491	460
Ventures Group
Corporate and other	(11)	(4)	(24)	(21)
Total Ventures Group	(11)	(4)	(24)	(21)
Consolidated Liberty	$254	250	467	439

Adjusted OIBDA
QVC Group
QVC	$468	463	902	878
zulily	26	31	41	54
Corporate and other	(6)	(7)	(10)	(12)
Total QVC Group	488	487	933	920
Ventures Group
Corporate and other	(7)	8	(15)	12
Total Ventures Group	(7)	8	(15)	12
Consolidated Liberty	$481	495	918	932

Revenue.    Our consolidated revenue decreased 8.2% or $211 million and 7.8% or $394 million for three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decreases were due to decreased revenue at QVC ($84 million and $132 million for the three and six month periods ended June 30, 2017, respectively), the disposition of Bodybuilding (which contributed $112 million and $228 million for the three and six month periods ended June 30, 2016, respectively) and the CommerceHub Spin-Off (which contributed $22 million and $44 million for the three and six month periods ended June 30, 2016, respectively). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options, restricted awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees and (2) phantom stock appreciation rights granted to officers and employees of certain of our subsidiaries pursuant to private equity plans.

We recorded $21 million and $24 million of stock-based compensation for the three months ended June 30, 2017 and 2016, respectively. We recorded $37 million and $55 million of stock-based compensation for the six months ended June 30, 2017 and 2016, respectively. The decrease of $3 million for the three months ended June 30, 2017 was primarily due to a decrease at the corporate level. The decrease of $18 million for the six months ended June 30, 2017 was primarily due to the CommerceHub Spin-Off and declines at QVC U.S., zulily, and at the corporate level. As of June 30, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $127 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

Operating income.    Our consolidated operating income increased 1.6% or $4 million and 6.4% or $28 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in operating income for the three months ended June 30, 2017 was primarily due to an increase in operating income at QVC of $1 million and a decrease in operating losses at zulily of $14 million, partially offset by an increase in corporate spending in the QVC Group of $2 million and at the Ventures Group of $7 million. The increase in operating income for the six months ended June 30, 2017 was primarily due to an increase in operating income at QVC of $9 million, a decrease in operating losses at zulily of $18 million, and a decrease in corporate spending in the QVC Group of $4 million, partially offset by an increase in corporate spending at the Ventures Group of $3 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

Consolidated Adjusted OIBDA decreased 2.8% or $14 million and 1.5% or $14 million for three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.  The decrease in Adjusted OIBDA for the three months ended June 30, 2017 was primarily due to a decrease at zulily ($5 million), decreases related to the CommerceHub Spin-Off ($5 million) and the disposition of Bodybuilding ($9 million), partially offset by an increase in corporate and other Adjusted OIBDA at QVC Group ($1 million), and an increase at QVC ($5 million). The decrease in Adjusted OIBDA for the six months ended June 30, 2017 was primarily due to a decrease at zulily ($13 million), decreases related to the CommerceHub Spin-Off ($15 million) and the disposition of Bodybuilding ($15 million), partially offset by an increase in corporate and other Adjusted OIBDA at QVC Group ($2 million), and an increase at QVC ($24 million).  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
QVC Group	$(74)	(71)	(149)	(147)
Ventures Group	(15)	(21)	(30)	(38)
Consolidated Liberty	$(89)	(92)	(179)	(185)

Share of earnings (losses) of affiliates
QVC Group	$6	9	20	30
Ventures Group	(15)	(11)	(56)	(29)
Consolidated Liberty	$(9)	(2)	(36)	1

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$—	5	(1)	4
Ventures Group	116	338	818	332
Consolidated Liberty	$116	343	817	336

Other, net
QVC Group	$(8)	20	(10)	25
Ventures Group	1	80	4	113
Consolidated Liberty	$(7)	100	(6)	138

Consolidated Liberty other income (expense)	$11	349	596	290

Interest expense.    Interest expense remained relatively flat for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
QVC Group
HSN	$7	10	23	32
Other	(1)	(1)	(3)	(2)
Total QVC Group	6	9	20	30
Ventures Group
FTD	—	2	(5)	(1)
Other	(15)	(13)	(51)	(28)
Total Ventures Group	(15)	(11)	(56)	(29)
Consolidated Liberty	$(9)	(2)	(36)	1

The share of losses in the “Other” category of the Ventures Group, in all periods, is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and we record our share of such losses. We note these entities typically have favorable tax attributes and credits, which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities - Available-for-sale securities	$162	212	422	348
Fair Value Option Securities - Liberty Broadband	15	161	541	161
Exchangeable senior debentures	(55)	(33)	(139)	(175)
Other financial instruments	(6)	3	(7)	2
	$116	343	817	336

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease for the three months ended June 30, 2017, compared to the corresponding period in the prior year, was primarily driven by the investment in Liberty Broadband experiencing higher gains during the second quarter of 2016 compared to the second quarter of 2017, and the change in Liberty’s ownership interest in ILG in the second quarter of 2016, which resulted in classification as an available-for-sale security rather than an equity method investment. The increase for the six months ended June 30, 2017, compared to the same period in the prior year, was primarily driven by the investment in Liberty Broadband, the investment in Charter, and the investment in ILG.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net decreased $107 million and $144 million for the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in the prior year, primarily as a result of a $58 million and $76 million gain on dilution of investments in affiliates at the Ventures Group and a $1 million and $11 million gain on the extinguishment of debt during the three and six months ended June 30, 2016, respectively, and no similar gains in the three and six months ended June 30, 2017.

Income taxes. We had income tax expense of $81 million and $212 million for the three months ended June 30, 2017 and 2016, respectively, and income tax expense of $360 million and $250 million for the six months ended June 30, 2017 and 2016, respectively. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and six months ended June 30, 2017 due to the receipt of a taxable dividend that under U.S. tax law is subject to a dividends received deduction and to tax credits and incentives generated by our alternative energy investments partially offset by state taxes, net of federal benefit. Income tax expense approximated the U.S. statutory tax rate of 35% during the three and six months ended June 30, 2016, due to a federal benefit from tax credits generated by our alternative energy investments partially offset by state taxes, net of federal benefit.

Net earnings. We had net earnings of $184 million and $390 million for the three months ended June 30, 2017 and 2016, respectively, and net earnings of $703 million and $466 million for the six months ended June 30, 2017 and 2016, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of June 30, 2017, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our wholly-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such that, in the case of QVC, a leverage ratio (defined in the amendment and restatement, dated June 23, 2016, of QVC’s Senior Secured Credit Facility, (the “Third Amended and Restated Credit Facility”) as the ratio of QVC’s consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period and the ratio of QVC and zulily’s combined debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained), proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under the Third Amended and Restated Credit Facility) and equity issuances, and dividend and interest receipts.

During the quarter there have been no changes to our corporate or subsidiary debt credit ratings.

As of June 30, 2017, Liberty's liquidity position consisted of the following:

		Available-for-Sale
	Cash and cash	Securities and Other
	equivalents	Cost Investments
	amounts in millions
QVC	$306	—
zulily	9	—
Corporate and other	105	3
Total QVC Group	420	3
Corporate and other	485	2,344
Total Ventures Group	485	2,344
Total Liberty	$905	2,347

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1.0 billion under the Third Amended and Restated Credit Facility at June 30, 2017, including the remaining portion of the $400 million tranche that zulily may borrow on. As of June 30, 2017, QVC had approximately $162 million of cash and cash equivalents held in foreign subsidiaries which certain tax consequences could reduce the amount of cash that would be available for domestic purposes.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$660	652
Ventures Group net cash provided (used) by operating activities	123	19
Net cash provided (used) by operating activities	$783	671
QVC Group net cash provided (used) by investing activities	(101)	(100)
Ventures Group net cash provided (used) by investing activities	(120)	(1,429)
Net cash provided (used) by investing activities	$(221)	(1,529)
QVC Group net cash provided (used) by financing activities	(486)	(588)
Ventures Group net cash provided (used) by financing activities	(5)	(506)
Net cash provided (used) by financing activities	$(491)	(1,094)

QVC Group

During the six months ended June 30, 2017, the QVC Group uses of cash were primarily the net repayment of certain debt obligations of approximately $292 million and the repurchase of Series A QVC Group common stock of $152 million. Additionally, the QVC Group had approximately $73 million of capital expenditures during the six months ended June 30, 2017.  These uses of cash were funded by cash provided by operating activities.

The projected uses of QVC Group cash for the remainder of 2017 are the cost to service outstanding debt, approximately $140 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $160 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the six months ended June 30, 2017, the Ventures Group uses of cash were primarily investments in and loans to cost and equity investments of $118 million and $6 million of repayments on outstanding debt. These uses of cash for the Ventures Group were funded by cash on hand.

The projected uses of Ventures Group cash for the remainder of 2017 are approximately $30 million in interest payments to service outstanding debt, and further investments in existing or new businesses through continued investment activity.

Consolidated

During the six months ended June 30, 2017, Liberty's primary uses of cash were investments in and loans to cost and equity investments of $118 million, the net repayment of certain debt obligations of approximately $298 million and the repurchase of Series A QVC Group common stock of $152 million. These activities were funded primarily by cash provided by operating activities.

The projected uses of Liberty cash for the remainder of 2017 are the continued capital improvement spending of approximately $160 million, payment of expenses to be incurred with respect to the Transactions and the HSN Merger, the repayment of certain debt obligations, approximately $170 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC’s international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, its televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on QVC’s digital platforms. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.

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

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Net revenue	$1,979	2,063	3,944	4,076
Costs of sales	1,230	1,285	2,473	2,565
Gross profit	749	778	1,471	1,511
Operating expenses:
Operating	137	146	274	288
SG&A expenses (excluding stock-based compensation)	144	169	295	345
Adjusted OIBDA	468	463	902	878
Stock-based compensation	8	10	14	16
Depreciation	37	31	78	65
Amortization	117	115	233	229
Operating income	$306	307	577	568

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
QVC-U.S.	$1,367	1,428	2,737	2,835
QVC-International	612	635	1,207	1,241
Consolidated QVC	$1,979	2,063	3,944	4,076

QVC's consolidated net revenue decreased 4.1% and 3.2% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue of $84 million for the three month period was primarily comprised of $43 million due to a 1.8% decrease in units sold, $31 million due to unfavorable foreign currency rates, $12 million due to a 0.5% decrease in average selling price per unit ("ASP"), a $10 million decrease due to a decrease in shipping and handling revenue, and a $8 million decrease in miscellaneous income. The decrease was offset by a decrease in estimated product returns of $20 million. The decrease in net revenue of $132 million for the six month period was primarily comprised of $107 million due to a 2.3% decrease in ASP, $58 million due to unfavorable foreign currency rates, a decrease in shipping and handling revenue of $12 million, and a $8 million decrease in miscellaneous income. The decrease was partially offset by a $47 million decrease in estimated product returns and  a $6 million increase due to a slight increase in units sold.

During the three and six months ended June 30, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. QVC’s product margins could continue to be under pressure due to the devaluation of the U.K. Pound Sterling, which it will try to offset as much as possible through pricing and vendor negotiations as Brexit develops as mentioned below.

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

The percentage (decrease) increase in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2017			June 30, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	(4.3)%	—%	(4.3)%	(3.5)%	—%	(3.5)%
QVC-International	(3.6)%	(5.1)%	1.5%	(2.7)%	(4.7)%	2.0%

QVC-U.S. net revenue decrease for the three and six months ended June 30, 2017 was primarily due to a 3.3% and 1.2% decrease in units shipped, a 1.0% and a 2.9% decrease in ASP, and decreases of $9 million and $13 million in net shipping and handling revenue, respectively. The decreases for the three and six months ended June 30, 2017 were partially offset by decreases in estimated product returns of $22 million and $49 million, respectively. QVC-U.S. experienced a system outage that had an estimated 1% negative impact to net revenue during the second quarter that resulted in shipment backlog into the third quarter. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers and lower sales. The decrease in estimated product returns was primarily due to an overall lower return rate and reduced sales. For the three months ended June 30, 2017, QVC-US experienced shipped sales declines in all categories except home, and for the six months ended June 30, 2017 QVC-US experienced shipped sales declines in all categories except apparel.

QVC-International net revenue growth in constant currency for the three months ended June 30, 2017 was primarily due to a 1.0% increase in ASP, mainly in the U.K., Germany and Italy, offset by a decrease in ASP in Japan. Additionally, there was a 0.7% increase in units shipped, mainly in Japan. Net revenue growth in constant currency for the six months ended June 30, 2017 was primarily due to a 2.4% increase in units shipped, mainly in Japan and Germany, offset by a 0.6% decrease in ASP, primarily in Japan. For the three and six months ended June 30, 2017 QVC-International experienced shipped sales growth in constant currency in beauty, accessories and apparel with declines in home, jewelry and electronics.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U.  In the longer term, any impact from Brexit on us will also depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect QVC’s operations and financial results. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the E.U. This started the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U.

QVC's gross profit percentage was 37.8% and 37.3% for the three and six months ended June 30, 2017, respectively, compared to 37.7% and 37.1% for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, the gross profit percentage increased primarily due to an increase in product margins, offset by an increase in warehouse costs in the U.S. due in part to the addition of the California distribution center that opened in the third quarter of 2016.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $9 million or 6.2% and $14 million or 4.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. For the three and six months ended June 30, 2017, operating expenses decreased primarily due to decreases in customer service expense of $3 million and $7 million, decreases in commissions expense of $3 million and $2 million, and $3 million and $5 million in favorable foreign currency exchange rates, respectively. The decreases in customer service expenses were primarily due to lower call volumes for the three and six months ended June 30, 2017 and the closure of the Port St. Lucie call center in March of 2016 for the six months ended June 30, 2017. The decreases in commission expenses were due to a decrease in U.S. sales for both periods offset by additional channel placement fees in the U.K.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $25 million and $50 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, decreased from 8.2% to 7.3% for the three months ended June 30, 2017, respectively, as compared to the three months ended June 30, 2016, and decreased from 8.5% to 7.5% for the six months ended June 30, 2017, respectively, as compared to the six months ended June 30, 2016.  For the three months ended June 30, 2017, the decrease was primarily due to a decrease in bad debt expense of $19 million, $4 million from favorable foreign currency rates, a $4 million decrease in external services, a $2 million increase in credit card income and a  $2 million decrease in various other expenses offset by increases of $3 million in both software expense and personnel costs. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly related to the Easy-Pay program in the U.S. and lower sales in the period. The decrease in external services was primarily due to costs related to internal control enhancements, a decrease in outside legal services and the establishment of a global business service center incurred in the prior year.  The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. Software expense increased primarily due to increases in software licenses and maintenance. The increase in personnel costs was primarily due to an increase in bonus compensation mostly in the U.S. offset by decreases in salaries and wages.

For the six months ended June 30, 2017, the decrease is due to a decrease in bad debt expense of $21 million, $8 million from favorable foreign currency rates, reduced personnel costs of $5 million, a $5 million increase in credit card income, a $4 million decrease in external services, a  $3 million decrease in marketing expenses and a $9 million decrease in various other expenses offset by an increase of $5 million in software expense. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly related to the Easy-Pay program in the U.S. and lower sales in the period. The decrease in personnel costs was primarily due to a decrease in wages and severance, offset partially by higher bonus expenses. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. The decrease in external services was primarily due to costs related to internal control enhancements, a decrease in outside legal services and the establishment of a global business service center incurred in the prior year. The decrease in marketing expenses was primarily due to a decrease in promotional advertising with zulily. Software expense increased primarily due to increases in software licenses and maintenance.

Depreciation and amortization consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Affiliate agreements	$37	37	73	73
Customer relationships	43	42	84	85
Acquisition related amortization	80	79	157	158
Property and equipment	37	31	78	65
Software amortization	22	23	46	47
Channel placement amortization and related expenses	15	13	30	24
Total depreciation and amortization	$154	146	311	294

For the three and six months ended June 30, 2017, depreciation and amortization increased primarily due to expense related to the addition of the west coast distribution center in the third quarter of 2016 and additional channel placement related to Beauty iQ in the U.S.

zulily. Liberty acquired zulily on October 1, 2015.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way moms shop. Through its desktop and mobile websites and mobile applications, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its vendor base, zulily has built a large scale and uniquely curated marketplace. zulily's stand-alone operating results for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Net revenue	$367	366	726	721
Costs of sales	265	257	528	511
Gross profit	102	109	198	210
Operating expenses:
Operating	11	11	22	22
SG&A expenses (excluding stock-based compensation)	65	67	135	134
Adjusted OIBDA	26	31	41	54
Stock-based compensation	4	6	8	11
Depreciation	5	6	11	11
Amortization of intangible assets	46	62	90	118
Operating income (loss)	$(29)	(43)	(68)	(86)

zulily's consolidated net revenue increased 0.3% and 0.7% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three months ended June 30, 2017 was primarily attributed to zulily’s active customer base remaining relatively flat year over year. Average order value increased 0.8% and the number of orders placed per active customer increased 0.5%, offset partially by a 1.2% decrease in total orders placed. Net revenue increased for the six months ended June 30, 2017, as compared to the corresponding period in the prior year, primarily attributed to a 0.8% increase in total orders placed, driven by a 2.5% increase in the number of orders placed per active customer, and a 0.7% increase in average order value. An active customer is defined as an individual who had purchased from zulily at least once in the last twelve months, measured from the last date of a period.

zulily's gross profit percentage was 27.8% and 29.8% for the three months ended June 30, 2017 and 2016, respectively. zulily’s gross profit percentage was 27.3% and 29.1% for the six months ended June 30, 2017 and 2016, respectively. For both the three and six month periods ended June 30, 2017, the decrease was primarily attributed to higher free shipping offers, as well as higher supply chain expenses resulting from an increase in international shipping, a shift in product mix, and growth of our third-party fulfillment services.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and six month periods ended June 30, 2017, operating expenses remained flat as compared to the same periods in the prior year.

zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended June 30, 2017, these expenses decreased $2 million, and as a percentage of net revenue, decreased from 18.3% to 17.7%, as compared to the corresponding period in the prior year. The decrease for the three months ended June 30, 2017, was primarily due to a reduction in marketing and advertising spend.  For the six months ended June 30, 2017, these expenses increased $1 million, and as a percentage of revenue remained flat at 18.6%, as compared to the corresponding period in the prior year. The increase for the six months ended June 30, 2017 was primarily due to higher personnel and technology related costs, partially offset by a reduction in marketing and advertising spend.

zulily’s total depreciation and amortization of intangible assets expense decreased $17 million and $28 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decrease is attributed to the decelerating amortization of intangible assets recognized in acquisition accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,291	2.7%	$3,730	4.6%
zulily	$320	2.7%	$—	—%
Corporate and other	$—	—%	$792	8.3%
Ventures Group
Corporate and other	$—	—%	$1,955	3.0%

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

At June 30, 2017, the fair value of our available-for-sale securities was $2,264 million. Had the market price of such securities been 10% lower at June 30, 2017, the aggregate value of such securities would have been $226 million lower.  Our investments in HSN and FTD are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $843 million at June 30, 2017 and had the market price of such securities been 10% lower at June 30, 2017, the aggregate value of such securities would have been $84 million lower. Such changes in value are not directly reflected in our statement of operations.  At June 30, 2017, the fair value of our investment in Liberty Broadband was $3,703 million. Had the market price of such security been 10% lower at June 30, 2017, the fair value of such security would have been $370 million lower. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2017 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Failure to complete the HSN Merger could negatively impact the stock price and financial results of Liberty.

If the HSN Merger is not completed for any reason, including as a result of the HSN stockholders failing to approve the necessary proposals, Liberty may be subject to numerous risks, including the following:

•	Liberty experiencing negative reactions from the financial markets, including negative impacts on the price of its Series A QVC Group common stock;

•	Liberty being required to pay HSN a termination fee in connection with the termination of the HSN Merger Agreement under certain circumstances;

•	Liberty experiencing reputational harm due to the adverse perception of any failure to successfully complete the HSN Merger; and

•

Liberty (i) operating under the restrictions on the conduct of its business set forth in the HSN Merger Agreement, (ii) having its management divert attention away from their respective day-to-day activities and operations and devoting time and effort to consummating the HSN Merger and (iii) incurring significant costs, including advisory, legal and other transaction costs, each as explained above, without realizing any of the benefits of having completed the HSN Merger.

Liberty is subject to contractual restrictions while the HSN Merger is pending, which could adversely affect Liberty’s business.

The Merger Agreement imposes certain restrictive interim covenants on Liberty. For instance, the consent of HSN is required in respect of, among other things, amendments to Liberty’s organizational documents, certain payments of dividends with respect to the Liberty Ventures common stock and certain issuances of shares of QVC Group common stock. These restrictions may prevent Liberty from taking certain actions before the closing of the HSN Merger or the termination of the HSN Merger Agreement, including making certain acquisitions or otherwise pursuing certain business opportunities, or making certain changes to its capital stock, that its board of directors may deem beneficial.

Liberty expects to incur significant transaction and related costs in connection with the HSN Merger.

Liberty expects that it will incur certain nonrecurring costs in connection with the consummation of the HSN Merger, including advisory, legal and other transaction costs. A majority of these costs have already been incurred or will be incurred regardless of whether the HSN Merger is completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, management of Liberty continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the HSN Merger. Although Liberty expects that the realization of benefits related to the HSN Merger will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of HSN Merger could divert the attention of management and cause disruptions in the businesses of HSN and Liberty, which could have an adverse effect on the business and financial results of both HSN and Liberty.

Liberty and HSN are currently operated independently of each other. Management of both HSN and Liberty may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the HSN Merger. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the HSN Merger. These factors could adversely affect the financial position or results of operations of Liberty and HSN, regardless of whether the HSN Merger is completed.

Even if HSN and Liberty complete the HSN Merger, the combined company may fail to realize all of the anticipated benefits of the proposed HSN Merger.

The success of the HSN Merger will depend, in part, on Liberty’s ability to realize the anticipated benefits and cost savings from combining HSN and Liberty’s businesses. The anticipated benefits and cost savings of the HSN Merger may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that HSN and Liberty do not currently foresee. Some of the assumptions that Liberty has made, such as the achievement of operating synergies and revenue growth opportunities, may not be realized. The integration process may, for each of HSN and Liberty, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the HSN Merger that were not discovered in the course of performing due diligence.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the split-off of Liberty Media Corporation from the Company in September 2011 (the “LMC Split-Off”), notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the spin-off of the Company’s former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. In addition, on October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or Liberty Ventures common stock.

There were no repurchases of Series A or Series B QVC Group or Liberty Ventures common stock, during the three months ended June 30, 2017.  As of June 30, 2017, $298 million was available to be used for share repurchases of Series A and Series B QVC Group or Liberty Ventures common stock under the Company’s share repurchase program.

In addition to the shares listed in the table above, 1,787 shares of Series A QVC Group common stock and 217 shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended June 30, 2017.

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

2.2

Agreement and Plan of Merger, dated as of July 5, 2017, by and among Liberty Interactive Corporation, Liberty Horizon, Inc. and HSN, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on July 11, 2017 (File No. 001-33982)).

2.3

Amendment No. 1 to Agreement and Plan of Reorganization, dated as of July 19, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Annex B to Liberty Interactive Corporation’s Preliminary Proxy Statement on Schedule 14A filed on August 2, 2017 (File No. 001-33982)).

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

LIBERTY INTERACTIVE CORPORATION
Date: August 8, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: August 8, 2017	By:	/s/ MARK D. CARLETON
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

2.2

Agreement and Plan of Merger, dated as of July 5, 2017, by and among Liberty Interactive Corporation, Liberty Horizon, Inc. and HSN, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on July 11, 2017 (File No. 001-33982)).

2.3

Amendment No. 1 to Agreement and Plan of Reorganization, dated as of July 19, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Annex B to Liberty Interactive Corporation’s Preliminary Proxy Statement on Schedule 14A filed on August 2, 2017 (File No. 001-33982)).

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