Form 10-Q
period 2017-09-30
Liberty Interactive Corp
filed 2017-11-09
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Interactive Corporation's common stock as of October 31, 2017 was:

	Series A	Series B

QVC Group	401,097,375	29,217,195
Liberty Ventures	81,351,297	4,245,314

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$895	825
Trade and other receivables, net of allowance for doubtful accounts of $87 million and $99 million, respectively	945	1,308
Inventory, net	1,197	968
Other current assets	81	68
Total current assets	3,118	3,169
Investments in available-for-sale securities and other cost investments (note 7)	2,481	1,922
Investments in affiliates, accounted for using the equity method (note 8)	573	581
Investment in Liberty Broadband measured at fair value (note 8)	4,068	3,161
Property and equipment, net	1,117	1,131
Intangible assets not subject to amortization (note 9):
Goodwill	6,123	6,052
Trademarks	3,302	3,302
	9,425	9,354
Intangible assets subject to amortization, net (note 9)	635	1,005
Other assets, at cost, net of accumulated amortization	30	32
Total assets	$21,447	20,355

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2017	2016
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$833	790
Accrued liabilities	641	706
Current portion of debt, including $994 million and $862 million measured at fair value (note 10)	1,011	876
Other current liabilities	161	162
Total current liabilities	2,646	2,534
Long-term debt, including $892 million and $805 million measured at fair value (note 10)	7,050	7,166
Deferred income tax liabilities	4,015	3,636
Other liabilities	177	158
Total liabilities	13,888	13,494
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 408,826,790 shares at September 30, 2017 and 429,005,932 shares at December 31, 2016	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,217,195 shares at September 30, 2017 and 29,358,638 shares at December 31, 2016	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 81,351,302 shares at September 30, 2017 and 81,150,711 shares at December 31, 2016	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 4,245,314 shares at September 30, 2017 and 4,271,958 shares at December 31, 2016	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(157)	(266)
Retained earnings	7,605	7,032
Total stockholders' equity	7,454	6,772
Noncontrolling interests in equity of subsidiaries	105	89
Total equity	7,559	6,861
Commitments and contingencies (note 12)
Total liabilities and equity	$21,447	20,355

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Total revenue, net	$2,381	2,412	7,060	7,485
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,554	1,575	4,553	4,822
Operating	160	165	461	512
Selling, general and administrative, including stock-based compensation (note 4)	279	290	777	892
Depreciation and amortization	180	225	594	663
	2,173	2,255	6,385	6,889
Operating income (loss)	208	157	675	596
Other income (expense):
Interest expense	(88)	(92)	(267)	(277)
Share of earnings (losses) of affiliates, net (note 8)	(86)	(22)	(122)	(21)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	369	606	1,186	942
Other, net	7	(8)	1	130
	202	484	798	774
Earnings (loss) from continuing operations before income taxes	410	641	1,473	1,370
Income tax (expense) benefit	(102)	(190)	(462)	(440)
Earnings (loss) from continuing operations	308	451	1,011	930
Earnings (loss) from discontinued operations, net of taxes	—	27	—	14
Net earnings (loss)	308	478	1,011	944
Less net earnings (loss) attributable to the noncontrolling interests	12	9	33	28
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$296	469	978	916

Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$119	61	321	285
Liberty Ventures common stock	177	408	657	631
	$296	469	978	916
				(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.27	0.13	0.71	0.59
Series A and Series B Liberty Ventures common stock	$2.06	2.68	7.73	4.35
Diluted net earnings (losses) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.26	0.13	0.71	0.59
Series A and Series B Liberty Ventures common stock	$2.03	2.65	7.64	4.28

Basic net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.27	0.13	0.71	0.59
Series A and Series B Liberty Ventures common stock	$2.06	2.87	7.73	4.44
Diluted net earnings (losses) attributable to Liberty Interactive Corporation shareholders per common share (note 5):
Series A and Series B QVC Group common stock	$0.26	0.13	0.71	0.59
Series A and Series B Liberty Ventures common stock	$2.03	2.84	7.64	4.38

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Net earnings (loss)	$308	478	1,011	944
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	28	(3)	111	36
Share of other comprehensive earnings (losses) of equity affiliates	—	(1)	3	(5)
Other comprehensive earnings (loss) from discontinued operations	—	(1)	—	(2)
Other	—	—	—	6
Other comprehensive earnings (loss)	28	(5)	114	35
Comprehensive earnings (loss)	336	473	1,125	979
Less comprehensive earnings (loss) attributable to the noncontrolling interests	12	11	38	46
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$324	462	1,087	933

Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$147	56	428	303
Liberty Ventures common stock	177	406	659	630
	$324	462	1,087	933

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$1,011	944
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(14)
Depreciation and amortization	594	663
Stock-based compensation	59	75
Cash payments for stock-based compensation	—	(92)
Share of (earnings) losses of affiliates, net	122	21
Cash receipts from returns on equity investments	21	24
Realized and unrealized (gains) losses on financial instruments, net	(1,186)	(942)
Deferred income tax expense (benefit)	356	422
Other, net	8	(46)
Changes in operating assets and liabilities
Current and other assets	161	349
Payables and other liabilities	(67)	(384)
Net cash provided (used) by operating activities	1,079	1,020
Cash flows from investing activities:
Cash proceeds from dispositions of investments	—	350
Investments in and loans to cost and equity investees	(140)	(67)
Capital expended for property and equipment	(126)	(177)
Purchases of short term and other marketable securities	—	(264)
Sales of short term and other marketable securities	—	1,174
Investment in Liberty Broadband	—	(2,400)
Other investing activities, net	(36)	(14)
Net cash provided (used) by investing activities	(302)	(1,398)
Cash flows from financing activities:
Borrowings of debt	1,689	2,688
Repayments of debt	(1,917)	(3,629)
Repurchases of QVC Group common stock	(452)	(603)
Withholding taxes on net settlements of stock-based compensation	(14)	(16)
Other financing activities, net	(26)	(28)
Net cash provided (used) by financing activities	(720)	(1,588)
Effect of foreign currency exchange rates on cash	13	7
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	15
Cash provided (used) by investing activities	—	—
Cash provided (used) by financing activities	—	—
Change in available cash held by discontinued operations	—	—
Net cash provided (used) by discontinued operations	—	15
Net increase (decrease) in cash and cash equivalents	70	(1,944)
Cash and cash equivalents at beginning of period	825	2,449
Cash and cash equivalents at end of period	$895	505

See accompanying notes to condensed consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2017

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	5	—	1	—	—	(266)	7,032	89	6,861
Net earnings	—	—	—	—	—	—	—	978	33	1,011
Other comprehensive loss	—	—	—	—	—	—	109	—	5	114
Stock compensation	—	—	—	—	—	59	—	—	—	59
Series A QVC Group common stock repurchases	—	—	—	—	—	(452)	—	—	—	(452)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(22)	(22)
Option exercises	—	—	—	—	—	1	—	—	—	1
Withholding taxes on net settlements of stock-based compensation	—	—	—	—	—	(14)	—	—	—	(14)
Reclassification	—	—	—	—	—	405	—	(405)	—	—
Other	—	—	—	—	—	1	—	—	—	1
Balance at September 30, 2017	$—	5	—	1	—	—	(157)	7,605	105	7,559

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has reviewed the applicable Accounting Standard Update (“ASU”) and has selected the modified retrospective transition method. In addition, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year, as well as the practical expedient to exclude from the measurement of the transaction price sales and similar taxes collected from customers. To date, the Company has concluded it will recognize revenue at the time of shipment to its customers consistent with when title passes. This is a change from the current practice whereby the Company recognizes revenue at the time of delivery to the customers and deferred revenue is recorded to account for the shipments in-transit. At the current time, the Company is continuing to evaluate the impact of the standard including its determination of whether the Company acts as principal or agent in certain vendor arrangements. The Company is also evaluating the impact of the standard on the presentation and timing of credit card income for its QVC-branded credit card and its financial statement disclosures, among other areas. The Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017 in its annual report for the year ending December 31, 2017.

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

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a Step 2 Test to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company plans to adopt the standard during the fourth quarter of 2017, and does not expect the standard to have a material impact.

As a result of repurchases of Series A QVC Group common stock, the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2017.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($405 million) at September 30, 2017 to retained earnings.

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

The reorganization agreement provides for, among other things, provisions governing the relationship between Liberty and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Liberty with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Liberty. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended September 30, 2017 and 2016, respectively, and approximately $8 million and $8 million was reimbursable to LMC for the nine months ended September 30, 2017 and 2016, respectively.  Additionally, the tax

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.

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

The term “QVC Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2017, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses and has attributed to it our wholly-owned subsidiaries, QVC and zulily, llc (“zulily”), our approximate 38% interest in HSN, Inc. (“HSN”), and cash and cash equivalents of approximately $383 million, which includes subsidiary cash. The QVC Group also has attributed to it liabilities that reside with QVC and zulily, certain liabilities related to our corporate level indebtedness (see note 10) and certain deferred tax liabilities.

On July 6, 2017, Liberty announced that it had entered into an Agreement and Plan of Merger, dated as of July 5, 2017 (the “HSN Merger Agreement”), by and among Liberty, Liberty Horizon, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Liberty (“Merger Sub”), and HSN. Pursuant to the terms of the HSN Merger Agreement, Merger Sub will merge with and into HSN, with HSN surviving as a wholly-owned subsidiary of Liberty (the “HSN Merger”). As a result of the HSN Merger, Liberty will acquire the approximately 62% of HSN it does not already own in an all-stock transaction making HSN a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. Liberty currently owns approximately 38% of HSN. HSN shareholders (other than Liberty) will receive fixed consideration of 1.65 shares of Series A QVC Group common stock for each share of HSN common stock. Based on the Series A QVC Group common stock’s closing price as of July 5, 2017 and the number of HSN undiluted shares outstanding as of May 1, 2017, this equates to a total enterprise value for HSN of $2.6 billion, an equity value of $2.1 billion, and consideration of $40.36 per HSN share, representing a premium of approximately 29% to HSN shareholders, based on HSN’s closing price on July 5, 2017. Liberty intends to issue 53.4 million shares of Series A QVC Group common stock to HSN shareholders.

The HSN Merger is expected to be completed by the fourth quarter of 2017.  The completion of the acquisition is subject to certain customary conditions, including approval by a majority of the outstanding voting power of HSN shareholders. A voting agreement has been obtained from Liberty to vote its HSN shares in-favor of the transaction.  Approval of the Liberty stockholders is not required, and is not being sought, for the HSN Merger.  Upon closing, Liberty’s board of directors will be expanded by one to include a director from HSN’s board of directors; this director will be selected by Liberty.

The term “Ventures Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2017, the Ventures Group is comprised primarily of our interests in Evite, Inc. (“Evite”), FTD Companies, Inc. (“FTD”), LendingTree, Inc. (“LendingTree”), Liberty Broadband, investments in Charter, ILG, Inc. (“ILG”), and Time Warner Inc. (“Time Warner”), and cash and cash equivalents of approximately $512 million. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures (see note 10) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI.  Liberty and LI LLC will contribute to GCI Liberty (as defined below) its entire equity interest in Liberty Broadband and Charter, along with, subject to certain exceptions, Liberty’s entire equity interests in FTD and LendingTree, together with the Evite operating business and certain other assets and liabilities, in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, and (ii) cash and (b) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

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

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities, if effected as of the date hereof, would include cash, Liberty’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits. Pursuant to a recent amendment to the reorganization agreement, LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) will not be subject to a pre-closing exchange offer and will instead be reattributed to the QVC Group, along with (i) an amount of cash equal to the net present value of the adjusted principal amount of such 1.75% Exchangeable Debentures (determined as if paid on October 5, 2023) and stated interest payments on the 1.75% Exchangeable Debentures to October 5, 2023 and (ii) an indemnity obligation from GCI Liberty with respect to any payments made by LI LLC in excess of stated principal and interest to any holder that exercises its exchange right under the terms of the debentures through October 5, 2023. The cash reattributed to the QVC Group will be funded by available cash attributed to Liberty’s Ventures Group and the proceeds of a margin loan facility in an initial principal amount of up to $1 billion.  Within six months of the closing, Liberty, LI LLC and GCI Liberty will cooperate with, and reasonably assist each other with respect to, the commencement and consummation of a purchase offer (the “Purchase Offer”) whereby LI LLC will offer to purchase, either pursuant to privately negotiated transactions or a tender offer, the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in the Purchase Offer in an amount equal to the difference between (x) the purchase price paid by LI LLC to acquire such 1.75% Exchangeable Debenture in the Purchase Offer and (y) the sum of the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture in the reattribution plus the amount of certain tax benefits attributable to such 1.75% Exchangeable Debenture so purchased. GCI Liberty’s indemnity obligation with respect to payments made upon a holder’s exercise of its exchange right will be eliminated as to any 1.75% Exchangeable Debentures purchased in the Purchase Offer.

Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated during the first quarter of 2018, subject to the satisfaction of customary closing conditions and the requisite stockholder approvals. Simultaneous with that closing, QVC Group, including wholly-owned subsidiaries QVC, Inc., zulily and HSN (or, if the HSN Merger has not yet closed, following such closing), will become an asset-backed stock and Liberty will be renamed QVC Group, Inc.  Neither the Transactions nor the HSN Merger is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)    Disposals

On July 22, 2016, Liberty completed the CommerceHub Spin-Off. CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in revenue in the accompanying condensed consolidated statements of operations is $7 million for the three months ended September 30, 2016, and $51 million for the nine months ended September 30, 2016 related to CommerceHub.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations is income of $4 million for the three months ended September 30, 2016, and $4 million for the nine months ended September 30, 2016 related to CommerceHub.

On November 4, 2016, Liberty completed the Expedia Holdings Split-Off. At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia and Liberty’s former wholly-owned subsidiary Bodybuilding. Liberty views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the Expedia Holdings Split-Off represents a strategic shift that has a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the accompanying condensed consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the accompanying condensed consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016. Included in revenue in the accompanying condensed consolidated statements of operations is $97 million for the three months ended September 30, 2016, and $325 million for the nine months ended September 30, 2016 related to Bodybuilding. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of $2  million for the three months ended September 30, 2016, and $6 million for the nine months ended September 30, 2016 related to Bodybuilding.

Certain financial information for Liberty’s investment in Expedia, which is included in earnings (loss) from discontinued operations is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2016	2016
	amounts in millions
Earnings (loss) before income taxes	40	15
Income tax (expense) benefit	(13)	(1)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2016	2016
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	NA	NA
Series A and Series B Liberty Ventures common stock	0.19	0.10
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	NA	NA
Series A and Series B Liberty Ventures common stock	0.19	0.10

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $22 million and $20 million of stock-based compensation during the three months ended September 30, 2017 and 2016, respectively, and $59 million and $75 million during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, Liberty granted 3.1 million options and 483 thousand options to QVC and zulily employees, respectively, to purchase shares of Series A QVC Group common stock.  Such options had a weighted average GDFV of $7.86 per share and vest semi-annually over four years.

Also during the nine months ended September 30, 2017, Liberty granted to Liberty employees and directors  165 thousand and 34 thousand options to purchase shares of Series A QVC Group common stock and Series A Liberty Ventures common stock, respectively.  Such options had a weighted average GDFV of $7.73 and $15.48 per share, respectively, and vest between one and five years.

In connection with our CEO’s employment agreement, during the nine months ended September 30, 2017, Liberty also granted 154 thousand and 269 thousand options to purchase shares of Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, and 115 thousand performance-based RSUs of Series B QVC Group common stock. Such options had a GDFV of $7.92 per share and $15.41 per share, respectively.  The RSUs had a GDFV of $19.90 per share at the time they were granted. The options vest on December 31, 2017, and the RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

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

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	29,585	$20.80
Granted	3,763	$23.69
Exercised	(1,333)	$14.11
Forfeited/Cancelled	(1,083)	$27.31
Outstanding at September 30, 2017	30,932	$21.21	4.0	years	$118
Exercisable at September 30, 2017	19,432	$19.15	3.1	years	$106

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	1,489	$27.50
Granted	154	$23.87
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2017	1,643	$27.16	5.0	years	$—
Exercisable at September 30, 2017	843	$25.68	5.4	years	$—

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	1,974	$22.18
Granted	34	$52.00
Exercised	(428)	$16.48
Forfeited/Cancelled	(12)	$38.21
Outstanding at September 30, 2017	1,568	$24.27	2.9	years	$52
Exercisable at September 30, 2017	1,161	$19.30	2.0	years	$44

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty Ventures
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	987	$35.02
Granted	269	$52.39
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2017	1,256	$38.74	4.9	years	$27
Exercisable at September 30, 2017	184	$36.82	5.2	years	$4

As of September 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $111 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

As of September 30, 2017, Liberty reserved for issuance upon exercise of outstanding stock options approximately 30.9 million shares of Series A QVC Group common stock, 1.6 million shares of Series B QVC Group common stock, 1.6 million shares of Series A Liberty Ventures common stock and 1.3 million shares of Series B Liberty Ventures common stock.

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS, for the three months ended September 30, 2017 and 2016,  are 16 million and 13 million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS, for the nine months ended September 30, 2017 and 2016, are 16 million and 13 million potential common shares, respectively, because their inclusion would be antidilutive.

	QVC Group Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	448	473	451	479
Potentially dilutive shares	4	5	3	6
Diluted WASO	452	478	454	485

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Ventures Common Stock

No potential common shares were excluded from diluted EPS for the three and nine months ended September 30, 2017.  Excluded from diluted EPS for the three and nine months ended September 30, 2016 were less than a million potential common shares in both periods, because their inclusion would be antidilutive.

	Liberty Ventures Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	86	142	85	142
Potentially dilutive shares	1	2	1	2
Diluted WASO	87	144	86	144

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2017			December 31, 2016
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$623	623	—	625	625	—
Available-for-sale securities	$2,393	2,393	—	1,846	1,846	—
Investment in Liberty Broadband	$4,068	4,068	—	3,161	3,161	—
Debt	$1,886	—	1,886	1,667	—	1,667

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities - Available-for-sale securities	$130	260	552	608
Fair Value Option Securities - Liberty Broadband	365	490	906	651
Exchangeable senior debentures	(91)	(138)	(230)	(313)
Other financial instruments	(35)	(6)	(42)	(4)
	$369	606	1,186	942

(7)   Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "Fair Value Option"). Liberty has historically entered into economic hedges for certain of its AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty's statements of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the Fair Value Option for certain of its AFS securities ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations.

Investments in AFS securities, the majority of which are considered Fair Value Option Securities, and other cost investments are summarized as follows:

	September 30,	December 31,
	2017	2016
	amounts in millions
QVC Group
Other investments	$4	4
Total attributed QVC Group	4	4
Ventures Group
Charter	1,947	1,543
ILG	445	302
Other investments	85	73
Total attributed Ventures Group	2,477	1,918
Consolidated Liberty	$2,481	1,922

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at September 30, 2017 and the carrying amount at December 31, 2016:

				December 31,
	September 30, 2017			2016
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
QVC Group
HSN	38%	$782	$198	184
Other	various	NA	38	40
Total QVC Group			236	224
Ventures Group
FTD (1)	37%	133	133	216
LendingTree (2)	27%	788	113	31
Other	various	NA	91	110
Total Ventures Group			337	357
Consolidated Liberty			$573	581

(1)	The Company recorded an impairment on its investment in FTD during the third quarter of 2017 in the amount of $50 million.
(2)	During the nine months ended September 30, 2017, the Company purchased an additional 450 thousand shares of LendingTree.

The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	amounts in millions
QVC Group
HSN	$12	9	35	41
Other	(1)	(1)	(4)	(3)
Total QVC Group	11	8	31	38
Ventures Group
FTD (1)	(81)	(7)	(86)	(8)
LendingTree	2	2	5	10
Other	(18)	(25)	(72)	(61)
Total Ventures Group	(97)	(30)	(153)	(59)
Consolidated Liberty	$(86)	(22)	(122)	(21)

(1)

As discussed above, the Company recorded an impairment of $50 million on its investment in FTD during the third quarter of 2017 which is reflected in the share of earnings (losses) of affiliates line item in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

Investment in Liberty Broadband

As discussed in note 1, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of September 30, 2017, Liberty has a 23% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband for accounting purposes even though Liberty does not have any voting rights.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it believes that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	September 30, 2017	December 31, 2016
	amounts in millions
Current assets	$142	258
Investment in Charter, accounted for using the equity method	9,327	9,315
Other assets	13	18
Total assets	9,482	9,591
Long-term debt, including current portion	497	599
Deferred income taxes	498	505
Other liabilities	17	14
Equity	8,470	8,473
Total liabilities and shareholders’ equity	$9,482	9,591

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions		amounts in millions
Revenue	$3	21	10	27
Operating expenses, net	9	14	29	41
Operating income (loss)	(6)	7	(19)	(14)
Share of earnings (losses) of affiliates	(5)	19	25	570
Realized and unrealized gains (losses) on financial instruments, net	3	—	5	93
Gain (loss) on dilution of investment in affiliate	(4)	(16)	(42)	760
Other income (expense), net	(5)	(4)	(14)	(5)
Income tax benefit (expense)	7	(2)	18	(532)
Net earnings (loss)	$(10)	4	(27)	872

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	QVC	zulily	Other	Total
	amounts in millions
Balance at January 1, 2017	$5,110	917	25	6,052
Foreign currency translation adjustments	71	—	—	71
Balance at September 30, 2017	$5,181	917	25	6,123

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $137 million and $181 million for the three months ended September 30, 2017 and 2016, respectively, and $462 million and $538 million for the nine months ended September 30, 2017 and 2016, respectively. Based on its amortizable intangible assets as of September 30, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$80
2018	$283
2019	$142
2020	$74
2021	$54

(10)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2017	September 30, 2017	December 31, 2016
	amounts in millions
QVC Group
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	501
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,690	1,690	1,896
Other subsidiary debt	177	177	174
Deferred loan costs		(26)	(28)
Total QVC Group debt	$6,208	6,175	6,375
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$435	334	276
3.75% Exchangeable Senior Debentures due 2030	435	326	267
3.5% Exchangeable Senior Debentures due 2031	328	331	316
0.75% Exchangeable Senior Debentures due 2043	1	3	3
1.75% Exchangeable Senior Debentures due 2046	750	892	805
Total Ventures Group debt	$1,949	1,886	1,667
Total consolidated Liberty debt	$8,157	8,061	8,042
Less current classification		(1,011)	(876)
Total long-term debt		$7,050	7,166

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

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 2.7% at September 30, 2017. Availability under the Third Amended and Restated Credit Agreement at September 30, 2017 was $950  million, including the remaining portion of the $400 million tranche that zulily may also borrow on.

Exchangeable Senior Debentures

Liberty has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of September 30, 2017 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debentures due 2030 and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because Liberty does not own shares to redeem the debentures.  For the remaining exchangeables, Liberty reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of September 30, 2017.

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

Debt Covenants

Liberty, QVC and zulily are in compliance with all debt covenants at September 30, 2017.

Other Subsidiary Debt

Other subsidiary debt at September 30, 2017 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities (Level 2). The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2017 are as follows (amounts in millions):

Senior debentures	$885
QVC senior secured notes	$3,654

Due to the variable rate nature, Liberty believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2017.

(11)   Stockholders' Equity

In addition to the Series A and Series B QVC Group and Liberty Ventures common stock, there are 4 billion shares of Series C QVC Group and 400 million shares of Series C Liberty Ventures common stock authorized for issuance. As of September 30, 2017,  no shares of any Series C QVC Group or Liberty Ventures common stock were issued or outstanding.

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

For the nine months ended September 30, 2017, Liberty has identified the following consolidated subsidiaries as its reportable segments:

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

Performance Measures

	Three months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$2,010	412	1,948	393
zulily	367	12	359	18
Corporate and other	—	(8)	—	(5)
Inter-segment eliminations	(2)	—	(4)	—
Total QVC Group	2,375	416	2,303	406
Ventures Group
Corporate and other	6	(6)	109	(4)
Total Ventures Group	6	(6)	109	(4)
Consolidated Liberty	$2,381	410	2,412	402

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$5,954	1,314	6,024	1,271
zulily	1,093	53	1,080	72
Corporate and other	—	(18)	—	(17)
Inter-segment eliminations	(3)	—	(10)	—
Total QVC Group	7,044	1,349	7,094	1,326
Ventures Group
Corporate and other	16	(21)	391	8
Total Ventures Group	16	(21)	391	8
Consolidated Liberty	$7,060	1,328	7,485	1,334

Other Information

	September 30, 2017
	Total assets	Investments in affiliates	Investment in Liberty Broadband	Capital expenditures
	amounts in millions
QVC Group
QVC	$11,263	38	—	83
zulily	2,374	—	—	41
Corporate and other	343	198	—	—
Total QVC Group	13,980	236	—	124
Ventures Group
Corporate and other	7,467	337	4,068	2
Total Ventures Group	7,467	337	4,068	2
Consolidated Liberty	$21,447	573	4,068	126

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to  Operating income (loss) and  Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$410	402	1,328	1,334
Stock-based compensation	(22)	(20)	(59)	(75)
Depreciation and amortization	(180)	(225)	(594)	(663)
Operating income (loss)	208	157	675	596
Interest expense	(88)	(92)	(267)	(277)
Share of earnings (loss) of affiliates, net	(86)	(22)	(122)	(21)
Realized and unrealized gains (losses) on financial instruments, net	369	606	1,186	942
Other, net	7	(8)	1	130
Earnings (loss) before income taxes from continuing operations	$410	641	1,473	1,370

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; international expansion; new service offerings; our proposed transactions involving General Communication, Inc. (“GCI”) and HSN, Inc. (“HSN”); revenue growth at QVC, Inc. ("QVC"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	increased digital TV penetration and the impact on channel positioning of our programs;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our proposed transactions involving GCI and HSN and the satisfaction of conditions thereto;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, as well as Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on

Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

The term “Ventures Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2017, the Ventures Group has attributed to it our interests in Evite, FTD, LendingTree, and Liberty Broadband, investments in Charter, ILG, and Time Warner, and cash and cash equivalents in the amount of approximately $512 million. The Ventures Group also has attributed to it certain liabilities related to our corporate level indebtedness (see note 10 in the accompanying condensed consolidated financial statements) and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI.  Liberty and LI LLC will contribute to GCI Liberty (as defined below) its entire equity interest in Liberty Broadband and Charter, along with, subject to certain exceptions, Liberty’s entire equity interests in FTD and LendingTree, together with the Evite operating business and certain other assets and liabilities, in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, and (ii) cash and (b) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

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

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities, if effected as of the date hereof, would include cash, Liberty’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.  Pursuant to a recent amendment to the reorganization agreement, LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) will not be subject to a pre-closing exchange offer and will instead be reattributed to the QVC Group, along with (i) an amount of cash equal to the net present value of the adjusted principal amount of such 1.75% Exchangeable Debentures (determined as if paid on October 5, 2023) and stated interest payments on the 1.75% Exchangeable Debentures to October 5, 2023 and (ii) an indemnity obligation from GCI Liberty with respect to any payments made by LI LLC in excess of stated principal and interest to any holder that exercises its exchange right under the terms of the debentures through October 5, 2023. The cash reattributed to the QVC Group will be funded by available cash attributed to Liberty’s Ventures Group and the proceeds of a margin loan facility in an initial principal amount of up to $1 billion.  Within six months of the closing, Liberty, LI LLC and GCI Liberty will cooperate with, and reasonably assist each other with respect to, the commencement and consummation of a purchase offer (the “Purchase Offer”) whereby LI LLC will offer to purchase, either pursuant to privately negotiated transactions or a tender offer, the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in the Purchase Offer in an amount equal to the difference between (x) the purchase price paid by LI LLC to acquire such 1.75% Exchangeable Debenture in the Purchase Offer and (y) the sum of the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture in the reattribution plus the amount of certain tax benefits attributable to such 1.75% Exchangeable Debenture so purchased. GCI Liberty’s indemnity obligation with respect to payments made upon a holder’s exercise of its exchange right will be eliminated as to any 1.75% Exchangeable Debentures purchased in the Purchase Offer.

Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated during the first quarter of 2018, subject to the satisfaction of customary closing conditions and the requisite stockholder approvals.

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

The term “QVC Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  As of September 30, 2017, the QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses, and has attributed to it our wholly-owned subsidiaries QVC and zulily, as well as our approximate 38% interest in HSN and cash and cash equivalents of approximately $383 million, including subsidiary cash. The QVC Group also has attributed to it liabilities that reside with QVC and zulily, certain liabilities related to our corporate level indebtedness (see note 10 of the accompanying condensed consolidated financial statements) and certain deferred tax liabilities.

On July 6, 2017, Liberty announced that it had entered into an Agreement and Plan of Merger, dated as of July 5, 2017 (the “HSN Merger Agreement”), by and among Liberty, Liberty Horizon, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Liberty (“Merger Sub”), and HSN. Pursuant to the terms of the HSN Merger Agreement, Merger Sub will merge with and into HSN, with HSN surviving as a wholly-owned subsidiary of Liberty (the “HSN Merger”). As a result of the HSN Merger, Liberty will acquire the approximately 62% of HSN it does not already own in an all-stock transaction,  making HSN a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. Liberty currently owns approximately 38% of HSN. HSN shareholders (other than Liberty) will receive fixed consideration of 1.65 shares of Series A QVC Group common stock for each share of HSN common stock. Based on the Series A QVC Group common stock’s closing price as of July 5, 2017 and the number of HSN undiluted shares outstanding as of May 1, 2017, this equates to a total enterprise value for HSN of $2.6 billion, an equity value of $2.1 billion, and consideration of $40.36 per HSN share, representing a premium of approximately 29% to HSN shareholders, based on HSN’s closing price on July 5, 2017. Liberty intends to issue 53.4 million shares of Series A QVC Group common stock to HSN shareholders.

The HSN Merger is expected to be completed by the fourth quarter of 2017.  The completion of the acquisition is subject to certain customary conditions, including approval by a majority of the outstanding voting power of HSN shareholders. A voting agreement has been obtained from Liberty to vote its HSN shares in-favor of the transaction.  Approval of the Liberty stockholders is not required, and is not being sought, for the HSN Merger.  Upon closing, Liberty’s board of directors will be expanded by one to include a director from HSN’s board of directors; this director will be selected by Liberty.

As discussed above, the Transactions are expected to close in the first quarter of 2018.  Simultaneous with that closing, QVC Group, including wholly-owned subsidiaries QVC, Inc., zulily and HSN (or, if the HSN acquisition has not yet closed, following such closing), will become an asset-backed stock and Liberty will be renamed QVC Group, Inc.  Neither the Transactions nor the HSN Merger is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
QVC Group
QVC	$2,010	1,948	5,954	6,024
zulily	367	359	1,093	1,080
Inter-segment eliminations	(2)	(4)	(3)	(10)
Total QVC Group	2,375	2,303	7,044	7,094
Ventures Group
Corporate and other	6	109	16	391
Total Ventures Group	6	109	16	391
Consolidated Liberty	$2,381	2,412	7,060	7,485

Operating Income (Loss)
QVC Group
QVC	$274	231	851	799
zulily	(44)	(52)	(112)	(138)
Corporate and other	(12)	(12)	(30)	(34)
Total QVC Group	218	167	709	627
Ventures Group
Corporate and other	(10)	(10)	(34)	(31)
Total Ventures Group	(10)	(10)	(34)	(31)
Consolidated Liberty	$208	157	675	596

Adjusted OIBDA
QVC Group
QVC	$412	393	1,314	1,271
zulily	12	18	53	72
Corporate and other	(8)	(5)	(18)	(17)
Total QVC Group	416	406	1,349	1,326
Ventures Group
Corporate and other	(6)	(4)	(21)	8
Total Ventures Group	(6)	(4)	(21)	8
Consolidated Liberty	$410	402	1,328	1,334

Revenue.    Our consolidated revenue decreased 1.3% or $31 million and 5.7% or $425 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decreases were due to the disposition of Bodybuilding (which contributed $97 million and $325 million for the three and nine month periods ended September 30, 2016, respectively), decreased revenue at QVC of $70 million for the nine month period ended September 30, 2017, and the CommerceHub Spin-Off (which contributed $7 million and $51 million for the three and nine month periods ended September 30, 2016, respectively). The decrease in the three month period ended September 30, 2017 was partially offset by an increase in revenue at QVC of $62 million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees and (2) phantom stock appreciation rights granted to officers and employees of certain of our subsidiaries pursuant to private equity plans.

We recorded $22 million and $20 million of stock-based compensation for the three months ended September 30, 2017 and 2016, respectively. We recorded $59 million and $75 million of stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively. The increase of $2 million for the three months ended September 30, 2017 was primarily due to an increase at the corporate level. The decrease of $16 million for the nine months ended September 30, 2017 was primarily due to the CommerceHub Spin-Off and declines at QVC U.S., zulily, and at the corporate level. As of September 30, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $111 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

Operating income.    Our consolidated operating income increased 32.5% or $51 million and 13.3% or $79 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in operating income for the three months ended September 30, 2017 was primarily due to an increase in operating income at QVC of $43 million and a decrease in operating losses at zulily of $8 million. The increase in operating income for the nine months ended September 30, 2017 was primarily due to an increase in operating income at QVC of $52 million, a decrease in operating losses at zulily of $26 million, a decrease in corporate spending at the QVC Group of $4 million, partially offset by an increase in corporate spending at the Ventures Group of $3  million. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

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

Consolidated Adjusted OIBDA increased 2.0% or $8 million and decreased  0.4% or $6 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.  The increase in Adjusted OIBDA for the three months ended September 30, 2017 was primarily due to an increase at QVC of $19 million,  partially offset by a decrease at zulily of $6 million, a decrease in corporate and other Adjusted OIBDA at QVC Group of $3 million, and a decrease in corporate and other Adjusted OIBDA at Ventures Group of $2 million (of which $1 million related to the CommerceHub Spin-Off and $7 million related to the disposition of Bodybuilding). The decrease in Adjusted OIBDA for the nine months ended September 30, 2017 was primarily due to a decrease in corporate and other Adjusted OIBDA at Ventures Group of $29 million (of which $16 million related to the CommerceHub Spin-Off and $22 million related to the disposition of Bodybuilding) and a decrease at zulily of $19 million,  partially offset by an increase at QVC of $43 million.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
QVC Group	$(73)	(73)	(222)	(220)
Ventures Group	(15)	(19)	(45)	(57)
Consolidated Liberty	$(88)	(92)	(267)	(277)

Share of earnings (losses) of affiliates
QVC Group	$11	8	31	38
Ventures Group	(97)	(30)	(153)	(59)
Consolidated Liberty	$(86)	(22)	(122)	(21)

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$1	(6)	—	(2)
Ventures Group	368	612	1,186	944
Consolidated Liberty	$369	606	1,186	942

Other, net
QVC Group	$5	6	(5)	31
Ventures Group	2	(14)	6	99
Consolidated Liberty	$7	(8)	1	130

Consolidated Liberty other income (expense)	$202	484	798	774

Interest expense.    Interest expense remained relatively flat for the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
QVC Group
HSN	$12	9	35	41
Other	(1)	(1)	(4)	(3)
Total QVC Group	11	8	31	38
Ventures Group
FTD (1)	(81)	(7)	(86)	(8)
LendingTree	2	2	5	10
Other	(18)	(25)	(72)	(61)
Total Ventures Group	(97)	(30)	(153)	(59)
Consolidated Liberty	$(86)	(22)	(122)	(21)

(1)

The Company recorded an impairment of $50 million on its investment in FTD during the third quarter of 2017 which is reflected in the share of earnings (losses) of affiliates line item in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

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

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities - Available-for-sale securities	$130	260	552	608
Fair Value Option Securities - Liberty Broadband	365	490	906	651
Exchangeable senior debentures	(91)	(138)	(230)	(313)
Other financial instruments	(35)	(6)	(42)	(4)
	$369	606	1,186	942

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease for the three months ended September 30, 2017, compared to the corresponding period in the prior year, was primarily driven by the investments in Liberty Broadband and Charter experiencing higher gains during the third quarter of 2016 compared to the third quarter of 2017. The increase for the nine months ended September 30, 2017, compared to the same period in the prior year, was primarily driven by the investment in Liberty Broadband and the investment in Charter, as well as the exchange of a majority of the 0.75% Exchangeable Senior Debentures during the nine months ended September 30, 2016.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net increased $15 million and decreased $129 million for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2017, compared to the same period in the prior year was the result of a loss on extinguishment of debt of $18 million during the three months ended September 30, 2016, and no similar loss in the three months ended September 30, 2017.  The decrease for the nine months ended September 30, 2017, compared to the same period in the prior year was primarily as a result of a change in gain (loss) on dilution of investments of $80 million and a change in foreign exchange gains (losses) of  $33 million in the nine months ended September 30, 2016.

Income taxes. We had income tax expense of $102 million and $190 million for the three months ended September 30, 2017 and 2016, respectively, and income tax expense of $462 million and $440 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and nine months ended September 30, 2017 due to a federal benefit from tax credits and incentives generated by our alternative energy investments and permanent tax benefits related to foreign currency losses realized for tax purposes partially offset by state taxes, net of federal benefit. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and nine months ended September 30, 2016, due to a federal benefit from tax credits and incentives generated by our alternative energy investments partially offset by state taxes, net of federal benefit.

Net earnings. We had net earnings of $308 million and $478 million for the three months ended September 30, 2017 and 2016, respectively, and net earnings of $1,011 million and $944 million for the nine months ended September 30, 2017 and 2016, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

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

As of September 30, 2017, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Third Amended and Restated Credit Facility”)) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such that, in the case of QVC, a leverage ratio (defined in the amendment and restatement, dated June 23, 2016, of the Third Amended and Restated Credit Facility as the ratio of QVC’s consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period and the ratio of QVC and zulily’s combined debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained.

During the quarter there have been no changes to our corporate or subsidiary debt credit ratings.

As of September 30, 2017, Liberty's liquidity position consisted of the following:

		Available-for-Sale
	Cash and cash	Securities and Other
	equivalents	Cost Investments
	amounts in millions
QVC	$343	—
zulily	15	—
Corporate and other	25	4
Total QVC Group	383	4
Corporate and other	512	2,477
Total Ventures Group	512	2,477
Total Liberty	$895	2,481

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $950  million under the Third Amended and Restated Credit Facility at September 30, 2017, including the remaining portion of the $400 million tranche that zulily may utilize. As of September 30, 2017, QVC had approximately $263 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash Flow Information
QVC Group net cash provided (used) by operating activities	$901	893
Ventures Group net cash provided (used) by operating activities	178	127
Net cash provided (used) by operating activities	$1,079	1,020
QVC Group net cash provided (used) by investing activities	(159)	(157)
Ventures Group net cash provided (used) by investing activities	(143)	(1,241)
Net cash provided (used) by investing activities	$(302)	(1,398)
QVC Group net cash provided (used) by financing activities	(710)	(821)
Ventures Group net cash provided (used) by financing activities	(10)	(767)
Net cash provided (used) by financing activities	$(720)	(1,588)

QVC Group

During the nine months ended September 30, 2017, the QVC Group uses of cash were primarily the net repayment of certain debt obligations of approximately $217 million and the repurchase of Series A QVC Group common stock of $452 million. Additionally, the QVC Group had approximately $124 million of capital expenditures during the nine months ended September 30, 2017.  These uses of cash were funded by cash provided by operating activities.

The projected uses of QVC Group cash for the remainder of 2017 are the cost to service outstanding debt, approximately $30 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $70 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the nine months ended September 30, 2017, the Ventures Group uses of cash were primarily investments in and loans to cost and equity investments of $140 million and $11 million of repayments on outstanding debt. These uses of cash for the Ventures Group were funded by cash on hand.

The projected uses of Ventures Group cash for the remainder of 2017 are approximately $10 million in interest payments to service outstanding debt and further investments in existing or new businesses through continued investment activity.

Consolidated

During the nine months ended September 30, 2017, Liberty's primary uses of cash were investments in and loans to cost and equity investments of $140 million, the net repayment of certain debt obligations of approximately $228 million and the repurchase of Series A QVC Group common stock of $452 million. These activities were funded primarily by cash provided by operating activities.

The projected uses of Liberty cash for the remainder of 2017 are the continued capital improvement spending of approximately $70 million, payment of expenses to be incurred with respect to the Transactions and the HSN Merger, the repayment of certain debt obligations, approximately $40 million for interest payments on outstanding debt, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.

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

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Net revenue	$2,010	1,948	5,954	6,024
Cost of sales	1,282	1,251	3,755	3,816
Gross profit	728	697	2,199	2,208
Operating expenses:
Operating	145	140	419	428
SG&A expenses (excluding stock-based compensation)	171	164	466	509
Adjusted OIBDA	412	393	1,314	1,271
Stock-based compensation	9	8	23	24
Depreciation	38	38	116	103
Amortization	91	116	324	345
Operating income	$274	231	851	799

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
QVC-U.S.	$1,374	1,338	4,111	4,173
QVC-International	636	610	1,843	1,851
Consolidated QVC	$2,010	1,948	5,954	6,024

QVC's consolidated net revenue increased 3.2% and  decreased 1.2% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue of $62 million for the three month period was primarily comprised of an increase of $199 million due to a 9.2% increase in units sold, offset by a decrease of $92 million due to a 3.9% decrease in average selling price per unit ("ASP"),  an increase in estimated product returns of $26 million, $8 million due to a decrease in shipping and handling revenue, $7 million due to unfavorable foreign currency rates, and a $4 million decrease in miscellaneous income. The decrease in net revenue of $70 million for the nine month period was primarily comprised of $206 million due to a 2.9% decrease in ASP, $65 million due to unfavorable foreign currency rates, a decrease in shipping and handling revenue of $20 million, and a $12 million decrease in miscellaneous income. The decrease was offset by a $212 million increase in units sold and  a $21 million decrease in estimated product returns.

During the three and nine months ended September 30, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. As QVC’s product margins could continue to be under pressure due to the devaluation of the U.K. Pound Sterling, QVC will attempt to reduce its exposure through pricing and vendor negotiations as Brexit negotiations progress.

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

The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2017			September 30, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	2.7%	—%	2.7%	(1.5)%	—%	(1.5)%
QVC-International	4.3%	(1.0)%	5.3%	(0.4)%	(3.4)%	3.0%

QVC-U.S. net revenue increase for the three months ended September 30, 2017 was primarily due to an 8.7%  increase in units shipped. The increase was offset by a decrease of 3.5%  in ASP, a $19 million increase in estimated product returns, an $11 million decrease in shipping and handling revenue, and a $5 million decrease in miscellaneous income. QVC-U.S. experienced a system outage during the second quarter of 2017 which resulted in an estimated 1% shift in net revenue to the third quarter. The increase in returns is driven by an increase in sales during the third quarter. Additionally, the Company experienced a decrease in shipping and handling revenue per unit due to promotional offers.  For the three months ended September 30, 2017, QVC-U.S. experienced shipped sales increases in apparel, electronics, beauty, and accessories, offset by decreases in jewelry and home. For the nine months ended September 30, 2017, the QVC-U.S. net revenue decline was due to a decrease of 3.2% in ASP, a $24 million decrease in shipping and handling revenue, and an $11 million decrease in miscellaneous income. The decrease was offset by a 2.1% increase in units shipped, and a $30 million decrease in estimated product returns. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. The decrease in estimated product returns was primarily due to an overall lower return rate and reduced sales. For the nine months ended September 30, 2017, QVC-U.S. experienced shipped sales increases in apparel, beauty and electronics, offset by decreases in jewelry, home and accessories.

QVC-International net revenue growth in constant currency for the three months ended September 30, 2017 was primarily due to a 9.9% increase in units shipped, driven by increases in Japan, Germany, the U.K., and France, offset by a decrease in Italy. There was a $3 million increase in shipping and handling revenue, primarily driven by Japan and Germany. This was offset by a 4.5% decrease in ASP, primarily driven by Japan and Germany, and a $7 million increase in estimated product returns driven by all markets except for Japan. For the three months ended September 30, 2017, QVC-International experienced shipped sales growth in constant currency in apparel, accessories, home and beauty with declines in electronics and jewelry. Net revenue growth in constant currency for the nine months ended September 30, 2017 was primarily due to a 4.9% increase in units shipped, driven by increases in Japan, Germany, and France, offset by decreases in units shipped in the U.K. and Italy. There was a $4 million increase in shipping and handling revenue, primarily driven by Japan. This was offset by a 2% decrease in ASP, primarily driven in Japan and Germany offset by increases in the U.K., Italy and France, and a $9 million increase in estimated product returns, driven by all markets except for Japan. For the nine months ended September 30, 2017, QVC-International experienced shipped sales growth in constant currency in apparel,  beauty and accessories with declines in electronics, jewelry and home.

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

QVC's gross profit percentage was 36.2% and 36.9% for the three and nine months ended September 30, 2017, respectively, compared to 35.8% and 36.7% for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2017, the gross profit percentage increased primarily due to an increase in product margins. The increase was offset by an unfavorable inventory obsolescence provision in the U.S. and increased freight costs. The increase in freight and warehouse costs was primarily due to increased units shipped in both segments. For the nine months ended September 30, 2017, the gross profit percentage increased primarily due to increased product margins.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $5 million or 3.6% and decreased  $9 million or 2.1% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. For the three months ended September 30, 2017, operating expenses increased primarily due to a $3 million increase in credit card processing fees and a $3 million increase in commissions offset by $1 million from favorable foreign currency exchange rates. Credit card fees and commissions increased primarily due to the increase in U.S. sales. In addition, credit card interchange processing fees have increased compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, operating expenses decreased primarily due to a $6 million decrease in customer service expenses related to lower call volumes in the U.S. and favorable foreign currency exchange rates, offset somewhat by higher credit card fees primarily in the U.S.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses increased $7 million for the three months ended September 30, 2017, and decreased $43 million for the nine months ended September 30, 2017, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 8.4% to 8.5% for the three months ended September 30, 2017, respectively, as compared to the three months ended September 30, 2016, and decreased from 8.4% to 7.8% for the nine months ended September 30, 2017, respectively, as compared to the nine months ended September 30, 2016.  For the three months ended September 30, 2017, the increase was primarily due to an increase in personnel costs of $10 million and an increase in franchise taxes of $4 million offset by a decrease in bad debt expense of $5 million and a $2 million decrease in marketing expenses. The increase in personnel costs was primarily due to an increase in bonus expense offset by decreases in severance expense and salaries and wages, mostly in the U.S. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly associated with the Easy-Pay program in the U.S. The decrease in marketing expenses is primarily related to discontinuing the naming rights to the Chiba Marine Stadium in Japan.

For the nine months ended September 30, 2017, the decrease is primarily due to a decrease in bad debt expense of $26 million, $8 million from favorable foreign currency rates, a $7 million increase in credit card income, a $4 million decrease in marketing expenses, and a $5 million decrease in various other expenses offset by an increase in personnel cost of $7 million. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly associated with the Easy-Pay program in the U.S. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. The decrease in marketing expenses is primarily related to discontinuing the naming rights to the Chiba Marine Stadium in Japan. The increase in personnel costs was primarily due to an increase in bonus expense offset by decreases in severance expenses and salaries and wages.

Depreciation and amortization consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Affiliate agreements	$25	37	98	110
Customer relationships	28	43	112	128
Acquisition related amortization	53	80	210	238
Property and equipment	38	38	116	103
Software amortization	24	26	70	73
Channel placement amortization and related expenses	14	10	44	34
Total depreciation and amortization	$129	154	440	448

For the three and nine months ended September 30, 2017, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of the Company’s acquisition of QVC in 2003. This was offset by an increase in channel placement amortization related to the addition of Beauty iQ in the U.S. For the nine months ended September 30, 2017, the amortization decrease mentioned above was offset by an increase in depreciation related to the addition of the California distribution center in the third quarter of 2016.

zulily. Liberty acquired zulily on October 1, 2015.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way moms shop. Through its desktop and mobile websites and mobile applications, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its vendor base, zulily has built a large scale and uniquely curated marketplace. zulily's stand-alone operating results for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Net revenue	$367	359	1,093	1,080
Costs of sales	272	257	800	768
Gross profit	95	102	293	312
Operating expenses:
Operating	11	12	33	34
SG&A expenses (excluding stock-based compensation)	72	72	207	206
Adjusted OIBDA	12	18	53	72
Stock-based compensation	5	5	13	16
Depreciation	5	5	16	16
Amortization of intangible assets	46	60	136	178
Operating income (loss)	$(44)	(52)	(112)	(138)

zulily's consolidated net revenue increased 2.2% and 1.2% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three and nine months ended September 30, 2017 was primarily attributed to a 5.7% and 2.4% increase in orders placed, respectively, driven by a 5.8% increase in active customers year over year, offset by increased backlog due to timing of orders within the period. Along with the increase in orders placed, units per order also increased but was offset with lower average sales price per unit. An active customer is defined as an individual who had purchased from zulily at least once in the last twelve months, measured from the last date of a period.

zulily's gross profit percentage was 25.9% and 28.4% for the three months ended September 30, 2017 and 2016, respectively. zulily’s gross profit percentage was 26.8% and 28.9% for the nine months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017, the decrease was primarily due to increased promotional offers, as well as higher supply chain expenses resulting from an increase in international shipping, and ramping up of zulily’s Pennsylvania fulfillment center, a shift in product mix, and higher unit volume at a lower average sales price per unit. For the nine months ended September 30, 2017, the decrease was primarily due to higher free shipping and promotional offers, as well as higher supply chain expenses resulting from an increase in international shipping, a  shift in product mix, and growth of our third-party fulfillment services and higher unit volume at a lower average sales price per unit.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and nine month periods ended September 30, 2017, operating expenses decreased as compared to the corresponding periods in the prior year as a result of a reduction in customer service labor expenses.

zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended September 30, 2017, these expenses remained flat, and as a percentage of net revenue, decreased from 20.1% to 19.6%, as compared to the corresponding period in the prior year.  For the nine months ended September 30, 2017, these expenses increased $1 million, and as a percentage of net revenue decreased from 19.1% to 18.9%, as compared to the corresponding period in the prior year. The decrease as a percentage of net revenue for the nine months ended September 30, 2017 was primarily due to a shift in marketing and advertising spend to promotional offers.

zulily’s total depreciation and amortization of intangible assets expense decreased $14 million and $42 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decrease is attributed to the decelerating amortization of intangible assets recognized in acquisition accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,390	2.7%	$3,727	4.6%
zulily	$300	2.7%	$—	—%
Corporate and other	$—	—%	$791	8.3%
Ventures Group
Corporate and other	$—	—%	$1,949	3.0%

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

At September 30, 2017, the fair value of our available-for-sale securities was $2,393 million. Had the market price of such securities been 10% lower at September 30, 2017, the aggregate value of such securities would have been $239 million lower.  Our investments in HSN and FTD are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheet.  The aggregate fair value of such securities was $915 million at September 30, 2017 and had the market price of such securities been 10% lower at September 30, 2017, the aggregate value of such securities would have been $92 million lower. Such changes in value are not directly reflected in our statement of operations.  At September 30, 2017, the fair value of our investment in Liberty Broadband was $4,068 million. Had the market price of such security been 10% lower at September 30, 2017, the fair value of such security would have been $407 million lower. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2017 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

On September 28, 2017, a putative class action complaint was filed by a purported HSN stockholder in the United States District Court for the Middle District of Florida: Palkon v. HSN, Inc., et al., Case No. 8:17-cv-2271. The complaint names as defendants HSN, members of the HSN board, Liberty and Merger Sub. The complaint asserts claims under Sections 14(a) and 20(a) of the Exchange Act and rules and regulations promulgated thereunder, and alleges that HSN and the members of the HSN board caused a registration statement that omitted material information to be filed in connection with the HSN Merger, which allegedly rendered the registration statement false and misleading.

The complaint further alleges that the members of the HSN board, Liberty and Merger Sub acted as controlling persons of HSN, were involved in the making and composition of the registration statement, and had knowledge of the allegedly false statements contained in the registration statement. The complaint seeks, among other relief, an injunction to prevent the HSN Merger from proceeding, rescission of the HSN Merger, an order directing HSN to disseminate a registration statement that does not contain any untrue statements of material fact, a judgment declaring a violation of Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, unspecified damages, and unspecified costs, expenses, and attorneys’ fees. Defendants believe the claims are without merit and intend to defend vigorously against all claims asserted.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the split-off of Liberty Media Corporation from the Company in September 2011 (the “LMC Split-Off”), notwithstanding the fact that the Liberty Interactive common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Liberty Interactive common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Liberty Interactive common stock. In connection with the spin-off of the Company’s former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. On October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or Liberty Ventures common stock. On September 19, 2017, the board authorized the repurchase of an additional $1 billion of Series A QVC Group common stock.

A summary of the repurchase activity for the three months ended September 30, 2017 is as follows:

Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2017	—	$—	—	$ 298	million
August 1 - 31, 2017	5,492,034	$21.80	5,492,034	$ 178	million
September 1 - 30, 2017	7,778,532	$22.97	7,778,532	$ 1,000	million
Total	13,270,566		13,270,566

No shares of Series A QVC Group common stock and Series A Liberty Ventures common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended September 30, 2017.

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

10.1	Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei.*
10.2	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei.*
10.3	Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer.*
10.4	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors.*
10.5	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: November 9, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 9, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)