Form 10-K
period 2017-12-31
Liberty Interactive Corp
filed 2018-03-01
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Liberty Interactive Corporation computed by reference to the last sales price of Liberty Interactive Corporation common stock, as of the closing of trading on June 30, 2017, was approximately $14.3 billion.

The number of outstanding shares of Liberty Interactive Corporation's common stock as of January 31, 2018 was:

	Series A	Series B
QVC Group common stock	448,261,047	29,203,895
Liberty Ventures common stock	81,687,188	4,455,308

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY INTERACTIVE CORPORATION

2017 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

Liberty Interactive Corporation, formerly known as Liberty Media Corporation, ("Liberty", the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), HSN, Inc. (“HSNi”), zulily, llc (“zulily”) and Evite, Inc. (“Evite”) and our equity affiliates FTD Companies, Inc. (“FTD”), LendingTree, Inc. (“LendingTree”) and Liberty Broadband Corporation (“Liberty Broadband”).

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

On October 3, 2014, Liberty reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce businesses (as defined below), including Backcountry.com, Inc., Bodybuilding.com, LLC (“Bodybuilding”), CommerceHub, Inc. (then, Commerce Technologies, Inc.) (“CommerceHub”), Provide Commerce, Inc. (“Provide”), and Evite (collectively, the “Digital Commerce businesses”). Subsequent to the reattribution, the Interactive Group is now referred to as the QVC Group. The QVC Group has attributed to it Liberty’s wholly-owned subsidiaries QVC, zulily (as of October 1, 2015) and HSNi (as of December 29, 2017), along with cash and certain liabilities. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups has no consolidated impact on Liberty. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks, QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of Liberty’s QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore no group can own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Ventures Group consists of our businesses not included in the QVC Group including Evite and our interests in Liberty Broadband, LendingTree, FTD,  investments in Charter Communications, Inc. and ILG, Inc. (“ILG”), as well as cash in the amount of approximately $573 million (at December 31, 2017), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our exchangeable debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily focused on our video operating businesses. The QVC Group has attributed to it the remainder of our businesses and assets, including our wholly-owned subsidiaries QVC, HSNi (as of December 29, 2017), and zulily (as of October 1, 2015) as well as cash in the amount of approximately $330 million (at December 31, 2017), including subsidiary cash.

On August 27, 2014, Liberty completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”), which was effected as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock. At the time of the TripAdvisor Holdings Spin-Off, TripAdvisor Holdings was comprised of Liberty’s former 22% economic and 57% voting interest in TripAdvisor, Inc. (“TripAdvisor”), as well as BuySeasons, Inc., Liberty’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. Concurrently with TripAdvisor Holdings’ execution of certain margin loans in connection with the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings entered into a promissory note that expired in 2017 pursuant to which TripAdvisor Holdings could have requested, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Liberty. The TripAdvisor Holdings Spin-Off was recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Liberty and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations.

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

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband in connection with the merger of Charter Communications, Inc. ("Legacy Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the-parts basis at the time the investment agreements were executed. Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group. See note 9 of our consolidated financial statements found in Part II of this report for additional information related to this investment.

Liberty also exchanged, in a tax-free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Liberty in the exchange.

On July 22, 2016, Liberty completed the spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub. The CommerceHub Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. The Internal Revenue Service (“IRS”) completed its review of the CommerceHub Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the CommerceHub Spin-Off. CommerceHub is included in Liberty’s Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the

CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

On November 4, 2016, Liberty completed the split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia, Inc. (“Expedia”) and Liberty’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). The IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the Expedia Holdings Split-Off.

Liberty viewed Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represented a strategic shift that had a major effect on Liberty’s operations, primarily due to one-time gains on transactions recognized by Expedia during 2015. Accordingly, Liberty’s interest in Expedia is presented as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off did not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding did not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation.

On December 29, 2017, Liberty acquired the approximate remaining 62% of HSNi it did not already own in an all-stock transaction, making HSNi its wholly-owned subsidiary, attributed to the QVC Group. HSNi is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks (“HSN”); (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements (“Cornerstone”); (iii) websites, which consist primarily of HSN.com, the five branded websites operated by Cornerstone and joymangano.com; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (as amended, the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI Liberty (as defined below) in exchange for a controlling interest in GCI Liberty. Liberty and LI LLC will contribute to GCI Liberty its entire equity interest in Liberty Broadband and Charter, along with, subject to certain exceptions, Liberty’s entire equity interests in LendingTree, together with the Evite operating business and certain other assets and liabilities, in exchange for (i) the issuance to LI LLC of a number of shares of new GCI Liberty Class A Common Stock and a number of shares of new GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) cash and (iii) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (which has since been renamed GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock, distributing one share of the corresponding class of new GCI Liberty common stock for each share of Liberty Ventures common stock held, in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty. On the business day prior to the Contribution, holders of reclassified GCI Class A Common Stock and reclassified GCI Class B Common Stock each will receive (i) 0.63 of a share of new GCI Liberty Class A Common Stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable Preferred Stock (the “GCI Liberty preferred stock”) in exchange for each share of their reclassified GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in new GCI Liberty Class

A Common Stock and $5.00 per share in newly issued GCI Liberty preferred stock, and a Liberty Ventures reference price of $43.65 (with no additional premium paid for shares of reclassified GCI Class B Common Stock). The GCI Liberty Series A preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing of the Transactions.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”). The reattributed assets and liabilities are expected to include cash, Liberty’s interest in ILG,  FTD, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits. Pursuant to a recent amendment to the GCI Reorganization Agreement, LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) will not be subject to a pre-closing exchange offer and will instead be reattributed to the QVC Group, along with (i) an amount of cash equal to the net present value of the adjusted principal amount of such 1.75% Exchangeable Debentures (determined as if paid on October 5, 2023) and stated interest payments on the 1.75% Exchangeable Debentures to October 5, 2023 and (ii) an indemnity obligation from GCI Liberty with respect to any payments made by LI LLC in excess of stated principal and interest to any holder that exercises its exchange right under the terms of the debentures through October 5, 2023. The cash reattributed to the QVC Group will be funded by available cash attributed to Liberty’s Ventures Group and the proceeds of a margin loan facility attributed to the Ventures Group in an initial principal amount of $1 billion. Within six months of the closing, Liberty, LI LLC and GCI Liberty will cooperate with, and reasonably assist each other with respect to, the commencement and consummation of a purchase offer (the “Purchase Offer”) whereby LI LLC will offer to purchase, either pursuant to privately negotiated transactions or a tender offer, the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in the Purchase Offer in an amount equal to the difference between (x) the purchase price paid by LI LLC to acquire such 1.75% Exchangeable Debenture in the Purchase Offer and (y) the sum of the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture in the Reattribution plus the amount of certain tax benefits attributable to such 1.75% Exchangeable Debenture so purchased. GCI Liberty’s indemnity obligation with respect to payments made upon a holder’s exercise of its exchange right will be eliminated as to any 1.75% Exchangeable Debentures purchased in the Purchase Offer.

Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions. Simultaneous with that closing, QVC Group common stock will become the only outstanding common stock of Liberty, and thus QVC Group common stock will cease to function as a  tracking stock and will effectively become regular common stock, and Liberty will be renamed Qurate Retail Group, Inc., with QVC, HSNi and zulily as wholly-owned subsidiaries.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the Transactions and the Reattribution; revenue growth at QVC; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;
•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into consumers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
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
•

changes in tariffs, trade policy and trade relations following the 2016 United States (“U.S.”) presidential election and the vote by the United Kingdom (“U.K.”) to exit from the European Union (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt;
•	advertising spending levels;
•

changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet protocol (“IP”) television and their impact on home shopping programming;

•	rapid technological changes;
•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;
•	fluctuations in foreign currency exchange rates; and
•	uncertainties, costs and expenses related to and/or failure to complete the Transactions.

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

This Annual Report includes information concerning companies in which we have controlling and non-controlling interests that file reports and other information with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended.  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

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
HSN, Inc.
zulily, llc
Evite, Inc.
Equity Method Investments
FTD Companies, Inc. (Nasdaq: FTD)
LendingTree, Inc. (Nasdaq: TREE)
Liberty Broadband Corporation (Nasdaq: LBRDA; LBRDK)

QVC

QVC, a wholly-owned subsidiary, markets and sells a wide variety of consumer products primarily through live merchandise-focused televised shopping programs distributed to approximately 374 million worldwide households each day (including the joint venture in China as discussed below in further detail) and via its websites, including QVC.com, and other interactive media, such as mobile applications. QVC believes it is the global leader in television retailing and a leading multimedia retailer, with operations based in the U.S., Germany, Japan, the U.K., Italy and France. Additionally, it has a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for by QVC as an equity method investment. The name, QVC, stands for "Quality, Value and Convenience," which is what QVC strives to deliver to its customers. QVC’s operating strategy is to create a premier multimedia lifestyle brand and shopping destination for its customers, further penetrate its core customer base, generate new customers, enhance programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2017, approximately 93% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 3.2 million new customers. QVC’s global e-commerce operation comprised $4.4 billion, or 50%, of its consolidated net revenue for the year ended December 31, 2017.

QVC markets its products in an engaging, entertaining format primarily through merchandise-focused live television programs and interactive features on its websites and other interactive media.  In the U.S., QVC distributes its programming live 24 hours per day, 364 days per year and presents on average 800 products every week (such U.S. operations, “QVC-U.S”). Internationally, QVC distributes live programming 8 to 24 hours per day, depending on the market.  QVC classifies its products into six groups: home, apparel, beauty, accessories, electronics and jewelry.

	Years ended December 31,
Product category	2017	2016	2015
Home	34%	33%	33%
Apparel	19%	19%	17%
Beauty	17%	17%	17%
Accessories	13%	13%	13%
Electronics	9%	9%	10%
Jewelry	8%	9%	10%
Total	100%	100%	100%

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

Since its inception, QVC has shipped over 2 billion packages in the U.S. alone. QVC operates nine distribution centers and seven call centers worldwide. In the U.S., QVC is able to ship approximately 90% of its orders within two days of the order placement. Globally, QVC is able to ship approximately 91% of its orders within two days of the order placement. In 2017, QVC's work force of approximately 17,100 employees handled approximately 131 million customer calls, shipped approximately 191 million units globally and served approximately 13 million customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T (excluding DIRECTV)), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC-U.S.'s live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 101 million television households. QVC distributes its programming to approximately 99% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, its U.S. website, and mobile applications via streaming video; over-the air broadcasters in 93 markets; and on the Roku and Apple TV platforms. QVC-U.S., including QVC.com, contributed $6.1 billion, or 70%, of consolidated net revenue, $994 million of operating income and $1.4 billion of Adjusted OIBDA (defined in Part II, Item 7 of this report) for the year ended December 31, 2017.

In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antennae in such markets, regardless of whether it subscribes to a paid television service.  This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms. In August 2013, QVC-U.S. launched an additional channel, QVC2, which is being distributed through cable and satellite systems.  The channel allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones. In October 2016, QVC-U.S. launched a third channel, Beauty iQ, which is being distributed through satellite and streaming platforms. The channel and supporting platforms are dedicated to a complete beauty shopping experience for customers.

QVC.com, launched in 1996, complements QVC-U.S.'s televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on its televised programs, as well as other products that are available only on QVC.com. QVC views e-commerce (QVC.com and mobile devices) as a natural extension of its business, allowing it to stream live video and offer on-demand video segments of items recently presented live on its televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2017, approximately 80% of new U.S. customers made their first purchase through QVC.com (including mobile).

QVC's televised shopping programs reached approximately 144 million television households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. In addition, QVC's joint venture in China reached approximately 129 million homes. The programming created for most of these markets is also available via streaming video on its international websites and mobile applications. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2017, QVC's international operations generated $2.6 billion, or 30%, of consolidated net revenue, $353 million of operating income and $451 million of Adjusted OIBDA and QVC's international websites generated $950 million, or 36%, of its total international net revenue.

On July 4, 2012, QVC entered into a joint venture with Beijing‑based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (“CNR”), China's government‑owned radio division. The joint venture, CNR Home Shopping Co., Ltd. (“CNRS”), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. CNRS distributes live programming for 10 hours each day and recorded programming for 14 hours each day. The CNRS joint venture is accounted for as an equity method investment.

QVC distributes its television programs, via satellite and optical fiber, to cable television and/or direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., France and neighboring countries. QVC also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between 2018 and 2023. The transponder service agreements for the international transponders and terrestrial transmitters expire between 2019 and 2027.

QVC continually seeks to expand and enhance its television and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC launched QVCHD in the U.S. in April 2008, and in May 2009, became the first U.S. multimedia retailer to offer a native high definition (“HD”) service. QVCHD is a HD simulcast of QVC's U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. HD programming allows QVC to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD reaches approximately 89 million television households. QVC continues to develop and launch features to further enrich the television viewing experience.

Beyond the main live programming QVC channels, including QVCHD, in the U.S., Germany and the U.K. also broadcast shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC2 and Beauty iQ in the U.S., QVC Beauty & Style and QVC2 in Germany, and QVC Beauty, QVC Extra, and QVC Style in the U.K.

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers.  QVC's affiliation agreements with both domestic and international distributors have termination dates ranging from 2018 to 2027. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 10% of its U.S. distribution, and short-term, rolling 30 day letters of extension, to distributors who represent approximately 27% of its U.S. distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2017, approximately 87% of its worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,264 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

Customer growth was essentially flat in 2017. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) were approximately 12.7 million, which includes approximately 8.1 million in the U.S. and approximately 4.6 million internationally. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data, approximately 48%  of its 8.1 million U.S. customers for the twelve months ended December 31, 2017 were women between the ages of 35 and 64.

QVC strives to be prompt and efficient in order taking and fulfillment. QVC has two domestic phone centers, located in San Antonio, Texas and Chesapeake, Virginia, that can direct calls from one call center to the other as volume mandates. Internationally, QVC also has one phone center in each of Japan, the U.K. and Italy, and two call centers in Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized voice response units, which handle approximately 25% of all orders taken on a worldwide basis.

In addition to taking orders from its customers through phone centers and online, QVC continues to expand its ordering platforms. QVC is expanding mobile device ordering capabilities and over the past several years has launched iPhone, iPad, Apple Watch, Android, Blackberry and Apple TV applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 32% of all orders directly through their mobile devices in 2017.

Through QVC's nine worldwide distribution centers, QVC shipped approximately 91% of its orders within two days of the order placement in 2017. QVC's domestic distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California. QVC’s domestic distribution centers and dropship partners have shipped nearly 743,000 units and over 669,000 packages in a single day during 2017. QVC also has distribution centers in Sakura-shi, Chiba, Japan;  Hücklehoven, Germany; Knowsley, U.K.; and Castel San Giovanni, Italy.

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

QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the twelve months ended December 31, 2017, QVC is the leading television retailer in the U.S. and generates substantially more net revenue than its two closest televised shopping competitors, HSNi and EVINE Live Inc. (“EVINE Live”).  On December 29, 2017, the Company acquired the remaining 62% ownership interest of HSNi and QVC no longer considers HSNi a competitor. QVC's international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France.  Additionally, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.

QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of its programming in the channel line-ups of its distributors, and may affect its ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for QVC include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services; and (iii) convenience and accessibility of sales channels.

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

Domestically, QVC has registered service marks including, but not limited to its brand name, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q QVC Ribbon Logo," and "Q" and trademarks for its proprietary products sold such as "Arte D'Oro," "Cook's Essentials," "Denim & Co.," "Diamonique," “Nature’s Code,” "Northern Nights" and "Ultrafine Silver."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights." QVC considers the service mark for the "QVC" name the most significant trademark or service mark held by it because of its impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic trademarks or service marks, QVC's trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year.

HSNi

HSNi became a separate public company in August 2008 in connection with the separation of IAC/InterActiveCorp (“IAC”) into five separate companies. HSNi offers innovative, differentiated retail experiences and markets and sells a wide range of third party and proprietary merchandise directly to consumers through its two operating segments, HSN and Cornerstone.

HSN. HSN includes the HSN television networks; its related website, HSN.com; its mobile applications; a limited number of outlet stores; and its wholesale distribution of certain proprietary products to other retailers. The HSN television network broadcasts customer interactive home shopping programming live seven days a week. HSN2, which debuted in August 2010, is a network that primarily distributes taped programming. HSN’s programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information, entertainment and interactive experiences. Programming is divided into separately televised segments, most of which have hosts who present and convey information regarding featured products, sometimes with the assistance of a celebrity, industry expert, representative from the product vendor or someone retained to aid in the sale of the products. HSN also produces entertainment to engage with customers and promote certain products. HSN.com is a business-to-consumer digital commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. HSN provides seamless experiences across all digital platforms and optimizes each unique platform by delivering exclusive content both at HSN.com and on mobile phones and tablets, including the iPad, iPhone, Android and Windows devices. The HSN strategy is to create immersive experiences, offer differentiated products and leverage technology to build seamless relationships with its customers across all of its platforms. HSN fosters social communities as part of the HSN experience to encourage customers to share their product finds, thoughts and reviews with their friends via Facebook, Twitter, Pinterest and Instagram.

HSN produces both live and recorded programming for the HSN television network primarily from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to a satellite transponder which service is leased for a multi-year term. The satellite transponder agreement provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite.

As of December 31, 2017 and 2016, HSN's live broadcast reached approximately 89.1 million and 91.1 million homes of the approximately 112.1 million and 114.7 million homes, respectively, in the United States with a television set. Television households reached by the HSN television network as of December 31, 2017 and 2016 include approximately 59.8 million and 61.1 million households capable of receiving cable and/or telephone company ("Telco") transmissions, respectively, and approximately 29.3 million and 30.0 million direct broadcast satellite system ("DBS") households, respectively. As of December 31, 2017 and 2016, HSN2 reached approximately 52.1 million and 47.5 million homes, respectively. Television households reached by HSN2 as of December 31, 2017 and 2016 primarily include approximately 42.8 million and 37.3 million households capable of receiving cable and/or Telco transmissions, respectively, and approximately 9.3 million and 10.2 million DBS households, respectively.

HSN has entered into distribution and affiliation agreements with cable television, Telco and DBS operators, collectively referred to in this document as pay television operators, in the United States to carry the HSN television networks. HSN’s larger pay television operators include Comcast, AT&T/DirecTV, Charter Communications and Echostar/DISH. In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a fee consisting of commissions based on a percentage of the net merchandise sales to their subscriber bases and/or a per subscriber fee. In some cases, pay television operators receive additional compensation in the form of commission guarantees in exchange for their commitments to deliver a specified number of subscribers, channel placement incentives and advertising insertion time on the HSN television network.

HSN typically negotiates agreements that require HSN to pay monthly or annual fees. Distribution and affiliation agreements with pay television operators expire from time to time and renewal and negotiation processes may be lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with multiple pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective affiliation agreement in place or via month-to-month contracts. HSN expects that any extension of agreements that have expired will be on terms that, when taken as a whole, are commercially reasonable.

As of December 31, 2017, HSN also had affiliation agreements with 120 broadcast television stations for leased carriage of the HSN television networks with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates or commissions based on a percentage of the net merchandise sales to their viewership bases. As of December 31, 2017, HSNi’s subsidiary, Ventana Television, Inc. also owned 23 broadcast television stations that carry the HSN television networks on a full-time basis.

HSN also includes HSN.com, a transactional e-commerce site that sells merchandise offered on the HSN television networks, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities. HSN.com offers customers a content-rich experience that houses more than 50,000 product and how-to videos.

HSN has applications for the iPhone, iPad, Android and Windows devices. These applications are highly video-centric, customized experiences that allow users to order merchandise, stream live video from HSN and watch previously-aired content from the network’s video library while simultaneously browsing related products. Among other things, these applications also allow customers to create their own personalized channels, select their favorite brands or categories of merchandise and compile videos focused on these preferences. Mobile devices represent HSN’s fastest growing sales channel.

HSN purchases products from numerous foreign and domestic manufacturers and importers by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically with certain exclusive rights. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSN may have certain return, extended payment and/or termination rights. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2017, 2016 or 2015. HSN classifies its products into six groups: home, electronics, beauty, accessories, jewelry and apparel.

	Years Ended December 31,
Product Category	2017	2016	2015
Home	41%	40%	40%
Electronics	22%	23%	23%
Beauty	13%	13%	13%
Accessories	9%	9%	9%
Jewelry	8%	8%	9%
Apparel	7%	7%	6%
Total	100%	100%	100%

HSN offers its customers a broad assortment of differentiated products in a compelling, informative and entertaining format that will inspire them to regularly engage and shop with HSN. For example, HSN frequently collaborates with experts from a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. HSN produces live entertainment as a way to further engage with its customers. These events are staged at HSN’s television studios or elsewhere.

In an effort to promote its own differentiated brand, HSN seeks to provide its customers with unique products that can only be purchased through HSN. HSN frequently partners with leading personalities and brands to develop product lines exclusive to HSN and believes that these affiliations enhance the awareness of the HSN brand among consumers, as well as increase the extent to which HSN and/or products sold through HSN are featured in the media. In some cases, vendors have agreed to market their HSN affiliation to their existing customers (e.g., notifying customers when their products will be featured on the HSN television network).

HSN engages in co-promotional partnerships with major media companies. These are done primarily because they offer HSN editorial authority while they also secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographics. HSN also engages in targeted offline advertising. As part of HSN's entertainment strategy, it participates in innovative joint marketing and promotional partnerships with major motion picture companies as well as well-known recording artists. HSN also creates strategic alliances with world-class, consumer brands in an effort to reach new prospects through relevant brand integrations and occasion-based event marketing. These promotions are designed to not only generate additional revenue and create brand awareness, but to also provide unique experiences for HSN customers in its continued effort to drive customer engagement as well as position HSN as a proven and powerful marketing vehicle.

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote customer loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. Typically, customers using the HSN private label credit card shop with HSN more frequently, as well as spend more money per visit, than customers not using the card. In addition to fostering greater customer loyalty and driving more sales, HSN also saves on interchange fees that it would incur if its customers used third-party cards.

Cornerstone. Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, the home brands are comprised of Frontgate, Ballard Designs, Grandin Road and Improvements. Garnet Hill focuses primarily on apparel and accessories and is categorized by HSNi as an apparel brand. There are also 19 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality indoor (including bed, bath, kitchen, dining and living room) and outdoor (including patio, garden and pool) furnishings and accessories. Ballard Designs features European‑inspired bed, bath, dining, outdoor and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Grandin Road offers an affordable style assortment of products ranging from occasional furniture, accessories, holiday décor and outdoor furniture and Improvements features thousands of innovative home, patio and outdoor products. Garnet Hill offers apparel and accessories for women and children as well as bed and bath furnishings and soft goods.

The Cornerstone brands generally incorporate on-site photography and real-life settings, coupled with related editorial content describing the merchandise and depicting situations in which it may be used. Branded catalogs are designed and produced in-house, which enables each individual brand to control the production process and reduces the amount of lead time required to produce a given catalog.

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2017 of approximately 267 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates websites for each of its featured brands, such as Frontgate.com, BallardDesigns.com, GarnetHill.com, GrandinRoad.com and Improvementscatalog.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online. In addition, a growing number of customers use mobile devices to shop the Cornerstone brands.

The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone seeks to secure exclusive distribution rights for certain products. Cornerstone employs in-house designers and partners with leading manufacturers and designers to aid in the development of its unique, exclusive product assortment. The Cornerstone brands use their respective websites and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or enter into other advertising agreements. Cornerstone believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall. Cornerstone has also been extending its distributed commerce platform through both its experiential and more traditional retail and outlet stores, as a marketing tool to increase demand in the overall regions where the stores reside.

HSNi provides customers with convenient options in connection with the purchase, payment and shipment of merchandise. Merchandise may be purchased online, through mobile devices, or ordered using toll free phone numbers through live sales and service agents. HSN also offers the convenience of an automated attendant system and, in limited markets, remote control ordering capabilities through pay television set-top boxes. Cornerstone’s catalog orders can also be made via submission of traditional catalog sales order forms.

HSNi allows the customer to pay using traditional payment options (credit and certain debit cards), as well as evolving payment alternatives such as PayPal, VISA Checkout and Apple Pay. HSNi also offers other payment options including private label and co-branded credit cards and, in the case of HSN, Flexpay. By utilizing Flexpay, customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, through which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.

HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California, Virginia and New York, and for Cornerstone, the fulfillment centers are located in Ohio and Arizona. HSNi contracts with several third party carriers and other fulfillment partners for the delivery of products to its customers and processing of returns.

Through HSN.com and the various websites operated by Cornerstone or through HSNi’s common carriers, customers can also generally track the status of their orders, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Customers may communicate directly with customer service via e-mail or by telephone with call center representatives available seven days a week.

HSNi regards its intellectual property rights, including patents, service marks, trademarks, domain names, copyrights and trade secrets, as important to its success. HSNi’s businesses also rely heavily upon software, informational databases and other systemic components that are necessary to manage and support its operations. HSNi relies on a combination of laws and contractual restrictions with employees, customers, suppliers, licensees, affiliates and other third parties to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

HSNi has generally registered and continues to apply to register, or secure by contract when appropriate, its trademarks and service marks as they are developed and used, and reserve and register domain names as HSNi deems appropriate. HSNi considers the protection of its trademarks to be important for purposes of brand maintenance and reputation. While HSNi vigorously protects its trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available to be registered, even if available. HSNi’s failure to protect its intellectual property rights in a meaningful manner or challenges to related contractual rights could result in dilution of brand names and/or limit its ability to control marketing on or through the internet using its various domain names either of which could adversely affect HSNi’s business, financial condition and results of operations.

Some of HSNi’s businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or foreign patent authorities for various proprietary technologies and other inventions. HSNi considers applying for patents or for other appropriate statutory protection when it develops or identifies new or improved proprietary technologies or inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The issuance or assessment of the validity of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that HSNi owns. Likewise, the issuance of a patent to HSNi does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

HSNi's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, HSNi has earned, on average, between 23% and 24% of its global revenue in each of the first three quarters of the year and between 29% and 30% of its global revenue in the fourth quarter of the year.

zulily

On October 1, 2015, we acquired 100% of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way women shop. Through its desktop, mobile, and app experiences, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its vendor base, zulily has built a large scale and uniquely curated marketplace.

Every morning, zulily launches a variety of flash sales events. These events feature thousands of product styles from different vendors and typically last for 72 hours. The day’s events are kicked off by an early morning email to zulily’s email subscribers and “push” communication to users of zulily’s mobile applications and other platforms such as Facebook Messenger. Product offerings are typically only available for a limited time and in a limited quantity, creating urgency to browse, discover and purchase.

Before zulily launches an event, zulily shoots or obtains photographs of the merchandise and its editorial team writes about the merchandise based on the product details provided by the vendor. zulily works to create the most compelling price points for its customers, with the average item offered for a significant discount off the manufacturer’s suggested or comparison retail price. zulily then uses its proprietary technology, data analytics and personalization tools to segment its audience, offering each customer a curated and optimized shopping experience that features brands, products and events that it believes are most relevant for that customer.

zulily acquires new email subscribers through a diverse set of paid and unpaid marketing channels, including affiliate channels and partners, customer referrals, direct navigation, display advertising, key word search campaigns, search engine optimization, social media and television ads. Core to its business model is that zulily acquires customers once via paid and unpaid sources, and then drives engagement and repeat purchases from those customers over a long period of time through the sending of daily emails, mobile “push” communications, remarketing as well as offers and incentives.

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

To best serve its customers and vendors, zulily has a custom, fully integrated fulfillment infrastructure consisting of receiving, sorting, inventory management and repackaging systems which are driven by proprietary fulfillment management software. zulily’s supply chain solution efficiently handles the small-to-medium lot sizes and high inventory turnover required by constantly changing, limited-time product offerings. zulily operates a minimal inventory, intermediary model where it typically takes customer orders before purchasing inventory from vendors. As a result, zulily is able to offer a much larger selection of products to customers and to generate greater sales for vendors, who are able to match a broader range of their product supply to actual customer demand. In addition, zulily also offers third party fulfillment services to its vendors. This program allows vendors to store their inventory in zulily’s warehouses and fulfill orders for zulily’s events or other retail channels and has helped reduce shipping times to its customers.

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

zulily’s results are impacted by a pattern of increased sales during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter, which it expects would result in lower sequential growth in the first quarter.  The fourth quarter accounted for approximately 32.2% and 30.2% of zulily’s revenue for the years ended December 31, 2017 and 2016, respectively.

Evite

With over 250 million accounts, Evite (www.evite.com), a wholly owned subsidiary, is the world’s leading digital platform for bringing people together to celebrate their most important life moments. The service has sent over 2 billion invitations in its history, enabling 3 billion unique face-to-face connections. Evite makes getting together effortless and more memorable for its over one hundred million annual users, sending 20,000 invitations every hour and handling hundreds of millions of RSVPs every year.  Evite also offers a free private sharing feed in every invitation where users can share photos and conversations before, during and after an event, as well as free thank you notes, gifting, donations and video content. With its recent launch of SMS invitations, Evite is now the leading provider of text-based invitations online. Evite generates revenue primarily from the sale of digital advertising for publication on its platform, including custom display advertising, native advertising content, custom video and brand partnerships. The company conducts advertising sales through its direct regional sales teams and programmatically through ad exchanges. Launched in 1998, Evite is headquartered in Los Angeles.

FTD

FTD is a premier floral and gifting company that provides floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Liberty obtained its ownership interest in FTD during December 2014 in a transaction whereby Liberty exchanged its former wholly-owned subsidiary Provide for cash and a 35% ownership interest in FTD. We owned approximately 37% of the outstanding common stock of FTD as of December 31, 2017. We have entered into an agreement with FTD pursuant to which, among other things, we have the right to proportional representation on FTD’s board of directors based on our ownership interest in FTD.  In connection with this transaction, FTD increased the size of its board of directors from seven to 11 directors. Liberty nominated the four additional directors to the board of directors.

LendingTree

LendingTree was spun off by IAC in August 2008. LendingTree operates what it believes to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. LendingTree offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans, reverse mortgage loans, auto loans, credit cards, personal loans, deposit accounts, student loans, small business loans and other related offerings. LendingTree primarily seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans, deposits or credit-based offerings they are seeking. LendingTree also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries it generates with these lenders. LendingTree is headquartered in Charlotte, North Carolina.

We own approximately 27% of the outstanding common stock of LendingTree as of December 31, 2017.  We have entered into an agreement with LendingTree pursuant to which, among other things, we have the right to nominate 20% of the members of LendingTree’s board of directors.  We have nominated two of the ten current board members.

Liberty Broadband

Liberty Broadband was spun off by LMC in November 2014.  Liberty Broadband consists of its interest in Charter and its subsidiary Skyhook Holding, Inc. (“Skyhook”). Charter is one of the largest providers of cable services in the U.S., offering a variety of entertainment, information and communications solutions to residential and commercial customers. Skyhook provides mobile positioning and contextual location intelligence solutions.

In May 2016, Liberty completed a $2.4 billion investment in Liberty Broadband in connection with the merger of Legacy Charter and TWC. We own approximately 23.5% of the outstanding common stock of Liberty Broadband as of December 31, 2017. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband (for accounting purposes) even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband.

Regulatory Matters

Programming and Interactive Television Services

Although QVC and HSN, wholly owned subsidiaries, market and sell consumer products through a variety of outlets, each does so, in large part, through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters.  Consequently, regulation of programming services and the entities that distribute them can affect QVC and HSN.  In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other MVPDs that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to QVC and HSN.

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and DBS distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interest in Charter of Liberty Broadband, and Liberty Global plc’s ownership interest in Liberty Cablevision of Puerto Rico, LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. Our subsidiaries QVC and HSN are subjected to program access rules as a result of our ownership interest in Charter. We are also subject to the program access rules as a condition of FCC approval of Liberty’s transaction with News Corporation in 2008.

In 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of MVPD in its rules to include services, such as Internet-based services, that make available for purchase by viewers, multiple linear streams of video programming, regardless of the technology used to distribute the programming.  If the

FCC were to adopt its proposed definition and determine that the program access rules apply to such MVPDs, QVC and HSNi potentially would be required to negotiate with, and license their programming services to, such MVPDs and to comply with other related regulatory requirements.

Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC has established program carriage complaint rules. Our subsidiaries QVC and HSN are subjected to program carriage rules as a result of our ownership interest in Charter.

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. Although the FCC adopted regulations limiting carriage by a cable operator, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) vacated the channel occupancy limits adopted by the FCC and remanded the rule to the FCC for further consideration in 2001. In response to the D.C. Circuit’s decision, the FCC subsequently issued further notices of proposed rulemaking to consider channel occupancy limitations, but has not adopted any rules.

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

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for IP delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. In 2016, the FCC amended its closed captioning regulations to assign captioning compliance responsibility to programmers jointly with distributors, and to adopt certain registration, certification and complaint procedures applicable to programmers. The video programmer registration and compliance certification requirements of the amended rules have not yet become effective. As a result of these captioning requirements, QVC and HSNi may incur additional costs for closed captioning.

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

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, in April 2016, the European Parliament and the Council of the European Union adopted the General Data Protection Regulation which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. The new data laws take effect in May 2018. Further, in 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in European Union (“EU”) nations for use in the U.S. A new data transfer framework, the EU-U.S. Privacy Shield, became fully operational on August 1, 2016, but is the subject of litigation. Finally, on January 10, 2017, the European Commission proposed new regulations in 2017 regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017

Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  Various parties likely will challenge the 2017 Order in court and at the FCC.  Legislative proposals regarding the open Internet rules are pending in Congress.

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

Competition

Our businesses that engage in video and online commerce compete with traditional brick-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers.  Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share.  However, some of these competitors, such as Amazon and Walmart, have a significantly greater web-presence than our e-commerce subsidiaries and equity affiliates. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.  Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services.  We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

As of December 31, 2017, our corporate function is supported by a services agreement with LMC which has approximately 85 corporate employees who are also considered employees of Liberty. Additionally, our consolidated subsidiaries had an aggregate of approximately 28,170 full and part-time employees.  We believe that our employee relations are good.

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

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Interactive Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866)  876-0461.

The information contained on our website and the websites of our subsidiaries and affiliated businesses mentioned throughout this report are not incorporated by reference herein.

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

Our subsidiaries QVC and HSN depend on the television distributors that carry their programming, and no assurance can be given that QVC and HSN will be able to maintain and renew their affiliation agreements on favorable terms or at all. QVC and HSN currently distribute their programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K. and Mediaset, Hot Bird and Sky Italia in Italy, Orange, Free, Canalsat, Bouygues Telecom and Fransat. QVC’s and HSN’s affiliation agreements with their distributors are scheduled to expire between 2018 and 2027.  As part of normal course renewal discussions, occasionally QVC and HSN have disagreements with their distributors over the terms of their carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC’s or HSN’s programming to a material portion of their television households may adversely affect their growth, net revenue and earnings.  The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC and HSN do not have distribution agreements with some of the cable operators that carry their programming. In total, QVC and HSN are currently providing programming without affiliation agreements to distributors representing approximately 10% and 0.4% of their U.S. distribution, respectively, and short-term, rolling 30 day letters of extension, to distributors who represent approximately 27% and 51% of their U.S. distribution, respectively. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.  QVC and HSN may be unable to obtain renewals with their current distributors on acceptable terms, if at all. QVC and HSN may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry their programming and no assurance can be given that they will be successful in negotiating renewals with these distributors or that the financial and other terms of these renewals will be acceptable. Although QVC and HSN consider their current levels of distribution without written agreement to be ordinary course, no assurance can be given that QVC and HSN will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households on acceptable terms could result in a discontinuation of carriage that may adversely affect their viewership, growth, net revenue and earnings.

Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operations and those attributed to any of our groups. An important component of the success of our programming and online commerce businesses is their ability to maintain their existing, as well as build new, relationships with a limited number of local and foreign suppliers, manufacturers and vendors, among other parties. There can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or vendor arrangements on commercially reasonable terms or at all or, with respect to goods sourced from foreign markets, if the supply costs will remain stable. In addition, our subsidiaries and business affiliates cannot guarantee that goods produced and delivered by third parties will meet applicable quality standards, which is impacted by a number of factors, some which are not within the control of these parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could result in lost sales or cause a failure to meet customer expectations and timely delivery of products, which could in turn have a significant adverse effect on our results of operations and those attributed to our groups.

Our businesses attributed to each group are subject to risks of adverse government regulation. Our programming businesses, such as QVC and HSNi, market and provide a broad range of merchandise through television shopping programs and proprietary websites.  Similarly, our online commerce businesses, such as zulily and the e-commerce companies, market and provide a broad range of merchandise and/or services through their proprietary websites. As a result, these businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, data privacy and security, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state,  federal or foreign laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s and HSNi’s supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our businesses and their brands.

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

In addition, certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss products and dietary supplements and prohibiting them from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 1996, HSNi became subject to a consent order issued by the FTC which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, HSNi (including its subsidiaries and affiliates) is prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. The FTC periodically investigates HSNi’s business and operations on an ongoing basis for purposes of determining its compliance with the consent order. Violation of these consent decrees may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Weak economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue across each of our tracking stock groups. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit the expansion of our subsidiaries and affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

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

Our subsidiaries and business affiliates attributed to each of our QVC and Ventures Groups conduct their businesses under highly competitive conditions.  Although QVC and HSNi are two of the nation’s largest home shopping networks, they and their e-commerce businesses have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.  In addition, QVC and HSNi compete with other televised shopping retailers, such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies.  QVC and HSNi also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, zulily competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation, Toys”R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping.  As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

The sales and operating results of the businesses attributed to each of our QVC Group and Ventures Group depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.    In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. For example, HSNi has spent, and expects to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of its brands generally, as well as in the continuing efforts of its businesses to increasingly engage customers through digital channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC and HSN), paper and printing costs for catalogs (in the case of Cornerstone) and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

The failure of our subsidiaries QVC and HSN to maintain suitable placement for their respective programming could adversely affect their ability to attract and retain television viewers and could result in a decrease in revenue. QVC and HSN are dependent upon the continued ability of their programming to compete for viewers.  Effectively competing for television viewers is dependent, in substantial part, on their ability to negotiate and maintain placement of their programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. The advent of digital compression technologies and the adoption of digital cable have resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts the ability of both QVC and HSN to negotiate and maintain suitable channel placement with their respective distributors. Increased channel capacity could adversely affect the ability to attract television viewers to QVC’s or HSN’s programming to the extent it results in a less favorable channel position for their respective programming, such as placement adjacent to programming that does not complement their respective programming, a position next to their respective televised home shopping competitors or isolation in a "shopping" tier, more competitors entering the marketplace, or more programming options being available to the viewing public in the form of new television networks and timeshifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over Internet connections). In addition, if QVC’s or HSN’s programming is carried exclusively by a distributor on a digital programming tier, QVC or HSN may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. QVC and HSN may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. The future success of each of QVC and HSN will depend, in part, on their ability to anticipate and adapt to technological changes and to offer elements of their respective programming via new technologies in a cost-effective manner that meets customer demands and evolving industry standards.

Any continued or permanent inability of QVC or HSN to transmit their programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiaries QVC and HSN is dependent upon their continued ability to transmit their respective programming to television providers from their respective satellite uplink facilities, which transmissions are subject to FCC compliance in the U.S. and foreign regulatory requirements in QVC’s international operations. In most cases, each of QVC and HSN has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming.  Although QVC and HSN believe that they take reasonable and customary measures to ensure continued satellite transmission capability and believe that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if either QVC or HSN is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiaries QVC and HSNi and our other online commerce businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC and HSN), as well as their websites, information and related systems, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems or delays in implementing new systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. QVC and HSNi also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of their respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair their ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. A new data transfer framework, the EU-U.S. Privacy Shield became fully operational on August 1, 2016, but is the subject of litigation. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the EU - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the EU to the U.S. Further, the European Parliament and the Council of the European Union have approved a General Data Protection Regulation, which becomes effective on May 25, 2018 and which will give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. Finally, the European Commission proposed new regulations in 2017 regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”  QVC’s, HSNi’s and zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, HSNi and zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, HSNi’s and zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, HSNi’s, and zulily’s business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Our home television and online commerce businesses are subject to security risks, including security breaches and identity theft. In order to succeed, our home television and online commerce businesses must be able to provide for secure transmission of confidential information over public networks and protect their confidential information on their systems. Unauthorized parties may attempt to gain access to our businesses’ systems by, among other things, hacking into our businesses’ systems or those of our businesses’ partners or vendors, or through fraud or other means of deceiving our businesses’ employees, partners or vendors. The techniques used to gain such access to our businesses’ information technology systems, our businesses' data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Our businesses’ have implemented systems and processes intended to secure their information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Any penetration of network security or other misappropriation or misuse of personal information could cause interruptions in the operations of our businesses and subject them to increased costs, litigation and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business. If our businesses’ are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. Our businesses may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. They also face risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business online. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

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

Certain businesses attributed to our QVC Group face significant inventory risk. Certain businesses attributed to our QVC Group are exposed to significant inventory risks that may adversely affect their operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to their products and other factors. These businesses endeavor to accurately predict these trends and avoid overstocking or understocking products they sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when these businesses begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. These businesses carry a broad selection and significant inventory levels of certain products, and they may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect their operating results.

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC and HSNi have earned, on average, between 22% and 24% of their combined global revenue in each of the first three quarters of the year and between 29% and 32% of their combined global revenue in the fourth quarter of the year. Similarly, our subsidiary zulily experiences a stronger third quarter during the back-to-school shopping season and stronger fourth quarter due to the holiday shopping season. If the vendors for these businesses are not able to provide popular products in sufficient amounts such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC and HSNi, in August through November of each year), their available cash may decrease, resulting in less liquidity.

The failure of our subsidiaries QVC and HSN to effectively manage the Easy-Pay and revolving credit card programs and Flexpay program, respectively, could result in less income. QVC offers Easy-Pay in the U.S., U.K., Germany and Italy (known as Q-Pay in Germany and Italy), a payment plan that, when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. When Easy-Pay is offered by QVC and elected by the customer, the first installment is typically billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. QVC cannot predict whether customers will pay all of their Easy-Pay installments. In addition, QVC-U.S. has an agreement with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to QVC’s customers for the sole purpose of purchasing merchandise from QVC with a QVC branded credit card (“Q Card”). QVC receives a portion of the net economics of the credit card program. We cannot predict the extent to which QVC’s customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.

HSN offers Flexpay, a program which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card installments. HSN maintains allowances for estimated losses resulting from the inability of customers to make required payments. Actual losses due to the inability of customers to make required payments may increase in a given period or exceed related estimates. As Flexpay usage continues to grow, HSN may experience these losses at greater rates, which will require it to maintain greater allowances for doubtful accounts of estimated losses than it has historically. To the extent that Flexpay losses exceed historical levels, HSN’s results of operations may be negatively impacted.

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.  QVC and HSNi, as well as our e-commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet.  We cannot assure you that if QVC, HSNi or our online commerce businesses experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the United States that are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;
•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;
•	limited ability to repatriate funds to the U.S. at favorable tax rates;
•	potentially adverse tax consequences;
•	export and import restrictions, changes in tariffs, trade policies and trade relations;
•	increases in taxes and governmental royalties and fees;
•	the ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our businesses in foreign jurisdictions;
•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
•	changes to general consumer protection laws and regulations;
•	difficulties in staffing and managing international operations as a result of distance, language and cultural differences; and
•

threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of service that are critical to QVC’s and HSNi’s international businesses.

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

Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on businesses attributed to the QVC and Ventures Groups. After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the United States. As a presidential candidate, President Trump expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. During the campaign, he also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico. On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. This and other proposed actions, if implemented, could adversely affect businesses attributed to the QVC and Ventures Groups that sell imported products.

Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. QVC’s business could be affected during this period of uncertainty, and perhaps longer, by the impact of this vote. In addition, QVC’s business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual withdrawal from the EU, may adversely affect QVC’s operating results.

Our online commerce businesses, including QVC, HSNi and zulily could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google).  In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization (“SEO”) which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing (“SEM”) (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic.  Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality.  No assurance can be given that the fees paid to search portals will not exceed the revenue generated by their visitors.  Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including QVC, HSNi and zulily may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes used for smartphone advertising and related monetization strategies are still in development.

Our subsidiaries QVC and HSNi have significant indebtedness, which could limit their flexibility to respond to current market conditions, restrict their business activities and adversely affect their financial condition.   As of December 31, 2017, QVC had total debt of approximately $5,215 million, consisting of $3,550 million in senior secured notes, $1,496 million under its senior secured credit facility and $169 million of capital and build to suit lease obligations. QVC also had $877 million available for borrowing under its senior secured credit facility as of that date. As of December 31, 2017, HSNi had total debt of approximately $460 million and also had $533 million available for borrowing.  QVC or HSNi may incur significant additional indebtedness in the future. The indebtedness of QVC and HSNi, combined with other financial obligations and contractual commitments, could among other things:

•	increase QVC’s and HSNi’s vulnerability to general adverse economic and industry conditions;
•	require a substantial portion of QVC’s and HSNi’s cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness;
•

limit QVC’s and HSNi’s ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to it for operations and any future business opportunities;

•	limit flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;
•	competitively disadvantage QVC and HSNi compared with competitors that have less debt;
•	limit QVC’s and HSNi’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
•	expose QVC and HSNi to the risk of increased interest rates because certain of QVC’s and HSNi’s borrowings, including borrowings under its credit facility, are at variable interest rates.

In addition, it is possible that QVC or HSNi may need to incur additional indebtedness in the future in the ordinary course of business. If new debt is added to their current debt levels, the risks described above could intensify. If QVC or HSNi experiences adverse effects on their financial condition as a result of their indebtedness, our financial performance could be adversely affected as well.

We may fail to realize the potential benefits of the acquisition of HSNi or those benefits may take longer to realize than expected.    We believe there are significant benefits and synergies that may be realized through leveraging the scale, vendor relationships, merchandizing expertise and customer base of QVC and HSNi. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt each company’s existing operations if not implemented in a timely and efficient manner. If the respective managements of Liberty, QVC and HSNi are unable to minimize the potential disruption to their respective businesses and operations during this period, we may not realize the anticipated benefits of the acquisition of HSNi. Realizing these benefits may depend in part on the efficient coordination and alignment of various functions, including marketing, merchandising, buying expertise, customer acquisition and the integration of certain administrative functions, while maintaining adequate focus on QVC’s and HSNi’s core businesses.

The operating expenses attributed to the QVC Group are expected to increase over the near term due to the increased headcount, expanded operations and changes related to the assimilation of HSNi. In addition, we have incurred expenses related to the acquisition of HSNi that have been attributed to the QVC Group, which may adversely affect our financial results. To the extent that our expenses increase but revenue does not increase commensurately, there are unanticipated expenses related to the assimilation process, there are significant costs associated with presently unknown liabilities, or if the foregoing charges and expenses are larger than anticipated, our consolidated business, operating results and financial condition, as well as those attributable to the QVC Group, may be adversely affected. Failure to timely implement, or problems with implementing, the post-acquisition strategy for HSNi also may adversely affect the trading price of QVC Group common stock.

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

We do not have the right to manage our business affiliates attributed to our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable.  We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake or with respect to which we have provided a proxy over our voting power to a third party). Rather, our rights may take the form of representation on the board of directors or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.

We have overlapping directors and officers with LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings, and are expected to have overlapping directors and officers with GCI Liberty, Inc., which may lead to conflicting interests. As a result of the LMC Split-Off, other transactions between 2011 and 2016 that resulted in the separate corporate existence of Liberty, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings, as well as the completion of the proposed transactions (the “Transactions”) involving Liberty and GCI (renamed GCI Liberty), most of the executive officers of Liberty also serve or will serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and GCI Liberty and there are overlapping directors. Other than Liberty’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, which we expect to be held by GCI Liberty after the completion of the Transactions, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings, and will own GCI Liberty, stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings,

Liberty Broadband, Expedia Holdings and/or GCI Liberty. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings and Expedia Holdings has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings) instead of such company. In addition, we understand that GCI Liberty is expected to adopt similar renouncement and waiver provisions if it is successfully able to reincorporate in Delaware following the closing of the Transactions. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.  Included among our assets are equity interests in publicly-traded companies that are not consolidated subsidiaries. The value of these interests may be affected by economic and market conditions that are beyond our control; and our ability to liquidate or otherwise monetize these interests without adversely affecting their value may be limited. In addition, as of December 31, 2017, we owned (and attributed to our Ventures Group) shares of Charter valued at approximately $1.8 billion and shares of Liberty Broadband, which is Charter's largest stockholder with a 25.01% voting interest in Charter, valued at approximately $3.6 billion. The risks associated with the business of Charter, and hence the business of Liberty Broadband, are different than those associated with the video and online commerce industries in which our subsidiaries and equity affiliates operate. For additional information regarding these risks and uncertainties, we refer the holders of Liberty Ventures common stock to “Item 1A, Risk Factors, Factors Relating to Our Corporate History and Structure” and “Item 1A, Risk Factors, Factors Relating to Charter” of Liberty Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018.

A substantial portion of our consolidated debt attributed to each group is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of December 31, 2017, our wholly-owned subsidiary Liberty Interactive LLC (“Liberty LLC”) had $2,738 million principal amount of publicly-traded debt outstanding. Liberty LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of Liberty LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC and HSNi, to pay dividends or to make other payments or advances to us or Liberty LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures and HSNi’s credit facility. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor Liberty LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates attributed to our Ventures Group, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of Liberty LLC attributed to our Ventures Group, which exposes us to liquidity risk.  Liberty LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,947 million as of December 31, 2017. Under the terms of these exchangeable debentures, which are attributed to our Ventures Group (other than the 1% Exchangeable Senior Debentures due 2043, which are attributed to the QVC Group), the holders may elect to require Liberty LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which Liberty LLC may honor through delivery of reference shares, cash or a combination thereof. Also, Liberty LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. As Liberty LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that Liberty LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to Liberty LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that would be significant.

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

We may split off, spin off or reattribute assets, liabilities and businesses attributed to our tracking stock groups in a manner that may disparately impact some of our stockholders if our board of directors determines such transaction to be in the best interest of all of our stockholders, and in some cases, not all of our stockholders would be entitled to vote on such a transaction.  Pursuant to the terms of the restated charter, our board of directors may determine that it is in the best interest of all of our stockholders to effect a redemptive split-off whereby all or a portion of the outstanding shares of a particular tracking stock would be redeemed for shares of common stock of a subsidiary (“Splitco”) that holds all or a portion of the assets and liabilities attributed to such tracking stock group subject to the approval of only the holders of the tracking stock to be redeemed.  However, the vote of holders of our other tracking stock would not be required, unless Splitco also held assets and liabilities of such other tracking stock group. If we were to effect a redemptive split-off, then, pursuant to the terms of the restated charter, we would be required to redeem the outstanding shares of the affected tracking stock from its holders on an equal per share basis (i.e., we could not redeem shares from holders of only certain series of the affected tracking stock or redeem from all holders of the affected tracking stock on a non-pro rata basis). Following a redemptive split-off, the other tracking stock would become the only outstanding common stock of Liberty, and thus would cease to function as a tracking stock and would effectively become a regular common stock (even if the tracking stock structure set forth in the restated charter remained in place until the restated charter was amended to eliminate the tracking stock specific provisions).  In addition, in the case of a partial redemptive split-off, holders of the affected tracking stock would hold shares of Splitco and continue to hold a reduced number of shares of the affected tracking stock which would track the remaining assets and liabilities retained by us and attributed to such tracking stock after the split-off.

We are also permitted, pursuant to the terms of the restated charter, to effect a spin-off of certain of our assets and liabilities through the dividend of shares of a subsidiary holding such assets and liabilities, and the spin-off would not be subject to prior stockholder approval. In this situation, a tracking stock holder would retain their tracking stock shares and receive shares of the spun-off entity.

Furthermore, in structuring these transactions, our board of directors may determine to alter the composition of the assets and liabilities underlying our tracking stock groups through a reattribution. As contemplated by both the restated charter and the Management and Allocation Policies designed to assist us in managing and separately presenting the businesses and operations attributed to our tracking stock groups, our board of directors is vested with the discretion to reattribute assets and liabilities from one tracking stock group to another tracking stock group without the approval of any of its stockholders, and the only limitations on its exercise of such discretion are that the reattribution be in the best interest of all of our stockholders and that the reattribution be done on a fair value basis.  Holders of the affected tracking stock groups will not be entitled to a separate vote to approve a reattribution, even if such reattribution is occurring in connection with a redemptive split-off and such stockholders would otherwise be entitled to vote on the redemptive split-off itself.

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

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 37%  and 32% of the aggregate voting power in our company, due to his beneficial ownership of approximately  95%  and 90% of the outstanding shares of each of our Series B QVC Group common stock and Series B Liberty Ventures common stock, respectively, as of January 31, 2018.

Risks Relating to the Transactions

            In addition to the other information included in this Annual Report and the risks described below, you should carefully consider the risks associated with the Transactions, including the risks relating to the completion of the Transactions and, subject to the completion of the Transactions, the risks relating to the legacy GCI operations and GCI Liberty’s corporate and capital structure and certain financial matters. These risks are described in “Risk Factors” in Amendment No. 3 to GCI’s Registration Statement on Form S-4, filed with the SEC on December 27, 2017.

We expect to incur significant costs and expenses in connection with the Transactions.  We expect to incur certain nonrecurring costs in connection with the consummation of the Transactions contemplated by the related GCI Reorganization Agreement including advisory, legal and other transaction costs.  A majority of these costs have already been incurred or will be incurred regardless of whether the Transactions are completed.  While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions.  Although we expect that the realization of benefits related to the Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in the businesses of GCI and Liberty, which could have an adverse effect on the business and financial results of both GCI and Liberty. Liberty and GCI are unaffiliated companies that are currently operating independently of each other. Management of both GCI and Liberty may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Transactions.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Transactions.  These factors could adversely affect the financial position or results of operations of Liberty and GCI, regardless of whether the Transactions are completed.

We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.  The GCI Reorganization Agreement imposes certain restrictive interim covenants on our Company.  For instance, the consent of GCI is required in respect of, among other things, amendments to our organizational documents, certain payments of dividends with respect to the Liberty Ventures common stock and certain issuances of shares of Liberty Ventures common stock.  These restrictions may prevent us from taking certain actions before the closing of the Transactions or the termination of the GCI Reorganization Agreement, including making certain acquisitions or otherwise pursuing certain business opportunities, or making certain changes to our capital stock, that our board of directors may deem beneficial.

Failure to complete the Transactions could negatively impact our stock price and financial results. If the Transactions are not completed for any reason, including as a result of the GCI stockholders or Liberty stockholders failing to approve the necessary proposals, we may be subject to numerous risks, including the following:

•	Liberty experiencing negative reactions from the financial markets, including negative impacts on the price of Liberty Ventures common stock;
•	Liberty being required to pay GCI a termination fee in connection with the termination of the GCI Reorganization Agreement under certain circumstances;
•	Liberty experiencing reputational harm due to the adverse perception of any failure to successfully complete the Transactions; and
•

Liberty (i) operating under the restrictions on the conduct of its business set forth in the GCI Reorganization Agreement, (ii) having its management divert attention away from their respective day-to-day activities and operations and devoting time and effort to consummating the Transactions and (iii) incurring significant costs, including advisory, legal and other transaction costs, each as explained above, without realizing any of the benefits of having completed the Transactions.

In addition, we could be subject to the cost of litigation related to any dispute regarding an alleged failure of a closing condition or any related enforcement proceeding commenced against us to perform our obligations under the GCI Reorganization Agreement or any of the other transaction documents, as well as any judgment potentially sustained against us in any such action.  All of these risks, expenses and contingencies could adversely affect our financial position and results of operation.

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

HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSNi. HSN owns its fulfillment center in Piney Flats, Tennessee. HSN leases its fulfillment centers in Fontana, California; Roanoke, Virginia; Ronkonkoma, New York and Greeneville, Tennessee; as well as five outlet stores and other properties in various locations in the United States for administrative offices and data centers.  Cornerstone owns an office and storage facility in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in West Chester, Ohio; Monroe, Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 19 retail stores and outlets, and photo centers in various locations throughout the United States.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment and telecommunications switches.

Item 3. Legal Proceedings

On September 7, 2017, a putative class action complaint was filed by a purported HSNi stockholder in the United States District Court for the District of Delaware: McClure v. HSN, Inc., et al., Case No. 1:17-cv-01279. The complaint names as defendants HSNi and members of the HSNi board. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that HSNi and the members of the HSNi board caused a registration statement that allegedly omitted material information to be filed in connection with the merger, which allegedly rendered the registration statement false and misleading. The complaint further alleges that the members of the HSNi board acted as controlling persons of HSNi and had knowledge of the allegedly false statements contained in the registration statement or were negligent in not knowing that material information was allegedly omitted from the registration statement. Among other relief, the complaint seeks a declaration certifying a class, an injunction to prevent the merger from proceeding unless and until HSNi discloses the material information allegedly omitted from the registration statement, unspecified damages, and unspecified costs, expenses and attorneys’ fees. The complaint was dismissed in early 2018.

On September 28, 2017, a putative class action complaint was filed by a purported HSNi stockholder in the United States District Court for the Middle District of Florida: Palkon v. HSN, Inc., et al., Case No. 8:17-cv-2271. The complaint names as defendants HSNi, members of the HSNi board, Liberty and Liberty Horizon, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Liberty (“Merger Sub”). The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and rules and regulations promulgated thereunder, and alleges that HSNi and the members of the HSNi board caused a registration statement that omitted material information to be filed in connection with Liberty’s acquisition on December 29, 2017 of the approximately 62% of HSNi it did not already own in an all-stock transaction (the “Merger”), which registration statement allegedly rendered the registration statement false and misleading.

The complaint further alleges that the members of the HSNi board, Liberty and Merger Sub acted as controlling persons of HSNi, were involved in the making and composition of the registration statement, and had knowledge of the allegedly false statements contained in the registration statement. The complaint seeks, among other relief, an injunction to prevent the Merger from proceeding, rescission of the Merger, an order directing HSNi to disseminate a registration statement that does not contain any untrue statements of material fact, a judgment declaring a violation of Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, unspecified damages, and unspecified costs, expenses, and attorneys’ fees. In early 2018, the case was voluntarily dismissed.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Liberty Interactive Corporation (“Liberty,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B QVC Group common stock trade under the symbols “QVCA” and “QVCB,” respectively.  Our Series A and Series B Liberty Ventures common stock trade under the symbols “LVNTA” and “LVNTB,” respectively.  Our Series B QVC Group common stock and Series B Liberty Ventures common stock are not actively traded. In connection with the Expedia Holdings Split-Off (as defined below), Liberty redeemed (i) 0.4 of each outstanding share of Liberty’s Series A and Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A and Series B common stock, respectively, at 5:00 p.m., New York City time, on November 4, 2016.  Accordingly, the high and low sales prices of the Series A and Series B Liberty Ventures common stock have been retroactively restated in the table below. Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2017 and 2016.

	QVC Group
	Series A (QVCA)		Series B (QVCB)
	High	Low	High	Low
2016
First quarter	$26.97	22.51	30.62	24.40
Second quarter	$27.25	23.01	26.98	24.02
Third quarter	$27.06	18.42	26.69	19.00
Fourth quarter	$22.33	17.88	24.10	17.78
2017
First quarter	$20.88	17.24	22.05	17.62
Second quarter	$24.94	19.81	24.93	19.40
Third quarter	$26.00	20.90	25.10	21.14
Fourth quarter	$26.79	20.79	26.79	20.93

	Liberty Ventures
	Series A (LVNTA)		Series B (LVNTB)
	High	Low	High	Low
2016
First quarter	$40.22	29.24	36.83	33.14
Second quarter	$36.55	30.97	36.72	34.36
Third quarter (July 1 - July 22)	$38.59	32.76	37.87	37.33
Third quarter (July 23 - September 30) (1)	$40.80	36.09	39.89	38.05
Fourth quarter (October 1 - November 4)	$41.37	38.40	41.57	39.29
Fourth quarter (November 5 - December 31) (2)	$41.74	36.54	41.94	36.93
2017
First quarter	$45.17	36.69	46.61	38.61
Second quarter	$55.93	44.13	56.33	53.33
Third quarter	$62.41	50.56	59.88	51.80
Fourth quarter	$59.90	52.43	54.30	54.30

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

Holders

As of January 31, 2018, there were 2,742 and 85 record holders of our Series A and Series B QVC Group common stock, respectively, and 991 and 61 record holders of our Series A and Series B Liberty Ventures common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2018.

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

A summary of the repurchase activity for the three months ended December 31, 2017 is as follows:

	Series A QVC Group Common Stock (QVCA)
				Maximum Number
				(or Approximate Dollar
			Total Number of	Value) of Shares that
	Total Number	Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2017	7,736,267	$23.03	7,736,267	$822	million
November 1 - 30, 2017	5,901,315	$23.23	5,901,315	$684	million
December 1 - 31, 2017	—	$—	—	$684	million
Total	13,637,582		13,637,582

3,135 shares of Series A QVC Group common stock and zero shares of Series A Liberty Ventures common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2017.

Item 6.  Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2017	2016	2015	2014	2013
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$903	825	2,449	2,306	902
Investments in available-for-sale securities and other cost investments	$2,363	1,922	1,353	1,224	1,313
Investment in affiliates, accounted for using the equity method	$309	581	714	1,119	760
Investment in Liberty Broadband measured at fair value	$3,635	3,161	—	—	—
Intangible assets not subject to amortization (1)	$11,011	9,354	9,485	7,893	8,383
Noncurrent assets of discontinued operations (2) (3)	$—	—	927	514	7,572
Total assets	$24,122	20,355	21,180	18,598	24,642
Long-term debt	$7,553	7,166	7,481	7,062	6,072
Deferred income tax liabilities	$2,803	3,636	3,217	2,681	2,794
Noncurrent liabilities of discontinued operations (2) (3)	$—	—	285	140	1,584
Total equity (1)	$10,083	6,861	6,875	5,780	11,435
Noncontrolling interest in equity of subsidiaries (2)	$99	89	88	107	4,499

	Years ended December 31,
	2017	2016	2015	2014	2013
	amounts in millions,
	except per share amounts
Summary Statement of Operations Data:
Revenue	$10,404	10,647	9,989	10,499	10,219
Operating income (loss)	$1,043	968	1,116	1,188	1,136
Interest expense	$(355)	(363)	(360)	(387)	(380)
Share of earnings (losses) of affiliates, net	$(200)	(68)	(178)	(19)	2
Realized and unrealized gains (losses) on financial instruments, net	$618	1,175	114	(57)	(22)
Gains (losses) on transactions, net (1)	$410	9	110	74	(1)
Earnings (loss) from continuing operations (4):
QVC Group common stock	$1,254	511	674	574	500
Liberty Ventures common stock	1,233	743	(43)	(36)	27
	$2,487	1,254	631	538	527
Basic earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (5):
Series A and Series B QVC Group common stock	$2.71	0.99	1.35	1.10	0.88
Series A and Series B Liberty Ventures common stock	$14.34	5.54	(0.36)	(0.43)	0.37
Diluted earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share (5):
Series A and Series B QVC Group common stock	$2.70	0.98	1.33	1.09	0.86
Series A and Series B Liberty Ventures common stock (3)	$14.17	5.49	(0.36)	(0.43)	0.36

(1)On December 29, 2017, the Company acquired the remaining approximately 62% of HSNi it did not already own in an all-stock transaction, making HSNi a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. In conjunction with the application of acquisition accounting, the Company recorded a full step up in basis of HSNi along with a gain between our historical basis and the fair value of our interest in HSNi.

(2)  On December 11, 2012, the Company acquired approximately 4.8 million additional shares of common stock of TripAdvisor, Inc. ("TripAdvisor") (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor's common stock and class B common stock the Company owns.  Following the transaction the Company owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock.  On August 27, 2014, the Company completed the TripAdvisor Holdings Spin-Off. The consolidated financial statements of Liberty have been prepared to reflect TripAdvisor Holdings as discontinued operations. However, the noncontrolling interest attributable to our former ownership interest in TripAdvisor is included in the noncontrolling interest line item in the consolidated balance sheet from the date of acquisition until the date of completion of the TripAdvisor Holdings Spin-Off. See Item 1 “ Business” for further details on the TripAdvisor Holdings Spin-Off.

(3)The Expedia Holdings Split-Off was effected on November 4, 2016 as a split-off through the redemption of a portion of Liberty’s Series A and Series B Liberty Ventures common stock for shares of Expedia Holdings (as defined below). The consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia (as defined below) as a discontinued operation.

(4)Includes earnings (losses) from continuing operations attributable to the noncontrolling interests of $46 million, $39 million, $42 million, $40 million and $45 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest business and reportable segment, is QVC, Inc. (“QVC”). QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications. On December 29, 2017, we acquired the approximately 62% of HSN, Inc. (“HSNi”) we did not already own in an all-stock transaction (the “Merger”) making HSNi a wholly-owned subsidiary, attributed to the QVC Group. HSNi has two main operating segments: its televised shopping business “HSN” and its catalog retail business “Cornerstone.”  HSN is a reportable segment, and Cornerstone is included in the “Corporate and other” reportable segment. QVC and HSN are referred to collectively as the “Televised Shopping Businesses.” On October 1, 2015, we acquired zulily, inc. (“zulily”) (now known as zulily, llc), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day, which is also a reportable segment.   See note 5 of the accompanying consolidated financial statements for further details on the acquisitions of zulily and HSNi.

Our Corporate and other category includes entire or majority interests in consolidated subsidiaries, which operate online commerce businesses in a broad range of retail categories, ownership interests in unconsolidated businesses and corporate expenses. These consolidated subsidiaries include Evite, Inc. (“Evite”),  Backcountry.com, Inc. ("Backcountry") (through June 30, 2015, see note 6 of the accompanying consolidated financial statements), CommerceHub, Inc. (“CommerceHub”) (through July 22, 2016, see note 6 of the accompanying consolidated financial statements) and Bodybuilding.com, LLC ("Bodybuilding") (through November 4, 2016, see note 6 of the accompanying consolidated financial statements) (collectively, the “Digital Commerce businesses”), and Cornerstone. Evite is an online invitation and social event planning service on the web. Backcountry operates websites offering sports gear and clothing for outdoor and active individuals in a variety of categories. CommerceHub provides a cloud-based platform for online retailers and their suppliers (manufacturers and distributors) to sell products to consumers without physically owning inventory, or managing the fulfillment of those products. Bodybuilding manages websites related to sports nutrition, bodybuilding and fitness. We also hold ownership interests in FTD Companies, Inc. (“FTD”) and LendingTree, Inc. (“LendingTree”), which we account for as equity method investments; an interest in Liberty Broadband Corporation (“Liberty Broadband”), which we account for at fair value; and we maintain investments and related financial instruments in public companies such as Charter Communications, Inc. (“Charter”), ILG, Inc. (“ILG”) and Time Warner Inc. (“Time Warner”), which are accounted for at their respective fair market values.

Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks, QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of Liberty’s QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore no group can own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  The Ventures Group consists of our businesses not included in the QVC Group including Evite and our interests in Liberty Broadband, LendingTree, FTD, investments in Charter and ILG, as well as cash in the amount of approximately $573 million (at December 31, 2017), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities.

The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (as amended, the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI Liberty (as defined below) in exchange for a controlling interest in GCI Liberty. Liberty and LI LLC will contribute to GCI Liberty its entire equity interest in Liberty Broadband and Charter, along with, subject to certain exceptions, Liberty’s entire equity interests in LendingTree, together with the Evite operating business and certain other assets and liabilities, in exchange for (i) the issuance to LI LLC of a number of shares of new GCI Liberty Class A Common Stock and a number of shares of new GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) cash and (iii) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (which has since been renamed GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock, distributing one share of the corresponding class of new GCI Liberty common stock for each share of Liberty Ventures common stock held, in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty. On the business day prior to the Contribution, holders of reclassified GCI Class A Common Stock and reclassified GCI Class B Common Stock each will receive (i) 0.63 of a share of new GCI Liberty Class A Common Stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable Preferred Stock (the “GCI Liberty preferred stock”) in exchange for each share of their reclassified GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in new GCI Liberty Class A Common Stock and $5.00 per share in newly issued GCI Liberty preferred stock, and a Liberty Ventures reference price of $43.65 (with no additional premium paid for shares of reclassified GCI Class B Common Stock). The GCI Liberty Series A preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing of the Transactions.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”). The reattributed assets and liabilities are expected to include cash, Liberty’s interest in ILG, FTD, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits. Pursuant to a recent amendment to the GCI Reorganization Agreement, LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) will not be subject to a pre-closing exchange offer and will instead be reattributed to the QVC Group, along with (i) an amount of cash equal to the net present value of the adjusted principal amount of such 1.75% Exchangeable Debentures (determined as if paid on October 5, 2023) and stated interest payments on the 1.75% Exchangeable Debentures to October 5, 2023 and (ii) an indemnity obligation from GCI Liberty with respect to any payments made by LI LLC in excess of stated principal and interest to any holder that exercises its exchange right under the terms of the debentures through October 5, 2023. The cash reattributed to the QVC Group will be funded by available cash attributed to Liberty’s Ventures Group and the proceeds of a margin loan facility attributed to the Ventures Group in an initial principal amount of $1 billion. Within six months of the closing, Liberty, LI LLC and GCI Liberty will cooperate with, and reasonably assist each other with respect to, the commencement and consummation of a purchase offer (the “Purchase Offer”) whereby LI LLC will offer to purchase, either pursuant to privately negotiated transactions or a tender offer, the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in the Purchase Offer in an amount equal to the difference between (x) the purchase price paid by LI LLC to acquire such 1.75% Exchangeable Debenture in the Purchase Offer and (y) the sum of the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture in the Reattribution plus the amount of certain tax benefits attributable to such 1.75% Exchangeable Debenture so purchased. GCI Liberty’s indemnity obligation with respect to payments made upon a holder’s exercise of its exchange right will be eliminated as to any 1.75% Exchangeable Debentures purchased in the Purchase Offer.

Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions. Simultaneous with that closing, QVC Group common stock will become the only outstanding common stock of Liberty, and thus QVC Group common stock will cease to function as a  tracking stock and will effectively become regular common stock, and Liberty will be renamed Qurate Retail Group, Inc., with QVC, HSNi and zulily as wholly-owned subsidiaries.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily focused on the Televised Shopping Businesses and other online or catalog retail businesses.  The QVC Group has attributed to it the remainder of our businesses and assets not attributed to the Ventures Group, including our wholly-owned subsidiaries QVC,  zulily (as of October 1, 2015), and HSNi (as of December 29, 2017) as well as cash in the amount of approximately $330 million (at December 31, 2017), including subsidiary cash.

Disposals

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million.  The sale resulted in a $105 million gain, which is included in Gains (losses) on transactions, net in the accompanying consolidated statements of operations.  Backcountry is included in the Corporate and other segment through June 30, 2015 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

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

Liberty viewed Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represented a strategic shift that had a major effect on Liberty’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding does not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016.

Strategies and Challenges

Televised Shopping Businesses.   The goal of QVC is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. The goal of HSN is to become the preeminent interactive entertainment and lifestyle retailer offering a curated assortment of exclusive products and top brand names to its customers through entertainment, inspiration and personalities providing an entirely unique shopping experience. The objective for both of the Televised Shopping Businesses is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. The Televised Shopping Businesses intend to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC and HSN brands; (ii) source products that represent unique quality and value; (iii) create engaging presentation content in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.

Future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving the Company’s television programming, and increased spending from existing customers. Future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying the Company’s programming services; (ii) the Televised Shopping Businesses’ ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.

Prolonged economic uncertainty in various regions of the world in which the Televised Shopping Businesses’ subsidiaries and affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the United States (“U.S.”) or other key markets, including Japan and Europe deteriorate, customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our businesses’ ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. The Company is currently unable to predict the extent of any of these potential adverse effects.

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which British citizens approved an exit from the European Union (the "EU"), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU. In the longer term, any impact from Brexit on QVC will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect QVC’s operations and financial results.

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

zulily. zulily’s objective is to be the leading online retail destination for women who love to shop. zulily’s goal is to be part of its customers’ daily routine, allowing them to visit zulily sites and discover a selection of fresh, new and affordable merchandise curated for them every morning. zulily intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers; (ii) increase customer loyalty and repeat purchasing; (iii) add new vendors and strengthen existing vendor relationships; and (iv) invest in mobile platform and channels that its customers want to engage with the brand in. In addition, zulily expects to invest in and develop international markets and supply chain systems.

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

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments. The "Corporate and other" category consists of those assets or businesses which we do not disclose separately, including our Digital Commerce businesses. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations - Businesses" below.

Operating Results

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Revenue
QVC Group
QVC	$8,771	8,682	8,743
HSN	—	NA	NA
zulily	1,613	1,547	426
Corporate and other	—	—	—
Inter-segment eliminations	(3)	(10)	—
Total QVC Group	10,381	10,219	9,169
Ventures Group
Corporate and other	23	428	820
Total Ventures Group	23	428	820
Consolidated Liberty	$10,404	10,647	9,989

Operating Income (Loss)
QVC Group
QVC	$1,347	1,203	1,275
HSN	(38)	NA	NA
zulily	(129)	(152)	(53)
Corporate and other	(80)	(40)	(52)
Total QVC Group	1,100	1,011	1,170
Ventures Group
Corporate and other	(57)	(43)	(54)
Total Ventures Group	(57)	(43)	(54)
Consolidated Liberty	$1,043	968	1,116

Adjusted OIBDA
QVC Group
QVC	$1,897	1,840	1,894
HSN	—	NA	NA
zulily	91	112	21
Corporate and other	(35)	(16)	(28)
Total QVC Group	1,953	1,936	1,887
Ventures Group
Corporate and other	(27)	3	59
Total Ventures Group	(27)	3	59
Consolidated Liberty	$1,926	1,939	1,946

Revenue.    Our consolidated revenue decreased 2.3% and increased 6.6% for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. Corporate and other revenue decreased $405 million for the year ended December 31, 2017, as compared to the corresponding period in the prior year due to the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($355 million) and the CommerceHub Spin-Off in July 2016 ($51 million).  Corporate and other revenue decreased $392 million for the year ended December 31, 2016, as compared to the corresponding prior year period due to the sale of Backcountry in June 2015 ($227 million), the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($109 million) and the CommerceHub Spin-Off in July 2016 ($38 million).  QVC’s revenue increased $89 million and decreased $61 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. zulily’s revenue increased $66 million during the year ended December 31, 2017, as compared to the corresponding prior year period. The increase in zulily’s revenue in 2016 compared to the same period in the prior year was due to the acquisition of zulily on October 1, 2015. With the exception of $38 million of severance-related costs incurred on December 30, 2017, HSN’s results of operations are not included in our consolidated operating results for the year ended December 31, 2017. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Operating income (loss).    Our consolidated operating income increased $75 million and decreased  $148 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.  Operating losses for Corporate and other declined $54 million for the year ended December 31, 2017, as compared to the corresponding prior year period, primarily due to an increase in stock compensation expense as a result of the stock option exchange (see note 15 to the accompanying consolidated financial statements), and transaction costs associated with the acquisition of HSN, partially offset by the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off, and the CommerceHub Spin-Off.  Operating losses for Corporate and other decreased $23 million for the year ended December 31, 2016, as compared to the corresponding prior year period, primarily due to the CommerceHub Spin-Off.    QVC’s operating income increased $144 million and decreased $72 million for the years ended December 31, 2017 and 2016, respectively as compared to the corresponding prior year periods. zulily’s operating losses improved $23 million and declined $99 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. HSN’s operating loss was the result of $38 million of severance-related expenses, including salaries and wages and stock-based compensation expense, recorded in the period ended December 31, 2017. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

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

Consolidated Adjusted OIBDA decreased $13 million and $7 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.  Corporate and other Adjusted OIBDA decreased $49 million for the year ended December 31, 2017, as compared to the corresponding period in the prior year, primarily due to the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($24 million), the CommerceHub Spin-Off in July 2016 ($16 million), and transaction costs associated with the acquisition of HSNi (approximately $15 million).  Corporate and other adjusted OIBDA decreased $44 million for the year ended December 31, 2016, as compared to the corresponding prior year period, primarily due to the CommerceHub Spin-Off in July 2016 ($28 million), the sale of Backcountry in June 2015 ($8 million) and the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($5 million). QVC’s Adjusted OIBDA increased $57 million and decreased $54 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. zulily’s Adjusted OIBDA decreased $21 million and increased $91 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Interest expense
QVC Group	$(293)	(289)	(283)
Ventures Group	(62)	(74)	(77)
Consolidated Liberty	$(355)	(363)	(360)

Share of earnings (losses) of affiliate, net
QVC Group	$38	42	55
Ventures Group	(238)	(110)	(233)
Consolidated Liberty	$(200)	(68)	(178)

Realized and unrealized gains (losses) on financial instruments, net
QVC Group	$—	2	42
Ventures Group	618	1,173	72
Consolidated Liberty	$618	1,175	114

Gains (losses) on transactions, net
QVC Group	$409	—	—
Ventures Group	1	9	110
Consolidated Liberty	$410	9	110

Other, net
QVC Group	$(3)	42	(6)
Ventures Group	10	89	20
Consolidated Liberty	$7	131	14

Interest expense.    Interest expense decreased $8 million and increased $3 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. The decrease in interest expense for the year ended December 31, 2017 is due to higher average debt balances at the corporate level in 2016, and the redemption of the majority of our 0.75% Exchangeable Senior Debentures due 2043 during the second and third quarter of 2016. The increase in interest expense for the year ended December 31, 2016 is due to higher average debt balances at QVC, partially offset by lower interest rates under QVC’s credit facility.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
QVC Group
HSN	$40	48	64
Other	(2)	(6)	(9)
Total QVC Group	38	42	55
Ventures Group
FTD (1)	(146)	(41)	(83)
LendingTree	7	12	2
Other	(99)	(81)	(152)
Total Ventures Group	(238)	(110)	(233)
Consolidated Liberty	$(200)	(68)	(178)

(1)	The carrying value of Liberty’s investment in FTD was written down to its fair value as of December 31, 2017 and as of December 31, 2015.

The Other category for the Ventures Group is comprised of alternative energy investments and other investments. The alternative energy investments generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statements of operations. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million related to one of its alternative energy investments which has underperformed operationally.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Fair Value Option Securities - AFS	$434	723	84
Fair Value Option Securities - Liberty Broadband	473	761	NA
Exchangeable senior debentures	(193)	(308)	30
Other financial instruments	(96)	(1)	—
	$618	1,175	114

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The decrease for the year ended December 31, 2017 as compared to the corresponding prior year period was primarily driven by the investments in Liberty Broadband and Charter experiencing higher gains during 2016 compared to 2017, as well as the exchange of a majority of our  0.75% Exchangeable Senior Debentures due 2043 during 2016.  The increase for the year ended December 31, 2016 as compared to the corresponding prior year period was primarily driven by the investment in Liberty Broadband, the investment in Charter, and the change in Liberty’s ownership interest in ILG, which resulted in its classification as an available-for-sale security rather than an equity method investment.

Gains on transactions, net.   Gain on transactions, net, increased $401 million and decreased $101 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.   The gain on transactions, net for the year ended December 31, 2017 is related to the acquisition of HSNi. In conjunction with the application of acquisition accounting, we recorded a full step up in basis of HSNi along with a gain between our historical basis and the fair value of our interest in HSNi.  The gain on transactions, net, for the year ended December 31, 2016 is primarily the result of the sale of Right Start in January 2016. The gain on transactions, net for the year ended December 31, 2015 primarily relates to the sale of Backcountry on June 30, 2015, which resulted in a $105 million gain.

Other, net. The primary components of other, net are gains (losses) on dilution of investments in affiliates, foreign exchange gains (losses) and interest income. Other, net decreased $124 million for the year ended December 31, 2017 when compared to the corresponding prior year period primarily due to a change in gain (loss) on dilution of investments of $80 million and a change in foreign exchange gains (losses) of $44 million. Other, net increased $117 million for the year ended December 31, 2016 when compared to the corresponding prior year period primarily due to a change in gain (loss) on dilution of investments in affiliates of $83 million, and a change in foreign exchange gains (losses) of $26 million.

Income taxes.   The Company had an income tax benefit of $964 million, and income tax expense of $598 million and $185 million for the years ended December 31, 2017, 2016 and 2015, respectively.  In connection with the initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 12 in the accompanying consolidated financial statements, the Company has recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction. In addition our tax rate was impacted by the consolidation of our equity method investment in HSNi during the year ended December 31, 2017.

 Our effective tax rate for the years ended December 31, 2016 and 2015 was 32.3% and 22.7%, respectively.  The effective tax rate is less than the U.S. federal tax rate of 35% in both periods primarily due to tax credits and incentives derived from our alternative energy investments. In addition, in 2015, Liberty recognized tax benefits related to the receipt of taxable dividends that are subject to dividends received deductions.

Net earnings.    We had net earnings of $2,487 million, $1,274 million and $911 million for the years ended December 31, 2017,  2016 and 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2017 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Bank Credit Facilities, (the “Third Amended and Restated Credit Facility”) and HSNi’s Bank Credit Facility, as discussed in note 11 of the accompanying consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC, zulily and HSNi,  due to a requirement that a leverage ratio (defined as the ratio of subsidiaries’ consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained.

During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings.  Liberty, QVC and HSNi are in compliance with their debt covenants as of December 31, 2017.

As of December 31, 2017, Liberty's liquidity position consisted of the following:

	Cash and cash	Available-for-
	equivalents	sale securities
	amounts in millions
QVC	$261	—
HSNi	22
zulily	17	—
Corporate and other	30	3
Total QVC Group	330	3

Corporate and other	573	2,360
Total Ventures Group	573	2,360
Consolidated Liberty	$903	2,363

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $877 million available for borrowing under the QVC Bank Credit Facility at December 31, 2017, and $533 million available for borrowing under the HSNi Bank Credit Facility as of December 31, 2017. As of December 31, 2017, QVC had approximately $204 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 79% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.  QVC believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2017	2016	2015
Cash Flow Information	amounts in millions
QVC Group cash provided (used) by operating activities	$1,222	1,273	1,005
Ventures Group cash provided (used) by operating activities	270	170	57
Net cash provided (used) by operating activities	$1,492	1,443	1,062
QVC Group cash provided (used) by investing activities	$(229)	(238)	(909)
Ventures Group cash provided (used) by investing activities	(162)	(1,254)	121
Net cash provided (used) by investing activities	$(391)	(1,492)	(788)
QVC Group cash provided (used) by financing activities	$(1,014)	(1,103)	(89)
Ventures Group cash provided (used) by financing activities	(22)	(469)	(33)
Net cash provided (used) by financing activities	$(1,036)	(1,572)	(122)

QVC Group

During the year ended December 31, 2017, the QVC Group uses of cash were primarily the net repayment of certain debt obligations of $149 million and repurchase of Series A QVC Group common stock of $765 million. Additionally, the QVC Group had approximately $201 million of capital expenditures during the year ended December 31, 2017.

In 2018, the projected uses of QVC Group cash are the cost to service outstanding debt, approximately $280 million in interest payments on QVC and corporate level debt, anticipated capital improvement spending of approximately $290 million and the continued buyback of QVC Group common stock under the approved share buyback program.

Ventures Group

During the year ended December 31, 2017, the Ventures Group uses of cash were primarily the repayment of certain debt obligations of $13 million and the purchase of additional cost and equity investments of $159 million.

The projected uses of Ventures Group cash are approximately $58 million in interest payments to service outstanding debt, and further investments in existing or new businesses through continued investment activity.

Consolidated

During the year ended December 31, 2017, Liberty's primary uses of cash were $162 million of net repayments on outstanding debt, repurchases of Series A QVC Group common stock of $765 million, purchase of additional cost and equity investments of $159 million and capital expenditures of $204 million.

The projected uses of Liberty’s cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $338 million for interest payments on outstanding debt, corporate level and other subsidiary debt, anticipated capital improvement spending at the QVC Group of approximately $290 million, the repayment of certain debt obligations and the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$8,594	24	448	2,766	5,356
Interest payments (2)	5,743	338	667	580	4,158
Operating lease obligations	413	73	116	81	143
Build to suit lease	87	5	12	12	58
Purchase orders and other obligations	1,756	1,688	64	4	—
Total	$16,593	2,128	1,307	3,443	9,715

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2017, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2017 rates and (iii) assume that our existing debt is repaid at maturity.

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

Fair Value Measurements

Financial Instruments.     We record a number of assets and liabilities in our consolidated balance sheets at fair value on a recurring basis, including available-for-sale ("AFS") securities, our investment in Liberty Broadband, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value our Fair Value Option (as defined below) securities and our investment in Liberty Broadband. As of December 31, 2017 and 2016, the carrying value of our Fair Value Option securities was $2,275 million and $1,846 million, respectively. As of December 31, 2017, the carrying value of our investment in Liberty Broadband was $3,635 million.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2017 and 2016, the principal amount and carrying value of our exchangeable debentures were $1,947 million and $1,846 million, respectively.

 Level 3 inputs are unobservable inputs for an asset or liability. We currently have no Level 3 financial instrument assets or liabilities.

Non-Financial Instruments. Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events, and our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statements of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

As of December 31, 2017, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC	$5,190	2,428	7,618
HSNi	933	627	1,560
zulily	917	870	1,787
Corporate and other	42	4	46
	$7,082	3,929	11,011

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year. We utilize a qualitative assessment for determining whether a quantitative goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. There were no goodwill and other intangible impairments in 2017, 2016 and 2015.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statements of operations. For the years ended December 31, 2017,  2016 and 2015,  sales returns represented 18.1%, 18.3% and 19.1% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of retail sales in our consolidated statements of operations. At December 31, 2017, QVC's inventory was $1,019 million, which was net of the obsolescence adjustment of $92 million. At December 31, 2016, inventory was $950 million, which was net of the obsolescence adjustment of $76 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as a provision for doubtful accounts in Selling, general, and administrative expenses in our consolidated statements of operations.  At December 31, 2017, QVC's trade accounts receivable were $1,388 million, net of the allowance for doubtful accounts of $91 million. At December 31, 2016, trade accounts receivable were $1,246 million, net of the allowance for doubtful accounts of $97 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses

QVC

QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 and Beauty iQ. The Company's U.S. programming is also available on QVC.com, QVC's U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, etc.) (such U.S. operations, “QVC-U.S.”). QVC's international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France (such international operations, “QVC-International”). In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra, QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on QVC's digital platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.

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

QVC's operating results were as follows:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Net revenue	$8,771	8,682	8,743
Cost of sales	(5,598)	(5,540)	(5,528)
Operating expenses	(601)	(606)	(607)
SG&A expenses (excluding stock-based compensation)	(675)	(696)	(714)
Adjusted OIBDA	1,897	1,840	1,894
Stock-based compensation	(31)	(32)	(31)
Depreciation and amortization	(519)	(605)	(588)
Operating income	$1,347	1,203	1,275

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
QVC-U.S.	$6,140	6,120	6,257
QVC-International	2,631	2,562	2,486
	$8,771	8,682	8,743

QVC's consolidated net revenue increased 1.0% and decreased 0.7% for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The 2017 increase of $89 million in net revenue was primarily comprised of an increase of $405 million due to a 4.2% increase in units sold.  This was primarily offset by a 2.3% decrease in average selling price per unit ("ASP") attributing $237 million, $33 million due to unfavorable foreign currency rates, a decrease of $27 million in shipping and handling revenue, a $15 million decrease in miscellaneous income and an increase of $4 million in estimated product returns.  The 2016 decrease of $61 million in net revenue was primarily due to a 3.9% decrease in ASP attributing $393 million and a $17 million decrease in shipping and handling revenue in constant currency. The decrease was offset by a 2.4% increase in units shipped attributing $237 million, and a decrease of $105 million in estimated product returns.

During the years ended December 31, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. QVC’s product margins may continue to be under pressure due to the devaluation of foreign currencies,  and it will attempt to reduce its exposure through pricing and vendor negotiations as Brexit negotiations progress.

In discussing QVC’s operating results, the term “currency exchange rates” refers to the currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to “constant currency operating results”, this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC’s underlying performance without the effects of currency exchange rate fluctuations.

The percentage change in net revenue for QVC-U.S. and QVC-International in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2017			Year ended December 31, 2016
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QVC-US	0.3%	—%	0.3%	(2.2)%	—%	(2.2)%
QVC-International	2.7%	(1.3)%	4.0%	3.1%	0.1%	3.0%

In 2017, QVC-U.S. net revenue increase was primarily due to a 3.7% increase in units shipped and a decrease in estimated product returns. This increase was offset by a 2.9% decrease in ASP, a $32 million decrease in shipping and handling revenue and a $14 million decrease in miscellaneous income. QVC-U.S. experienced shipped sales growth in all categories except jewelry.  The decrease in estimated product returns was primarily due to an overall lower return rate across all product categories except jewelry.  The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers.  QVC-International net revenue growth in constant currency was primarily due to a 5.0% increase in units shipped, driven by increases in Japan, Germany, France and the U.K. offset by a decrease in units shipped in Italy.  There was a $5 million increase in shipping and handling revenue, primarily driven by Japan.  This was offset by a decrease of 1.0% in ASP, primarily driven in Japan and Germany offset by increases in Italy and the U.K. and a $20 million increase in estimated product returns, driven by all markets except Japan.  QVC-International experienced shipped sales growth in constant currency in all categories except electronics and jewelry.

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

QVC's cost of sales as a percentage of net revenue was 63.8%,  63.8% and 63.2% for the years ended December 31, 2017,  2016 and 2015, respectively. The slight increase in 2016 was primarily due to decreased product margins and increased freight costs in the U.S. associated with the increases in units shipped, partially offset by a favorable inventory obsolescence provision in the U.S.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $5.0 million or 0.8% and decreased $1.0 million or 0.2% for the years ended December 31, 2017 and 2016, respectively. The decrease in 2017 was primarily due to favorable exchange rates. The slight decrease in 2016 was primarily due to lower telecommunication expense, partially offset by increased commissions expense.  The decrease in telecommunication expense was primarily due to lower phone and network rates in the U.S. The increase in commissions expense was primarily due to increases internationally offset by a decrease in sales in the U.S.

QVC's SG&A expenses (excluding stock compensation) include personnel, information technology, provision for doubtful accounts, credit card income, production costs and marketing and advertising expense. Such expenses decreased $21 million, and remained at 8% of net revenue for the year ended December 31, 2017 as compared to the prior year and decreased $18 million and 8% of net revenue for the year ended December 31, 2016 as compared to the prior year, as a result of a variety of factors.

The decrease in 2017 was primarily due to a decrease in bad debt expense of $35 million, a decrease in severance expense of $13 million, $4 million from favorable foreign currency rates and a $6 million increase in credit card income offset by an increase in bonus expense of $33 million and a $4 million increase in marketing expenses. The decrease in bad debt expense was primarily related to lower default rates associated with the Easy-Pay program in the U.S. The increase in credit card income was due to the favorable economics of the QVC-branded credit card (“Q card”) portfolio in the U.S. The increase in marketing expenses was primarily due to an increase in the investment made to eMarketing partially offset by discontinuing the naming rights to the Chiba Marine Stadium in Japan.

The decrease in 2016 was primarily related to reduced personnel costs of $63 million and an increase of credit card income of $8 million which was partially offset by increases in bad debt expense of $25 million, software expense of $13 million, franchise tax expense of $10 million and external services of $8 million. The decrease in personnel costs was primarily due to a decrease in bonuses and benefits in the U.S., and severance. The increase in credit card income was due to the favorable economics and usage of the Q card portfolio in the U.S. The increase in bad debt expense was primarily related to an increase in U.S. Easy-Pay sales penetration and default rates. The increase in software expense was mainly due to an increase in software licensing and software maintenance. The increase in franchise tax expense was mainly due to a favorable franchise tax reserve adjustment related to an audit settlement in 2015 which was not experienced in the year ended December 31, 2016. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center located in Krakow, Poland.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $31 million, $32 million and $31 million of stock-based compensation expense for the years ended December 31, 2017,  2016 and 2015, respectively.

Depreciation and amortization consisted of the following:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Affiliate agreements	$97	146	146
Customer relationships	113	169	170
Acquisition related amortization	210	315	316
Property and equipment	155	142	134
Software amortization	93	100	93
Channel placement amortization and related expenses	61	48	45
Total depreciation and amortization	$519	605	588

For the year ended December 31, 2017,  acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Liberty's acquisition of QVC in 2003.  This was offset by an increase in channel placement amortization related to the addition of Beauty iQ in the U.S. and the increase in depreciation related to the additions at the California distribution center.   For the year ended December 31, 2016, depreciation and amortization increased primarily due to expense related to the additions at the California distribution center and new website functionality.

HSN

On December 29, 2017, Liberty acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. As HSNi’s Cornerstone operating segment was included in the “Corporate and other” reportable segment (see note 19 in the accompanying consolidated financial statements), the information presented in this section relates to the HSN reportable segment. With the exception of $38 million of severance-related costs incurred on December 30, 2017, HSN’s results of operations are not included in our consolidated operating results for the year ended December 31, 2017, as the final two days of the period were considered immaterial.   However, we believe a discussion of HSN’s stand alone results promotes a better understanding of the overall results of its business.

HSN is an interactive entertainment and lifestyle retailer offering a curated assortment of exclusive products and top brand names to its customers primarily through television home shopping programming on the HSN television networks, through its business-to-consumer digital commerce site HSN.com, through mobile applications, through outlet stores and through wholesale distribution of certain proprietary products to other retailers.  HSN incorporates entertainment, inspiration and personalities to provide an entirely unique shopping experience. HSN’s live programming is distributed via its nationally televised shopping program seven days a week, 364 days per year.

HSN’s stand-alone operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2017 (3)	2016 (3)	2015 (3)
	amounts in millions
Net revenue	$2,343	2,479	2,552
Cost of sales	(1,533)	(1,638)	(1,647)
SG&A expenses (excluding stock-based compensation and acquisition related expenses)	(590)	(582)	(605)
Adjusted OIBDA	220	259	300
Stock-based compensation	(17)	(15)	(14)
Depreciation and amortization	(31)	(29)	(29)
Acquisition and restructuring related expenses (1) (2)	(69)	—	(5)
Operating income (loss)	$103	215	252

(1)	For the year ended December 31, 2017, Acquisition and restructuring related expenses includes $69 million of transaction related costs related to the acquisition of HSN by the Company.

(2)

For the year ended December 31, 2015, Acquisition and restructuring related expenses includes $2 million of severance costs associated with a reorganization at HSN and $3 million for certain costs associated with the planned closure of one of HSN's distribution centers.

(3)	HSN has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for the periods presented.

HSN’s net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through our websites and our mobile applications, including tablets and smart phones.  Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

HSN's net revenue decreased 5.5% and 2.9% for the years ended December 31, 2017 and December 31, 2016, respectively, as compared to the corresponding prior years. The decrease in net revenue for the year ended December 31, 2017 was primarily attributed to a 3.3% decrease in ASP, a 3.5% decrease in units shipped and a 21.7% decrease in shipping and handling revenue. The decline was partially offset by a 1.4% improvement in the sales return rate from 16.3% to 14.9%.  HSN experienced sales declines in all categories. The decrease in net shipping and handling revenue was primarily due to the decrease in shipping and handling rates per unit from promotional offers and due to a reduction in HSN’s standard shipping rates which became effective in August 2016. The decrease in estimated product returns was primarily due to a decrease in return rates experienced across most categories. The decrease in net revenue for the year ended December 31, 2016 was primarily attributed to a 3.4% decrease in ASP and a 20.0% decrease in shipping and handling revenue, partially offset by a 0.8% improvement in the sales return rate from 17.1% to 16.3%.  HSN experienced sales declines in all categories with the exception of apparel and electronics. The decrease in net shipping and handling revenue was primarily due to the decrease in shipping and handling rates per unit from promotional offers and due to a reduction in HSN’s standard shipping rates which became effective in August 2016. The decrease in the sales return rate was primarily due to a sales mix shift to categories with lower return rates and an overall lower return rate across all categories. Approximately one-third of the decline in net sales was attributable to a direct-response television marketing campaign that began in 2014 and concluded in the first quarter of 2016.

HSN's cost of sales as a percentage of net revenue was 65.4%,  66.1% and 64.5% for the years ended December 31, 2017, 2016 and 2015 respectively. The decrease for the year ended December 31, 2017, as compared to the prior year, was primarily attributed to increased product margins and a favorable inventory obsolescence provision, partially offset by higher freight costs driven largely by annual rate increases with HSN’s outbound shipping carriers. The increase for the year ended December 31, 2016 was primarily attributed to lower shipping revenues and higher fulfillment and shipping costs resulting from issues with the implementation of HSN’s warehouse automation initiative. Shipping and handling costs were also impacted by changes in product mix and annual rate increases with HSN’s outbound shipping carriers.

HSN’s SG&A expenses (excluding stock-based compensation and acquisition-related costs) include personnel, commissions, information technology, order processing and customer service expenses, credit card processing fees, credit card income, provision for doubtful accounts, productions costs and marketing and advertising expense. These expenses increased $8 million, and as a percentage of net revenue, increased from 23.5% to 25.2% for the year ended December 31, 2017, as compared to the prior year. The increase in SG&A expense was primarily due to higher personnel costs of $8 million and an increase in bad debt expense of $5 million related to HSN’s Flexpay program, partially offset by lower marketing expense of $8 million. The increase in personnel costs was primarily due to higher bonus expense and higher wages driven by annual merit increases.  The decrease in marketing expense is due to lower digital marketing costs and due to advertising and media costs incurred in the prior year related to the expansion of HSN’s wholesale business and direct-response television business. The increase in expense as a percentage of net revenue was driven by the deleveraging of fixed costs due to the decrease in net sales and due to the increases in bonus and bad debt expenses.

HSN’s SG&A expenses decreased $23 million, and as a percentage of revenue decreased from 23.7% to 23.5% for the year ended December 31, 2016, as compared to 2015. The SG&A expense decrease was primarily due to a $11 million decline in bad debt expense driven by higher loss rates from HSN's Flexpay program in the prior year. The decrease is also due to decreases in personnel costs, including performance-based incentives of $10 million. There was also a $9 million decrease in media costs related to direct-response television business. These decreases were partially offset by higher commissions expense of $7 million primarily due to expanded coverage of HSN2, an increase in digital marketing and an increase in consulting costs.

Stock-based compensation includes compensation related to stock appreciation rights and restricted stock units granted to certain employees. HSN recorded $17 million, $15 million and $14 million of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation in 2017 included the acceleration of vesting of certain awards for employees terminated in connection with the Merger, offset by the cancellation of awards as a result of the resignation of HSN’s former CEO in 2017.

HSN’s depreciation and amortization expense increased $2 million and remained flat for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years.  The increase in 2017 is primarily attributed to additions related to HSN’s warehouse automation initiative.

Included in HSN’s operating income for the year ended December 31, 2017 are allocated acquisition-related costs of $69 million primarily related to investment banking fees, legal fees and severance-related costs.  Of the $38 million of acquisition costs recorded by the Company for the two day period after the acquisition, $30 million related to severance and bonus payments is included in the amount reported by HSN.  The additional $8 million recorded by the Company related to accelerated vesting of stock options, was not included in HSN’s acquisition-related costs, and has been included in Selling, general and administrative, including stock-based compensation expense in the accompanying consolidated statements of operations.

zulily

Liberty acquired zulily on October 1, 2015, and zulily’s results are only included in Liberty’s results for periods subsequent to October 1, 2015.  We believe a discussion of zulily’s stand alone results, including certain one-time purchase accounting related adjustments detailed below, promotes a better understanding of the overall results of its business.

zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2017	2016	2015 (1)
	amounts in millions
Net revenue	$1,613	1,547	1,361
Cost of sales	(1,195)	(1,108)	(978)
Operating expenses	(47)	(47)	(43)
SG&A expenses (excluding stock-based compensation and acquisition related expenses)	(280)	(280)	(269)
Adjusted OIBDA	91	112	71
Acquisition related expenses	—	—	(30)
Stock-based compensation	(18)	(19)	(19)
Depreciation and amortization	(202)	(245)	(83)
Deferred revenue adjustment	—	—	(17)
Operating income (loss)	$(129)	(152)	(78)

(1)	zulily has reclassified certain costs between financial statement line items to conform with Liberty’s reporting structure for ease of comparability for the period ended December 31, 2015.

Net revenue consists primarily of sales of women's, children's and men's apparel, children's merchandise and other product categories such as home, beauty and personalized products. zulily recognizes product sales at the time all revenue recognition criteria has been met, which is generally at delivery. Net revenue represents the sales of these items plus shipping and handling charges to customers, net of estimated refunds, store credits, and promotional discounts. Net revenue is primarily driven by growth in zulily’s active customers, the frequency with which customers purchase and average order value.

zulily's consolidated net revenue increased 4.3% and 13.7% for the years ended December 31, 2017 and December 31, 2016, respectively, as compared to the corresponding prior years. The increase in net revenue for the year ended December 31, 2017 was primarily attributed to a 5.1% increase in orders placed driven by a 15.9% increase in active customers year over year, coming from accelerated growth in the fourth quarter.  Along with the increase in orders placed, units per order also increased but was offset by lower average sales price per unit. The increase in net revenue for the year ended December 31, 2016 was primarily attributed to an increase in total orders placed of 14.5%, driven by a 14.1% increase in the number of orders placed per active customer.  An active customer is defined as an individual who had purchased at least once in the last twelve months, measured from the last day of the period.

zulily's cost of sales as a percentage of net revenue was 74.1%,  71.6% and 71.9% for the years ended December 31, 2017,  2016 and 2015, respectively. The increase for the year ended December 31, 2017 was primarily attributed to higher free shipping and promotional offers, as well as higher supply chain expenses resulting from an increase in international shipping, a shift in product mix, ramping up of zulily’s Pennsylvania fulfillment center and growth of its third-party fulfillment services and higher unit volume at a lower average sales price per unit. The decrease for the year ended December 31, 2016 was primarily attributed to improved operational efficiency, partially offset by higher shipping and handling costs.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses remained flat and increased  $4 million, or 9.3%, for the years ended December 31, 2017 and 2016, respectively. The increase in operating expenses was primarily attributed to an increase in credit card processing fees which are driven by higher sales volume.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. As a percentage of net revenue, SG&A decreased from 18.1% to 17.4% for the year ended December 31, 2017 primarily due to a shift in marketing and advertising spend to promotional offers.

zulily’s SG&A expenses increased $11 million, and as a percentage of net revenue decreased from 19.8% to 18.1% for the year ended December 31, 2016.  The SG&A expense increase was primarily due to an increase in overall marketing spend. The decrease in expense as a percentage of net revenue was driven by top line revenue growth over a partially fixed cost base.

zulily’s stock-based compensation expense decreased slightly for the year ended December 31, 2017 as compared to the corresponding period in the prior year primarily due to the transfer of certain senior leadership to QVC. zulily’s stock-based compensation expense remained flat for the year ended December 31, 2016, compared to the corresponding period in the prior year.

zulily’s depreciation and amortization expense decreased  $43 million and increased  $162 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years.  The decrease for the year ended December 31, 2017 as compared to the prior year was primarily attributable to the decelerating amortization of intangible assets recognized in purchase accounting.  The increase for the year ended December 31, 2016 as compared to the prior year was primarily attributed to amortization of intangible assets as a result of purchase accounting. To a lesser extent, the increase in depreciation and amortization was related to additional automation equipment and leasehold improvements in its fulfillment centers.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC Group
QVC	$1,496	3.0%	$3,719	4.6%
HSNi	$460	3.1%	$—	—%
zulily	$267	3.0%	$—	—%
Corporate and other	$—	—%	$792	8.3%
Ventures Group
Corporate and other	$—	—%	$1,947	3.0%

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

At December 31, 2017, the fair value of our AFS securities was $2,275 million. Had the market price of such securities been 10% lower at December 31, 2017, the aggregate value of such securities would have been $228 million lower.  Our investments in FTD and LendingTree are publicly traded securities and are accounted for as equity method affiliates, which are not reflected at fair value in our balance sheets. The aggregate fair value of such securities was $1,171 million at December 31, 2017 and had the market price of such securities been 10% lower at December 31, 2017, the aggregate value of such securities would have been $117 million lower. These securities are also subject to market risk that is not directly reflected in our statements of operations.  At December 31, 2017, the fair value of our investment in Liberty Broadband was $3,635 million.  Had the market price of such security been 10% lower at December 31, 2017, the fair value of such security would have been $364 million lower. Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the price of the respective underlying security generally result in higher liabilities and unrealized losses in our statements of operations.

Liberty is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Liberty may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2017 would have been impacted by approximately $5 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty are filed under this Item, beginning on page II-33.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

The Company acquired HSNi in December 2017. As a result of the acquisition, the Company is reviewing the internal controls of HSNi and is making appropriate changes as deemed necessary. Except for the changes in internal control at HSNi, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

See page II-29 for Management's Report on Internal Control Over Financial Reporting.

See page II-30 for KPMG LLP’s attestation report regarding the effectiveness of our internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2017, its internal control over financial reporting is effective. The Company's assessment of internal control over financial reporting did not include the internal controls of HSN, Inc. (“HSNi”) which the Company acquired on December 29, 2017. The amount of total assets and revenue of HSNi included in our consolidated financial statements as of and for the year ended December 31, 2017 was $3.0 billion and zero, respectively.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-30 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Interactive Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired HSN, Inc. during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, HSN, Inc.’s internal control over financial reporting associated with total assets of $3,011 million and total revenues of zero included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HSN, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Denver, Colorado
March 1, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Interactive Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Interactive Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of HSN, Inc., a wholly-owned subsidiary, which statements reflect  certain assets constituting $786 million as of December 31, 2017. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HSN, Inc., is based solely on the report of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Denver, Colorado
March 1, 2018

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets	amounts in millions
Current assets:
Cash and cash equivalents	$903	825
Trade and other receivables, net	1,726	1,308
Inventory, net	1,411	968
Other current assets	125	68
Total current assets	4,165	3,169
Investments in available-for-sale securities and other cost investments (note 8)	2,363	1,922
Investments in affiliates, accounted for using the equity method (note 9)	309	581
Investment in Liberty Broadband measured at fair value (note 9)	3,635	3,161

Property and equipment, at cost	2,564	2,163
Accumulated depreciation	(1,223)	(1,032)
	1,341	1,131
Intangible assets not subject to amortization (note 10):
Goodwill	7,082	6,052
Trademarks	3,929	3,302
	11,011	9,354
Intangible assets subject to amortization, net (note 10)	1,248	1,005
Other assets, at cost, net of accumulated amortization	50	32
Total assets	$24,122	20,355

(continued)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2017 and 2016

	2017	2016
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$1,151	790
Accrued liabilities	1,125	706
Current portion of debt, including $978 million and $862 million measured at fair value (note 11)	996	876
Other current liabilities	169	162
Total current liabilities	3,441	2,534
Long-term debt, including $868 million and $805 million measured at fair value (note 11)	7,553	7,166
Deferred income tax liabilities (note 12)	2,803	3,636
Other liabilities	242	158
Total liabilities	14,039	13,494
Equity
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 449,335,940 shares at December 31, 2017 and 429,005,932 shares at December 31, 2016	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,203,895 shares at December 31, 2017 and 29,358,638 shares at December 31, 2016	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares at December 31, 2017 and December 31, 2016; issued and outstanding 81,686,659 shares at December 31, 2017 and 81,150,711 shares at December 31, 2016	1	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares at December 31, 2017 and December 31, 2016; issued and outstanding 4,455,311 shares at December 31, 2017 and 4,271,958 shares at December 31, 2016	—	—
Additional paid-in capital	1,043	—
Accumulated other comprehensive earnings (loss), net of taxes	(133)	(266)
Retained earnings	9,068	7,032
Total stockholders' equity	9,984	6,772
Noncontrolling interests in equity of subsidiaries	99	89
Total equity	10,083	6,861
Commitments and contingencies (note 18)
Total liabilities and equity	$24,122	20,355

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions,
	except per share amounts
Total revenue, net	$10,404	10,647	9,989
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	6,789	6,908	6,393
Operating expense	659	707	699
Selling, general and administrative, including stock-based compensation (note 3)	1,153	1,190	1,078
Acquisition and restructuring charges	35	—	—
Depreciation and amortization	725	874	703
	9,361	9,679	8,873
Operating income	1,043	968	1,116
Other income (expense):
Interest expense	(355)	(363)	(360)
Share of earnings (losses) of affiliates, net (note 9)	(200)	(68)	(178)
Realized and unrealized gains (losses) on financial instruments, net (note 7)	618	1,175	114
Gains (losses) on transactions, net	410	9	110
Other, net	7	131	14
	480	884	(300)
Earnings (loss) from continuing operations before income taxes	1,523	1,852	816
Income tax (expense) benefit (note 12)	964	(598)	(185)
Earnings (loss) from continuing operations	2,487	1,254	631
Earnings (loss) from discontinued operations, net of taxes (note 6)	—	20	280
Net earnings (loss)	2,487	1,274	911
Less net earnings (loss) attributable to the noncontrolling interests	46	39	42
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders	$2,441	1,235	869
Net earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	1,208	473	640
Liberty Ventures common stock	1,233	762	229
	$2,441	1,235	869

Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$2.71	0.99	1.35
Series A and Series B Liberty Ventures common stock	$14.34	5.54	(0.36)
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$2.70	0.98	1.33
Series A and Series B Liberty Ventures common stock	$14.17	5.49	(0.36)
Basic net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$2.71	0.99	1.35
Series A and Series B Liberty Ventures common stock	$14.34	5.69	1.61
Diluted net earnings (loss) attributable to Liberty Interactive Corporation shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$2.70	0.98	1.33
Series A and Series B Liberty Ventures common stock	$14.17	5.64	1.60

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
Net earnings (loss)	$2,487	1,274	911
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	134	(84)	(101)
Share of other comprehensive earnings (loss) of equity affiliates	3	(5)	(4)
Other	—	4	(17)
Other comprehensive earnings (loss)	137	(85)	(122)
Comprehensive earnings (loss)	2,624	1,189	789
Less comprehensive earnings (loss) attributable to the noncontrolling interests	50	40	41
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders	$2,574	1,149	748
Comprehensive earnings (loss) attributable to Liberty Interactive Corporation shareholders:
QVC Group common stock	$1,338	388	540
Liberty Ventures common stock	1,236	761	208
	$2,574	1,149	748

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
	(See note 4)
Cash flows from operating activities:
Net earnings (loss)	$2,487	1,274	911
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(20)	(280)
Depreciation and amortization	725	874	703
Stock-based compensation	123	97	127
Cash payments for stock-based compensation	—	(92)	(16)
Noncash interest expense	—	12	5
Share of (earnings) losses of affiliates, net	200	68	178
Cash receipts from returns on equity investments	29	31	32
Realized and unrealized (gains) losses on financial instruments, net	(618)	(1,175)	(114)
(Gains) losses on transactions, net	(410)	(9)	(110)
(Gains) losses on extinguishment of debt	—	6	21
Deferred income tax expense (benefit)	(1,136)	473	(103)
Other noncash charges (credits), net	10	(115)	(11)
Changes in operating assets and liabilities
Current and other assets	(143)	136	(237)
Payables and other liabilities	225	(117)	(44)
Net cash provided (used) by operating activities	1,492	1,443	1,062
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	22	—	(844)
Cash proceeds from dispositions of investments	3	353	271
Investment in and loans to cost and equity investees	(159)	(86)	(120)
Cash receipts from returns of equity investments	—	—	250
Capital expended for property and equipment	(204)	(233)	(258)
Purchases of short term investments and other marketable securities	—	(264)	(1,370)
Sales of short term investments and other marketable securities	—	1,174	1,359
Investment in Liberty Broadband	—	(2,400)	—
Other investing activities, net	(53)	(36)	(76)
Net cash provided (used) by investing activities	(391)	(1,492)	(788)
Cash flows from financing activities:
Borrowings of debt	2,469	3,427	4,558
Repayments of debt	(2,631)	(4,498)	(3,811)
Repurchases of QVC Group common stock	(765)	(799)	(785)
Withholding taxes on net share settlements of stock-based compensation	(70)	(16)	(30)
Distribution from Liberty Expedia Holdings	—	299	—
Other financing activities, net	(39)	15	(54)
Net cash provided (used) by financing activities	(1,036)	(1,572)	(122)
Effect of foreign currency exchange rates on cash	13	(20)	(3)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	17	17
Cash provided (used) by investing activities	—	—	(23)
Cash provided (used) by financing activities	—	—	—
Change in available cash held by discontinued operations	—	—	—
Net cash provided (used) by discontinued operations	—	17	(6)
Net increase (decrease) in cash and cash equivalents	78	(1,624)	143
Cash and cash equivalents at beginning of period	825	2,449	2,306
Cash and cash equivalents at end of period	$903	825	2,449

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2017,  2016 and 2015

	Stockholders' Equity
							Accumulated
		QVC		Liberty			other		Noncontrolling
		Group		Ventures		Additional	comprehensive		interest in
	Preferred					paid-in	earnings (loss),	Retained	equity of	Total
	Stock	Series A	Series B	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	5	—	1	—	4	(94)	5,757	107	5,780
Net earnings	—	—	—	—	—	—	—	869	42	911
Other comprehensive earnings (loss)	—	—	—	—	—	—	(121)	—	(1)	(122)
Stock-based compensation	—	—	—	—	—	70	—	—	—	70
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(30)	—	—	—	(30)
Excess tax benefits on stock-based compensation	—	—	—	—	—	16	—	—	—	16
Stock issued upon exercise of stock options	—	—	—	—	—	40	—	—	—	40
Series A QVC Group stock repurchases	—	—	—	—	—	(785)	—	—	—	(785)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(58)	(58)
Acquisition of zulily	—	—	—	—	—	1,087	—	—	—	1,087
Acquisition of noncontrolling interest	—	—	—	—	—	(31)	—	—	(2)	(33)
Other	—	—	—	—	—	(1)	—	—	—	(1)
Balance at December 31, 2015	$—	5	—	1	—	370	(215)	6,626	88	6,875
Net earnings	—	—	—	—	—	—	—	1,235	39	1,274
Other comprehensive earnings (loss)	—	—	—	—	—	—	(86)	—	1	(85)
Cumulative effect of accounting change	—	—	—	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	—	89	—	—	—	89
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(16)	—	—	—	(16)
Stock issued upon exercise of stock options	—	—	—	—	—	24	—	—	—	24
Series A QVC Group stock repurchases	—	—	—	—	—	(799)	—	—	—	(799)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(39)	(39)
Distribution of Liberty Expedia Holdings	—	—	—	—	—	—	35	(493)	—	(458)
Reclassification	—	—	—	—	—	341	—	(341)	—	—
Other	—	—	—	—	—	(9)	—	—	—	(9)
Balance at December 31, 2016	$—	5	—	1	—	—	(266)	7,032	89	6,861
Net earnings	—	—	—	—	—	—	—	2,441	46	2,487
Other comprehensive earnings (loss)	—	—	—	—	—	—	133	—	4	137
Stock-based compensation	—	—	—	—	—	123	—	—	—	123
Series A QVC Group stock repurchases	—	—	—	—	—	(765)	—	—	—	(765)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(40)	(40)
Stock issued upon exercise of stock options	—	—	—	—	—	5	—	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(70)	—	—	—	(70)
Issuance of Series A QVC Group stock in connection HSNi acquisition (note 5)	—	—	—	—	—	1,343	—	—	—	1,343
Reclassification	—	—	—	—	—	405	—	(405)	—	—
Other	—	—	—	—	—	2	—	—	—	2
Balance at December 31, 2017	$—	5	—	1	—	1,043	(133)	9,068	99	10,083

See accompanying notes to consolidated financial statements.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Liberty Interactive Corporation (formerly known as Liberty Media Corporation) and its controlled subsidiaries (collectively, "Liberty," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On July 22, 2016, Liberty completed the spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub, Inc. (“CommerceHub”).  The CommerceHub Spin-Off was accomplished by the distribution by Liberty of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Liberty’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Liberty’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. In September 2016, the IRS completed its review of the CommerceHub Spin-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the Internal Revenue Service (“IRS”) documenting this conclusion. CommerceHub is included in Liberty’s Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results.

On November 4, 2016, Liberty completed the split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Liberty’s former interest in Expedia, Inc. (“Expedia”) and Liberty’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Liberty on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Liberty’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Liberty’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Liberty that it agreed with the nontaxable characterization of the transaction. Liberty received an Issue Resolution Agreement from the IRS documenting this conclusion.

Liberty viewed Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Liberty’s interest in Expedia represented a strategic shift that had a major effect on Liberty’s operations, primarily due to one-time gains on transactions recognized by Expedia in 2015.  Accordingly, the consolidated financial statements of Liberty have been prepared to reflect Liberty’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

does not have a major effect on Liberty’s historical results nor is it expected to have a major effect on Liberty’s future operations. The disposition of Bodybuilding did not represent a strategic shift in Liberty’s operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016.

Pursuant to a reimbursement agreement entered into in connection with the Expedia Holdings Split-Off, Liberty reimbursed Expedia, a related party prior to the Expedia Holdings Split-Off, $4 million during October 2016, thereby settling the reimbursement agreement.

Liberty and Liberty Media Corporation (“LMC”) (for accounting purposes a related party of Liberty) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and LMC and other agreements related to tax matters.  Liberty is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Liberty's financial position.  Pursuant to the Services Agreement, LMC will provide Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Liberty's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty. Under the Facilities Sharing Agreement, Liberty will share office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $11 million, $10 million and $13 million of these allocated expenses were reimbursed from Liberty to LMC for the years ended December 31, 2017,  2016 and 2015, respectively.

(2)  Tracking Stocks

Tracking stocks are a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which are intended to track and reflect the economic performance of Liberty’s QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Ventures Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group.  The Ventures Group consists of our businesses not included in the QVC Group including Evite, Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), FTD Companies, Inc. (“FTD”),  investments in Charter Communications, Inc. (“Charter Communications, Inc.”) and ILG, Inc. (“ILG”), as well as cash in the amount of approximately $573 million (at December 31, 2017), including subsidiary cash. The Ventures Group also has attributed to it certain liabilities related to our Exchangeable Debentures and certain deferred tax liabilities. The Ventures Group is primarily focused on the maximization of the value of these investments and investing in new business opportunities.

On April 4, 2017, Liberty entered into an Agreement and Plan of Reorganization (as amended, the “GCI Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Ventures Group assets and liabilities will be contributed to GCI Liberty (as defined below) in exchange for a controlling interest in GCI Liberty.  Liberty and LI LLC will contribute to GCI Liberty its entire equity interest in Liberty Broadband and Charter, along with, subject to certain exceptions, Liberty’s entire equity interests in LendingTree, together with the Evite operating business and certain other assets and liabilities, in exchange for (i) the issuance to LI LLC of a number of shares of new GCI Liberty Class A Common Stock and a number of shares of new GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) cash and (iii) the assumption of certain liabilities by GCI Liberty (the “Contribution”).

Liberty will then effect a tax-free separation of its controlling interest in the combined company (which has since been renamed GCI Liberty, Inc. (“GCI Liberty”)) to the holders of Liberty Ventures common stock, distributing one share of the corresponding class of new GCI Liberty common stock for each share of Liberty Ventures common stock held, in full redemption of all outstanding shares of such stock, leaving QVC Group common stock as the only outstanding common stock of Liberty.  On the business day prior to the Contribution, holders of reclassified GCI Class A Common Stock and reclassified GCI Class B Common Stock each will receive (i) 0.63 of a share of new GCI Liberty Class A Common Stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable Preferred Stock (the “GCI Liberty preferred stock”) in exchange for each share of their reclassified GCI stock.  The exchange ratios were determined based on total consideration of $32.50 per share for existing GCI common stock, comprised of $27.50 per share in new GCI Liberty Class A Common Stock and $5.00 per share in newly issued GCI Liberty preferred stock, and a Liberty Ventures reference price of $43.65 (with no additional premium paid for shares of reclassified GCI Class B Common Stock). The GCI Liberty Series A preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing of the Transactions.

At the closing of the Transactions, Liberty will reattribute certain assets and liabilities from the Ventures Group to the QVC Group (the “Reattribution”).  The reattributed assets and liabilities are expected to include cash, Liberty’s interest in ILG, FTD, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits. Pursuant to a recent amendment to the GCI Reorganization Agreement, LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) will not be subject to a pre-closing exchange offer and will instead be reattributed to the QVC Group, along with (i) an amount of cash equal to the net present value of the adjusted principal amount of such 1.75% Exchangeable Debentures (determined as if paid on October 5, 2023) and stated interest payments on the 1.75% Exchangeable Debentures to October 5, 2023 and (ii) an indemnity obligation from GCI Liberty with respect to any payments made by LI LLC in excess of stated principal and interest to any holder that exercises its exchange right under the terms of the debentures through October 5, 2023. The cash reattributed to the QVC Group will be funded by available cash attributed to Liberty’s Ventures Group and the proceeds of a margin loan facility attributed to the Ventures Group in an initial principal amount of $1 billion.  Within six months of the closing, Liberty, LI LLC and GCI Liberty will cooperate with, and reasonably assist each other with respect to, the commencement and consummation of a purchase offer (the “Purchase Offer”) whereby LI LLC will offer to purchase, either pursuant to privately negotiated transactions or a tender offer, the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in the Purchase Offer in an amount equal to the difference between (x) the purchase price paid by LI LLC to acquire such 1.75% Exchangeable Debenture in the Purchase Offer and (y) the sum of the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture in the Reattribution plus the amount of certain tax benefits attributable to such 1.75% Exchangeable Debenture so purchased. GCI Liberty’s indemnity obligation with respect to payments made upon a holder’s exercise of its exchange right will be eliminated as to any 1.75% Exchangeable Debentures purchased in the Purchase Offer.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

On December 29, 2017, Broadband Holdco, LLC, a wholly owned subsidiary of the Company, entered into a margin loan agreement with an availability of $1 billion with various lender parties. Approximately 42.7 million shares of Liberty Broadband series C common stock held by the Company with a value of $3.6 billion were pledged by Broadband Holdco, LLC as collateral to the loan as of December 31, 2017. This margin loan has a term of two years and bears interest at a rate of LIBOR plus 1.85% and contains an undrawn commitment fee of 0.75% per annum. As of December 31, 2017 there were no outstanding borrowings on the margin loan.

Liberty will complete the Reattribution using similar valuation methodologies to those used in connection with its previous reattributions, including taking into account the advice of its financial advisor. The Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions. Simultaneous with that closing, QVC Group common stock will become the only outstanding common stock of Liberty, and thus QVC Group common stock will cease to function as a tracking stock and will effectively become regular common stock, and Liberty will be renamed Qurate Retail Group, Inc., with QVC, HSNi and zulily as wholly-owned subsidiaries.

The term "QVC Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The QVC Group is primarily comprised of our merchandise-focused televised-shopping programs, Internet and mobile application businesses. The QVC Group has attributed to it the remainder of our businesses and assets not attributed to the Ventures Group, including our wholly-owned subsidiaries QVC and zulily (as of October 1, 2015) and HSN, Inc. (“HSNi”) (as of December 29, 2017) as well as cash in the amount of approximately $330 million (at December 31, 2017), including subsidiary cash.

On May 18, 2016, Liberty completed a $2.4 billion investment in Liberty Broadband (for accounting purposes a related party of the Company) in connection with the merger of Charter and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“Charter”) of the combined enterprises. Liberty, along with third party investors, all of whom invested on the same terms as Liberty, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the-parts basis at the time the investment agreements were executed (May 2015). Liberty's investment in Liberty Broadband was funded using cash on hand and is attributed to the Ventures Group. See note 9 for additional information related to this investment.

Liberty, as part of the merger of Charter and TWC described above, exchanged, in a tax-free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one-for-one basis, and Liberty has granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Liberty in the exchange.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns.   A provision for bad debts is provided as a percentage of accounts receivable based on historical experience and included in selling, general and administrative expense.  A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of retail sales.

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2017	$99	73	(1)	(79)	92
2016	$87	109	(1)	(96)	99
2015	$92	84	(1)	(88)	87

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $93 million and $76 million for the years ended December 31, 2017 and 2016, respectively.

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

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices.  United States (“U.S.”) generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statements of operations (the "fair value option").  Liberty had previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company).  Changes in the fair value of these economic hedges were reflected in Liberty's statements of operations as unrealized gains (losses).  In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities").  Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.  The total value of AFS securities for which the Company has elected the fair value option aggregated $2,275 million and $1,846 million as of December 31, 2017 and 2016, respectively.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.

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

December 31, 2017, 2016 and 2015

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

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2017	2016
	amounts in millions
Land	$108	81
Buildings and improvements	1,165	1,016
Support equipment	1,240	1,034
Projects in progress	51	32
Total property and equipment	$2,564	2,163

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $176 million, $171 million and $153 million, respectively.

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

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment.  Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment.  Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017.

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of asset groups.  Accordingly, actual results could vary significantly from such estimates.  Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

December 31, 2017, 2016 and 2015

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

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  The total reduction in sales due to returns for the years ended December 31, 2017, 2016 and 2015 aggregated $1,861 million, $1,865 million and $2,037 million, respectively.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year
	in millions
2017	$98	1,027	(1,023)	102
2016	$106	1,051	(1,060)	98
2015	$109	1,213	(1,216)	106

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company will adopt the accounting guidance effective as of January 1, 2018 with an immaterial adjustment to retained earnings using the modified transition method.  The Company has completed our review of the applicable ASU and has concluded it will recognize revenue at the time of shipment to its customers consistent with when title passes. This is a change from the current practice whereby the Company recognizes revenue at the time of delivery to the customers and deferred revenue is recorded to account for the shipments in-transit. The Company has also concluded that it will continue to act as principal in certain vendor arrangements and will recognize credit card income for its QVC-branded credit card as part of net revenue.  At the current time, the credit card income is included as an offset to selling, general, and administrative expenses.  In addition, the Company’s balance sheet presentation of its sales return reserve will change to present a separate return asset and liability, instead of the net presentation currently used. The Company will also elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year, as well

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

as the practical expedient to exclude from the measurement of the transaction price sales and similar taxes collected from customers.

Cost of Sales

Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $217 million, $231 million and $154 million for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs are reflected in the selling, general and administrative, including stock-based compensation line item in our consolidated statements of operations.

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

Stock compensation expense was $123 million, $97 million and $127 million for the years ended December 31, 2017, 2016 and 2015, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in $33 million of excess tax benefits for the year ended December 31, 2015 reclassified from cash flows from financing activities to cash flows from operating activities.

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

December 31, 2017, 2016 and 2015

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

In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We anticipate an immaterial retained earnings decrease upon adoption related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

Earnings (Loss) Attributable to Liberty Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Liberty stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2017		2016	2015
QVC Group
Net earnings (loss) from continuing operations		$1,208	473	640
Net earnings (loss) from discontinued operations	$	NA	NA	NA
Liberty Ventures
Net earnings (loss) from continuing operations		$1,233	742	(51)
Net earnings (loss) from discontinued operations		$—	20	280

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

December 31, 2017, 2016 and 2015

Series A and Series B QVC Group Common Stock

EPS for all periods through December 31, 2017, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2017, 2016 and 2015 are approximately 20 million, 13 million and 6 million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2017	2016	2015
	number of shares in millions
Basic WASO	445	476	475
Potentially dilutive shares	3	5	6
Diluted WASO	448	481	481

Series A and Series B Liberty Ventures Common Stock

EPS for all periods through December 31, 2017, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2017, 2016, and 2015 are less than a million potential common shares because their inclusion would be antidilutive.

	Years ended December 31,
	2017	2016	2015
	number of shares in millions
Basic WASO	86	134	142
Potentially dilutive shares	1	1	1
Diluted WASO	87	135	143

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

As a result of repurchases of Series A QVC Group common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods during the year ended December 31, 2017. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($405 million) at December 31, 2017 to retained earnings.

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

December 31, 2017, 2016 and 2015

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

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$956	—	154
Intangible assets not subject to amortization	1,577	7	1,791
Intangible assets subject to amortization	651	(40)	837
Net liabilities assumed	(977)	—	(214)
Deferred tax assets (liabilities)	(281)	33	(637)
Fair value of equity consideration	(1,948)	—	(1,087)
Cash paid (received) for acquisitions, net of cash acquired	$(22)	—	844

Cash paid for interest	$343	354	374

Cash paid for income taxes	$158	204	318

0

(5)  Acquisitions

On December 29, 2017, Liberty acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary, attributed to the QVC Group. HSNi shareholders (other than Liberty) received fixed consideration of 1.65 shares of Series A QVC Group common stock (“QVCA”) for each share of HSNi common stock. Liberty issued 53.6 million shares QVCA common stock to HSNi shareholders. In conjunction with application of acquisition accounting, we recorded a full step up in basis of HSNi which resulted in a $409 million gain. The fair market value of our ownership interest previously held in HSNi ($605 million) was determined based on the trading price of QVCA common stock on the date of the acquisition (Level 1) less a control premium. The market value of the shares of QVCA common stock issued to HSNi shareholders ($1.3  billion) was determined based on the trading price of QVCA common stock on the date of the acquisition. The total equity value of the transaction was $1.9 billion. With the exception of $43 million of severance-related costs incurred on December 30, 2017, HSNi’s results of operations

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

are not included in our consolidated operating results for the year ended December 31, 2017, as the final two days of the period were considered immaterial.

The preliminary purchase price allocation for HSNi is as follows (amounts in millions):

Cash and cash equivalents	$22
Property and equipment	214
Other assets	752
Goodwill	950
Trademarks	676
Intangible assets subject to amortization	602
Accounts payable & accrued liabilities	(515)
Debt	(460)
Other liabilities assumed	(12)
Deferred tax liabilities	(281)
$1,948

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of customer relationships of $425 million with a weighted average life of approximately 9 years, capitalized software of $16 million with a weighted average life of approximately 1 year, and technology of $161 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes. As of December 31, 2017, the valuation related to the purchase is not final and the purchase price allocation is preliminary and subject to revision.  The primary areas of the purchase price allocation that are not yet finalized are related to certain fixed and intangible assets, liabilities and tax balances.

Included in net earnings (loss) from continuing operations for the year ended December 31, 2017 is $43 million related to HSNi’s operations since the date of acquisition, which is primarily related to severance cost post acquisition. Of the $43 million, $38 million related to HSN ($8 million of which related to stock-based compensation expense and is included in Selling, general and administrative, including stock-based compensation expense in the consolidated statements of operations) and $5 million related to Cornerstone.

The pro forma revenue and net earnings from continuing operations of Liberty, prepared utilizing the historical financial statements of HSNi, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

	Years Ended December 31,
	2017	2016
	amounts in millions
	(unaudited)
Revenue	$13,791	14,220
Net earnings (loss) from continuing operations	2,200	1,258

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The pro forma information is not representative of Liberty’s future financial position, future results of operations or future cash flows nor does it reflect what Liberty’s financial position, results of operations or cash flows would have been as if the transaction had happened previously and Liberty controlled HSNi during the periods presented. The pro forma information includes a nonrecurring adjustment for transactions costs incurred as a result of the acquisition.

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

(6)  Disposals

Disposals - Presented as Discontinued Operations

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

December 31, 2017, 2016 and 2015

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

December 31,
2015
amounts in millions
Current assets	$2,976
Total assets	$15,486
Current liabilities	$5,926
Total liabilities	$10,556
Equity	$4,930

Year ended December 31,
2015
amounts in millions
Operating income	$414
Gain on sale of business	$509
Income tax (expense) benefit	$(203)
Net earnings (loss) attributable to Expedia shareholders	$764

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

December 31, 2017, 2016 and 2015

Certain financial information for Liberty’s investment in Expedia, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

	Years ended December 31,
	2016	2015
Earnings (loss) before income taxes	$24	437
Income tax (expense) benefit	$(4)	(157)

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
		2016	2015
Basic earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$	NA	NA
Series A and Series B Liberty Ventures common stock		$0.15	1.97
Diluted earnings (loss) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B QVC Group common stock	$	NA	NA
Series A and Series B Liberty Ventures common stock		$0.15	1.96

Disposals – Not Presented as Discontinued Operations

On June 30, 2015, Liberty sold Backcountry for aggregate consideration, including assumption of debt, amounts held in escrow, and a noncontrolling interest, of approximately $350 million. The sale resulted in a $105 million gain, which is included in Gains (losses) on transactions, net in the accompanying consolidated statements of operations. Backcountry is not presented as a discontinued operation as the sale did not represent a strategic shift that has a major effect on Liberty’s operations and financial results. Included in Total revenue, net in the accompanying consolidated statements of operations is $227 million for the year ended December 31, 2015, related to Backcountry. Included in Net earnings (loss) in the accompanying consolidated statements of operations are losses of $3 million for the year ended December 31, 2015, related to Backcountry.

On July 22, 2016, Liberty completed the CommerceHub Spin-Off.  CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not represent a strategic shift that had a major effect on Liberty’s operations and financial results. Included in Total revenue, net in the accompanying consolidated statements of operations is $51 million and $89 million for the years ended December 31, 2016 and 2015, respectively, related to CommerceHub.  Included in Net earnings (loss) in the accompanying consolidated statements of operations are earnings of $5 million and losses of $10 million for the years ended December 31, 2016 and 2015, respectively, related to CommerceHub.  Included in Total assets in the accompanying consolidated balance sheets as of December 31, 2015 is $115 million related to CommerceHub.

As discussed above, on November 4, 2016, Liberty completed the Expedia Holdings Split-Off. Although Liberty’s interest in Expedia has been presented as a discontinued operation, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Liberty. Bodybuilding is included in the Corporate and other segment through November 4, 2016. Included in Total revenue, net in the accompanying consolidated statements of operations is

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

$355 million and $464 million for the years ended December 31, 2016 and 2015, respectively, related to Bodybuilding. Included in Net earnings (loss) in the accompanying consolidated statements of operations are earnings of $6 million and $3 million for the years ended December 31, 2016 and 2015, respectively, related to Bodybuilding. Included in Total assets in the accompanying consolidated balance sheets as of December 31, 2015 is $198 million related to Bodybuilding.

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

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2017			December 31, 2016
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$655	655	—	625	625	—
Available-for-sale securities	$2,275	2,275	—	1,846	1,846	—
Investment in Liberty Broadband	$3,635	3,635	—	3,161	3,161	—
Debt	$1,846	—	1,846	1,667	—	1,667

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Fair Value Option Securities - AFS	$434	723	84
Fair Value Option Securities - Liberty Broadband	473	761	NA
Exchangeable senior debentures	(193)	(308)	30
Other financial instruments	(96)	(1)	—
	$618	1,175	114

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(8)  Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity and debt securities held by the Company are classified as AFS and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statements of operations (the "fair value option"). Liberty has elected the fair value option for its AFS securities ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, the majority of which are considered Fair Value Option Securities and other cost investments, are summarized as follows:

	December 31,	December 31,
	2017	2016
	amounts in millions
QVC Group
Other investments	$3	4
Total attributed QVC Group	3	4
Ventures Group
Charter	1,800	1,543
ILG	474	302
Other investments	86	73
Total attributed Ventures Group	2,360	1,918
Consolidated Liberty	$2,363	1,922

(9)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2017 and the carrying amount at December 31, 2016:

	December 31, 2017			December 31, 2016
	Percentage	Market	Carrying	Carrying
	ownership	value	amount	amount
		dollars in millions
QVC Group
HSNi (1)	100%	$ NA	$ NA	184
Other	various	NA	40	40
Total QVC Group			40	224
Ventures Group
FTD (2)	37%	$73	73	216
LendingTree (3)	27%	1,098	115	31
Other (4)	various	NA	81	110
Total Ventures Group			269	357
Consolidated Liberty			$309	581

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
QVC Group
HSNi (1)	$40	48	64
Other	(2)	(6)	(9)
Total QVC Group	38	42	55
Ventures Group
FTD (2)	(146)	(41)	(83)
LendingTree (3)	7	12	2
Other (4)	(99)	(81)	(152)
Total Ventures Group	(238)	(110)	(233)
Consolidated Liberty	$(200)	(68)	(178)

(1)

As discussed in note 5, on December 29, 2017,  the Company acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. Therefore the Company no longer has an equity method investment in HSNi as of December 31, 2017. In addition, HSNi paid dividends of $28 million, $28 million, and $228 million during the years ended December 31, 2017, 2016 and 2015, respectively, which were recorded as reductions to the investment balances, and recorded as a cash inflow from operations in the Cash receipts from returns on equity investments line item in the consolidated statements of cash flows.  Dividends from HSNi during the year ended December 31, 2015 included a special dividend of $10 per share from which Liberty received approximately $200 million in cash, which was recorded as a cash inflow from investing activities in the Cash receipts from returns of equity investments line item in the consolidated statements of cash flows.

(2)	The carrying value of Liberty’s investment in FTD was written down to its fair value (based on the closing price (Level 1)) as of December 31, 2017 and December 31, 2015.
(3)

During the year ended December 31, 2017, the Company purchased an additional 450 thousand shares of LendingTree common stock (“TREE”). In order to purchase the additional shares, Ventures Holdco, LLC, a wholly owned subsidiary of the Company executed a 2-year postpaid variable forward with a notional value of $110 million.  The company pledged 642,850 shares of TREE and purchased the delta underlying of 450,000 shares for $77 million. Changes in the fair value of the derivative are reflected in the Realized and unrealized gains (losses) on financial instruments, net line item in the consolidated statements of operations.  For the period ended December 31, 2017, the Company recorded an unrealized loss of $95 million.

(4)

The Other category for the Ventures Group is comprised of alternative energy investments and other investments. The alternative energy investments generally operate at a loss but provide favorable tax attributes recorded through the income tax (expense) benefit line item in the consolidated statements of operations. During the year ended December 31, 2015, Liberty recorded an impairment of approximately $98 million, based on a discounted cash flow valuation (Level 3), related to one of its alternative energy investments which had underperformed operationally.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Investment in Liberty Broadband

As discussed in note 2, in connection with the merger of Charter and TWC, on May 18, 2016, Liberty invested $2.4 billion in Liberty Broadband Series C nonvoting shares. As of December 31, 2017, Liberty has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, Liberty has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though Liberty does not have any voting rights. Liberty has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband. Liberty recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

(10)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QVC	zulily	HSN	Corporate and Other	Total
	amounts in millions
Balance at January 1, 2016	$5,149	860	—	103	6,112
Acquisition (1)	—	57	—	—	57
Disposition (2)	—	—	—	(78)	(78)
Foreign currency translation adjustments	(39)	—	—	—	(39)
Balance at December 31, 2016	5,110	917	—	25	6,052
Acquisition (3)	—	—	933	17	950
Foreign currency translation adjustments	80	—	—	—	80
Balance at December 31, 2017	$5,190	917	933	42	7,082

(1)	Subsequent to December 31, 2015, the preliminary purchase price allocation for the zulily acquisition was adjusted, resulting in a $57 million increase to goodwill.
(2)

As discussed in note 6, Liberty completed the CommerceHub Spin-Off on July 22, 2016, resulting in a $21 million decrease to goodwill. In addition, as discussed in note 6, Liberty completed the Expedia Holdings Split-Off on November 4, 2016, resulting in a $57 million decrease to goodwill related to Bodybuilding.

(3)

As discussed in note 5, on December 29, 2017,  the Company acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary, attributed to the QVC Group tracking stock group. The acquisition resulted in an increase to goodwill of $950 million.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$730	(652)	78	2,279	(2,095)	184
Customer relationships	3,356	(2,626)	730	2,910	(2,394)	516
Other	1,268	(828)	440	965	(660)	305
Total	$5,354	(4,106)	1,248	6,154	(5,149)	1,005

The weighted average life of these amortizable intangible assets was approximately 9 years, at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $549 million, $703 million and $550 million for the years ended December 31, 2017,  2016 and 2015, respectively. Based on its amortizable intangible assets as of December 31, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2018	$401
2019	$236
2020	$162
2021	$129
2022	$77

Impairments

As of December 31, 2017 accumulated goodwill impairment losses for certain e-commerce companies was $56 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(11)  Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2017	2017	2016
	amounts in millions
QVC Group
Corporate level notes and debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	501
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,763	1,763	1,896
HSNi Bank Credit Facility	460	460	NA
Other subsidiary debt	170	170	174
Deferred loan costs	—	(24)	(28)
Total QVC Group	$6,734	6,703	6,375
Ventures Group
Corporate level debentures
4% Exchangeable Senior Debentures due 2029	$434	316	276
3.75% Exchangeable Senior Debentures due 2030	435	318	267
3.5% Exchangeable Senior Debentures due 2031	328	342	316
0.75% Exchangeable Senior Debentures due 2043	—	2	3
1.75% Exchangeable Senior Debentures due 2046	750	868	805
Total Ventures Group	$1,947	1,846	1,667
Total consolidated Liberty debt	$8,681	8,549	8,042
Less debt classified as current		(996)	(876)
Total long-term debt		7,553	7,166

Exchangeable Senior Debentures

Each $1,000 debenture of Liberty Interactive LLC’s (“Liberty LLC”) 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of CenturyLink, Inc. ("CenturyLink") common stock.  Liberty LLC may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

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

December 31, 2017, 2016 and 2015

Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of Liberty LLC's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. and 4.6024 shares of Motorola Mobility Holdings, Inc., as a result of Motorola Inc.'s separation of Motorola Mobility Holdings, Inc. ("MMI") in a 1 for 8 stock distribution, and the subsequent 1 for 7 reverse stock split of Motorola, Inc. (which has been renamed Motorola Solutions, Inc. ("MSI")), effective January 4, 2011.  MMI was acquired on May 22, 2012 for $40 per share in cash. Pursuant to the indenture, the cash paid to shareholders in the MMI acquisition was to be paid to the holders of the Motorola Exchangeables as an extraordinary distribution.  Liberty LLC made a cash payment of $184.096 per debenture in the second quarter of 2012 for a total payment of $111 million.  The remaining exchange value is payable, at Liberty's option, in cash or MSI stock or a combination thereof.  Liberty LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of a cash distribution made by Liberty LLC in 2007, the cash disbursement discussed above and various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $547 as of December 31, 2017.

Each $1,000 original principal amount of the 0.75% Exchangeable Senior Debentures due 2043 is exchangeable for a basket of 3.1648 shares of common stock of Charter, 5.1635 shares of common stock of Time Warner and 0.6454 shares of Time, Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Charter and Time Warner (or into which any of those securities may be converted or exchanged).  This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a reference company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of Liberty LLC, cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions. Subsequent to December 31, 2017, an extraordinary additional distribution was made to the holders of the 0.75% Exchangeable Senior Debentures due 2043 in the amount of $11.9399 per $1,000 original principal of the debentures, which is attributable to the cash consideration of $18.50 per share paid to former holders of common stock of Time Inc. on January 31, 2018, in connection with the acquisition of Time Inc. by Meredith Corporation. The Company expects to pay the extraordinary additional distribution on March 1, 2018, to holders of record of the 0.75% Exchangeable Senior Debentures due 2043 on February 14, 2018, the special record date for the extraordinary additional distribution.

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

December 31, 2017, 2016 and 2015

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

Liberty has sold, split-off or otherwise disposed of all of its shares of MSI, Sprint and CenturyLink common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Liberty can no longer use owned shares to redeem the debentures, Liberty has classified for financial reporting purposes the portion due 2043 of the debentures that could be redeemed for cash as a current liability. Exchangeable Senior Debentures classified as current totaled $978 million at December 31, 2017.  Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is unlikely.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of an aggregate unamortized discount of $4 million at December 31, 2017 and $5 million at December 31, 2016.  Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

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

December 31, 2017, 2016 and 2015

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

The payment and performance of the borrowers’ obligations (including zulily’s obligations) under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. In addition, the payment and performance of the borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by zulily and secured by a pledge of all of zulily’s equity interests.

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

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 3.0% at December 31, 2017. Availability under the Third Amended and Restated Credit Agreement at December 31, 2017 was $877 million, net of $10 million of standby letters of credit.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

QVC Interest Rate Swap Arrangement

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under GAAP. Accordingly, changes in the fair value of the swap are reflected in Realized and unrealized gains or losses on financial instruments, net in the accompanying consolidated statements of operations.

HSNi Bank Credit Facility

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which included a $750 million revolving credit facility and a $500 million term loan, could be increased up to $1.75 billion subject to certain conditions and was set to expire on January 27, 2020. On December 29, 2017, the Credit Agreement was amended, the outstanding balance on the term loan was repaid, and the revolving credit facility was increased to $1 billion.  The maturity of the revolving credit facility was extended to December 29, 2022.  Loans under the amended Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 1.75% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 0.75%. HSNi pays a commitment fee ranging from 0.20% to 0.30% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x  (as defined in the Credit Agreement). The interest rate on the $460 million outstanding long-term debt balance as of December 31, 2017 was 3.07%.  The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $7 million as of December 31, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of December 31, 2017, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $533 million.

HSNi Interest Rate Swap Arrangement

HSNi has an outstanding interest rate swap that effectively converts $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020 (the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of December 31, 2017, the all-in fixed rate was 2.3525%.  The interest rate swaps were previously designated and qualified as cash flow hedges; therefore, the effective portions of the changes in fair value were recorded in accumulated other comprehensive income (loss).  Going forward the Company will account for the interest rate swaps at fair value with changes recorded through unrealized gain (loss).

Other Subsidiary Debt

Other subsidiary debt at December 31, 2017 is comprised of capitalized satellite transponder lease obligations.

Debt Covenants

Liberty, QVC and other subsidiaries were in compliance with all debt covenants at December 31, 2017.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Five Year Maturities

The annual principal maturities of Liberty's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2018	$24
2019	$425
2020	$23
2021	$1,786
2022	$980

Fair Value of Debt

Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value, based on quoted prices of instruments not considered to be active markets (Level 2), of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2017	2016
Senior debentures	$866	853
QVC senior secured notes	$3,636	3,496

Due to the variable rate nature, Liberty believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2017.

(12)  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) providing bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) adding limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement period that should not extend beyond one year from the Tax Act enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The corporate rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities which resulted in the net tax benefit in the period ended December 31, 2017. The Company has determined a reasonable estimate

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

for these amounts, and based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur, and may be material, throughout the allowable measurement period.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Current:
Federal	$(61)	(40)	(188)
State and local	(23)	(12)	(26)
Foreign	(88)	(73)	(74)
	$(172)	(125)	(288)
Deferred:
Federal	$1,266	(444)	74
State and local	(130)	(33)	21
Foreign	—	4	8
	1,136	(473)	103
Income tax benefit (expense)	$964	(598)	(185)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Domestic	$1,314	1,684	674
Foreign	209	168	142
Total	$1,523	1,852	816

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Computed expected tax benefit (expense)	$(533)	(649)	(286)
State and local income taxes, net of federal income taxes	(26)	(26)	(15)
Foreign taxes, net of foreign tax credits	(32)	(9)	(5)
Dividends received deductions	10	9	51
Alternative energy tax credits and incentives	85	94	61
Change in valuation allowance affecting tax expense	(101)	(16)	6
Change in tax rate due to Tax Act	1,485	—	—
Change in state tax rate	(84)	1	(7)
Consolidation of equity investment	138	—	—
Other, net	22	(2)	10
Income tax benefit (expense)	$964	(598)	(185)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

For the year ended December 31, 2017 the significant reconciling items are net tax benefits for the effect of the change in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes, the tax-free consolidation of our equity method investment in HSNi, and tax benefits derived from Liberty’s alternative energy tax credits and incentives, partially offset by net tax expense for an increase in the Company’s valuation allowance and an increase in the Company’s state effective tax rate used to measure deferred taxes.

The Company has also evaluated the impact of the one-time mandatory repatriation provision of the Tax Act. Under that provision, earnings and profits of certain of the Company’s foreign subsidiaries not previously subjected to US tax could be subjected to US tax in 2017 at reduced rates. The Tax Act allows that earnings and profits deficits of certain subsidiaries may be used to offset the surpluses in others in computing the amount subject to the tax under the mandatory repatriation provision. The Company has performed an evaluation of its earnings and profits of its foreign subsidiaries and estimates that deficits in some of the subsidiaries offset the surpluses in others so that no amount is subject to the mandatory repatriation provision of the Tax Act.

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

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2017	2016
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$160	123
Foreign tax credit carryforwards	98	134
Accrued stock compensation	51	56
Other accrued liabilities	19	118
Other future deductible amounts	190	144
Deferred tax assets	518	575
Valuation allowance	(165)	(64)
Net deferred tax assets	353	511

Deferred tax liabilities:
Investments	903	1,057
Intangible assets	1,188	1,540
Discount on exchangeable debentures	981	1,404
Deferred gain on debt retirements	43	129
Other	41	17
Deferred tax liabilities	3,156	4,147
Net deferred tax liabilities	$2,803	3,636

The Company's valuation allowance increased $101 million in 2017.  The entire change in valuation allowance affected tax expense and is primarily the result of new provisions in the Tax Act that changed the Company’s judgment with respect to the future utilization of its foreign tax credit carryforward.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

At December 31, 2017, the Company had net operating losses (on a tax effected basis), federal business tax credits and foreign tax credit carryforwards for income tax purposes aggregating approximately $160 million, $31 million and $98 million, respectively, which will begin to expire in 2017 and beyond if not utilized to reduce domestic, state or foreign income tax liabilities in future periods.  The net operating losses are expected to be utilized prior to expiration, except for $67 million. The federal business tax credits are expected to be utilized prior to expiration.  As a result of the international provisions in the Tax Act, the Company estimates that $98 million of its foreign tax credit carryforward will expire without utilization.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Balance at beginning of year	$72	104	136
Additions based on tax positions related to the current year	10	16	14
Additions for tax positions of prior years	4	—	—
Reductions for tax positions of prior years	—	(26)	(12)
Lapse of statute and settlements	(15)	(22)	(34)
Balance at end of year	$71	72	104

As of December 31, 2017, 2016 and 2015, the Company had recorded tax reserves of $71 million, $72 million and $104 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $60 million, $50 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2018. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $3 million.

As of December 31, 2017, the Company's tax years prior to 2014 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2014 tax year. The Company's 2015, 2016 and 2017 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program.  Various states are currently examining the Company's prior years state income tax returns.  Certain QVC subsidiaries are currently under audit in Germany for 2012 through 2014.

The Company recorded $17 million of accrued interest and penalties related to uncertain tax positions as of each of December 31, 2017, 2016 and 2015.

(13)  Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors.  As of December 31, 2017,  no shares of preferred stock were issued.

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

As of December 31, 2017, Liberty reserved for issuance upon exercise of outstanding stock options approximately 32.4 million shares of Series A QVC Group common stock and approximately 1.6 million shares of Series B QVC Group common stock. As of December 31, 2017, Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.7 million shares of Series A Liberty Ventures common stock and approximately 1.1 million shares of Series B Liberty Ventures common stock.

In addition to the Series A and Series B QVC Group and Ventures common stock, there are 4 billion and 400 million shares of Series C QVC Group and Ventures common stock authorized for issuance, respectively. As of December 31, 2017,  no shares of any Series C QVC Group and Ventures common stock were issued or outstanding.

On October 1, 2015, in conjunction with the acquisition of zulily, Liberty issued 38.5 million shares of Series A QVC Group common stock.  On December 29, 2017, in conjunction with the acquisition of HSNi, Liberty issued 53.6 million shares of Series A QVC Group common stock.  See additional discussion about both acquisitions in note 5.

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

Purchases of Common Stock

During the year ended December 31, 2015, the Company repurchased 28,134,498 shares of Series A QVC Group common stock for aggregate cash consideration of $785 million.

During the year ended December 31, 2016, the Company repurchased 34,836,196 shares of Series A QVC Group common stock for aggregate cash consideration of $799 million.

During the year ended December 31, 2017, the Company repurchased 34,765,751 shares of Series A QVC Group common stock for aggregate cash consideration of $766 million.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

 (14)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee of Liberty approved a compensation arrangement, including term options discussed in note 15, for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause," he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason,” the arrangement provides for him to receive his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the CEO terminates his employment without “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law and a payment of the $11.75 million and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the CEO's death or his disability, the arrangement provides that he will be entitled only to his accrued base salary and any amounts due under applicable law, a payment of 1.5 times his base salary during that year, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

Pursuant to the CEO’s compensation arrangement, he will receive aggregate target equity awards to be allocated between Liberty and Liberty Media in the amounts of $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019.  Such target equity awards are comprised of options to purchase shares of QVCB and LVNTB, along with performance-based restricted stock units (“Performance RSUs”).  Vesting of the Performance RSUs is determined based on satisfaction of performance metrics that are set by Liberty and Liberty Media’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance RSUs if his employment is terminated for any reason before the end of the applicable year.  In addition, Liberty and Liberty Media’s compensation committees may grant additional equity awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

In connection with the HSNi acquisition in December 2017 (see note 5), outstanding awards to purchase shares of HSNi common stock (an “HSN Award”) were exchanged for awards to purchase shares of Series A QVC Group common stock (a “QVCA Award”).  The exercise prices and number of shares subject to the QVCA Award were determined based on (1) the exercise prices and number of shares subject to the HSN Award and (2) the acquisition exchange ratio.  The exchange of such awards was considered a modification under ASC 805 – Business Combinations.  A portion of the fair value of the replacement QVCA Awards was attributed to the consideration paid in the acquisition.  The remaining portion of the fair value will be recognized in the consolidated financial statements over the remaining vesting period of each individual award.

In connection with the Expedia Holdings Split-Off in November 2016, the holder of an outstanding award to purchase shares of Liberty Ventures Series A and Series B common stock (a “Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of Expedia Holdings common stock and an adjustment to the exercise price and number of shares subject to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”).  Following the Expedia Holdings Split-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and Expedia Holdings common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

In connection with the CommerceHub Spin-Off in July 2016, the holder of an outstanding award to purchase shares of Liberty Ventures Series A and Series B common stock (an “Original Liberty Ventures Award”) received an adjustment to the exercise price and number of shares subject to the Original Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”).  A holder of an Original Liberty Ventures Award who was a member of the board of directors or an officer of Liberty holding the position of Vice President or above also received an Award to purchase shares of the corresponding series of CommerceHub common stock as well as Series C CommerceHub common stock (in each case, a “CommerceHub Award”).  Following the CommerceHub Spin-Off, employees of Liberty may hold Awards in both Liberty Ventures common stock and CommerceHub common stock. The compensation expense relating to employees of Liberty is recorded at Liberty.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Liberty – Grants

The following table presents the number and weighted average grant-date fair value (“GDFV”) of options granted by Liberty during the years ended December 31, 2017, 2016 and 2015:

	For the Years ended December 31,
	2017		2016		2015
	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV

Series A QVC Group common stock, QVC employees (1)	3,115	$7.86	2,860	$7.84	2,002	$11.87
Series A QVC Group common stock, zulily employees (1)	483	$7.86	433	$7.57	264	$9.84
Series A QVC Group common stock, Liberty employees and directors (2)	518	$7.81	421	$8.02	2,459	$11.63
Series A QVC Group common stock, QVC CEO (3)	NA	NA	NA	NA	1,680	$10.40
Series B QVC Group common stock, Liberty CEO (4)	154	$7.92	730	$7.47	132	$10.10
Series A Ventures Group common stock, Liberty employees and directors (2)	188	$16.52	114	$12.25	683	$18.10
Series B Ventures Group common stock, Liberty CEO (4)	269	$15.41	209	$12.48	135	$16.94
(1)	Mainly vests semi-annually over four years.
(2)	Mainly vests between three and five years for employees and in one year for directors.
(3)	Vests 50% on each of December 31, 2019 and 2020. Grant was made in connection with a new compensation arrangement.
(4)	Grants in 2017 and 2016 cliff vested at the end of their respective grant year; grant in 2015 cliff vested in March 2016. Grants were made in connection with his employment agreement (see note 14).

In connection with the Option Exchange (see below), Liberty granted 5.9 million, 946 thousand and 1.1 million options to purchase shares of Series A QVC Group common stock, Series A Liberty Ventures common stock and Series B Liberty Ventures common stock, respectively.  Such options had an incremental weighted average GDFV of $3.49,  $8.53 and $6.94, respectively.

In addition to the stock option grants to the Liberty CEO, Liberty granted performance-based restricted stock units ("RSUs") of Series B QVC Group common stock in 2017, 2016 and 2015 of 115 thousand, 53 thousand and 182 thousand, respectively.  The RSUs had a fair value of $19.90,  $25.11 and $29.41 per share, respectively, at the time they were granted.  Liberty also granted performance-based RSUs of Series B Liberty Ventures common stock in 2016 and 2015 of 16 thousand and 13 thousand, respectively.  The RSUs had a fair value of $38.79 and $42.33 per share, respectively, at the time they were granted.  The 2017, 2016 and 2015 performance-based RSUs cliff vested in one year, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.

During the fourth quarter of 2017, the Company entered into a series of transactions with certain officers of Liberty, associated with certain outstanding stock options, in order to recognize tax deductions in the current year versus future years (the “Option Exchange”).  On December 26, 2017 (the “Grant Date”), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of (i) each unvested in-the-money option to acquire shares of LVNTA and (ii) each unvested in-the-money option to acquire shares of LVNTB, in each case, held by certain of its officers (collectively, the “Eligible Optionholders”).  Following this acceleration, also on the Grant Date, each

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Eligible Optionholder exercised, on a net settled basis, all of his outstanding in-the-money vested and unvested options to acquire QVCA shares, LVNTA shares and LVNTB shares (the “Eligible Options”), and:

•

with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option is, in the case of options to acquire shares of QVCA or LVNTA, the closing price on the Grant Date per QVCA or LVNTA share, as applicable, and, in the case of options to acquire shares of LVNTB, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the awards were granted; and

•	with respect to each unvested Eligible Option:
o

in satisfaction of the exercise, on a net settled basis, of the unvested Eligible Options, the Company granted the Eligible Optionholder a number of restricted LVNTA or LVNTB shares (the “Restricted Shares”) with a vesting schedule identical to that of the unvested Eligible Options so exercised, and the Eligible Optionholder made an election under Section 83(b) of the Internal Revenue Code with respect to such Restricted Shares; and

o

the Company granted the Eligible Optionholder a new option (the “Unvested New Option”) to acquire the same series of common stock and with substantially the same terms and conditions, including with respect to vesting and expiration, as the unvested Eligible Option exercised as set forth above, except that the number of LVNTA or LVNTB shares subject to such Unvested New Option is equal to the number of shares subject to the unvested Eligible Option minus the number of Restricted Shares received upon exercise of such unvested Eligible Option. The exercise price of such new option is, in the case of a LVNTA option, the closing price on the Grant Date per share of LVNTA, or, in the case of a LVNTB option, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the Unvested New Options were granted.

The Option Exchange was considered a modification under ASC 718 – Stock Compensation, with the following impacts on compensation expense.  The unamortized value of the unvested Eligible Options that were exercised, which was $14 million for LVNTA and LVNTB combined, will be expensed over the vesting period of the Restricted Shares attributable to the exercise of those options.  The grant of new vested options resulted in incremental compensation expense in the fourth quarter of 2017 of $30 million for QVCA, LVNTA and LVNTB combined.  The grant of Unvested New Options resulted in incremental compensation expense totaling $6 million for LVNTA and LVNTB combined, which will be amortized over the vesting periods of those options.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2017,  2016 and 2015, the range of expected terms was 2.0  to  6.7 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The following table presents the range of volatilities used by Liberty in the Black-Scholes-Merton Model for the 2017,  2016 and 2015 QVC Group and Liberty Ventures grants.

	Volatility
2017 grants
QVC Group options	26.9%	-	32.7%
Liberty Ventures options	25.9%	-	28.9%
2016 grants
QVC Group options	27.4%	-	27.4%
Liberty Ventures options	30.6%	-	30.6%
2015 grants
QVC Group options	27.4%	-	39.7%
Liberty Ventures options	30.6%	-	42.4%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group and Liberty Ventures common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	QVC Group
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	29,585	$20.80				1,489	$27.50
HSNi Acquisition	3,635	$26.22				—	$—
Granted	4,116	$23.82				154	$23.87
Exercised	(3,611)	$16.34				—	$—
Forfeited/Cancelled	(1,364)	$27.23				—	$—
Option Exchange, Exercised	(5,931)	$17.76				—	$—
Option Exchange, Granted	5,931	$25.74				—	$—
Outstanding at December 31, 2017	32,361	$23.48	4.0	years	$86	1,643	$27.16	4.8	years	$—
Exercisable at December 31, 2017	20,286	$22.66	3.2	years	$71	997	$25.40	4.3	years	$—

	Liberty Ventures
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	1,974	$22.18				987	$35.02
Granted	188	$55.42				269	$52.39
Exercised	(451)	$16.69				—	$—
Forfeited/Cancelled	(12)	$38.50				—	$—
Option Exchange, Exercised	(975)	$20.99				(1,256)	$38.74
Option Exchange, Granted	946	$55.96				1,080	$56.38
Outstanding at December 31, 2017	1,670	$47.12	2.6	years	$14	1,080	$56.38	4.7	years	$—
Exercisable at December 31, 2017	1,273	$47.45	2.0	years	$10	443	$56.38	2.0	years	$—

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

As of December 31, 2017, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $116 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2017,  2016 and 2015 was $145 million, $44 million and $115 million, respectively.  The aggregate intrinsic value of options exercised for the year ended December 31, 2017 includes approximately $104 million related to the intrinsic value of options exercised as a result of the Option Exchange.

Liberty - Restricted Stock

The Company had approximately 5.2 million and 252 thousand unvested restricted shares of QVC Group and Liberty Ventures common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2017.  These Series A and Series B unvested restricted shares of QVC Group and Liberty Ventures had a weighted average GDFV of $24.00 and $50.46 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2017,  2016 and 2015 was $23 million, $26 million and $16 million, respectively.

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

(16)    Employee Benefit Plans

Subsidiaries of Liberty sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $20 million, $25 million and $27 million, respectively, for the years ended December 31, 2017,  2016 and 2015, respectively.

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

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign	Share of
	currency	AOCI
	translation	of equity
	adjustments	affiliates	AOCI
	amounts in millions
Balance at January 1, 2015	$(75)	(19)	(94)
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(100)	(21)	(121)
Balance at December 31, 2015	(175)	(40)	(215)
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	(85)	(1)	(86)
Distribution of Liberty Expedia Holdings	—	35	35
Balance at December 31, 2016	$(260)	(6)	(266)
Other comprehensive earnings (loss) attributable to Liberty Interactive Corporation stockholders	130	3	133
Balance at December 31, 2017	$(130)	(3)	(133)

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2017:
Foreign currency translation adjustments	$155	(21)	134
Share of other comprehensive earnings (loss) of equity affiliates	5	(2)	3
Other comprehensive earnings (loss)	$160	(23)	137
Year ended December 31, 2016:
Foreign currency translation adjustments	$(97)	13	(84)
Share of other comprehensive earnings (loss) of equity affiliates	(8)	3	(5)
Other comprehensive earnings (loss) from discontinued operations	(3)	1	(2)
Other	10	(4)	6
Other comprehensive earnings (loss)	$(98)	13	(85)
Year ended December 31, 2015:
Foreign currency translation adjustments	$(118)	17	(101)
Share of other comprehensive earnings (loss) of equity affiliates	(6)	2	(4)
Other comprehensive earnings (loss) from discontinued operations	(27)	10	(17)
Other comprehensive earnings (loss)	$(151)	29	(122)

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(18)  Commitments and Contingencies

Operating Leases

Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $45 million, $46 million and $39 million for the years ended December 31, 2017,  2016 and 2015, respectively.

A summary of future minimum lease payments under noncancelable operating leases and build to suit leases as of December 31, 2017 follows (amounts in millions):

Years ending December 31:
2018	$78
2019	$70
2020	$58
2021	$51
2022	$42
Thereafter	$201

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2017.

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

QVC concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, QVC recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively. In addition, QVC paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. QVC incurred construction costs of $89 million during the year ended December 31, 2016.  No such costs were incurred for the year ended December 31, 2017.

On August 29, 2016, QVC’s California distribution center officially opened. QVC concluded that the Lease does not meet the criteria for “sale-leaseback” treatment under U.S. GAAP. Therefore, QVC treats the Lease as a financing obligation and lease payments are attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life of 20 years. Although QVC did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land has been treated for accounting purposes as an operating lease that commenced in 2015. If QVC does not exercise its right to purchase the Premises and related land, QVC will derecognize both the net book values of the asset and the financing obligation.

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

For the year ended December 31, 2017, Liberty has identified the following consolidated subsidiaries as its reportable segments:

•

QVC – consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of its televised shopping programs and via the Internet and mobile transactions through its domestic and international websites.

•

zulily – consolidated subsidiary that markets and sells unique products in the U.S. and several foreign countries through flash sales events, primarily through its desktop and mobile websites and mobile applications.

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

•

HSN – consolidated subsidiary that markets and sells a wide variety of consumer products primarily in the U.S. by means of its televised shopping programs and via the Internet and mobile transactions through its domestic websites.

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

Performance Measures

	Years ended December 31,
	2017		2016		2015
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC Group
QVC	$8,771	1,897	8,682	1,840	8,743	1,894
HSN	—	—	NA	NA	NA	NA
zulily	1,613	91	1,547	112	426	21
Corporate and other	—	(35)	—	(16)	—	(28)
Inter-segment eliminations	(3)	—	(10)	—	—	—
Total QVC Group	10,381	1,953	10,219	1,936	9,169	1,887
Ventures Group
Corporate and other	23	(27)	428	3	820	59
Total Ventures Group	23	(27)	428	3	820	59
Consolidated Liberty	$10,404	1,926	10,647	1,939	9,989	1,946

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Other Information

	December 31, 2017				December 31, 2016
		Investments	Investment			Investments	Investment
	Total	in	in Liberty	Capital	Total	in	in Liberty	Capital
	assets	affiliates	Broadband	expenditures	assets	affiliates	Broadband	expenditures
	amounts in millions
QVC Group
QVC	$11,550	40	—	152	11,545	40	—	179
HSN	2,798	—	—	—	NA	NA	NA	NA
zulily	2,323	—	—	49	2,461	—	—	27
Corporate and other	566	—	—	—	351	184	—	—
Total QVC Group	17,237	40	—	201	14,357	224	—	206
Ventures Group
Corporate and other	6,885	269	3,635	3	5,998	357	3,161	27
Total Ventures Group	6,885	269	3,635	3	5,998	357	3,161	27
Inter-group eliminations	—	—		—	—	—		—
Consolidated Liberty	$24,122	309	3,635	204	20,355	581	3,161	233

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,926	1,939	1,946
Stock-based compensation	(123)	(97)	(127)
Depreciation and amortization	(725)	(874)	(703)
Acquisition and restructuring related costs	(35)	—	—
Operating income	1,043	968	1,116
Interest expense	(355)	(363)	(360)
Share of earnings (loss) of affiliates, net	(200)	(68)	(178)
Realized and unrealized gains (losses) on financial instruments, net	618	1,175	114
Gains (losses) on transactions, net	410	9	110
Other, net	7	131	14
Earnings (loss) from continuing operations before income taxes	$1,523	1,852	816

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Revenue by Geographic Area

Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
United States	$7,684	7,979	7,412
Japan	934	900	811
Germany	899	866	850
Other foreign countries	887	902	916
	$10,404	10,647	9,989

Long-lived Assets by Geographic Area

	December 31,
	2017	2016
	amounts in millions
United States	$895	694
Japan	143	145
Germany	164	154
Other foreign countries	139	138
	$1,341	1,131

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

In addition, as discussed in note 6, in November 2016, Liberty completed the Expedia Holdings Split-Off. The unaudited quarterly information below for 2016 reflects Liberty’s interest in Expedia as a discontinued operation for all periods presented.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2017:
Revenue	$2,327	2,352	2,381	3,344
Operating income	$213	254	208	368
Earnings from continuing operations	$519	184	308	1,476
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B QVC Group common stock	$91	111	119	887
Series A and Series B Liberty Ventures common stock	$416	64	177	576
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.20	0.25	0.27	2.07
Series A and Series B Liberty Ventures common stock	$4.89	0.75	2.06	6.70
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.20	0.24	0.26	2.05
Series A and Series B Liberty Ventures common stock	$4.84	0.74	2.03	6.70
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.20	0.25	0.27	2.07
Series A and Series B Liberty Ventures common stock	$4.89	0.75	2.06	6.70
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.20	0.24	0.26	2.05
Series A and Series B Liberty Ventures common stock	$4.84	0.74	2.03	6.70

LIBERTY INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2016:
Revenue	$2,510	2,563	2,412	3,162
Operating income	$189	250	157	372
Earnings from continuing operations	$92	387	451	324
Net earnings (loss) attributable to Liberty Interactive Corporation stockholders:
Series A and Series B QVC Group common stock	$94	130	61	188
Series A and Series B Liberty Ventures common stock	$(26)	249	408	131
Basic net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.41
Series A and Series B Liberty Ventures common stock	$(0.07)	1.73	2.68	1.15
Diluted net earnings (loss) from continuing operations attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.40
Series A and Series B Liberty Ventures common stock	$(0.07)	1.72	2.64	1.15
Basic net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.41
Series A and Series B Liberty Ventures common stock	$(0.18)	1.75	2.87	1.21
Diluted net earnings (loss) attributable to Liberty Interactive Corporation stockholders per common share:
Series A and Series B QVC Group common stock	$0.19	0.27	0.13	0.40
Series A and Series B Liberty Ventures common stock	$(0.18)	1.74	2.83	1.21

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2018:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2018.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Balance sheet only Report of Independent Registered Public Accounting Firm for HSN, Inc. referenced by current year Report of Independent Registered Public Accounting Firm.

(iii)	Separate financial statements for Liberty Broadband Corporation:

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

2.2

Reorganization Agreement, dated as of October 26, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Expedia Holdings, Inc.’s Registration Statement on Form S-4 filed on November 4, 2016 (File No. 333-210377)).

2.3

Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc. and Liberty Interactive LLC (incorporated by reference to Annex A to Liberty Interactive Corporation’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

2.4

Agreement and Plan of Merger, dated as of July 5, 2017, by and among Liberty Interactive Corporation, Liberty Horizon, Inc. and HSN, Inc. (included as Annex A to the proxy statement/prospectus forming a part of Liberty Interactive Corporation’s Registration Statement on Form S-4 filed on August 31, 2017 (File No. 333-220270).

2.5

Amendment No. 1 to Agreement and Plan of Reorganization, dated as of July 19, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Annex B to Liberty Interactive Corporation’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

2.6

Amendment No. 2 to Agreement and Plan of Reorganization, dated as of November 8, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Annex C to Liberty Interactive Corporation’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

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

10 - Material Contracts:

10.1

Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)).  +

10.2

Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Liberty Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013) (File No. 001-33982) (the “Liberty 2013 10-Q”).  +

10.3

Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).  +

10.4	Amendment to the 2007 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-Q). +

10.5

Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q).  +

10.6	Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Liberty 2013 10-Q). +

10.7

Liberty Interactive Corporation 2002 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2002 Directors Plan") (incorporated by reference to Exhibit 10.8 to the Liberty 2011 10-Q).  +

10.8	Amendment to the 2002 Directors Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.1 to the Liberty 2013 10-Q). +

10.9

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”).  +

10.10

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2012 Incentive Plan”) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).  +

10.11	Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)). +

10.12

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)).  +

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K). +

10.14

Form of Non-Qualified Stock Option Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)).  +

10.15

Form of Restricted Stock Award Agreement under the 2000 Incentive Plan, the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)).  +

10.16	Form of Non-Qualified Stock Option Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.19 to the Liberty 2011 10-K). +

10.17	Form of Restricted Stock Award Agreement under the 2002 Directors Plan and the 2011 Directors Plan (incorporated by reference to 10.20 to the Liberty 2011 10-K). +

10.18	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to 10.22 to the Liberty 2011 10-K). +

10.19

Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)).  +

10.20	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q). +

10.21	Employment Agreement between Michael George and QVC, effective December 16, 2015 (incorporated by reference to Exhibit 10.23 to the Liberty 2015 10-K). +

10.22

Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 (File No. 001-33982)).  +

10.23

Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)).  +

10.24

Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-33982)).  +

10.25

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.27 to the Liberty 2015 10-K).  +

10.26	Agreement Regarding LINTA Equity Awards dated September 23, 2011, between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.25 to the Liberty 2011 10-K). +

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

10.33

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.34	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the CommerceHub 8-K).

10.35

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

10.36

Indenture dated as of March 23, 2010 among QVC, the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the QVC S-4).

10.37	Indenture dated as of July 2, 2012 among QVC, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the QVC S-4).

10.38

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC's Quarterly Report on Form 10-Q filed on May 9, 2013 (File No. 333-184501)).

10.39

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.40

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.41

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

10.42

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

10.43

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

10.44

Amended and Restated Assignment and Assumption Agreement, dated May 29, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the LBC 8-K).

10.45

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.46	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.47	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.48	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K). +

10.49	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K). +

10.50

Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “LIC 2017 10-Q”)).  +

10.51	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the LIC 2017 10-Q). +

10.52

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.3 to the LIC 2017 10-Q).  +

10.53	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the LIC 2017 10-Q). +

10.54	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the LIC 2017 10-Q). +

10.55

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 01-34061) as filed on February 20, 2014).  +

10.56	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A (File No. 01-34061) as filed on April 10, 2017). +

10.57	Form of Election Form with respect to December 2017 Option Exchange Proposal for participants.* +

10.58

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., John C. Malone and Leslie Malone (incorporated by reference to Annex F to Liberty Interactive Corporation’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).  +

10.59

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., John W. Stanton and Theresa E. Gillespie (incorporated by reference to Annex G to Liberty Interactive Corporation’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

10.60

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., Ronald A. Duncan and Dani Bowman (incorporated by reference to Annex H to Liberty Interactive Corporation’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

10.61

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on February 28, 2018 (File No. 001-35707)).

21	Subsidiaries of Liberty Interactive Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

23.3	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*

99.2	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*  Filed herewith.

** Furnished herewith.

+   This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of HSN, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of HSN, Inc. and subsidiaries (a wholly owned subsidiary of Liberty Interactive Corporation) (the Company) as of December 31, 2017, and the related notes (collectively referred to as the “financial statement”) (not presented separately herein). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company at December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Tampa, Florida

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 9, 2018

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$81,257	205,728
Derivative instruments	—	49,019
Other current assets	2,797	3,672
Total current assets	84,054	258,419
Investment in Charter, accounted for using the equity method (note 5)	11,835,613	9,315,253
Other tangible and intangible assets, net	12,073	15,803
Other assets	49	1,485
Total assets	$11,931,789	9,590,960
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,381	7,931
Current portion of debt (note 6)	—	400,000
Deferred revenue and other current liabilities	5,168	4,185
Total current liabilities	10,549	412,116
Debt (note 6)	497,370	198,512
Deferred income tax liabilities (note 7)	932,593	504,644
Other liabilities	4,376	2,596
Total liabilities	1,444,888	1,117,868
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,301,755 and 26,251,533 at December 31, 2017 and 2016, respectively	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,455,179 and 2,467,509 at December 31, 2017 and 2016, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,563,229 and 153,019,547 at December 31, 2017 and 2016, respectively	1,526	1,530
Additional paid-in capital	7,907,900	7,945,883
Accumulated other comprehensive earnings, net of taxes	8,424	7,656
Retained earnings (accumulated deficit)	2,568,764	517,736
Total equity	10,486,901	8,473,092
Commitments and contingencies (note 11)
Total liabilities and equity	$11,931,789	9,590,960

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	amounts in thousands,
	except per share amounts
Revenue:
Software sales	$12,320	28,597	10,364
Service	772	1,858	76,139
Other	—	131	4,679
Total revenue	13,092	30,586	91,182
Operating costs and expenses
Operating, including stock-based compensation (note 9)	2,582	2,798	6,096
Selling, general and administrative, including stock-based compensation (note 9)	24,065	34,703	42,792
Research and development, including stock-based compensation (note 9)	8,153	10,240	17,032
Gain on legal settlement	—	—	(60,450)
Impairment of intangible assets	—	—	20,669
Depreciation and amortization	3,770	4,005	6,088
	38,570	51,746	32,227
Operating income (loss)	(25,478)	(21,160)	58,955
Other income (expense):
Interest expense	(19,570)	(14,956)	(7,424)
Dividend and interest income	1,449	5,020	3,797
Share of earnings (losses) of affiliate (note 5)	2,508,991	641,544	(120,962)
Gain (loss) on dilution of investment in affiliate (note 5)	(17,872)	770,766	(7,198)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	3,098	94,122	2,619
Other, net	(18)	336	158
Earnings (loss) from continuing operations before income taxes	2,450,600	1,475,672	(70,055)
Income tax benefit (expense)	(416,933)	(558,369)	19,868
Net earnings (loss) attributable to Liberty Broadband shareholders	$2,033,667	917,303	(50,187)
Basic earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$11.19	6.03	(0.49)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$11.10	6.00	(0.49)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	amounts in thousands
Net earnings (loss)	$2,033,667	917,303	(50,187)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	(221)	(287)
Share of other comprehensive earnings (loss) of equity affiliate	768	811	1,274
Other	—	(1,839)	—
Other comprehensive earnings (loss), net of taxes	768	(1,249)	987
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$2,034,435	916,054	(49,200)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$2,033,667	917,303	(50,187)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,770	4,005	6,088
Stock-based compensation	5,292	5,713	6,380
Impairment of intangible assets	—	—	20,669
Cash payments for stock-based compensation	(525)	(591)	(1,268)
Share of (earnings) losses of affiliate, net	(2,508,991)	(641,544)	120,962
(Gain) loss on dilution of investment in affiliate	17,872	(770,766)	7,198
Realized and unrealized (gains) losses on financial instruments, net	(3,098)	(94,122)	(2,619)
Deferred income tax expense (benefit)	416,838	560,778	(24,964)
Other, net	2,030	1,033	(1,440)
Changes in operating assets and liabilities:
Current and other assets	2,310	9,161	(1,238)
Payables and other liabilities	804	(2,868)	(44,292)
Net cash provided by operating activities	(30,031)	(11,898)	35,289
Cash flows from investing activities:
Capital expended for property and equipment	(70)	(267)	(731)
Investments in equity investees	—	(5,000,000)	—
Purchases of short term investments and other marketable securities	—	(155,444)	(18,032)
Sales of short term investments and other marketable securities	—	164,458	18,019
Other investing activities, net	14	453	(1,735)
Net cash used in investing activities	(56)	(4,990,800)	(2,479)
Cash flows from financing activities:
Cash received from rights offering	—	—	697,309
Borrowings of debt	500,000	200,000	67,995
Repayments of debt	(600,000)	—	(40,000)
Cash received from issuance of Series C Liberty Broadband common stock	—	4,400,000	—
Proceeds (payments) from issuances of financial instruments	(149,368)	(47,888)	30,158
Proceeds (payments) from settlements of financial instruments	155,683	—	(182,192)
Other financing activities, net	(699)	1,235	4,190
Net cash provided by (used in) financing activities	(94,384)	4,553,347	577,460
Net increase (decrease) in cash	(124,471)	(449,351)	610,270
Cash and cash equivalents, beginning of year	205,728	655,079	44,809
Cash and cash equivalents, end of year	$81,257	205,728	655,079

Supplemental disclosure to the consolidated statements of cash flows:

	Years ended December 31,
	2017	2016	2015
	amounts in thousands
Cash paid for interest	$17,496	13,783	7,251
Cash paid (received) for taxes	$(1,787)	(9,410)	5,485

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statement of Equity

Years ended December 31, 2017, 2016 and 2015

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated	Total
	Stock	Series A	Series B	Series C	capital	earnings	deficit)	equity
	amounts in thousands
Balance at January 1, 2015	$—	261	25	572	2,835,373	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	(50,187)	(50,187)
Other comprehensive earnings (loss)	—	—	—	—	—	987	—	987
Stock-based compensation	—	—	—	—	5,200	—	—	5,200
Issuance of common stock upon exercise of stock options	—	1	—	1	138	—	—	140
Excess tax benefits from stock-based compensation	—	—	—	—	1,217	—	—	1,217
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	697,309
Other	—	—	—	—	(1,216)	—	—	(1,216)
Balance at December 31, 2015	—	262	25	746	3,537,848	8,905	(399,567)	3,148,219
Net earnings (loss)	—	—	—	—	—	—	917,303	917,303
Other comprehensive earnings (loss)	—	—	—	—	—	(1,249)	—	(1,249)
Stock-based compensation	—	—	—	—	5,362	—	—	5,362
Issuance of common stock upon exercise of stock options	—	—	—	1	3,529	—	—	3,530
Issuance of common stock	—	—	—	783	4,399,217	—	—	4,400,000
Other	—	—	—	—	(73)	—	—	(73)
Balance at December 31, 2016	—	262	25	1,530	7,945,883	7,656	517,736	8,473,092
Net earnings (loss)	—	—	—	—	—	—	2,033,667	2,033,667
Other comprehensive earnings (loss)	—	—	—	—	—	768	—	768
Stock-based compensation	—	—	—	—	5,358	—	—	5,358
Issuance of common stock upon exercise of stock options	—	—	—	1	2,456	—	—	2,457
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	17,361	17,361
Non-cash settlement of financial instrument	—	—	—	(5)	(45,797)	—	—	(45,802)
Balance at December 31, 2017	$—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901

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

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, Liberty Broadband stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock. See note 8 for additional information related to the rights offering.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $3.2 million and $3.4 million were reimbursed to Liberty for the years ended December 31, 2017 and 2016, respectively.

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC (“Charter”), a former subsidiary of Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse

Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the Company), Liberty Interactive Corporation (“Liberty Interactive,” for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 5 for additional detail regarding these transactions and corresponding agreements.

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

(2) Description of Business

Skyhook Holding, Inc. (formerly known as TruePosition) was originally incorporated on November 24, 1992 to provide technology for locating wireless phones and other mobile devices. TruePosition offered a passive network-based location system based on its patented U-TDOA technology (“U-TDOA Service”) to provide E-9-1-1 services domestically and to enhance services in support of commercial applications and national security law enforcement worldwide. In February 2014, TruePosition acquired 100% of the outstanding common shares of Skyhook Wireless, Inc., for approximately $57.5 million in cash. Skyhook Wireless, Inc. was an alternative location services provider that offered a positioning system that used device-based measurements, as opposed to TruePosition’s network-based technology.

In 2015, as a result of the loss of one of its major customers – a wireless carrier that accounted for 80% - 90% of TruePosition’s revenue – as well as changes in the regulatory environment, TruePosition ceased making further investment in its U-TDOA Service. Thereafter, in May 2016, TruePosition and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of Skyhook’s device-based location technology, and TruePosition subsequently changed its name to Skyhook Holding, Inc.  Skyhook Holding, Inc. and Skyhook Wireless, Inc. are referred to collectively herein as “Skyhook.”

Today, Skyhook markets and sells two primary products: (1) a location determination service called the Precision Location Solution; and (2) a location intelligence and data insights service called Geospatial Insights.

Skyhook’s Precision Location Solution works by collecting nearby radio signals (such as information from Wi-Fi access points, cell towers, IP addresses and other radio beacons) that are observed by a mobile device. Skyhook’s Geospatial Insights product uses anonymized location data to analyze foot traffic patterns and better understand the real-world behavior of consumers. Skyhook’s revenue is derived from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution) and the licensing of Geospatial Insights data. In addition, Skyhook earns revenue through entering into licensing agreements with companies to utilize its underlying intellectual property (including patents).

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 27.2 million residential and business customers at December 31, 2017. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology (“IT”) solutions to large enterprise customers. Charter also owns and operates regional sports networks and local sports, news and community channels and sells security and home management services in the residential marketplace. Charter’s core strategy is to deliver high quality products at highly competitive prices, combined with outstanding service.

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

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. None of the Company’s derivatives are currently designated as hedges, as a result, changes in the fair value of the derivative are recognized in earnings.

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

Investment in Equity Method Affiliate

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

As Liberty Broadband does not control the decision making process or business management practices of our affiliate accounted for using the equity method, Liberty Broadband relies on management of its affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliate’s independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband’s consolidated financial statements.  See note 5 for additional discussion regarding our investment in Charter and the Transactions that occurred during the second quarter of 2016.

Other tangible and intangible assets

Other tangible and intangible assets consist of long-lived assets, goodwill and other intangible assets. Intangible assets with definite useful lives and long-lived assets, including property and equipment, are carried at cost and are amortized on a straight-line basis over their estimated useful lives of three to five and a half years. The Company reviews the carrying value of long-lived assets and intangible assets with definite useful lives for impairment upon triggering events. Goodwill is reviewed annually on a qualitative basis.

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment.  Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment.  Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017 with no impact to our financial position.

There was no indication of impairment of long-lived assets during the years end December 31, 2017, 2016 or 2015, and no goodwill impairment loss recorded during the years ended December 31, 2017 and 2016. In 2015, the impairment test resulted in a $20.7 million impairment loss related to Skyhook’s goodwill on its legacy U-TDOA Service.

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

Revenue Recognition

Skyhook earns revenue from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution) and the licensing of Geospatial Insights data. In addition, Skyhook earns revenue from licensing its intellectual property to other enterprises. Prior to 2016, Skyhook also earned significant revenue from the sale of hardware and the licensing of associated software required to operate a passive network overlay system for generating location records for wireless devices using U-TDOA technology, and from professional and support services related thereto. These services were primarily sold to wireless carriers to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted this guidance under the modified retrospective transition method as of January 1, 2018. Skyhook has also adopted this guidance under the modified retrospective transition method as of January 1, 2018 and the adoption did not have a material impact on its financial position or results of operations. Additionally, Charter, which is accounted for as an equity method investment, has adopted the new guidance as of January 1, 2018 using the modified retrospective transition method and the adoption did not have a material impact on its financial position or results of operations.

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

Stock-Based Compensation

As more fully described in note 9, Liberty Broadband has granted to its directors, employees and employees of certain of its subsidiaries options, restricted stock and stock appreciation rights (“SARs”) to purchase shares of Liberty Broadband common stock (collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty Broadband measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards of Liberty were assumed by Liberty Broadband at the time of the Broadband Spin-Off.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Based on the Company’s analysis, no cumulative effect adjustment to retained earnings was necessary for tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in the reclassification of $1.2 million of excess tax benefits for the year ended December 31, 2015, from cash flows from financing activities to cash flows from operating activities. There were no excess tax benefits reclassified for the year ended December 31, 2016.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. Skyhook had one significant legacy U-TDOA Service customer whose contract expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook’s business which is expected to continue unless Skyhook is able to generate significant new business to replace the financial impact of this customer. For the year ended December 31, 2015, this customer accounted for 85% of Skyhook’s total revenue. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 57% of total revenue for the years ended December 31, 2017 and 2016.

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

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss), cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, net of tax and the Company’s share of the comprehensive earnings (loss) of our equity method affiliate.

Earnings per Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, following the completion of the Broadband Spin-Off, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 8).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted EPS for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. In addition, the Company issued 78,250,042 shares of Series C common stock in connection with the Time Warner Cable Merger on May 18, 2016 (see further discussion in note 8). Basic EPS subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”), adjusted for the rights factor, from the date of the completion of the Broadband Spin-Off through January 9, 2015, the date on which the rights offering was fully subscribed. Basic EPS subsequent to January 9, 2015 was computed using WASO. Diluted EPS subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through January 9, 2015, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period. Subsequent to January 9, 2015, basic EPS was computed using the WASO during the period, and diluted EPS was computed using the WASO adjusted for potentially dilutive equity awards outstanding during the period.

	Years ended December 31,
	2017	2016	2015
	number of shares in thousands
Basic WASO	181,772	152,103	102,504
Potentially dilutive shares	1,374	749	494
Diluted WASO	183,146	152,852	102,998

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2017, 2016 and 2015 are approximately zero, 17 thousand, and 3 thousand, respectively.

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the application of the equity method of accounting for its affiliates and accounting for income taxes to be its most significant estimates.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in thousands
Cash equivalents	$76,304	76,304	—	198,011	198,011	—
Derivative instruments (1)	$—	—	—	49,019	—	49,019

(1)As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017. The Company prepaid a premium of $47.9 million in December 2016. Liberty Broadband exercised its option to settle the contract in cash in March 2017 for cash proceeds of $50.0 million. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions. The Company entered into another zero-strike call option on 527,156 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.7 million in October 2017. Upon expiration of the contract in December 2017, the Company elected to physically settle 527,156 shares of Liberty Broadband Series C common stock at a price of $90.54 per share.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Series C Liberty Broadband common stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	21.1%	-	21.5%
Interest rate	1.0%	-	1.0%
Dividend yield	0%	-	0%

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2017	2016	2015
	(amounts in thousands)
Time Warner Cable investment and financial instruments (1)(2)(3)	$—	92,990	2,619
Derivative instruments (4)	3,098	1,132	—
	$3,098	94,122	2,619

(1)As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which the Company cash settled during June 2015 for $48.3 million. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which the Company cash settled during April 2015 for $36.7 million.

(2)On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company with a put option strike price of $136.80 per share and a call option strike price of $161.62 per share. The collar was originally scheduled to expire during March 2017. The Company unwound the agreement during July 2015 for $67.1 million cash paid to the counterparty. In connection with this collar agreement, the Company also entered into a revolving loan agreement with an availability of $234 million, which was terminated upon unwinding of the collar agreement during July 2015 (note 6).

(3)As discussed in note 5, Time Warner Cable merged with Charter on May 18, 2016. Therefore the Company no longer has an investment in Time Warner Cable as of May 18, 2016, and the unrealized gain (loss) related to our investment in Time Warner Cable is recorded through this date. In connection with the merger, the Company exchanged, in a tax-free transaction, its shares of Time Warner Cable for shares of Charter Class A common stock.

(4)As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017.  The Company had an unrealized gain on the option during 2016 primarily due to an increase in the market price of Liberty Broadband Series C common stock during that period. In April 2017, the Company entered into another zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. The Company prepaid a premium of $50.0 million in April 2017. Upon expiration in June 2017, the call option was rolled into a new zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. Liberty Broadband exercised its option to settle the contract in cash in August 2017 for cash proceeds of $53.8 million. The Company realized gains on the options outstanding and settled during the current year primarily due to an increase in the market price of Liberty Broadband Series C common stock during that period.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2017, the carrying value of Liberty Broadband’s ownership in Charter was approximately $11,836 million. The market value of Liberty Broadband’s ownership in Charter as of December 31, 2017 was approximately $18,166 million, which represented an approximate economic ownership of 22.7% of the outstanding equity of Charter as of that date.

Pursuant to Proxy Agreements with Liberty Interactive and A/N, Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by Liberty Interactive and A/N following the closing of the Time Warner Cable Merger, for a five year term subject to extension upon the mutual agreement of both parties, subject to certain limitations.

As a result of the A/N Proxy and the Liberty Interactive Proxy Agreement, Liberty Broadband controls 25.01% of the aggregate voting power of Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is Charter’s largest stockholder.

Additionally, so long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Class B Common Stock into Charter shares) or Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of New Charter held by A/N, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer. The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash. Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the A/N Proxy.

During the years ended December 31, 2017, 2016 and 2015, there was a dilution loss of $18 million, a dilution gain of $771 million, and a dilution loss of $7 million, respectively, in the Company’s investment in Charter. The gain during 2016 is primarily due to the Time Warner Cable Merger. Even after considering the exchange of Time Warner Cable shares held by Liberty Broadband to shares of Charter, Liberty Broadband’s interest in Charter was diluted as a result of the conversion of outstanding Time Warner Cable shares held by third parties into shares of Charter. However, Liberty Broadband recognized a gain during the period as Liberty Broadband’s investment basis in Charter was at a price per share below the new equity issued in the Time Warner Cable Merger. This gain was partially offset by losses due to the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s investment basis per share during the year. The dilution losses during the other periods presented are attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded $768 thousand, $811 thousand and $1.3 million, respectively, of its share of Charter’s other comprehensive earnings, net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive income. The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was $1.2 million, $1.3 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The excess basis has increased to $2,975 million as of December 31, 2017. Such amount has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

Property and equipment	$361
Customer relationships	689
Franchise fees	1,670
Trademarks	29
Goodwill	986
Debt	(98)
Deferred income tax liability	(662)
$2,975

Upon acquisition, the Company ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The increase in excess basis for the year ended December 31, 2017, was primarily related to the impact of income tax rate changes on the deferred tax liability recorded within the memo accounts for Charter, as well as Charter’s share buyback program. Included in our share of earnings from Charter of $2,509 million and $642 million and losses of $121 million for the years ended December 31, 2017, 2016 and 2015, respectively, are $277 million, $42 million and $52 million, respectively, of losses, net of taxes, due to the amortization of the excess basis of our investment in Charter related to debt and intangible assets with identifiable useful lives. The excess basis amortization during the year ended December 31, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

Charter Communications, Inc.

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
	amounts in millions
Current assets	$2,555	3,300
Property and equipment, net	33,888	32,963
Goodwill	29,554	29,509
Intangible assets	79,270	81,924
Other assets	1,356	1,371
Total assets	$146,623	149,067
Current liabilities	$11,090	9,572
Deferred income taxes	17,314	26,665
Long-term debt	68,186	59,719
Other liabilities	2,502	2,745
Equity	47,531	50,366
Total liabilities and equity	$146,623	149,067

Consolidated Statements of Operations

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Revenue	$41,581	29,003	9,754
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	26,541	18,655	6,426
Depreciation and amortization	10,588	6,907	2,125
Other operating expenses, net	346	985	89
	37,475	26,547	8,640
Operating income	4,106	2,456	1,114
Interest expense	(3,090)	(2,499)	(1,306)
Loss on extinguishment of debt	(40)	(111)	(128)
Other income (expense), net	52	974	(11)
Income tax (expense) benefit	9,087	2,925	60
Net earnings (loss)	10,115	3,745	(271)
Less: Net income attributable to noncontrolling interests	(220)	(223)	—
Net Income (loss) attributable to Charter shareholders	$9,895	3,522	(271)

(6) Debt

Outstanding debt at December 31, 2017 and December 31, 2016 is summarized as follows:

	December 31, 2017	December 31, 2016
	amounts in thousands
2017 Margin Loans	$500,000	—
2014 Margin Loans	—	400,000
2016 Margin Loans	—	200,000
Total	$500,000	600,000

2014 Margin Loans

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company ("BroadbandSPV") entered into two margin loan agreements (the "2014 Margin Loan Agreements") with each of the lenders party thereto. The 2014 Margin Loan Agreements permitted BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the "2014 Margin Loans"), of which BroadbandSPV borrowed $320 million on October 31, 2014 and had $80 million available to be drawn immediately following the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the Legacy Charter warrants. During October 2015, Liberty Broadband borrowed an additional $28 million pursuant to the 2014 Margin Loan Agreements. The maximum borrowing capacity of $400 million under the 2014 Margin Loan Agreements was outstanding at December 31, 2016. The maturity date of the 2014 Margin Loans was October 30, 2017. Borrowings under the 2014 Margin Loan Agreements bore interest at the three-month LIBOR rate plus 1.55% and had an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Interest was payable quarterly in arrears beginning on December 31, 2014. On August 31, 2017, the outstanding borrowings of $400 million were repaid, as discussed below.

2016 Margin Loans

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) with each of the lenders thereto. The 2016 Margin Loan Agreements permitted Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 had borrowed $200 million as of December 31, 2016 and had $100 million available to be drawn until September 21, 2017. The maturity date of the 2016 Margin Loans was March 21, 2018. Borrowings under the 2016 Margin Loans bore interest at the applicable LIBOR rate plus 2.10% per annum and have an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Interest was payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in Charter during May 2016 (note 5). On August 31, 2017, the outstanding borrowings of $200 million were repaid, as discussed below.

2017 Margin Loan Facility

On August 31, 2017, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into a multi-draw margin loan credit facility (the “2017 Margin Loan Facility” and, the credit agreement governing such facility, the “2017 Margin Loan Agreement”) with Bank of America, N.A and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $500 million as of December 31, 2017 and had $500 million available to be drawn until August 31, 2018. The maturity date of the loans under the 2017 Margin Loan Agreement is August 30, 2019 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Accordingly, the debt is classified as noncurrent as of December 31, 2017. Borrowings under the 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, unless it is unlawful for the applicable lender to fund or maintain loans based on LIBOR or there are material restrictions on the applicable lender to do so, in which case borrowings under the 2017 Margin Loan Agreement will either (a) bear interest at 0.5% plus the higher of (i) the federal funds rate plus ½ of 1%, (ii) the prime rate and (iii) LIBOR plus 1% for each day during such period or (b) be prepaid. Borrowings outstanding under this margin loan bore interest at a rate of 3.19% per annum at December 31, 2017. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the 2017 Margin Loan Facility to repay the Margin Loan Agreements. Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

The 2017 Margin Loan Agreement contains various affirmative and negative covenants that restrict the activities of SPV (and, in some cases, the Company and its subsidiaries with respect to shares of Charter owned by the Company and its subsidiaries). The 2017 Margin Loan Agreement does not include any financial covenants.  The 2017 Margin Loan Agreement also contains restrictions related to additional indebtedness and events of default customary for margin loans of this type.

SPV’s obligations under the 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the 2017 Margin Loan Agreement. The 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of December 31, 2017, 6.8 million shares of Charter with a value of $2.3 billion were pledged as collateral pursuant to the 2017 Margin Loan Agreement.

(7) Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (6) limitations on the deductibility of certain executive compensation. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement period that should not extend beyond one year from the Tax Act enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The corporate tax rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities, which resulted in the net tax benefit in the period ending December 31, 2017. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. Based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur throughout the allowable measurement period.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2017	2016	2015
	amounts in thousands
Current:
Federal	$(11)	1,556	(4,234)
State and local	(84)	853	(862)
	(95)	2,409	(5,096)
Deferred:
Federal	(301,837)	(493,890)	23,512
State and local	(115,001)	(66,888)	1,452
	(416,838)	(560,778)	24,964
Income tax benefit (expense)	$(416,933)	(558,369)	19,868

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2017	2016	2014
	amounts in thousands
Computed expected tax benefit (expense)	$(857,710)	(516,485)	24,519
State and local taxes, net of federal income taxes	(74,805)	(42,995)	1,786
Foreign taxes, net of foreign tax credit	—	(1,180)	(59)
Change in valuation allowance	(1,208)	683	612
Dividends received deduction	—	931	752
Change in tax rate - other	—	45	(179)
Change in tax rate - U.S. tax reform	515,773	—	—
Impairment of intangible assets not deductible for tax purposes	—	—	(7,234)
Derivative instrument	1,084	396	—
Other	(67)	236	(329)
Income tax (expense) benefit	$(416,933)	(558,369)	19,868

For the year ended December 31, 2017 the significant reconciling items, as noted in the table above, are the result of the effect of the change in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes and the effect of state income taxes. In connection with the initial analysis of the impact of the Tax Act, the Company has recorded a discrete net tax benefit of $516 million in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction.

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

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2017	2016
	amounts in thousands
Deferred tax assets:
Net operating loss and tax credit carryforwards	$49,555	23,017
Accrued stock-based compensation	4,275	4,812
Deferred revenue	1,805	1,721
Other	64	2,073
Total deferred tax assets	55,699	31,623
Less: valuation allowance	(8,153)	(6,945)
Net deferred tax assets	47,546	24,678
Deferred tax liabilities:
Investments	(979,522)	(527,151)
Intangible assets	(617)	(2,170)
Other	—	(1)
Total deferred tax liabilities	(980,139)	(529,322)
Net deferred tax asset (liability)	$(932,593)	(504,644)

The Company’s valuation allowance increased $1.2 million in 2017, which affected tax expense during the year ended December 31, 2017.

At December 31, 2017, the Company had a deferred tax liability on investments of $979.5 million due to its share of earnings in its equity investment in Charter, which were partially offset by the application of the rate change of the Tax Act and, in the prior year, the result of the Transactions, as discussed in note 5.

At December 31, 2017, Liberty Broadband had federal and state net operating losses (on a tax effected basis) and tax credit carryforwards for income tax purposes aggregating approximately $49.6 million. These losses and credit carryforwards are expected to be utilized prior to expiration, except for $8.2 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance.  The carryforwards that are expected to be utilized will begin to expire in 2021.

As of December 31, 2017, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2017, the IRS has completed its examination of Liberty Broadband’s 2015 and 2016 tax years. Liberty Broadband’s 2017 tax year is being examined as part of the IRS’s Compliance Assurance Process “CAP” program. Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes.

(8) Stockholders' Equity

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

As discussed in note 4, the Company had an outstanding zero-strike call option on 704,908 Series C Shares at December 31, 2016, which expired in March 2017.  The Company prepaid a premium of $47.9 million in December 2016.  Liberty Broadband exercised its option to settle the contract in cash in March 2017 for cash proceeds of $50.0 million. The Company entered into another zero-strike call option on 527,156 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.7 million in October 2017. Upon expiration of the contract in December 2017, the Company physically settled the contract by purchasing 527,156 shares of Liberty Broadband Series C common stock at a price of $90.54 per share. As of December 31, 2017, the Company had no zero-strike call options outstanding. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions. Accordingly, changes in the fair value of the asset are included in realized and unrealized gains (losses) on financial instruments in the accompanying statement of operations.

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.  As of December 31, 2017, no shares of preferred stock were issued.

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

As of December 31, 2017, there were 404 thousand shares of Series A and 2.4 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

(9) Stock-Based Compensation

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands).

	December 31,
	2017	2016	2015
Operating expense	$(2)	—	7
Selling, general and administrative	5,114	5,555	5,978
Research and development	180	158	395
	$5,292	5,713	6,380

Liberty Broadband - Incentive Plans

Pursuant to the Liberty Broadband 2014 Omnibus Incentive Plan, as amended, the Company may grant Awards to be made in respect of a maximum of 8.4 million shares of Liberty Broadband common stock.  Awards generally vest over 1-5 years and have a term of 7-10 years.  Liberty Broadband issues new shares upon exercise of equity awards.

Liberty Broadband – Grants of Stock Options

During the years ended December 31, 2017, 2016 and 2015, Liberty Broadband granted 16 thousand, 17 thousand and 21 thousand options, respectively, to purchase shares of Series C common stock to its non-employee directors with a weighted average grant-date fair value (“GDFV”) of $22.68, $18.64 and $13.51 per share, respectively, which mainly cliff vest over a one year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2017, 2016 and 2015, the range of expected terms was 4.6 to 5.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock and the implied volatility of publicly traded Liberty Broadband options. For grants made in 2017, 2016 and 2015, the range of volatilities was 24.4% to 28.2%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	454	$32.47
Granted	—	$—
Exercised	(50)	$26.85
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2017	404	$33.16	2.0	$21
Exercisable at December 31, 2017	402	$33.08	2.0	$21

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	2,467	$42.45
Granted	16	$85.34
Exercised	(95)	$27.08
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2017	2,388	$43.35	5.2	$100
Exercisable at December 31, 2017	866	$34.34	2.1	$44

The Company had no outstanding Series B options during 2017.

As of December 31, 2017, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $10.0 million.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of December 31, 2017, Liberty Broadband reserved 2.8 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2017, 2016 and 2015 was $8.1 million, $14.4 million and $11.2 million, respectively.

Liberty Broadband – Restricted Shares

The aggregate fair value of all Series A and Series C restricted shares of Liberty Broadband common stock that vested during the years ended December 31, 2017, 2016 and 2015 was $116 thousand, $674 thousand and $5.8 million, respectively.

As of December 31, 2017, the Company had approximately 24,000 unvested restricted shares of Series A and Series C Liberty Broadband common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $13.43 per share.

Skyhook equity incentive plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of PARs and PSUs to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of December 31, 2017 and 2016, $1.2 million and $1.7 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

(10) Employee Benefit Plans

Prior to January 1, 2015, Skyhook participated in Liberty’s defined-contribution plan (the “Liberty 401(k) Plan”).

Employees of Skyhook participate in a separate defined-contribution plan administered by Skyhook (the “Skyhook 401(k) Plan”). The Skyhook 401(k) Plan provides for employees to make contributions by salary reductions for investment in several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code.

Pursuant to the existing Skyhook 401(k) Plan, Skyhook employees are eligible for 100% matching contributions for each dollar contributed up to 10%, subject to certain limitations. For the years ended December 31, 2017, 2016 and 2015, Skyhook contributed approximately $1.0 million, $0.8 million and $1.1 million respectively.

(11) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2021. The aggregate minimum annual lease payments under the noncancelable operating leases as of December 31, 2017 are as follows (amounts in thousands):

2018	$445
2019	497
2020	548
2021	11
$1,501

Skyhook’s two principal facilities are under lease through December 2019 and January 2021, respectively. Total rental expense for the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $2.4 million and $3.7 million, respectively.

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

(12) Segment Information

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

For the year ended December 31, 2017, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•

Skyhook— a wholly owned subsidiary of the Company that provides the Precision Location Solution (a location determination service) and Geospatial Insights product (a location intelligence and data insights service).

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

Performance Measures

	Years ended December 31,
	2017		2016		2015
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
Skyhook	$13,092	(9,496)	30,586	(2,681)	91,182	43,600
Charter	41,581,000	14,955,000	29,003,000	9,607,000	9,754,000	3,317,000
Corporate and other	—	(6,920)	—	(8,761)	—	(11,958)
	41,594,092	14,938,584	29,033,586	9,595,558	9,845,182	3,348,642
Eliminate equity method affiliate	(41,581,000)	(14,955,000)	(29,003,000)	(9,607,000)	(9,754,000)	(3,317,000)
Consolidated Liberty Broadband	$13,092	(16,416)	30,586	(11,442)	91,182	31,642

Other Information

	December 31, 2017			December 31, 2016
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
Skyhook	$24,481	—	70	30,463	—	267
Charter	146,623,000	—	8,681,000	149,067,000	—	5,325,000
Corporate and other	11,907,308	11,835,613	—	9,560,497	9,315,253	—
	158,554,789	11,835,613	8,681,070	158,657,960	9,315,253	5,325,267
Eliminate equity method affiliate	(146,623,000)	—	(8,681,000)	(149,067,000)	—	(5,325,000)
Consolidated Liberty Broadband	$11,931,789	11,835,613	70	9,590,960	9,315,253	267

Revenue by Geographic Area

	Years ended December 31,
	2017	2016	2015
	amounts in thousands
United States	$10,315	27,806	87,739
Other countries	2,777	2,780	3,443
	$13,092	30,586	91,182

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2017	2016	2015
	amounts in thousands
Consolidated segment Adjusted OIBDA	$(16,416)	(11,442)	31,642
Stock-based compensation	(5,292)	(5,713)	(6,380)
Depreciation and amortization	(3,770)	(4,005)	(6,088)
Gain on legal settlement	—	—	60,450
Impairment of intangible assets	—	—	(20,669)
Operating income (loss)	(25,478)	(21,160)	58,955
Interest expense	(19,570)	(14,956)	(7,424)
Dividend and interest income	1,449	5,020	3,797
Share of earnings (loss) of affiliates, net	2,508,991	641,544	(120,962)
Realized and unrealized gains (losses) on financial instruments, net	3,098	94,122	2,619
Gain (loss) on dilution of investment in affiliate	(17,872)	770,766	(7,198)
Other, net	(18)	336	158
Earnings (loss) from continuing operations before income taxes	$2,450,600	1,475,672	(70,055)

(13) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2017:
Revenue	$3,140	3,073	3,430	3,449
Operating income (loss)	$(6,362)	(7,333)	(5,787)	(5,996)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(14,445)	(2,977)	(9,864)	2,060,953
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.08)	(0.02)	(0.05)	11.37
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.08)	(0.02)	(0.05)	11.28

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2016:
Revenue	$3,831	2,966	20,616	3,173
Operating income (loss)	$(9,340)	(10,737)	6,624	(7,707)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(22,241)	890,154	3,789	45,601
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.22)	6.31	0.02	0.25
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.22)	6.28	0.02	0.25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION

Date: March 1, 2018	By /s/Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date: March 1, 2018	By /s/Mark D. Carleton
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	March 1, 2018
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	March 1, 2018
Gregory B. Maffei	and President

/s/Mark D. Carleton	Chief Financial Officer	March 1, 2018
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	March 1, 2018
Richard N. Barton

/s/Michael A. George	Director	March 1, 2018
Michael A. George

/s/M. Ian G. Gilchrist	Director	March 1, 2018
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	March 1, 2018
Evan D. Malone

/s/David E. Rapley	Director	March 1, 2018
David E. Rapley

/s/M. LaVoy Robison	Director	March 1, 2018
M. LaVoy Robison

/s/Larry E. Romrell	Director	March 1, 2018
Larry E. Romrell

/s/Andrea L. Wong	Director	March 1, 2018
Andrea L. Wong

/s/Mark Vadon	Director	March 1, 2018
Mark Vadon

Director
Fiona P. Dias