Form 10-Q
period 2018-03-31
Qurate Retail, Inc.
filed 2018-05-10
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QURATE RETAIL, INC.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April 30, 2018 was:

	Series A	Series B

QVC Group	440,356,117	29,258,343

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,055	903
Trade and other receivables, net of allowance for doubtful accounts of $95 million and $92 million, respectively	1,273	1,726
Inventory, net	1,510	1,411
Indemnification asset (note 7)	253	—
Other current assets	212	125
Total current assets	4,303	4,165
Investments in equity securities (note 8)	611	2,363
Investments in affiliates, accounted for using the equity method (note 9)	204	309
Property and equipment, net	1,357	1,341
Intangible assets not subject to amortization (note 10):
Goodwill	7,094	7,082
Trademarks	3,925	3,929
	11,019	11,011
Intangible assets subject to amortization, net (note 10)	1,172	1,248
Other assets, at cost, net of accumulated amortization	49	50
Assets of discontinued operations (note 4)	—	3,635
Total assets	$18,715	24,122

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$992	1,151
Accrued liabilities	968	1,125
Current portion of debt, including $1,832 million and $978 million measured at fair value (note 11)	1,850	996
Other current liabilities	127	169
Total current liabilities	3,937	3,441
Long-term debt, including $0 and $868 million measured at fair value (note 11)	6,388	7,553
Deferred income tax liabilities	2,090	2,500
Other liabilities	332	242
Liabilities of discontinued operations (note 4)	—	303
Total liabilities	12,747	14,039
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A QVC Group common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 443,678,730 shares at March 31, 2018 and 449,335,940 shares at December 31, 2017	5	5
Series B QVC Group common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,258,343 shares at March 31, 2018 and 29,203,895 shares at December 31, 2017	—	—
Series C QVC Group common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 81,686,659 shares at December 31, 2017	NA	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 4,455,311 shares at December 31, 2017	NA	—
Series C Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	NA	—
Additional paid-in capital	—	1,043
Accumulated other comprehensive earnings (loss), net of taxes	3	(133)
Retained earnings	5,853	9,068
Total stockholders' equity	5,861	9,984
Noncontrolling interests in equity of subsidiaries	107	99
Total equity	5,968	10,083
Commitments and contingencies (note 12)
Total liabilities and equity	$18,715	24,122

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Total revenue, net	$3,230	2,327
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,093	1,505
Operating expense	228	151
Selling, general and administrative, including stock-based compensation and transaction related costs (note 5)	452	250
Depreciation and amortization	163	208
	2,936	2,114
Operating income (loss)	294	213
Other income (expense):
Interest expense	(98)	(90)
Share of earnings (losses) of affiliates, net (note 9)	(14)	(27)
Realized and unrealized gains (losses) on financial instruments, net (note 7)	99	175
Other, net	4	1
	(9)	59
Earnings (loss) from continuing operations before income taxes	285	272
Income tax (expense) benefit	(29)	(84)
Earnings (loss) from continuing operations	256	188
Earnings (loss) from discontinued operations, net of taxes	141	331
Net earnings (loss)	397	519
Less net earnings (loss) attributable to the noncontrolling interests	13	12
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$384	507

Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
QVC Group common stock (note 1)	$142	91
Liberty Ventures common stock (note 1)	242	416
	$384	507

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2018	2017
Basic net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B QVC Group common stock	$0.30	0.20
Series A and Series B Liberty Ventures common stock	$1.17	1.00
Diluted net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B QVC Group common stock	$0.30	0.20
Series A and Series B Liberty Ventures common stock	$1.16	0.99

Basic net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B QVC Group common stock	$0.30	0.20
Series A and Series B Liberty Ventures common stock	$2.81	4.89
Diluted net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B QVC Group common stock	$0.30	0.20
Series A and Series B Liberty Ventures common stock	$2.78	4.84

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Net earnings (loss)	$397	519
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	71	27
Share of other comprehensive earnings (losses) of equity affiliates	1	2
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(5)	—
Other comprehensive earnings (loss)	67	29
Comprehensive earnings (loss)	464	548
Less comprehensive earnings (loss) attributable to the noncontrolling interests	20	18
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$444	530

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$397	519
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(141)	(331)
Depreciation and amortization	163	208
Stock-based compensation	23	16
Share of (earnings) losses of affiliates, net	14	27
Cash receipts from returns on equity investments	—	7
Realized and unrealized (gains) losses on financial instruments, net	(99)	(175)
Deferred income tax expense (benefit)	(7)	60
Other, net	3	3
Changes in operating assets and liabilities
Current and other assets	22	254
Payables and other liabilities	(87)	(162)
Net cash provided (used) by operating activities	288	426
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(22)	(21)
Capital expended for property and equipment	(47)	(30)
Other investing activities, net	(20)	(1)
Net cash provided (used) by investing activities	(89)	(52)
Cash flows from financing activities:
Borrowings of debt	2,026	499
Repayments of debt	(1,354)	(704)
GCI Liberty Split-Off	(475)	—
Repurchases of QVC Group common stock	(217)	(152)
Withholding taxes on net settlements of stock-based compensation	(19)	(4)
Other financing activities, net	(22)	(26)
Net cash provided (used) by financing activities	(61)	(387)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	13	9
Net increase (decrease) in cash, cash equivalents and restricted cash	151	(4)
Cash, cash equivalents and restricted cash at beginning of period	912	836
Cash, cash equivalents and restricted cash at end of period	$1,063	832

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2018

	Stockholders' Equity
		Common stock					Accumulated
		QVC		Liberty		Additional	other		Noncontrolling
	Preferred	Group		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	384	13	397
Other comprehensive income (loss)	—	—	—	—	—	—	60	—	7	67
Stock compensation	—	—	—	—	—	23	—	—	—	23
Series A QVC Group stock repurchases	—	—	—	—	—	(217)	—	—	—	(217)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Option exercises	—	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(19)	—	—	—	(19)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	76	(69)	—	7
Reattribution of the Ventures Group to the QVC Group	—	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	—	(4,362)	—	—	11	(4,351)
Reclassification	—	—	—	—	—	3,530	—	(3,530)	—	—
Balance at March 31, 2018	$—	5	—	—	—	—	3	5,853	107	5,968

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the Transactions defined and described below, or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), zulily, llc (“zulily”), and HSN, Inc. (“HSNi” which includes its televised shopping business “HSN” and its catalog retail business “Cornerstone”), an equity investment in FTD Companies, Inc. (“FTD”) and an investment in ILG, Inc. (“ILG”).

Qurate Retail is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the  Company’s wholly-owned subsidiaries, QVC and HSNi, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Qurate Retail considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) estimates of retail-related adjustments and allowances to be its most significant estimates.

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, zulily and HSNi (as of December 29, 2017), among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite, Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), FTD, investments in Charter Communications, Inc. (“Charter”) and ILG, among other assets and liabilities. The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

On December 29, 2017, Qurate Retail acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary. HSNi stockholders (other than Qurate Retail) received fixed consideration of 1.65 shares of Series A QVC Group common stock (“QVCA”) for each share of HSNi common stock. Qurate Retail issued 53.6 million shares QVCA common stock to HSNi stockholders.

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “reorganization agreement,” and the transactions contemplated thereby, the “Transactions”)  among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. (“GCI Liberty”)) and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, FTD, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI (renamed “GCI Liberty”) through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

Following the contribution,  Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock.

As a result of repurchases of Series A QVC Group common stock and the GCI Liberty Split-Off, the Company’s additional paid-in capital balance was in a deficit position as of March 31, 2018.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($3.5 billion) at March 31, 2018 to retained earnings.

Qurate Retail holds investments that are accounted for using the equity method. Qurate Retail does not control the decision making process or business management practices of these affiliates. Accordingly, Qurate Retail relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that Qurate Retail uses in the application of the equity method. In addition, Qurate Retail relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Qurate Retail's condensed consolidated financial statements.

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $3 million was reimbursable to LMC for the three months ended March 31, 2018 and 2017, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

 (2) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. On January 1, 2018, the Company adopted the revenue accounting standard using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. Refer to the table below for the adoption of this guidance.

	Balance at	Adjustments	Balance at
	December 31,	Due to ASU	January 1,
	2017	2014-09	2018
	in millions
Assets:
Inventory, net	$1,411	(27)	1,384
Other current assets	$125	(11)	114

Liabilities:
Other current liabilities	$169	(46)	123
Deferred income tax liabilities	$2,500	2	2,502

Equity:
Retained earnings	$9,068	6	9,074

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the condensed consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than as previously discussed, upon the adoption of the new revenue standard on January 1, 2018, there were no additional material adjustments to our condensed consolidated balance sheet as of March 31, 2018.

	As reported	Effect of Change	Balance without
	Three months ended	(Increase)/	adoption of
	March 31, 2018	Decrease	ASU 2014-09
	in millions
Net revenue	$3,230	(65)	3,165

Cost of retail sales	$2,093	15	2,108
Selling, general and administrative expenses, including stock-based compensation and transaction related costs	$452	28	480
Operating	$228	5	233
Income tax expense	$(29)	3	(26)
Net income	$384	(14)	370

The effect of changes of adoption is primarily due to changes in the timing of revenue recognition and the classification of credit card income for the QVC-branded credit card and the HSN-branded credit card.  Additionally, for the three months ended March 31, 2018, revenue is recognized at the time of shipment to our customers consistent with when control passes and credit card income is recognized in revenue. For the three months ended March 31, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue, as well as inventory and related expenses, were recorded to account for the shipments in-transit. In addition, credit card income was recognized as an offset to selling, general and administrative expenses.  The Company also recognized a separate $91 million asset (included in other current assets) relating to the expected return of inventory and a  $204 million liability (included in other current liabilities) relating to its sales return reserve at March 31, 2018, instead of the net presentation that was used at December 31, 2017.

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2018
	QVC	HSN	zulily	Corporate and other	Total
	in millions
Home	$759	227	116	147	1,249
Apparel	399	27	156	39	621
Beauty	383	67	12	—	462
Accessories	253	50	114	—	417
Electronics	113	86	4	—	203
Jewelry	150	37	12	—	199
Other revenue	36	15	5	23	79
Total Revenue	$2,093	509	419	209	3,230

Consumer Product Revenue and Other Revenue. Qurate Retail's revenue includes sales of consumer products in the following categories: home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media, including catalogs.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other revenue consists primarily of income generated from our company branded credit cards in which a large consumer financial services company provides revolving credit directly to the Company’s customers for the sole purpose of purchasing merchandise or services with these cards.  In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition. Revenue is recognized when obligations with our customers are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

The Company recognizes revenue related to its company branded credit cards over time as the credit cards are used by Qurate Retail's customers.

Sales, value add, use and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

The Company has elected to treat shipping and handling activities after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service.  Accordingly, the Company will accrue all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment.

The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money.

Significant Judgments. Qurate Retail’s products are generally sold with a right of return for up to 30 days after the date of shipment and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.  Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The Company has determined that it is the principal in vendor arrangements as the Company can establish control over the goods prior to shipment. Accordingly, the Company records revenue for these arrangements on a gross basis.

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments.  The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted this guidance during the first quarter of 2018.  As the Company has historically measured its investments in equity securities with readily determinable fair values at fair value, the new guidance had no impact on the accounting for these instruments. The Company has elected the measurement alternative for its equity securities without readily determinable fair values and will perform a qualitative assessment of these instruments to identify potential impairments. In addition, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk, however this impact was not material to the overall financial statements for the period ended March 31, 2018. See note 8 for information related to the Company’s equity securities.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Statement of Cash Flows. In November 2016, the FASB issued new accounting guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this guidance during the first quarter of 2018 and has reclassified prior period balances in cash and cash equivalents within the condensed consolidated statements of cash flows in order to conform with current period presentation. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2018	2017
	in millions
Cash and cash equivalents	$1,055	903
Restricted cash included in other current assets	8	9
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,063	912

In August 2016, the FASB issued new accounting guidance which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

Share-based payment modification. In May 2017, the FASB issued new accounting guidance to provide clarity to which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Accounting Standards Codification (“ASC”) 718. The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

Intra-entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued new accounting guidance which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers.  The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued new guidance which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Act on items within accumulated other comprehensive income (loss). The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements.

Leases.    In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Acquisitions

On December 29, 2017, Qurate Retail acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary. HSNi shareholders (other than Qurate Retail) received fixed consideration of 1.65 QVCA shares for each share of HSNi common stock. Qurate Retail issued 53.6 million shares QVCA common stock to HSNi shareholders. In conjunction with application of acquisition accounting, we recorded a full step up in basis of HSNi which resulted in a $409 million gain. The fair market value of our ownership interest previously held in HSNi ($605 million) was determined based on the trading price of QVCA common stock on the date of the acquisition (Level 1) less a control premium. The market value of the shares of QVCA common stock issued to HSNi stockholders ($1.3 billion) was determined based on the trading price of QVCA common stock on the date of the acquisition. The total equity value of the transaction was $1.9 billion.

The preliminary purchase price allocation for HSNi is as follows (amounts in millions):

Cash and cash equivalents	$22
Property and equipment	223
Other assets	752
Goodwill	952
Trademarks	676
Intangible assets subject to amortization	598
Accounts payable & accrued liabilities	(515)
Long-term debt	(467)
Other liabilities assumed	(13)
Deferred tax liabilities	(280)
$1,948

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of customer relationships of $421 million with a weighted average life of approximately 9 years, capitalized software of $16 million with a weighted average life of approximately 1 year, and technology of $161 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes. Subsequent to December 31, 2017, the preliminary purchase price allocation was adjusted, resulting in an increase of $9 million to property and equipment, $7 million to debt, $1 million to other liabilities assumed and $2 million to goodwill, and corresponding decreases of $1 million to deferred tax liabilities and $4 million to intangible assets subject to amortization. As of March 31, 2018, the valuation related to the purchase is not final and the purchase price allocation is preliminary and subject to revision.  The primary areas of the purchase price allocation that are not yet finalized are related to certain fixed and intangible assets, liabilities and tax balances.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The pro forma revenue and net earnings from continuing operations of Qurate Retail, prepared utilizing the historical financial statements of HSNi, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

Three months ended
March 31,
2017
amounts in millions
Revenue	$3,114
Net earnings (loss) from continuing operations	$181

The pro forma information is not representative of Qurate Retail’s future financial position, future results of operations or future cash flows nor does it reflect what Qurate Retail’s financial position, results of operations or cash flows would have been as if the transaction had happened previously and Qurate Retail controlled HSNi during the periods presented.

(4)      Disposals

On March 9, 2018,  Qurate Retail completed the GCI Liberty Split-Off. At the time of the GCI Liberty Split-Off, GCI Liberty was comprised of, among other things, GCI Liberty’s legacy business, Qurate Retail’s former interest in Liberty Broadband, Charter and LendingTree, and Qurate Retail’s former wholly-owned subsidiary Evite.  Qurate Retail viewed Liberty Broadband, LendingTree and Evite as separate components and evaluated them separately for discontinued operations presentation. As Qurate Retail’s former interest in Charter was accounted for as an available for sale investment it did not meet the definition of a component for discontinued operation presentation. The disposition of Liberty Broadband was considered significant to the overall financials and therefore was considered to be a strategic shift.  Accordingly, the accompanying condensed consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Liberty Broadband as a discontinued operation. The disposition of LendingTree and Evite as part of the GCI Liberty Split-Off does not have a major effect on Qurate Retail’s historical or future results. Therefore, the disposition of LendingTree and Evite was not considered a strategic shift in Qurate Retail’s operations. Accordingly, LendingTree and Evite are not presented as discontinued operations in the accompanying condensed consolidated financial statements of Qurate Retail.  LendingTree and Evite are included in the Corporate and other segment through March 8, 2018.

Included in revenue in the accompanying condensed consolidated statements of operations is $3 million and $4 million for the three months ended March 31, 2018 and 2017, respectively, related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2  million for both of the three months ended March 31, 2018 and 2017, respectively, related to Evite.  Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 is $43 million related to Evite.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of less than a million and $1 million for the three months ended March 31, 2018 and 2017, respectively, related to LendingTree. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 is $115 million related to LendingTree.

Certain financial information for the Company’s investment in Liberty Broadband, which is included in the discontinued operations line items of the condensed consolidated Qurate Retail balance sheets as of December 31, 2017 is as follows:

December 31,
2017
amounts in millions
Investment in Liberty Broadband measured at fair value	$3,635
Deferred income tax liabilities	$303

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Certain financial information for the Company’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations is as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
	amounts in millions
Earnings (loss) before income taxes	$187	526
Income tax (expense) benefit	$(46)	(195)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

		Three months ended	Three months ended
		March 31,	March 31,
		2018	2017
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B QVC Group common stock	$	NA	NA
Series A and Series B Liberty Ventures common stock		$1.64	3.89
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B QVC Group common stock	$	NA	NA
Series A and Series B Liberty Ventures common stock		$1.62	3.85

Prior to the GCI Liberty Split-Off, Qurate Retail accounted for the investment in Liberty Broadband at its fair value. Accordingly, Liberty Broadband’s assets, liabilities and results of operations were not included in Qurate Retail’s consolidated financial statements. Summary financial information for Liberty Broadband for the periods prior to the GCI Liberty Split-Off is as follows:

December 31,
2017
amounts in millions
Current assets	$84
Total assets	$11,932
Current liabilities	$11
Total liabilities	$1,445
Equity	$10,487

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Three months ended
March 31,
2017
amounts in millions
Operating income	$(6)
Share of earnings (loss) of affiliate	$19
Gain (loss) on dilution of investment in affiliate	$(32)
Income tax (expense) benefit	$8
Net earnings (loss) attributable to Liberty Broadband shareholders	$(14)

(5)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

In connection with the GCI Liberty Split-Off (see note 1), the Company redeemed each outstanding share of its Series A and Series B Liberty Ventures common stock for shares of the corresponding class of GCI Liberty common stock.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $23 million and $16 million of stock-based compensation during the three months ended March 31, 2018 and 2017, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the three months ended March 31, 2018:

	For the three months ended March 31,
	2018
	Options Granted (000's)	Weighted Average GDFV

Series A QVC Group common stock, QVC employees (1)	2,910	$8.77
Series A QVC Group common stock, zulily employees (1)	311	$8.77
Series A QVC Group common stock, HSNi employees (1)	859	$8.77
Series B QVC Group common stock, Qurate Retail Chairman of the Board (2)	175	$8.84
Series B Ventures Group common stock, Qurate Retail Chairman of the Board (2)	143	$16.55

(1)	Mainly vests semi-annually over four years.
(2)	Grants cliff vest on December 31, 2018. Grants were made in connection with his employment agreement.

In addition to the stock option grants to the Qurate Retail Chairman of the Board and in connection with our Chairman’s employment agreement, Qurate Retail granted performance based RSUs to him. During the three months ended March 31, 2018, Qurate Retail granted 124 thousand performance-based RSUs of Series B QVC Group common stock.  The RSUs had a GDFV of $27.77 per share at the time they were granted.  The performance-based RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized.  When the satisfaction of the

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

performance objectives becomes probable, the Company records compensation expense.  The value of the grant is remeasured at each reporting period.

The Company has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards and certain performance-based Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Qurate Retail's stock and the implied volatility of publicly traded Qurate Retail options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Qurate Retail—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase QVC Group common stock granted to certain officers, employees and directors of the Company.

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	32,361	$23.48
Granted	4,080	$27.56
Exercised	(1,013)	$18.63
Forfeited/Cancelled	(232)	$26.97
Outstanding at March 31, 2018	35,196	$24.07	4.2	years	$90
Exercisable at March 31, 2018	21,148	$23.10	3.1	years	$74

	QVC Group
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,643	$27.16
Granted	175	$27.77
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2018	1,818	$27.22	4.1	years	$—
Exercisable at March 31, 2018	997	$25.40	5.1	years	$—

 The grant, exercise and forfeiture/cancellation activity for Liberty Ventures Series A and B shares was immaterial during the period from January 1, 2018 through March 9, 2018, and no shares were outstanding as of March 31, 2018. All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

As of March 31, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $107 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of March 31, 2018,  Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 35.2 million shares of Series A QVC Group common stock and 1.8 million shares of Series B QVC Group common stock.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Series A and Series B QVC Group Common Stock

Excluded from diluted EPS for the three months ended March 31, 2018 and 2017,  are 11 million and 14 million potential common shares, respectively, because their inclusion would have been antidilutive.

	QVC Group Common Stock
	Three months ended
	March 31,
	2018	2017
	number of shares in millions
Basic WASO	476	453
Potentially dilutive shares	5	2
Diluted WASO	481	455

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS for the three months ended March 31, 2018 and 2017 were 2 million and less than a million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Ventures Common Stock
	January 1, 2018	Three months ended
	through	March 31,
	March 9, 2018	2017
	number of shares in millions
Basic WASO	86	85
Potentially dilutive shares	1	1
Diluted WASO	87	86

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2018			December 31, 2017
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$791	791	—	655	655	—
Equity securities	$518	518	—	2,275	2,275	—
Indemnification asset	$253	—	253	—	—	—
Debt	$1,832	—	1,832	1,846	—	1,846

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) that exercises its exchange right under the terms of the debentures on or before October 5, 2023 (the “Exchange Indemnity”). The Exchange Indemnity, which is supported by a negative pledge in favor of Qurate Retail on the referenced shares that underlie the 1.75% Exchangeable Debentures, will not apply to any 1.75% Exchangeable Debentures purchased by LI LLC, as described below.  Also, within six months of the closing of the Transactions,  Qurate Retail, LI LLC and GCI Liberty will cooperate, and reasonably assist each other, with respect to the commencement and consummation of one or more privately negotiated transactions, a tender offer or other purchase transactions (each, a “Purchase Offer”) whereby LI LLC will offer to purchase the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in a Purchase Offer for an amount by which the purchase price for such debenture exceeds the amount of cash reattributed (see discussion about the reattribution in note 1) with respect to such purchased 1.75% Exchangeable Debenture net of certain tax benefits, if any, attributable to such 1.75% Exchangeable Debenture (the “Repurchase Indemnity”). GCI Liberty’s Exchange Indemnity obligation and the number of shares subject to the negative pledge will be ratably reduced as to any 1.75% Exchangeable Debentures purchased in a Purchase Offer in connection with the Repurchase Indemnity. As the fair value of the indemnification asset is calculated based on the underlying debt (Level 2), the indemnification asset is characterized as Level 2.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Equity securities	$114	260
Exchangeable senior debentures	17	(84)
Indemnification asset	(29)	—
Other financial instruments	(3)	(1)
	$99	175

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Equity Securities

All debt and equity securities held by the Company are carried at fair value, generally based on quoted market prices, and changes in the fair value of such securities are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.

Investments in equity securities are summarized as follows:

	March 31,	December 31,
	2018	2017
	amounts in millions
Charter (1)	NA	1,800
ILG	518	474
Other investments	93	89
	$611	2,363

(1)	As a result of the GCI Liberty Split-Off, the Company no longer has an investment in Charter as of March 9, 2018.

(9)   Investments in Affiliates Accounted for Using the Equity Method

Qurate Retail has various investments accounted for using the equity method. The following table includes Qurate Retail's carrying amount, fair value, and percentage ownership of the more significant investments in affiliates at March 31, 2018 and the carrying amount at December 31, 2017:

				December 31,
	March 31, 2018			2017
	Percentage	Fair value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
		dollar amounts in millions
FTD	37%	$37	67	73
LendingTree (1)	NA	NA	NA	115
Other	various	NA	137	121
			$204	309

(1)	As a result of the GCI Liberty Split-Off, LendingTree is no longer an equity affiliate of the Company as of March 9, 2018.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2018		2017
	amounts in millions
HSNi (1)	$	NA	16
FTD		(8)	(5)
LendingTree (2)		—	2
Other		(6)	(40)
		$(14)	(27)

(1)

As discussed in note 1, on December 29, 2017, the Company acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary of the Company.  As HSNi

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

is no longer an equity affiliate as of this date, the Company has not recorded share of earnings (losses) related to HSNi for the three months ended March 31, 2018.
(2)

As a result of the GCI Liberty Split-Off, LendingTree is no longer an equity affiliate of the Company as of March 9, 2018, and the Company’s share of LendingTree’s earnings (losses) for the period ended March 31, 2018 are recorded through this date.

(10)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QVC	HSN	zulily	Other	Total
	amounts in millions
Balance at January 1, 2018	$5,190	933	917	42	7,082
Foreign currency translation adjustments	35	—	—	—	35
Disposition (1)	—	—	—	(25)	(25)
Other (2)	—	2	—	—	2
Balance at March 31, 2018	$5,225	935	917	17	7,094

(1)	As a result of the GCI Liberty Split-Off on March 9, 2018, the Company disposed of its wholly-owned subsidiary Evite, resulting in a $25 million decrease to goodwill.
(2)	As discussed in note 3, the preliminary purchase price allocation for the HSNi acquisition was adjusted, resulting in a $2 million increase to goodwill.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $109 million and $162 million for the three months ended March 31, 2018 and 2017, respectively.  Based on its amortizable intangible assets as of March 31, 2018,  Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$292
2019	$244
2020	$174
2021	$132
2022	$78

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2018	March 31, 2018	December 31, 2017
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	434	319	316
3.75% Exchangeable Senior Debentures due 2030	435	317	318
3.5% Exchangeable Senior Debentures due 2031	323	358	342
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	750	836	868
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,405	1,405	1,763
HSNi Bank Credit Facilities	500	500	460
Other subsidiary debt	193	193	170
Deferred loan costs	—	(27)	(24)
Total consolidated Qurate Retail debt	$8,381	8,238	8,549
Less current classification		(1,850)	(996)
Total long-term debt		$6,388	7,553

QVC Bank Credit Facilities

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower. The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC and zulily, as co-borrowers with an additional $50 million sub-limit for standby letters of credit.  The remaining $2.25 billion and any incremental loans may be borrowed only by QVC. The borrowers may elect that the loans extended under the Third Amended and Restated Credit Agreement bear interest at a rate per annum equal to the annual base rate or LIBOR, as each is defined in the Third Amended and Restated Credit Agreement.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on QVC and zulily’s combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on QVC and zulily’s Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reborrowed. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Payment of loans may be accelerated following certain customary events of default.

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

The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and zulily and each of their restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; limiting QVC’s consolidated leverage ratio, which is defined in the Third Amended Restated Credit Agreement as QVC’s consolidated total debt to Adjusted OIBDA (as defined in note 13) ratio for the most recent four fiscal quarter period; and limiting the Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 3.2% at March 31, 2018. Availability under the Third Amended and Restated Credit Agreement at March 31, 2018 was $1.2 billion, including the remaining portion of the $400 million tranche that zulily may also borrow on.

HSNi Bank Credit Facility

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which was secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries had unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which included a $750 million revolving credit facility and a $500 million term loan, could be increased up to $1.75 billion subject to certain conditions and was set to expire on January 27, 2020. On December 29, 2017, the Credit Agreement was amended, the outstanding balance on the term loan was repaid, and the revolving credit facility was increased to $1 billion.  The maturity of the revolving credit facility was extended to December 29, 2022.  Loans under the amended Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 1.75% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 0.75%. HSNi pays a commitment fee ranging from 0.20% to 0.30% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x  (as defined in the Credit Agreement). The interest rate on the $500 million outstanding long-term debt balance as of March 31, 2018 was 3.2%.  The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $8.2 million as of March 31, 2018. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of March 31, 2018, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $492 million.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of March 31, 2018 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030, the 3.5% Exchangeable Senior Debentures due 2031 and the 1.75% Exchangeable Senior

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debentures due 2046 have been classified as current because the Company does not own shares to redeem the debentures.  For the remaining exchangeables, the Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of March 31, 2018 as they are currently redeemable.

Debt Covenants

Qurate Retail, QVC, HSNi and other subsidiaries of Qurate Retail are in compliance with all debt covenants at March 31, 2018.

Other Subsidiary Debt

Other subsidiary debt at March 31, 2018 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2018 are as follows (amounts in millions):

Senior debentures	$866
QVC senior secured notes	$3,569

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2018.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Litigation

The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Qurate Retail may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(13)   Information About Qurate Retail's Operating Segments

Qurate Retail, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries.  Qurate Retail identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Qurate Retail's annual pre-tax earnings.

Qurate Retail evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit and revenue or sales per customer equivalent. In addition, Qurate Retail reviews nonfinancial measures such as unique website visitors, number of units shipped, conversion rates and active customers, as appropriate.

Qurate Retail defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses excluding all stock-based compensation. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the three months ended March 31, 2018,  Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

•

QVC – a consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

•

HSN – a  consolidated subsidiary that markets and sells a wide variety of consumer products primarily in the United States by means of its televised shopping programs and via the Internet and mobile transactions through its domestic websites.

•

zulily – a consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries through flash sales events, primarily through its desktop, mobile and app experiences.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Measures

	Three months ended March 31,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC	$2,093	433	1,965	434
HSN	509	43	NA	NA
zulily	419	27	359	15
Corporate and other	209	(11)	4	(12)
Inter-segment eliminations	—	—	(1)	—
Consolidated Qurate Retail	$3,230	492	2,327	437

Other Information

	March 31, 2018
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$11,484	41	36
HSN	2,721	—	2
zulily	2,283	—	4
Corporate and other	2,227	163	5
Consolidated Qurate Retail	$18,715	204	47

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to  Operating income (loss) and  Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$492	437
Stock-based compensation	(23)	(16)
Depreciation and amortization	(163)	(208)
Transaction related costs	(12)	—
Operating income (loss)	294	213
Interest expense	(98)	(90)
Share of earnings (loss) of affiliates, net	(14)	(27)
Realized and unrealized gains (losses) on financial instruments, net	99	175
Other, net	4	1
Earnings (loss) before income taxes	$285	272

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

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2017.

See note 2 of the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

The information herein relates to Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the Transactions defined and described below, or “Liberty”) and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest business and reportable segment is QVC. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. On December 29, 2017, we acquired the approximately 62% of HSN, Inc. (“HSNi”) we did not already own in an all-stock transaction (the “Merger”) making HSNi a wholly-owned subsidiary. HSNi has two main operating segments: its televised shopping business “HSN” and its catalog retail business “Cornerstone.”  HSN is a reportable segment, and Cornerstone is included in the “Corporate and other” reportable segment. On October 1, 2015 we acquired zulily, llc (“zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. zulily is a reportable segment.

Our “Corporate and other” category includes our consolidated subsidiary Cornerstone, an ownership interest in FTD Companies, Inc. (“FTD”), which we account for as an equity method investment, and investments in ILG, Inc. (“ILG”) and Time Warner Inc. (“Time Warner”), which are accounted for at their respective fair market values. See discussion below for the entities that were included in Corporate and other in prior periods.

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, zulily and HSNi, among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), FTD, investments in Charter Communications, Inc. (“Charter”) and ILG, among other assets and liabilities (which were all included in the Corporate and other category). The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “reorganization agreement,” and the transactions contemplated thereby, the “Transactions”) among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“LI LLC”). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. (“GCI Liberty”)) and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, FTD, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI (renamed “GCI Liberty”) through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to

LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

Following the contribution, Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock.

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

Operating Results

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue
QVC	$2,093	1,965
HSN	509	NA
zulily	419	359
Inter-segment eliminations	—	(1)
Corporate and other	209	4
Consolidated Qurate Retail	$3,230	2,327

Former QVC Group	(a)	2,323
Former Ventures Group	(a)	4

Operating Income (Loss)
QVC	$343	271
HSN	13	NA
zulily	(28)	(38)
Corporate and other	(34)	(20)
Consolidated Qurate Retail	$294	213

Former QVC Group	(a)	226
Former Ventures Group	(a)	(13)

Adjusted OIBDA
QVC	$433	434
HSN	43	NA
zulily	27	15
Corporate and other	(11)	(12)
Consolidated Qurate Retail	$492	437

Former QVC Group	(a)	445
Former Ventures Group	(a)	(8)

(a)

Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the three months ended March 31, 2018.

Revenue.    Consolidated Qurate Retail revenue increased 38.8% or $903 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in the three months ended March 31, 2018 was due in part to the acquisition of HSN which had revenue of $509 million for the three months ended March 31, 2018. The increase in Corporate and other revenue was primarily due to the acquisition of Cornerstone which had revenue of $207 million for the three months ended March 31, 2018. The increase was also due to increased revenue at QVC of $128 million for the three month period ended March 31, 2018, and increased revenue at zulily of $60 million for the three month period ended March 31, 2018. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $23 million and $16 million of stock-based compensation for the three months ended March 31, 2018 and 2017, respectively. The increase of $7 million for the three months ended March 31, 2018 was primarily due to an increase in stock compensation expense at QVC of $4 million and HSNi of $3 million. As of March 31, 2018, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $107 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately  2.2 years.

Operating income.    Our consolidated operating income increased 38.0% or $81 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in operating income for the three months ended March 31, 2018 was primarily due to an increase in operating income at QVC of $72 million, the acquisition of HSN which had operating income of $13 million for the three months ended March 31, 2018, and a decrease in operating losses at zulily of $10 million, partially offset by a $14 million increase in operating loss in the Corporate and other segment, that was primarily the result of operating losses at Cornerstone of $9 million.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income and Earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA increased 12.6% or $55 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.  The increase in Adjusted OIBDA for the three months ended March 31, 2018 was primarily due to the acquisition of HSN which had Adjusted OIBDA of $43 million for the three months ended March 31, 2018, and an increase at zulily of $12 million, partially offset by a decrease at QVC of $1 million and an increase in Corporate and other Adjusted OIBDA of $1 million.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2018	2017
	amounts in millions

Interest expense	$(98)	(90)
Share of earnings (losses) of affiliates	(14)	(27)
Realized and unrealized gains (losses) on financial instruments, net	99	175
Other, net	4	1
Other income (expense)	$(9)	59

Former QVC Group	(a)	(64)
Former Ventures Group	(a)	123

(a)

Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1,

2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the three months ended March 31, 2018.

Interest expense.    Interest expense increased for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily due to the HSNi Bank Credit Facilities that were not outstanding at March 31, 2017 and a higher interest rate on the QVC Bank Credit Facilities during the three months ended March 31, 2018 compared to the same period in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2018		2017
	amounts in millions
HSNi (1)	$	NA	16
FTD		(8)	(5)
LendingTree (2)		—	2
Other (3)		(6)	(40)
		$(14)	(27)

(1)

On December 29, 2017, the Company acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary of the Company.  As HSNi is no longer an equity affiliate as of this date, the Company has not recorded share of earnings (losses) related to HSNi for the three months ended March 31, 2018.

(2)

As a result of the GCI Liberty Split-Off, LendingTree is no longer an equity affiliate of the Company as of March 9, 2018, and the Company’s share of LendingTree’s losses for the period ended March 31, 2018 are recorded through March 9, 2018.

(3)

The share of losses in the “Other” category is primarily related to our investments in alternative energy solution entities. These entities typically operate at a loss and we record our share of such losses. We note these entities typically have favorable tax attributes and credits, which are recorded in our tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Equity securities	$114	260
Exchangeable senior debentures	17	(84)
Indemnification asset	(29)	—
Other financial instruments	(3)	(1)
	$99	175

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease for the three months ended March 31, 2018, compared to the corresponding period in the prior year, was primarily driven by a decrease in the unrealized gain on the investment in Charter and an unrealized loss on the indemnification asset as a result of the GCI Liberty Split-Off, partially offset by an increase in unrealized gains on exchangeable debt.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net remained relatively consistent for the three months ended March 31, 2018, compared to the corresponding period in the prior year.

Income taxes. We had income tax expense of $29 million and $84 million for the three months ended March 31, 2018 and 2017, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended March 31, 2018 due to tax benefits from tax credits generated by our alternative energy investments and a decrease in the state effective tax rate used to measure deferred taxes, partially offset by state tax expense.   Income tax expense was lower than the U.S. statutory tax rate of 35% during the three months ended March 31, 2017, due to a benefit from tax credits generated by our alternative energy investments partially offset by state tax expense.

Net earnings. We had net earnings of $397 million and $519 million for the three months ended March 31, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2018, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Third Amended and Restated Credit Facility”)) and HSNi’s Bank Credit Facility, as discussed in note 11 of the accompanying condensed consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC, zulily and HSNi, due to a requirement that a leverage ratio (defined as the ratio of subsidiaries’ consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained.

During the quarter there have been no changes to our corporate or subsidiary debt credit ratings, except for LI, LLC’s issue-level rating which was downgraded to BB- from BB by S&P Global Ratings in March 2018. All other credit ratings remained unchanged.

As of March 31, 2018,  Qurate Retail's liquidity position consisted of the following:

	Cash and cash	Equity
	equivalents	securities
	amounts in millions
QVC	$348	—
HSNi	23	—
zulily	20	—
Corporate and other	664	611
Total Qurate Retail	$1,055	611

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1.2  billion under the Third Amended and Restated Credit Facility at March 31, 2018, including the remaining portion of the $400 million tranche that zulily may utilize. As of March 31, 2018, QVC had approximately $215 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 55% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).  QVC believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$288	426
Net cash provided (used) by investing activities	$(89)	(52)
Net cash provided (used) by financing activities	$(61)	(387)

During the three months ended March 31, 2018,  Qurate Retail's primary uses of cash were the GCI Liberty Split-Off of $475 million, and the repurchase of Series A QVC Group common stock of $217 million, offset by the net borrowings of certain debt obligations of approximately $672 million.

The projected uses of Qurate Retail cash for the remainder of 2018 are the continued capital improvement spending of approximately $290 million, the repayment of certain debt obligations (including approximately $190 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We further expect to use cash to make negotiated repurchases of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”), which will be partially offset by amounts indemnified by GCI Liberty as further discussed in note 7 to the accompanying condensed consolidated financial statements.  Our repurchases, if large enough, could adversely affect the liquidity of any debentures that remain outstanding. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States ("U.S."), QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2 and Beauty iQ. QVC-U.S. programming is also available on QVC.com, QVC’s U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Facebook, etc.).

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

QVC’s international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, its televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra, and QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on QVC’s digital platforms. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.

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

QVC's operating results were as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Net revenue	$2,093	1,965
Cost of sales	(1,320)	(1,243)
Operating	(145)	(137)
SG&A expenses (excluding stock-based compensation and transaction related costs )	(195)	(151)
Adjusted OIBDA	433	434
Stock-based compensation	(9)	(6)
Depreciation and amortization	(77)	(157)
Transaction related costs	(4)	—
Operating income	$343	271

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
QVC-U.S.	$1,417	1,370
QVC-International	676	595
Consolidated QVC	$2,093	1,965

QVC's consolidated net revenue increased 6.5% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in net revenue of $128 million for the three month period was primarily comprised of an increase of $121 million due to a 5.5% increase in units sold, $67 million due to favorable foreign currency rates across all markets, and $26 million due to the inclusion of QVC-branded credit card income (“Q-Card Income”) in the U.S., due to the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A for the three months ended March 31, 2017. These increases were partially offset by a 2.2% decrease in average selling price per unit ("ASP") and an increase in estimated product returns of $33 million primarily driven by the U.S. and Germany.  The changes in units sold, foreign exchange rates, ASP and estimated products returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of new accounting guidance on revenue from contracts with customers.  For the three months ended March 31, 2018, the impact of this change was a $23 million increase to net revenue in comparison to net revenue for the three months ended March 31, 2018 without the adoption of new accounting guidance on revenue from contracts with customers.

During the three months ended March 31, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro, and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	3.4%	—%	3.4%
QVC-International	13.6%	11.3%	2.3%

QVC-U.S. net revenue growth for the three months ended March 31, 2018 was primarily due to a 7.6%  increase in units sold and $26 million due to the change in revenue recognition as a result of ASC 606 related to Q-Card Income in the U.S. which was previously recorded as an offset to SG&A expense for the three months ended March 31, 2017. QVC-U.S. experienced shipped sales growth in all categories except electronics and jewelry. The net revenue increase was offset by a 4% decrease in ASP, and an increase in estimated product returns of $27 million. The increase in estimated product returns was primarily due to an overall higher return rate and increased sales volume.

QVC-International net revenue growth in constant currency for the three months ended March 31, 2018 was primarily due to a 2.0% increase in units shipped, driven by increases in the U.K., and Japan, offset by a decrease in Italy. In addition, there was a 0.8% increase in ASP primarily in Germany and Italy, offset by the U.K. and Japan.  The growth was offset by a $6 million increase in estimated product returns in Germany due to an overall higher rate of return. QVC-International experienced shipped sales growth in constant currency in all categories except apparel.

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

QVC's cost of sales as a percentage of net revenue was 63.1% for the three months ended March 31, 2018, compared to 63.3% for the three months ended March 31, 2017. For the three months ended March 31, 2018, cost of sales as a percentage of revenue decreased primarily due to inclusion of Q-Card Income offset by higher warehouse and freight costs associated with the reduction of ASP and higher margin returns.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $8 million or 5.8% for the three months ended March 31, 2018, compared to the same period in the prior year. For the three months ended March 31, 2018, operating expenses increased primarily due to a $4 million increase in credit card processing fees and $4 million from unfavorable foreign currency exchange rates.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, marketing and advertising expenses and during 2017, credit card income. Such expenses increased $44 million for the three months ended March 31, 2018, as compared to the same period in the prior year, and as a percentage of net revenue, increased from 7.7% to 9.3% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  For the three months ended March 31, 2018, the increase was primarily due to $26 million as a result of the reclassification of Q-Card Income as a result of the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A expense for the three months ended March 31, 2017. Additionally, there was a $10 million increase due to unfavorable exchange rates, a $3 million increase in personnel costs primarily in the U.S., and a $3 million increase in outside services primarily in Germany.

Depreciation and amortization consisted of the following:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Affiliate agreements	$1	36
Customer relationships	1	41
Acquisition related amortization	2	77
Property and equipment	38	41
Software amortization	22	24
Channel placement amortization and related expenses	15	15
Total depreciation and amortization	$77	157

For the three months ended March 31, 2018,  acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of the Company’s acquisition of QVC in 2003.

Transaction related costs increased by $4 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year due to incremental expenses directly related to the acquisition of HSNi.

HSN.    On December 29, 2017, Qurate Retail acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary. As HSNi’s Cornerstone operating segment was included in the “Corporate and other” reportable segment (see note 13 in the accompanying condensed consolidated financial statements), the information presented in this section relates to the HSN reportable segment. Although HSN’s results are only included in Qurate Retail’s results since January 1, 2018, we believe a discussion of HSN’s stand alone results compared to the prior year period promotes a better understanding of the overall results of its business.

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

HSN’s stand-alone operating results for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
	March 31,
	2018	2017 (1)
	amounts in millions
Net revenue	$509	562
Cost of sales	(336)	(373)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(130)	(141)
Adjusted OIBDA	43	48
Stock-based compensation	(2)	(3)
Depreciation and amortization	(24)	(8)
Transaction related costs	(4)	—
Operating income (loss)	$13	37

(1)	HSN has reclassified certain costs between financial statement line items to conform with Qurate Retail’s reporting structure for ease of comparability for the periods presented.

HSN’s net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through its websites and its mobile applications, including tablets and smart phones.  Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSN’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

HSN’s net revenue decreased 9.4% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The decrease in net revenue was primarily attributed to a 4.5% decrease in ASP and a 6.3% decrease in units shipped. The decline was partially offset by a 0.6% improvement in the sales return rate from 15.0% to 14.4%.  HSN experienced sales declines in all categories with the exception of beauty.  The three months ended March 31, 2018 includes $3.9 million of revenue associated with HSN’s private label credit card program which was reclassified from SG&A to net revenue due to the adoption of new accounting guidance on revenue from contracts with customers.

HSN's cost of sales as a percentage of net revenue was 66.0% and 66.4% for the three months ended March 31, 2018 and 2017, respectively. The decrease for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was primarily attributed to higher product margins partially offset by higher outbound freight and fuel costs.  The improved product margins were largely driven by sales mix and less clearance activity.

HSN’s SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, commissions, information technology, order processing and customer service expenses, credit card processing fees, credit card income (prior to the change in revenue recognition due to ASC 606), provision for doubtful accounts, productions costs and marketing and advertising expense. These expenses decreased $11 million, and as a percentage of net revenue, increased from 25.1% to 25.5% for the three months ended March 31, 2018, as compared to the same period in the prior year.  The prior year period includes $4 million of revenue associated with HSN’s private label credit card program which was previously classified as on offset to expenses in SG&A prior to the change in revenue recognition due to ASC 606.  If this revenue had been reclassified to conform with the current year presentation, HSN’s SG&A expenses would have decreased $15 million, and as a percentage of net revenue, decreased from 25.8% to 25.5% for the three months ended March 31, 2018 as compared to the same period in the prior year. The decrease in SG&A expense was primarily due to lower personnel costs of $7 million, a decrease in bad debt expense of $2 million related to HSN’s Flexpay program and lower commissions, consulting and marketing costs.  The decrease in personnel costs was primarily due to synergies realized from the QVC integration. The decrease in bad debt expense is due to lower usage and improved loss rates of HSN’s Flexpay program. The increase in expense as a percentage of net revenue was driven by the classification of the credit card income and deleveraging of fixed costs due to the decrease in net sales, partially offset by the decrease in bad debt expenses.

Stock-based compensation includes compensation related to stock options, stock appreciation rights and restricted stock units granted to certain employees. Stock-based compensation expense decreased $1 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily as a result of integration-related synergies.

HSN’s depreciation and amortization expense increased $16 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.  The increase in 2018 is primarily attributed to amortization of intangible assets recognized in purchase accounting.

Transaction related costs include incremental severance and integration expenses directly related to the acquisition of HSNi by Qurate Retail in December 2017.

zulily.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way women shop. Through its desktop, mobile and app experiences, zulily helps its customers discover new products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily's stand-alone operating results for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Net revenue	$419	359
Costs of sales	(309)	(263)
Operating	(12)	(11)
SG&A expenses (excluding stock-based compensation)	(71)	(70)
Adjusted OIBDA	27	15
Stock-based compensation	(4)	(3)
Depreciation and amortization	(51)	(50)
Operating income (loss)	$(28)	(38)

zulily's consolidated net revenue increased 16.7% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in net revenue for the three months ended March 31, 2018 was primarily attributed to a 11.5% increase in orders placed driven by a 24.5% increase in active customers year over year. Also, net revenue increased 3% increase due to the adoption of new accounting guidance on revenue which requires revenue to be recognized at the time of shipment, whereas in the prior year revenue was recognized when the shipment reached its destination. An active customer is defined as an individual who has purchased at least once in the last twelve months, measured from the last date of a period.

zulily's cost of sales as a percentage of revenue was 73.7% and 73.3% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the increase was primarily due to higher fulfillment and shipping expenses.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended March 31, 2018, operating expenses increased slightly as compared to the corresponding period in the prior year as a result of higher customer service costs and an increase in credit card processing fees which were driven by higher sales volumes.

zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended March 31, 2018, these expenses increased slightly as a result of higher technology and marketing related expenses as compared to the corresponding period in the prior year. As a percentage of net revenue, they decreased from 19.5% to 16.9%, as compared to the corresponding period in the prior year.

zulily’s total depreciation and amortization of intangible assets expense increased $1 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase is attributed to higher amortization of software.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC	$1,405	3.2%	$3,735	4.6%
HSNi	$500	3.2%	$8	1.8%
Corporate and other	$—	—%	$2,733	4.5%

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

At March 31, 2018, the fair value of our equity securities was $518 million. Had the market price of such securities been 10% lower at March 31, 2018, the aggregate value of such securities would have been $52 million lower.  Our investment in FTD is a publicly traded security and is accounted for as an equity method affiliate, which is not reflected at fair value in our balance sheet.  The fair value of FTD was $37 million at March 31, 2018 and had the market price been 10% lower at March 31, 2018, the aggregate value would have been $4 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2018 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

The Company acquired HSNi in December 2017. As a result of the acquisition, the Company is reviewing the internal controls of HSNi and is making appropriate changes as deemed necessary. Except for the changes in internal control at HSNi, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As a result of the completion of the Transactions, many of the risk factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 have materially changed due to the change in the composition of our businesses, assets and liabilities. Therefore, presented below are revised risk factors which more accurately reflect the most material risks that relate to our businesses and capitalization.

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

Our historical financial information may not necessarily reflect our results had our former QVC Group been a separate company.  During the first quarter of 2018, we completed the Transactions. As a result, our company no longer utilizes a tracking stock structure, which had been intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and Ventures Group. We previously adopted this structure in 2012 to, among other reasons, permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of our company’s common stock, investors should recognize that our historical financial information has been extracted from our consolidated financial statements prior to the Transactions and may not necessarily reflect what our company’s results of operations, financial condition and cash flows would have been had the QVC Group and the Ventures Group been separate, stand-alone entities pursuing independent strategies during the periods presented.

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

Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operations. An important component of the success of our programming and online commerce businesses is their ability to maintain their existing, as well as build new, relationships with a limited number of local and foreign suppliers, manufacturers and vendors, among other parties. There can be no assurance that our subsidiaries and business affiliates will be able to maintain their existing supplier or vendor arrangements on commercially reasonable terms or at all or, with respect to goods sourced from foreign markets, if the supply costs will remain stable. In addition, our subsidiaries and business affiliates cannot guarantee that goods produced and delivered by third parties will meet applicable quality standards, which is impacted by a number of factors, some of which are not within the control of these parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could result in lost sales or cause a failure to meet customer expectations and timely delivery of products, which could in turn have a significant adverse effect on our results of operations.

Our businesses are subject to risks of adverse government regulation. Our programming businesses QVC and HSNi market and provide a broad range of merchandise through television shopping programs and proprietary websites.  Similarly, our online commerce business zulily markets and provides a broad range of merchandise and/or services through its proprietary website. As a result, our businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, data privacy and security, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state,  federal or foreign laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s and HSNi’s supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our businesses and their brands.

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

In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the U.S. by the Federal Communications Commission (“FCC”) and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment, regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.

In addition, certain of our businesses are subject to consent decrees issued by the Federal Trade Commission (“FTC”) barring them from making deceptive claims for specified weight-loss products and dietary supplements and prohibiting them from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 1996, HSNi became subject to a consent order issued by the FTC which terminates on the later of April 15, 2019, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, HSNi (including its subsidiaries and affiliates) is prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. The FTC periodically investigates HSNi’s business and operations on an ongoing basis for purposes of determining its compliance with the consent order. Violation of these consent decrees may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Weak economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit the expansion of our subsidiaries and affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

We may be subject to significant tax liabilities related to the GCI Liberty Split-Off.  We received an opinion of our tax counsel in connection with the contribution and split-off forming a part of the Transactions (the “GCI Liberty Split-Off”) to the effect that, for U.S. federal income tax purposes, the GCI Liberty Split-Off will qualify as a tax-free transaction to our company and to the former holders of our Liberty Ventures common stock under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  The opinion of tax counsel is not binding on courts or the Internal Revenue Service (“IRS”), and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion or that a court would not sustain such a challenge.

Even if the GCI Liberty Split-Off otherwise qualifies under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the GCI Liberty Split-Off would result in a significant U.S. federal income tax liability to us (but not to the former holders of Liberty Ventures common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of our company or in the stock of GCI Liberty (excluding, for this purpose, the acquisition of GCI Liberty’s common stock by us and holders of Liberty Ventures common stock pursuant to the Transactions) as part of a plan or series of related transactions that includes the GCI Liberty Split-Off.  Any acquisition of the stock of our company or GCI Liberty (or any successor corporation) within two years before or after the GCI Liberty Split-Off would generally be presumed to be part of a plan that includes the GCI Liberty Split-Off, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case.

Notwithstanding the opinion of tax counsel described above, we or GCI Liberty might inadvertently cause or permit a prohibited change in ownership of our company or GCI Liberty, thereby triggering tax liability to us.

Prior to the GCI Liberty Split-Off, we entered into a tax sharing agreement with GCI Liberty.  Under this agreement, our company is generally responsible for any taxes and losses resulting from the failure of the GCI Liberty Split-Off to qualify as a tax-free transaction; however, GCI Liberty is required to indemnify us for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from the application of Section 355(e) of the Code to the GCI Liberty Split-Off as a result of the treatment of the GCI Liberty Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of GCI Liberty (or any successor corporation).  As the taxpaying entity, however, we are subject to the risk of non-payment by GCI Liberty of its indemnification obligations under the tax sharing agreement.

To preserve the tax-free treatment of the GCI Liberty Split-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the GCI Liberty Split-Off.  In addition, our potential tax liabilities related to the GCI Liberty Split-Off might discourage, delay or prevent a change of control transaction for some period of time following the GCI Liberty Split-Off.

Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates obsolete or non-competitive.  Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. As their operations grow in size and scope, our subsidiaries and business affiliates must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. There can be no assurance that our subsidiaries and business affiliates will be able to compete with advancing technology or be able to maintain existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner, and any failure to do so could result in customers seeking alternative service providers, thereby adversely impacting our revenue and operating income.

Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions.  Although QVC and HSNi are two of the nation’s largest home shopping networks, they and their e-commerce businesses have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.  In addition, QVC and HSNi compete with other televised shopping retailers, such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies.  QVC and HSNi also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, zulily competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping.  As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.    In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources.  For example, HSNi has spent, and expects to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of its brands generally, as well as in the continuing efforts of its businesses to increasingly engage customers through digital channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC and HSN), paper and printing costs for catalogs (in the case of Cornerstone) and costs associated with online marketing, including search engine marketing (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) (“SEM”) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

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

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. A new data transfer framework, the E.U.-U.S. Privacy Shield became fully operational on August 1, 2016, but is the subject of litigation. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the E.U. - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the E.U. to the U.S. Further, the European Parliament and the Council of the European Union have approved a General Data Protection Regulation, which becomes effective on May 25, 2018 and which will give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. Finally, the European Commission proposed new regulations in 2017 regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”  QVC’s, HSNi’s and zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, HSNi and zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, HSNi’s and zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, HSNi’s, and zulily’s business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Our home television and online commerce businesses are subject to security risks, including security breaches and identity theft. In order to succeed, our home television and online commerce businesses must be able to provide for secure transmission of confidential information over public networks and protect their confidential information on their systems. Unauthorized parties may attempt to gain access to our businesses’ systems by, among other things, hacking into our businesses’ systems or those of our businesses’ partners or vendors, or through fraud or other means of deceiving our businesses’ employees, partners or vendors. The techniques used to gain such access to our businesses’ information technology systems, our businesses' data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Our businesses have implemented systems and processes intended to secure their information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Any penetration of network security or other misappropriation or misuse of personal information could cause interruptions in the operations of our businesses and subject them to increased costs, litigation and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business. If our businesses’ are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. Our businesses may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. They also face risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business online. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

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

Certain of our businesses face significant inventory risk. Certain of our businesses are exposed to significant inventory risks that may adversely affect their operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to their products and other factors. These businesses endeavor to accurately predict these trends and avoid overstocking or understocking products they sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when these businesses begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. These businesses carry a broad selection and significant inventory levels of certain products, and they may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect their operating results.

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

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.  Our home television and online commerce subsidiaries and business affiliates, including QVC and HSNi, have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet.  We cannot assure you that if these subsidiaries and business affiliates experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the U.S. that are subject to the following risks inherent in international operations:

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

Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on our businesses. After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the U.S. As a presidential candidate, President Trump expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. During the campaign, he also raised the possibility of significantly increasing tariffs on goods imported into the U.S., particularly from China and Mexico. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. This and other proposed actions, if implemented, could adversely affect our businesses that sell imported products.

Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. QVC’s business could be affected during this period of uncertainty, and perhaps longer, by the impact of this vote. In addition, QVC’s business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual withdrawal from the E.U., may adversely affect QVC’s operating results.

Our online commerce businesses, including QVC, HSNi and zulily, could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google).  In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization (“SEO”) which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and SEM to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic.  Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality.  No assurance can be given that the fees paid to search portals will not exceed the revenue generated by their visitors.  Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our online commerce businesses, including QVC, HSNi and zulily, may experience difficulty in achieving the successful development, implementation and customer acceptance of, and a viable advertising market via, applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted. In addition, growth in the use of smartphone products as a substitute for use on personal computers and tablets may adversely impact revenue derived from advertising, as many of the processes used for smartphone advertising and related monetization strategies are still in development.

Our subsidiaries QVC and HSNi have significant indebtedness, which could limit their flexibility to respond to current market conditions, restrict their business activities and adversely affect their financial condition.   As of March 31, 2018, QVC had total debt of approximately $5,140 million, consisting of $3,550 million in senior secured notes, $1,405 million under its senior secured credit facility and $185 million of capital and build to suit lease obligations. QVC also had $1,235 million available for borrowing under its senior secured credit facility as of that date. As of March 31, 2018, HSNi had total debt of approximately $500 million and also had $492 million available for borrowing. QVC or HSNi may incur significant additional indebtedness in the future. The indebtedness of QVC and HSNi, combined with other financial obligations and contractual commitments, could among other things:

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
•

expose QVC and HSNi to the risk of increased interest rates because certain of QVC’s and HSNi’s borrowings, including borrowings of each under its respective credit facility, are at variable interest rates.

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

We may fail to realize the potential benefits of the acquisition of HSNi or those benefits may take longer to realize than expected.    We believe there are significant benefits and synergies that may be realized through leveraging the scale, vendor relationships, merchandizing expertise and customer base of QVC and HSNi. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt each company’s existing operations if not implemented in a timely and efficient manner. If the respective managements of Qurate Retail, QVC and HSNi are unable to minimize the potential disruption to their respective businesses and operations during this period, we may not realize the anticipated benefits of the acquisition of HSNi. Realizing these benefits may depend in part on the efficient coordination and alignment of various functions, including marketing, merchandising, buying expertise, customer acquisition and the integration of certain administrative functions, while maintaining adequate focus on QVC’s and HSNi’s core businesses.

Our operating expenses are expected to increase over the near term due to the increased headcount, expanded operations and changes related to the assimilation of HSNi. In addition, we have incurred expenses related to the acquisition of HSNi, which may adversely affect our financial results. To the extent that our expenses increase but revenue does not increase commensurately, there are unanticipated expenses related to the assimilation process, there are significant costs associated with presently unknown liabilities, or if the foregoing charges and expenses are larger than anticipated, our consolidated business, operating results and financial condition may be adversely affected. Failure to timely implement, or problems with implementing, the post-acquisition strategy for HSNi also may adversely affect the trading price of our common stock.

We depend on the continued growth of e-commerce in general and zulily depends on the flash sales model in particular. The business of selling products over the Internet, particularly on the flash sales model, is dynamic and evolving. The market segment for the flash sales model has grown significantly, and this growth may not be sustainable. If customers cease to find the flash sales model shopping experience fun, entertaining and a good value, or otherwise lose interest in shopping in this manner, zulily may not acquire new customers at rates consistent with its historical or projected periods, and existing customers’ buying patterns and levels may be less than historical or projected rates. If zulily is unable to successfully deliver emails or mobile alerts to its subscribers, or if subscribers decline to open its emails or mobile alerts, zulily’s net sales and profitability would be adversely affected. In addition, changes in how webmail application providers, such as Google Inc. and Yahoo! Inc., prioritize, filter and deliver email may also reduce the number of subscribers opening zulily’s emails which may also result in a decline in net sales. If the market segment for the flash sales model were to become saturated or decline overall, zulily may not be able to acquire new customers or engage existing customers, which could adversely affect our financial condition and operating results.

We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to act in a manner that we deem desirable.  We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake). Rather, our rights may take the form of representation on the board of directors or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent a business affiliate from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.

We have overlapping directors and officers with Liberty Media Corporation (“LMC”), Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), Liberty Broadband, Liberty Expedia Holdings, Inc. (“Expedia Holdings”), and GCI Liberty, which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2018 that resulted in the separate corporate existence of our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and GCI Liberty, most of the executive officers of Qurate Retail also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and GCI Liberty and there are overlapping directors. Other than GCI Liberty’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and/or GCI Liberty stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and/or GCI Liberty. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband,

TripAdvisor Holdings and Expedia Holdings has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and Expedia Holdings) instead of such company. In addition, we understand that GCI Liberty is expected to adopt similar renouncement and waiver provisions if it is successfully able to reincorporate in Delaware. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of March 31, 2018, our wholly-owned subsidiary LI LLC had $2,733 million principal amount of publicly-traded debt outstanding. LI LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries, including QVC and HSNi, to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures and HSNi’s credit facility. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk.  LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,942 million as of March 31, 2018. Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends.  LI LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures. For example, in connection with the Transactions, our company contributed its entire equity interest in Charter Communications, Inc. to GCI Liberty. Shares of Charter serve as the underlying reference shares for the 1.75% Exchangeable Debentures. Pursuant to a reorganization agreement and indemnification agreement entered into in connection with the Transactions, our company, LI LLC and GCI Liberty have agreed to cooperate with, and reasonably assist each other with respect to, the commencement and consummation of one or more privately negotiated transactions (each, a “Purchase Offer”) with respect to the 1.75% Exchangeable Debentures within six months of the closing of the Transactions. However, we cannot give any assurance as to when, or if, any Purchase Offers will be effected or what the terms of any Purchase Offer might be.

As a result of LI LLC having disposed of these reference shares, any exercise of the exchange right by, or required distribution of cash, securities or other payments to, holders of such debentures will require that LI LLC fund the required payments from its own resources, which will depend on the availability of cash or other sources of liquidity to LI LLC at that time. Additionally, in the event all reference shares underlying a series of exchangeable debentures are liquidated or otherwise cease to be outstanding without replacement, there is a possibility that the treatment of tax matters associated with that series could change. This may include acceleration of tax liabilities that are recorded as deferred tax liabilities in our financial statements, in amounts that would be significant.

Transactions in our common stock by our insiders could depress the market price of our common stock.  Sales of or hedging transactions such as collars relating to our shares by John C. Malone, a director of our company and our former Chairman of the Board, Gregory B. Maffei, our former Chief Executive Officer and current Chairman of the Board, or Michael George, our current Chief Executive Officer, or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our common stock.

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

John C. Malone, a director of our company and our former Chairman of the Board, beneficially owns shares representing the power to direct approximately 37.6% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94.5% of the outstanding shares of our Series B QVC Group common stock as of March 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the split-off of Liberty Media Corporation from the Company in September 2011 (the “LMC Split-Off”), notwithstanding the fact that the Qurate Retail common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of Qurate Retail’s Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Qurate Retail common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Qurate Retail common stock. In connection with the spin-off of the Company’s former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. On October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or  Liberty Ventures common stock. On September 19, 2017, the board authorized the repurchase of an additional $1 billion of Series A QVC Group common stock. In March 2018, the board authorized the repurchase of an additional $693 million of Series A QVC Group common stock.

A summary of the repurchase activity for the three months ended March 31, 2018 is as follows:

	Series A QVC Group Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2018	2,691,104	$26.57	2,691,104	$ 71	million
February 1 - 28, 2018	2,434,571	$27.83	2,434,571	$ 68	million
March 1 - 31, 2018	2,889,976	$26.99	2,889,976	$ 78	million
Total	8,015,651	$27.10	8,015,651

During the three months ended March 31, 2018 29,607 shares of Series A QVC Group common stock and 1,587 shares of Series A Liberty Ventures common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Certificate of Amendment to Restated Certificate of Incorporation of Qurate Retail, Inc., dated as of April 9, 2018 (incorporated by reference to Exhibit 3.1 to Qurate Retail, Inc.’s Current Report on Form 8-K filed on April 10, 2018 (File No. 001-33982) (the “April 8-K”)).

3.2	Amended and Restated Bylaws of Qurate Retail, Inc., as amended effective April 9, 2018 (incorporated by reference to Exhibit 3.2 to the April 8-K).
10.1

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by GCI Liberty, Inc. with the SEC on March 14, 2018 (File No. 001-38385) (the “March 8-K”)).

10.2

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the March 8-K).

10.3	First Amendment to Liberty Interactive Corporation Executive Employment Agreement, dated effective as of March 9, 2018, by and between Liberty Interactive Corporation and Gregory B. Maffei.*
10.4	Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: May 10, 2018	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: May 10, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)