Form 10-Q
period 2018-06-30
Qurate Retail, Inc.
filed 2018-08-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July  31, 2018 was:

Series A common stock	431,019,452
Series B common stock	29,258,343

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$657	903
Trade and other receivables, net of allowance for doubtful accounts of $98 million and $92 million, respectively	1,103	1,726
Inventory, net	1,510	1,411
Other current assets	200	125
Total current assets	3,470	4,165
Investments in equity securities (note 4)	645	2,363
Investments in affiliates, accounted for using the equity method	179	309
Property and equipment, net	1,303	1,341
Intangible assets not subject to amortization (note 8):
Goodwill	7,052	7,082
Trademarks	3,925	3,929
	10,977	11,011
Intangible assets subject to amortization, net (note 8)	1,129	1,248
Other assets, at cost, net of accumulated amortization	126	50
Assets of discontinued operations (note 4)	—	3,635
Total assets	$17,829	24,122

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$925	1,151
Accrued liabilities	926	1,125
Current portion of debt, including $1,024 million and $978 million measured at fair value (note 9)	1,442	996
Other current liabilities	166	169
Total current liabilities	3,459	3,441
Long-term debt, including $361 million and $868 million measured at fair value (note 9)	6,253	7,553
Deferred income tax liabilities	2,091	2,500
Other liabilities	225	242
Liabilities of discontinued operations (note 4)	—	303
Total liabilities	12,028	14,039
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 431,881,764 shares at June 30, 2018 and 449,335,940 shares at December 31, 2017	5	5
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,258,343 shares at June 30, 2018 and 29,203,895 shares at December 31, 2017	—	—
Series C Qurate Retail common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 81,686,659 shares at December 31, 2017	NA	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 4,455,311 shares at December 31, 2017	NA	—
Series C Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	NA	—
Additional paid-in capital	—	1,043
Accumulated other comprehensive earnings (loss), net of taxes	(102)	(133)
Retained earnings	5,784	9,068
Total stockholders' equity	5,687	9,984
Noncontrolling interests in equity of subsidiaries	114	99
Total equity	5,801	10,083
Commitments and contingencies (note 10)
Total liabilities and equity	$17,829	24,122

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Total revenue, net	$3,233	2,352	6,463	4,679
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,050	1,494	4,143	2,999
Operating expense	238	150	466	301
Selling, general and administrative, including stock-based compensation and transaction related costs (note 5)	428	248	880	498
Depreciation and amortization	159	206	322	414
	2,875	2,098	5,811	4,212
Operating income (loss)	358	254	652	467
Other income (expense):
Interest expense	(96)	(89)	(194)	(179)
Share of earnings (losses) of affiliates, net	(46)	(9)	(60)	(36)
Realized and unrealized gains (losses) on financial instruments, net (note 7)	20	101	119	276
Other, net	(13)	(7)	(9)	(6)
	(135)	(4)	(144)	55
Earnings (loss) from continuing operations before income taxes	223	250	508	522
Income tax (expense) benefit	(25)	(76)	(54)	(160)
Earnings (loss) from continuing operations	198	174	454	362
Earnings (loss) from discontinued operations, net of taxes	—	10	141	341
Net earnings (loss)	198	184	595	703
Less net earnings (loss) attributable to the noncontrolling interests	11	9	24	21
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$187	175	571	682

Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock (note 1)	$187	111	329	202
Liberty Ventures common stock (note 1)	—	64	242	480
	$187	175	571	682
				(Continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2018		2017	2018	2017
Basic net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.40	0.25	0.70	0.45
Series A and Series B Liberty Ventures common stock	$	NA	0.64	1.17	1.64
Diluted net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.40	0.24	0.69	0.44
Series A and Series B Liberty Ventures common stock	$	NA	0.63	1.16	1.62

Basic net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.40	0.25	0.70	0.45
Series A and Series B Liberty Ventures common stock	$	NA	0.75	2.81	5.65
Diluted net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.40	0.24	0.69	0.44
Series A and Series B Liberty Ventures common stock	$	NA	0.74	2.78	5.58

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$198	184	595	703
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(96)	56	(25)	83
Recognition of previously unrealized losses (gains) on debt, net	16	—	16	—
Share of other comprehensive earnings (losses) of equity affiliates	(2)	1	(1)	3
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(27)	—	(32)	—
Other comprehensive earnings (loss)	(109)	57	(42)	86
Comprehensive earnings (loss)	89	241	553	789
Less comprehensive earnings (loss) attributable to the noncontrolling interests	7	8	27	26
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$82	233	526	763

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$595	703
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(141)	(341)
Depreciation and amortization	322	414
Stock-based compensation	46	37
Share of (earnings) losses of affiliates, net	60	36
Cash receipts from returns on equity investments	—	14
Realized and unrealized (gains) losses on financial instruments, net	(119)	(276)
Deferred income tax expense (benefit)	(1)	63
Other, net	24	13
Changes in operating assets and liabilities
Current and other assets	188	299
Payables and other liabilities	(263)	(179)
Net cash provided (used) by operating activities	711	783
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(50)	(118)
Capital expended for property and equipment	(98)	(74)
Other investing activities, net	(58)	(29)
Net cash provided (used) by investing activities	(206)	(221)
Cash flows from financing activities:
Borrowings of debt	2,502	1,199
Repayments of debt	(2,381)	(1,497)
GCI Liberty Split-Off	(475)	—
Repurchases of Qurate Retail common stock	(493)	(152)
Withholding taxes on net settlements of stock-based compensation	(21)	(13)
Indemnification payment from GCI Liberty, Inc.	133	—
Other financing activities, net	(21)	(28)
Net cash provided (used) by financing activities	(756)	(491)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	4	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(247)	80
Cash, cash equivalents and restricted cash at beginning of period	912	836
Cash, cash equivalents and restricted cash at end of period	$665	916

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2018

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	571	24	595
Other comprehensive income (loss)	—	—	—	—	—	—	(45)	—	3	(42)
Stock compensation	—	—	—	—	—	46	—	—	—	46
Series A Qurate Retail stock repurchases	—	—	—	—	—	(493)	—	—	—	(493)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Option exercises	—	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(21)	—	—	—	(21)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	76	(70)	—	6
Reattribution of the Ventures Group to the Qurate Retail	—	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	—	(4,362)	—	—	11	(4,351)
Reclassification	—	—	—	—	—	3,785	—	(3,785)	—	—
Balance at June 30, 2018	$—	5	—	—	—	—	(102)	5,784	114	5,801

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

Following these events, Qurate Retail acquired GCI (renamed “GCI Liberty, Inc.”) through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

Following the contribution, Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock. On April 9, 2018, Liberty Interactive Corporation was renamed Qurate Retail, Inc. On May 23, 2018, Qurate Retail amended its charter to eliminate the tracking stock capitalization structure and reclassify each share of QVC Group common stock into one share of the corresponding series of new common stock of Qurate Retail. With respect to events on or after May 23, 2018, we refer to our Series A and Series B common stock as “Qurate Retail common stock.” In July 2018, the Internal Revenue Service (“IRS”) completed its review of the GCI Liberty Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

As a result of repurchases of Series A Qurate Retail common stock and the GCI Liberty Split-Off, the Company’s additional paid-in capital balance was in a deficit position as of June 30, 2018.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($3.8 billion) at June 30, 2018 to retained earnings.

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended June 30, 2018 and 2017, respectively, and $4 million and $5 million was reimbursable to LMC for the six months ended June 30, 2018 and 2017, respectively.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the condensed consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than as previously discussed, upon the adoption of the new revenue standard on January 1, 2018, there were no additional material adjustments to our condensed consolidated balance sheet as of June 30, 2018.

	As reported		Balance without
	Three months ended		adoption of
	June 30, 2018	Impact of ASC 606	ASC 606
	in millions
Net revenue	$3,233	(23)	3,210

Cost of retail sales	$2,050	3	2,053
Selling, general and administrative expenses, including stock-based compensation and transaction related costs	$428	(35)	393
Operating expense	$238	3	241
Income tax (expense) benefit	$(25)	(1)	(26)
Net income	$187	5	192

	As reported		Balance without
	Six months ended		adoption of
	June 30, 2018	Impact of ASC 606	ASC 606
	in millions
Net revenue	$6,463	(88)	6,375

Cost of retail sales	$4,143	(12)	4,131
Selling, general and administrative expenses, including stock-based compensation and transaction related costs	$880	(63)	817
Operating expense	$466	(2)	464
Income tax (expense) benefit	$(54)	2	(52)
Net income	$571	(9)	562

The effect of changes of adoption is primarily due to changes in the timing of revenue recognition and the classification of credit card income for the QVC-branded credit card and the HSN-branded credit card.  Additionally, for the three and six months ended June 30, 2018, revenue is recognized at the time of shipment to our customers consistent with when control passes and credit card income is recognized in revenue. For the three and six months ended June 30, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue, as well as inventory and related expenses, were recorded to account for the shipments in-transit. In addition, credit card income was recognized as an offset to selling, general and administrative expenses.  The Company also recognized a separate $67 million asset (included in other current assets) relating to the expected return of inventory and a $167 million liability (included in other current liabilities) relating to its sales return reserve at June 30, 2018, instead of the net presentation that was used at December 31, 2017.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2018
	QVC U.S.	QVC International	HSN	zulily	Corporate and other	Total
	in millions
Home	$454	235	197	107	203	1,196
Apparel	332	116	24	163	33	668
Beauty	250	158	66	12	—	486
Accessories	194	72	58	110	—	434
Electronics	88	22	77	4	—	191
Jewelry	76	48	36	11	—	171
Other revenue	33	5	15	8	26	87
Total Revenue	$1,427	656	473	415	262	3,233

	Six months ended
	June 30, 2018
	QVC U.S.	QVC International	HSN	zulily	Corporate and other	Total
	in millions
Home	$953	495	424	223	350	2,445
Apparel	612	235	51	319	72	1,289
Beauty	489	302	133	24	—	948
Accessories	380	139	108	224	—	851
Electronics	175	48	163	8	—	394
Jewelry	171	103	73	23	—	370
Other revenue	64	10	30	13	49	166
Total Revenue	$2,844	1,332	982	834	471	6,463

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

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments.  The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted this guidance during the first quarter of 2018.  As the Company has historically measured its investments in equity securities with readily determinable fair values at fair value, the new guidance had no impact on the accounting for these instruments. The Company has elected the measurement alternative for its equity securities without readily determinable fair values and will perform a qualitative assessment of these instruments to identify potential impairments. In addition, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk, however this impact was not material to the overall financial statements for the period ended June 30, 2018.

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

	June 30,	December 31,
	2018	2017
	in millions
Cash and cash equivalents	$657	903
Restricted cash included in other current assets	8	9
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$665	912

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

Accounting Pronouncements Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued new guidance which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements.

Leases.    In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2019. Companies are required to use a modified retrospective approach to adopt this guidance and have an option not to adjust the comparative periods presented. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The preliminary purchase price allocation for HSNi is as follows (amounts in millions):

Cash and cash equivalents	$22
Property and equipment	220
Other assets	752
Goodwill	957
Trademarks	676
Intangible assets subject to amortization	598
Accounts payable & accrued liabilities	(519)
Long-term debt	(467)
Other liabilities assumed	(13)
Deferred tax liabilities	(278)
$1,948

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of customer relationships of $421 million with a weighted average life of approximately 9 years, capitalized software of $16 million with a weighted average life of approximately 1 year, and technology of $161 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes. Subsequent to December 31, 2017, the preliminary purchase price allocation was adjusted, resulting in an increase of $6 million to property and equipment, $4 million to accounts payable and accrued liabilities, $7 million to debt, $1 million to other liabilities assumed and $7 million to goodwill, and corresponding decreases of $3 million to deferred tax liabilities and $4 million to intangible assets subject to amortization. As of June 30, 2018, the valuation related to the purchase is not final and the purchase price allocation is preliminary and subject to revision.  The primary areas of the purchase price allocation that are not yet finalized are related to certain fixed and intangible assets, liabilities and tax balances.

The pro forma revenue and net earnings from continuing operations of Qurate Retail, prepared utilizing the historical financial statements of HSNi, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2017	2017
	amounts in millions
Revenue	$3,173	6,287
Net earnings (loss) from continuing operations	$185	365

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

Included in revenue in the accompanying condensed consolidated statements of operations is zero dollars and $6 million for the three months ended June 30, 2018 and 2017, respectively, and $3 million and $10 million for the six months ended June 30, 2018 and 2017, respectively, related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of zero dollars and less than a million dollars for the three months ended June 30, 2018 and 2017, respectively, and losses of $2 million for both of the six months ended June 30, 2018 and 2017, related to Evite.  Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 is $43 million related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of zero dollars and $2 million for the three months ended June 30, 2018 and 2017, respectively, and less than a million dollars and $3 million for the six months ended June 30, 2018 and 2017, respectively, related to LendingTree. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 is $115 million related to LendingTree.

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

Certain financial information for the Company’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations is as follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2018	2017	2018	2017
		amounts in millions
Earnings (loss) before income taxes	$	NA	15	187	541
Income tax (expense) benefit	$	NA	(5)	(46)	(200)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2018	2017	2018	2017
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	0.11	1.64	4.01
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	0.11	1.62	3.96

Prior to the GCI Liberty Split-Off, Qurate Retail accounted for the investment in Liberty Broadband at its fair value. Accordingly, Liberty Broadband’s assets, liabilities and results of operations were not included in Qurate Retail’s consolidated financial statements. Summary financial information for Liberty Broadband for the periods prior to the GCI Liberty Split-Off is as follows:

December 31,
2017
amounts in millions
Current assets	$84
Total assets	$11,932
Current liabilities	$11
Total liabilities	$1,445
Equity	$10,487

	Three months ended	Six months ended
	June 30,	June 30,
	2017	2017
	amounts in millions
Operating income	$(7)	(14)
Share of earnings (loss) of affiliate	$11	30
Gain (loss) on dilution of investment in affiliate	$(7)	(38)
Income tax (expense) benefit	$3	11
Net earnings (loss) attributable to Liberty Broadband shareholders	$(3)	(17)

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $23 million and $21 million of stock-based compensation during the three months ended June 30, 2018 and 2017, respectively, and $46 million and $37 million of stock-based compensation during the six months ended June 30, 2018 and 2017, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the six months ended June 30, 2018:

	For the six months ended June 30,
	2018
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC employees (1)	2,924	$8.76
Series A Qurate Retail common stock, zulily employees (1)	311	$8.77
Series A Qurate Retail common stock, HSNi employees (1)	859	$8.77
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (2)	175	$8.84
Series B Liberty Ventures common stock, Qurate Retail Chairman of the Board (2)	143	$16.55

(1)	Grants mainly vest semi-annually over four years.
(2)	Grants cliff vest on December 31, 2018. Grants were made in connection with his employment agreement.

In addition to the stock option grants to the Qurate Retail Chairman of the Board and in connection with our Chairman’s employment agreement, Qurate Retail granted performance based RSUs to him. During the six months ended June 30, 2018, Qurate Retail granted 124 thousand performance-based RSUs of Series B Qurate Retail common stock.  The RSUs had a GDFV of $27.56 per share at the time they were granted.  The performance-based RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

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

Qurate Retail—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	32,361	$23.48
Granted	4,094	$27.54
Exercised	(1,253)	$18.23
Forfeited/Cancelled	(1,006)	$27.24
Outstanding at June 30, 2018	34,196	$24.05	3.9	years	$48
Exercisable at June 30, 2018	21,024	$23.06	2.9	years	$42

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,643	$27.16
Granted	175	$27.77
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2018	1,818	$27.22	3.9	years	$—
Exercisable at June 30, 2018	997	$25.40	4.8	years	$—

 The grant, exercise and forfeiture/cancellation activity for Liberty Ventures Series A and B shares was immaterial during the period from January 1, 2018 through March 9, 2018, and no Awards were outstanding as of June 30, 2018. All of the outstanding Awards of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

As of June 30, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $96 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of June 30, 2018,  Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 34.2 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Qurate Retail Common Stock

Excluded from diluted EPS for the three months ended June 30, 2018 and 2017, are 28 million and 16 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS, for the six months ended June 30, 2018 and 2017, are 28 million and 16 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	number of shares in millions
Basic WASO	467	451	472	452
Potentially dilutive shares	4	4	4	3
Diluted WASO	471	455	476	455

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS for the six months ended June 30, 2018 were 2 million potential common shares, because their inclusion would have been antidilutive. No potential common shares were excluded from diluted EPS for the three and six months ended June 30, 2017, and the three months ended June 30, 2018.

	Liberty Ventures Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2018 (1)	2017	2018	2017
	number of shares in millions
Basic WASO	NA	85	86	85
Potentially dilutive shares	NA	1	1	1
Diluted WASO	NA	86	87	86

(1)	All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2018			December 31, 2017
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$356	356	—	655	655	—
Equity securities	$550	550	—	2,275	2,275	—
Indemnification asset	$85	—	85	—	—	—
Debt	$1,385	—	1,385	1,846	—	1,846

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

 Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. Within six months of the GCI Liberty Split-Off, Qurate Retail, LI LLC and GCI Liberty agreed to cooperate, and reasonably assist each other, with respect to the commencement and consummation of one or more privately negotiated transactions, a tender offer or other purchase transactions (each, a “Purchase Offer”) whereby LI LLC will offer to purchase the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty will indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in a Purchase Offer for an amount by which the purchase price for such debenture exceeds the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture net of certain tax benefits, if any, attributable to such 1.75% Exchangeable Debenture.  In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million.

 Following the initial six month period, the remaining indemnification to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of June 30, 2018 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of June 30, 2018, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheets. Additionally, as of June 30, 2018, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Equity securities	$30	162	144	422
Exchangeable senior debentures	26	(55)	43	(139)
Indemnification asset	(35)	—	(64)	—
Other financial instruments	(1)	(6)	(4)	(7)
	$20	101	119	276

(8)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QVC	HSN	zulily	Other	Total
	amounts in millions
Balance at January 1, 2018	$5,190	933	917	42	7,082
Foreign currency translation adjustments	(12)	—	—	—	(12)
Disposition (1)	—	—	—	(25)	(25)
Other (2)	—	7	—	—	7
Balance at June 30, 2018	$5,178	940	917	17	7,052

(1)	As a result of the GCI Liberty Split-Off on March 9, 2018, the Company disposed of its wholly-owned subsidiary Evite, resulting in a $25 million decrease to goodwill.
(2)	As discussed in note 3, the preliminary purchase price allocation for the HSNi acquisition was adjusted, resulting in a $7 million increase to goodwill.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $106 million and $163 million for the three months ended June 30, 2018 and 2017, respectively, and $215 million and $325 million for the six months ended June 30, 2018 and 2017, respectively.  Based on its amortizable intangible assets as of June 30, 2018,  Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$196
2019	$264
2020	$197
2021	$141
2022	$76

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2018	June 30, 2018	December 31, 2017
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	433	322	316
3.75% Exchangeable Senior Debentures due 2030	435	319	318
3.5% Exchangeable Senior Debentures due 2031	323	381	342
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	332	361	868
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC Bank Credit Facilities	1,335	1,335	1,763
HSNi Bank Credit Facilities	480	480	460
Other subsidiary debt	186	186	170
Deferred loan costs	—	(26)	(24)
Total consolidated Qurate Retail debt	$7,865	7,695	8,549
Less current classification		(1,442)	(996)
Total long-term debt		$6,253	7,553

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

The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and zulily and each of their restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; limiting QVC’s consolidated leverage ratio, which is defined in the Third Amended Restated Credit Agreement as QVC’s consolidated total debt to Adjusted OIBDA (as defined in note 11) ratio for the most recent four fiscal quarter period; and limiting the Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 3.5% at June 30, 2018. Availability under the Third Amended and Restated Credit Agreement at June 30, 2018 was $1.3 billion, including the remaining portion of the $400 million tranche available to zulily.

HSNi Bank Credit Facility

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which was secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries had unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which included a $750 million revolving credit facility and a $500 million term loan, could be increased up to $1.75 billion subject to certain conditions and was set to expire on January 27, 2020. On December 29, 2017, the Credit Agreement was amended, the outstanding balance on the term loan was repaid, and the revolving credit facility was increased to $1 billion.  The maturity of the revolving credit facility was extended to December 29, 2022.  Loans under the amended Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 1.75% or the Base Rate (as defined in the amended Credit Agreement) plus a predetermined margin that ranges from 0.25% to 0.75%. HSNi pays a commitment fee ranging from 0.20% to 0.30% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amended Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x (as defined in the amended Credit Agreement). The interest rate on the $480 million outstanding long-term debt balance as of June 30, 2018 was 3.5%.  The amount available to HSNi under the revolving credit facility portion of the amended Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $7.7 million as of June 30, 2018. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2018, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $512 million.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of June 30, 2018 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030, and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because the Company does not own shares to redeem the debentures.  For the remaining exchangeables, the Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of June 30, 2018 as they are currently redeemable.

Debt Covenants

Qurate Retail, QVC, HSNi and other subsidiaries of Qurate Retail are in compliance with all debt covenants at June 30, 2018.

Other Subsidiary Debt

Other subsidiary debt at June 30, 2018 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2018 are as follows (amounts in millions):

Senior debentures	$854
QVC senior secured notes	$3,479

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2018.

(10)   Commitments and Contingencies

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

QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term, which occurs in July and August of 2018, with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

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

(11)   Information About Qurate Retail's Operating Segments

Qurate Retail, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries. Qurate Retail identifies its reportable segments as (A) those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Qurate Retail's annual pre-tax earnings.

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

During the second quarter of 2018 the Company changed its reportable segments to include QVC U.S. and QVC International, and presented prior period information to conform with this change. Previously, QVC was considered one reportable segment.  As a result of the GCI Liberty Split-Off, and the related management transitions, a new Chief Operating Decision Maker (“CODM”) was identified, and the information that the new CODM reviews is aggregated differently than it was prior to the Transactions.

For the six months ended June 30, 2018, Qurate Retail has identified the following operating segments as its reportable segments:

•

QVC U.S. and QVC International – QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of its televised shopping programs and via the Internet through its domestic and international websites and mobile applications.

•

HSN – HSN markets and sells a wide variety of consumer products primarily in the United States by means of its televised shopping programs and via the Internet and mobile transactions through its domestic websites.

•

zulily – zulily markets and sells a wide variety of consumer products in the United States and several foreign countries through flash sales events, primarily through its desktop, mobile and app experiences.

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

Performance Measures

	Three months ended June 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC U.S.	$1,427	355	1,367	361
QVC International	656	100	612	107
HSN	473	46	NA	NA
zulily	415	29	367	26
Corporate and other	262	12	6	(13)
Consolidated Qurate Retail	$3,233	542	2,352	481

	Six months ended June 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC U.S.	$2,844	681	2,737	697
QVC International	1,332	207	1,207	205
HSN	982	89	NA	NA
zulily	834	56	726	41
Corporate and other	471	1	10	(25)
Inter-segment eliminations	—	—	(1)	—
Consolidated Qurate Retail	$6,463	1,034	4,679	918

Other Information

	June 30, 2018
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC U.S.	$9,191	40	42
QVC International	2,148	—	26
HSN	2,723	—	6
zulily	2,245	—	12
Corporate and other	1,522	139	12
Consolidated Qurate Retail	$17,829	179	98

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$542	481	1,034	918
Stock-based compensation	(23)	(21)	(46)	(37)
Depreciation and amortization	(159)	(206)	(322)	(414)
Transaction related costs	(2)	—	(14)	—
Operating income (loss)	358	254	652	467
Interest expense	(96)	(89)	(194)	(179)
Share of earnings (loss) of affiliates, net	(46)	(9)	(60)	(36)
Realized and unrealized gains (losses) on financial instruments, net	20	101	119	276
Other, net	(13)	(7)	(9)	(6)
Earnings (loss) before income taxes	$223	250	508	522

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

For additional risk factors, please see Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QVC U.S. and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. On December 29, 2017, we acquired the approximately 62% of HSN, Inc. (“HSNi”) we did not already own in an all-stock transaction (the “Merger”) making HSNi a wholly-owned subsidiary. HSNi has two main operating segments: its televised shopping business “HSN” and its catalog retail business “Cornerstone.”  HSN is a reportable segment, and Cornerstone is included in the “Corporate and other” reportable segment. On October 1, 2015 we acquired zulily, llc (“zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. zulily is a reportable segment.

Our “Corporate and other” category includes our consolidated subsidiary Cornerstone, along with various cost and equity method investments. See discussion below for the entities that were included in Corporate and other in prior periods.

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

Following these events, Qurate Retail acquired GCI (renamed “GCI Liberty, Inc.”) through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty

Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

Following the contribution, Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock. On April 9, 2018, Liberty Interactive Corporation was renamed Qurate Retail, Inc. On May 23, 2018, Qurate Retail amended its charter to eliminate the tracking stock capitalization structure and reclassify each share of QVC Group common stock into one share of the corresponding series of new common stock of Qurate Retail. With respect to events on or after May 23, 2018, we refer to our Series A and Series B common stock as “Qurate Retail common stock.” In July 2018, the Internal Revenue Service (“IRS”) completed its review of the GCI Liberty Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
QVC U.S.	$1,427	1,367	2,844	2,737
QVC International	656	612	1,332	1,207
HSN	473	NA	982	NA
zulily	415	367	834	726
Inter-segment eliminations	—	—	—	(1)
Corporate and other	262	6	471	10
Consolidated Qurate Retail	$3,233	2,352	6,463	4,679

Former QVC Group	(a)	2,346	(a)	4,669
Former Ventures Group	(a)	6	(a)	10

Operating Income (Loss)
QVC U.S.	$288	225	542	427
QVC International	82	81	171	150
HSN	20	NA	33	NA
zulily	(27)	(29)	(55)	(68)
Corporate and other	(5)	(23)	(39)	(42)
Consolidated Qurate Retail	$358	254	652	467

Former QVC Group	(a)	265	(a)	491
Former Ventures Group	(a)	(11)	(a)	(24)

Adjusted OIBDA
QVC U.S.	$355	361	681	697
QVC International	100	107	207	205
HSN	46	NA	89	NA
zulily	29	26	56	41
Corporate and other	12	(13)	1	(25)
Consolidated Qurate Retail	$542	481	1,034	918

Former QVC Group	(a)	488	(a)	933
Former Ventures Group	(a)	(7)	(a)	(15)

(a)

Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the six months ended June 30, 2018.   No revenue, operating loss or Adjusted OIBDA was attributed to the Ventures Group for the three months ended June 30, 2018.

Revenue.    Consolidated Qurate Retail revenue increased 37.5% or $881 million and 38.1% or $1,784 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The increases in the three and six months ended June 30, 2018 were due in part to the acquisition of HSN which had revenue of $473 million and $982 million for the three and six months ended June 30, 2018, respectively. The increase in Corporate and other revenue was primarily due to the acquisition of Cornerstone which had revenue of $262 million and $468 million for the three and six months ended June 30, 2018, respectively. The increase was also due to increased revenue at QVC U.S. of $60 million and $107 million for the three and six month periods ended June 30, 2018, respectively, increased revenue at QVC International of $44 million and $125 million for the three and six months ended June 30, 2018, respectively, and increased revenue at zulily of $48 million and $108 million for the three and six month periods ended June 30, 2018, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $23 million and $21 million of stock-based compensation for the three months ended June 30, 2018 and 2017, respectively, and $46 million and $37 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $2 million for the three months ended June 30, 2018 was primarily due to an increase in stock compensation expense at QVC of $2 million, Corporate of $2 million, HSN of $1 million, and Cornerstone of $1 million, partially offset by a decrease in stock compensation expense related to Liberty Ventures of $4 million as a result of the GCI Liberty Split-Off.  The increase of $9 million for the six months ended June 30, 2018 was primarily due to an increase in stock compensation expense at QVC of $6 million, HSN of $3 million, Corporate of $2 million, and Cornerstone of $2 million, partially offset by a decrease in stock compensation expense related to Liberty Ventures of $4 million as a result of the GCI Liberty Split-Off. As of June 30, 2018, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $96 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately  2.3 years.

Operating income.    Our consolidated operating income increased 40.9% or $104 million and 39.6% or $185 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The increase in operating income for the three months ended June 30, 2018 was primarily due to an increase in operating income at QVC U.S. of $63 million, the acquisition of HSN which had operating income of $20 million, an $18 million decrease in operating loss in the Corporate and other segment, and a decrease in operating losses at zulily of $2 million. The increase for the six months ended June 30, 2018 was primarily due to an increase in operating income at QVC U.S. of $115 million, an increase in operating income at QVC International of $21 million, the acquisition of HSN which had operating income of $33 million,  a decrease in operating losses at zulily of $13 million, and a $3 million decrease in operating loss in the Corporate and other segment. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income and Earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA increased 12.7% or $61 million and 12.6% or $116 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year.  The increase in Adjusted OIBDA for the three months ended June 30, 2018 was primarily due to the acquisition of HSN which had Adjusted OIBDA of $46 million, an increase in Corporate and other Adjusted OIBDA of $25 million primarily related to Cornerstone, and an increase at zulily of $3 million, partially offset by a decrease at QVC U.S. of $6 million and a decrease at QVC International of $7 million. The increase in Adjusted OIBDA for the six months ended June 30, 2018 was primarily due to the acquisition of HSN which had Adjusted OIBDA of $89 million, an increase in Corporate and other Adjusted OIBDA of $26 million primarily related to Cornerstone, an increase at zulily of $15 million, and an increase at QVC International of $2 million, partially offset by a decrease at QVC U.S. of $16 million.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions

Interest expense	$(96)	(89)	(194)	(179)
Share of earnings (losses) of affiliates	(46)	(9)	(60)	(36)
Realized and unrealized gains (losses) on financial instruments, net	20	101	119	276
Other, net	(13)	(7)	(9)	(6)
Other income (expense)	$(135)	(4)	(144)	55

Former QVC Group	(a)	(76)	(a)	(140)
Former Ventures Group	(a)	72	(a)	195

(a)

Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the six months ended June 30, 2018. No other income was attributed to the Ventures Group for the three months ended June 30, 2018.

Interest expense.    Interest expense increased for the three and six months ended June 30, 2018,  as compared to the corresponding periods in the prior year, primarily due to the HSNi Bank Credit Facilities that were not included at June 30, 2017 as HSNi was not consolidated as of that date, and a higher interest rate and increase in the amount outstanding on the QVC Bank Credit Facilities during the three and six months ended June 30, 2018, compared to the same periods in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended			Six months ended
	June 30,			June 30,
	2018		2017	2018	2017
	amounts in millions
HSNi (1)	$	NA	7	NA	23
FTD (2)		(33)	—	(41)	(5)
LendingTree (3)		NA	1	—	3
Other (4)		(13)	(17)	(19)	(57)
		$(46)	(9)	(60)	(36)

(1)

On December 29, 2017, the Company acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary of the Company.  As HSNi is no longer an equity affiliate as of this date, the Company has not recorded share of earnings (losses) related to HSNi for the three and six months ended June 30, 2018.

(2)	FTD recorded an impairment during the second quarter of 2018, and Qurate Retail recorded its portion of FTD’s impairment.
(3)

As a result of the GCI Liberty Split-Off, LendingTree is no longer an equity affiliate of the Company as of March 9, 2018, and the Company’s share of LendingTree’s losses for the three and six months ended June 30, 2018 are recorded through March 9, 2018.

(4)

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

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Equity securities	$30	162	144	422
Exchangeable senior debentures	26	(55)	43	(139)
Indemnification asset	(35)	—	(64)	—
Other financial instruments	(1)	(6)	(4)	(7)
	$20	101	119	276

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease in unrealized gains for the three and six months ended June 30, 2018, compared to the corresponding periods in the prior year, was primarily driven by a decrease in the unrealized gain on the investment in Charter and the reattribution of Charter to GCI Liberty in the GCI Liberty Split-Off, a decrease in unrealized gains on the investment in ILG, and an unrealized loss on the indemnification asset as a result of the GCI Liberty Split-Off, partially offset by an increase in unrealized gains on exchangeable debt.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net increased by $6 million and $3 million for the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in the prior year, primarily due to a loss on extinguishment related to the exchange of the 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) in June 2018 (see note 7 of the accompanying condensed consolidated financial statements), partially offset by an increase in foreign exchange gains and interest income.

Income taxes. We had income tax expense of $25 million and $76 million for the three months ended June 30, 2018 and 2017, respectively, and $54 million and $160 million for the six months ended June 30, 2018 and 2017, respectively.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended June 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter, partially offset by an increase in the valuation allowance against certain deferred tax assets. Income tax expense was lower than the U.S. statutory tax rate of 21% during the six months ended June 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter, partially offset by an increase in the valuation allowance against certain deferred tax assets.  Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and six months ended June 30, 2017, due to the receipt of a taxable dividend that under U.S. tax law is subject to a dividends received deduction and to tax credits and incentives generated by our alternative energy investments partially offset by state taxes, net of federal benefit.

Net earnings. We had net earnings of $198 million and $184 million for the three months ended June 30, 2018 and 2017, respectively, and net earnings of $595 million and $703 million for the six months ended June 30, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2018, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Third Amended and Restated Credit Facility”)) and HSNi’s Bank Credit Facility, as discussed in note 9 of the accompanying condensed consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC, zulily and HSNi, due to a requirement that a leverage ratio (defined as the ratio of subsidiaries’ consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained.

During the three months ended June 30, 2018 there have been no changes to our corporate or subsidiary debt credit ratings.

As of June 30, 2018,  Qurate Retail's liquidity position consisted of the following:

	Cash and cash	Equity
	equivalents	securities
	amounts in millions
QVC	$485	—
HSNi	19	—
zulily	29	—
Corporate and other	124	645
Total Qurate Retail	$657	645

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1.3  billion under the Third Amended and Restated Credit Facility at June 30, 2018, including the remaining portion of the $400 million tranche that zulily may utilize, and borrowing capacity of $512 million under the HSNi Credit Facility. As of June 30, 2018, QVC had approximately $263 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 52% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).  QVC believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2018	2017
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$711	783
Net cash provided (used) by investing activities	$(206)	(221)
Net cash provided (used) by financing activities	$(756)	(491)

During the six months ended June 30, 2018,  Qurate Retail's primary uses of cash were the GCI Liberty Split-Off of $475 million, and the repurchase of Series A Qurate Retail common stock of $493 million, offset by the net borrowings of certain debt obligations of approximately $121 million (including the repurchase of a portion of the 1.75% Exchangeable Debentures due 2046).

The projected uses of Qurate Retail cash for the remainder of 2018 are the continued capital improvement spending of approximately $190 million, the repayment of certain debt obligations (including approximately $160 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2 and Beauty iQ. QVC U.S. programming is also available on QVC.com, QVC’s U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Facebook, etc.).

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.

Additionally, QVC also has a 49% interest in a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio which operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded in share of earnings (losses) of affiliates, net in the condensed consolidated statements of operations.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Net revenue	$2,083	1,979	4,176	3,944
Cost of sales	(1,286)	(1,230)	(2,606)	(2,473)
Operating	(144)	(137)	(289)	(274)
SG&A expenses (excluding stock-based compensation and transaction related costs )	(198)	(144)	(393)	(295)
Adjusted OIBDA	455	468	888	902
Stock-based compensation	(11)	(8)	(20)	(14)
Depreciation and amortization	(74)	(154)	(151)	(311)
Transaction related costs	—	—	(4)	—
Operating income	$370	306	713	577

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
QVC U.S.	$1,427	1,367	2,844	2,737
QVC International	656	612	1,332	1,207
Consolidated QVC	$2,083	1,979	4,176	3,944

QVC's consolidated net revenue increased 5.3% and 5.9% for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The increase in net revenue of $104 million for the three month period was primarily comprised of a $123 million increase due to a 5.5% increase in units sold, $36 million due to favorable foreign currency rates, $26 million due to the inclusion of QVC-branded credit card income (“Q-Card Income”) in the U.S., due to the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A for the three months ended June 30, 2017, and a $6 million increase in shipping and handling revenue. These increases were partially offset by a decrease of $85 million due to a 3.6% decrease in average selling price per unit ("ASP") and an increase in estimated product returns of $2 million.  The increase in net revenue of $232 million for the six month period was primarily comprised of a $244 million increase due to a 5.5% increase in units sold, $103 million in favorable foreign currency exchange rates, $52 million due to the inclusion of Q-Card Income in the U.S., and a $6 million increase in shipping and handling revenue. The increase was offset by a $137 million decrease due to a 2.9% decrease in ASP and an increase in estimated product returns of $35 million, primarily in the U.S. and Germany. The changes in units sold, foreign exchange rates, ASP and estimated products returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of new accounting guidance on revenue from contracts with customers.  The impact of this change was a $5 million decrease and an $18 million increase to net revenue in comparison to net revenue for the three and six months ended June 30, 2018, respectively, without the adoption of new accounting guidance on revenue from contracts with customers.

During the three and six months ended June 30, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC U.S.	4.4%	—%	4.4%	3.9%	—%	3.9%
QVC International	7.2%	5.8%	1.4%	10.4%	8.6%	1.8%

QVC U.S. net revenue growth for the three months ended June 30, 2018 was primarily due to a 6.2% increase in units shipped, $26 million due to the inclusion of Q-Card Income in the U.S. which was previously recorded as an offset to SG&A expenses for the three months ended June 30, 2017, and a $4 million increase in shipping and handling revenue. The increase was offset by a decrease of 3.9% in ASP and $4 million increase in estimated product returns. For the three months ended June 30, 2018, QVC U.S. experienced shipped sales increases in accessories and apparel, and decreases in electronics, home, beauty and jewelry. For the six months ended June 30, 2018, QVC U.S. net revenue increase was due to a 6.9% increase in units shipped, $52 million due to the inclusion of Q-Card Income in the U.S., and a $4 million increase in shipping and handling revenue. The increase was offset by a decrease of 3.9% in ASP and a $30 million increase in estimated product returns. For the six months ended June 30, 2018, QVC U.S. experienced shipped sales increases in home, accessories, and apparel, and decreases in electronics, beauty, and jewelry.

QVC International net revenue growth in constant currency for the three months ended June 30, 2018 was primarily due to a 4.2% increase in units shipped, driven by increases in all markets except Italy. This increase was offset by a 3.3% decrease in ASP, primarily driven by the U.K. and Japan. For the three months ended June 30, 2018, QVC International experienced shipped sales growth in constant currency in home, accessories, and beauty, with decreases in electronics, apparel and jewelry. Net revenue growth in constant currency for the six months ended June 30, 2018 was primarily due to a 3.1% increase in units shipped, driven by increases in all markets except Italy. This was offset by a 1.3% decrease in ASP, primarily driven by U.K. and Japan, and a $4 million increase in estimated product returns. For the six months ended June 30, 2018, QVC International experienced shipped sales growth in constant currency in electronics, home, accessories, and beauty, with decreases in apparel and jewelry.

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

QVC's cost of sales as a percentage of net revenue was 61.7% and 62.4% for the three and six months ended June 30, 2018, respectively, compared to 62.2% and 62.7% for three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, cost of sales as a percentage of revenue decreased primarily due to the inclusion of Q-Card Income in net revenue, which was previously recorded as an offset to SG&A expenses, offset somewhat by higher warehouse and freight costs associated with the reduction of the ASP.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $7 million or 5.1% and $15 million or 5.5% for the three and six months ended June 30, 2018,  respectively, compared to the same periods in the prior year. For the three months ended June 30, 2018, operating expenses increased primarily due to a $3 million increase in credit card processing fees in the U.S., a $1 million increase in commissions primarily in the U.K. and Japan, and $3 million from unfavorable foreign currency exchange rates. For the six months ended June 30, 2018 operating expenses increased primarily due to a $7 million increase in credit card fees in the U.S., a $3 million increase in commissions primarily in the U.K. and Japan, and $7 million from unfavorable foreign currency exchange rates.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, marketing, advertising expenses and during 2017, credit card income. Such expenses increased $54 million and $98 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from

7.3% to 9.5% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, and increased from 7.5% to 9.4% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.  For the three months ended June 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $26 million as a result of the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A expenses for the three months ended June 30, 2017. Additionally, there was a $7 million increase in bad debt expense, a $6 million increase in outside services primarily in the U.S. and Germany, a $4 million increase in personnel costs primarily in the U.S. and the U.K., a $5 million increase due to unfavorable exchange rates, a $2 million increase in U.S. franchise taxes, and a $2 million increase in marketing expenses primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods mostly related to the Easy-Pay program in the U.S. during the three months ended June 30, 2017.

For the six months ended June 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $52 million as a result of the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A expenses for the six months ended June 30, 2017. Additionally, there was a $15 million increase due to unfavorable exchange rates, a $9 million increase in outside services, primarily in the U.S. and Germany, an $8 million increase in personnel costs in the U.S. and the U.K., a $4 million increase in bad debt expense, a $2 million increase in U.S. franchise taxes, and a $3 million increase in marketing expense primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the six months ended June 30, 2017.

Depreciation and amortization consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Affiliate agreements	$—	37	1	73
Customer relationships	1	43	2	84
Acquisition related amortization	1	80	3	157
Property and equipment	36	37	74	78
Software amortization	21	22	43	46
Channel placement amortization and related expenses	16	15	31	30
Total depreciation and amortization	$74	154	151	311

For the three and six months ended June 30, 2018,  acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of the Company’s acquisition of QVC in 2003.

Transaction related costs increased by $4 million for the six months ended June 30, 2018, respectively, as compared to the corresponding period in the prior year due to incremental expenses directly related to the acquisition of HSNi incurred during the first quarter of 2018. There were no transaction related costs incurred during the three months ended June 30, 2018.

HSN.    On December 29, 2017, Qurate Retail acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary. As HSNi’s Cornerstone operating segment was included in the “Corporate and other” reportable segment (see note 11 in the accompanying condensed consolidated financial statements), the information presented in this section relates to the HSN reportable segment. Although HSN’s results are only included in Qurate Retail’s results since January 1, 2018, we believe a discussion of HSN’s stand alone results compared to the prior year period promotes a better understanding of the overall results of its business.

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

HSN’s stand-alone operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017 (1)	2018	2017 (1)
	amounts in millions
Net revenue	$473	533	982	1,095
Cost of sales	(303)	(348)	(639)	(721)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(124)	(135)	(254)	(275)
Adjusted OIBDA	46	50	89	99
Stock-based compensation	(1)	1	(3)	(3)
Depreciation and amortization	(23)	(8)	(47)	(16)
Transaction related costs	(2)	(4)	(6)	(4)
Operating income (loss)	$20	39	33	76

(1)	HSN has reclassified certain costs between financial statement line items to conform with Qurate Retail’s reporting structure for ease of comparability for the periods presented.

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

HSN’s net revenue decreased 11.3% and 10.3% for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three months ended June 30, 2018 was primarily attributed to a 18.4% decrease in units shipped, partially offset by a 5.8% increase in ASP and a 1.0% improvement in the sales return rate from 15.6% to 14.6% and an increase in shipping revenue. The sales mix shifted from apparel, jewelry and electronics to home, accessories and beauty. The decrease in net revenue for the six months ended June 30, 2018 was primarily attributed to a 12.3% decrease in units shipped, partially offset by a 0.8% improvement in the sales return rate from 15.3% to 14.5%. The sales mix shifted from apparel, electronics and jewelry to home, beauty and accessories. The three and six months ended June 30, 2018 includes $3.4 million and $7.3 million of revenue, respectively, associated with HSN’s private label credit card program which was reclassified from SG&A to net revenue due to the adoption of new accounting guidance on revenue from contracts with customers.

HSN's cost of sales as a percentage of net revenue was 64.1% and 65.3% for the three months ended June 30, 2018 and 2017, respectively, and 65.1% and 65.8% for the six months ended June 30, 2018 and 2017, respectively. The decrease for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year, was primarily attributed to higher product and shipping margins driven by less clearance and promotional activity partially offset by higher inventory reserves. The increase in inventory reserves was due to a growth in inventory levels and a $3.3 million change in estimate in the prior year.  During the three months ended June 30, 2017, HSN reduced its inventory reserve estimates for certain product categories.

HSN’s SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, commissions, information technology, order processing and customer service expenses, credit card processing fees, credit card income (prior to the change in revenue recognition due to ASC 606), provision for doubtful accounts, productions costs and marketing and advertising expense. These expenses decreased $11 million, and as a percentage of net revenue, increased from 25.3% to 26.2% for the three months ended June 30, 2018, as compared to the same period in the prior year, and decreased $21 million, and as a percentage of net revenue, increased from 25.1% to 25.9% for the six months ended June 30, 2018, as compared to the same period in the prior year.  The prior year period includes $4 million and $8 million of revenue for the three and six months ended June 30, 2017, respectively, associated with HSN’s private label credit card program which was previously classified as an offset to expenses in SG&A prior to the change in revenue recognition due to ASC 606.  If this revenue had been reclassified to conform with the current year presentation, HSN’s SG&A expenses would have decreased $16 million and $30 million, and as a percentage of net revenue, increased from 25.8% to 26.2% for the three months ended June 30, 2018 as compared to the same period in the prior year, and increased from 25.7% to 25.9% for the six months ended June 30, 2018 as compared to the same period in the prior year. The decrease in SG&A expense for the three months ended June 30, 2018 was primarily due to lower personnel costs of $7 million, a decrease in bad debt expense of $4 million related to HSN’s Flexpay program and lower credit card fees.  The decrease in SG&A expense for the six months ended June 30, 2018 was primarily due to lower personnel costs of $15 million, a decrease in bad debt expense of $6 million and lower credit card, cable distribution and consulting costs. The decrease in personnel costs was primarily due to synergies realized from the QVC integration. The decrease in bad debt expense is due to lower usage and improved loss rates of HSN’s Flexpay program. The increase in expense as a percentage of net revenue was driven by the classification of the credit card income and fixed cable distribution costs, partially offset by the decrease in bad debt expenses.

Stock-based compensation includes compensation related to stock options, stock appreciation rights and restricted stock units granted to certain employees. Stock-based compensation expense increased $2 million and remained flat for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The current year periods included stock-based compensation expense due to the integration-related synergies while the prior year periods included the reversal of expense for unvested awards upon the resignation of HSNi’s former Chief Executive Officer.

HSN’s depreciation and amortization expense increased $15 million and $31 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year.  The increase in 2018 is primarily attributed to amortization of intangible assets recognized in purchase accounting.

Transaction related costs for the three and six months ended June 30, 2018 were $2 million and $6 million, respectively, and included incremental severance and integration expenses directly related to the acquisition of HSNi by Qurate Retail in December 2017.  Transaction costs for the three and six months ended June 30, 2017 were $4 million and included costs for financial advisory and legal services HSNi incurred in anticipation of the Merger.

zulily.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way women shop. Through its desktop, mobile and app experiences, zulily helps its customers discover new products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily's stand-alone operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Net revenue	$415	367	834	726
Costs of sales	(300)	(265)	(609)	(528)
Operating	(11)	(11)	(23)	(22)
SG&A expenses (excluding stock-based compensation)	(75)	(65)	(146)	(135)
Adjusted OIBDA	29	26	56	41
Stock-based compensation	(4)	(4)	(8)	(8)
Depreciation and amortization	(52)	(51)	(103)	(101)
Operating income (loss)	$(27)	(29)	(55)	(68)

zulily's consolidated net revenue increased 13.1% and 14.9% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three months and six months ended June 30, 2018 was primarily attributed to a 30.6% increase in active customers year over year. An active customer is defined as an individual who has purchased at least once in the last twelve months, measured from the last date of a period.

zulily's cost of sales as a percentage of revenue was 72.3% and 72.2% for the three months ended June 30, 2018 and 2017, respectively, and 73.0% and 72.7% for the six months ended June 30, 2018 and 2017, respectively. For the three and six months ended June 30, 2018, the increase was primarily due to higher shipping expenses.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended June 30, 2018, operating expenses remained flat compared to the corresponding period in the prior year. For the six months ended June 30, 2018, operating expenses increased slightly as compared to the corresponding period in the prior year as a result of higher customer service costs and an increase in credit card processing fees which were driven by higher sales volumes.

zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended June 30, 2018, these expenses increased $10 million as a result of higher marketing and technology related expenses as compared to the corresponding period in the prior year. As a percentage of net revenue, they increased from 17.7% to 18.1%, as compared to the corresponding period in the prior year. For the six months ended June 30, 2018, these expenses increased $11 million, also as a result of higher marketing and technology related expenses. As a percentage of net revenue, SG&A expenses decreased from 18.6% to 17.5%, as compared to the corresponding period in the prior year.

zulily’s total depreciation and amortization of intangible assets expense increased $1 million and $2 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The increase is primarily attributed to higher amortization of software.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC	$1,210	3.5%	$3,853	4.5%
HSNi	$230	3.5%	$258	2.2%
Corporate and other	$—	—%	$2,314	5.0%

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

At June 30, 2018, the fair value of our equity securities was $550 million. Had the market price of such securities been 10% lower at June 30, 2018, the aggregate value of such securities would have been $55 million lower.  Our investment in FTD is a publicly traded security and is accounted for as an equity method affiliate, which is not reflected at fair value in our balance sheet.  The fair value of FTD was $47 million at June 30, 2018 and had the market price been 10% lower at June 30, 2018, the aggregate value would have been $5 million lower. Such changes in value are not directly reflected in our statement of operations.  Additionally, our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security and decreases in interest rates generally result in higher liabilities and unrealized losses in our statement of operations.

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted

OIBDA for the three and six months ended June 30, 2018 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

The Company acquired HSNi in December 2017. As a result of the acquisition, the Company is reviewing the internal controls of HSNi and is making appropriate changes as deemed necessary. Except for the changes in internal control at HSNi, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the split-off of Liberty Media Corporation from the Company in September 2011 (the “LMC Split-Off”), notwithstanding the fact that the Qurate Retail common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of Qurate Retail’s Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Qurate Retail common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B QVC Group common stock. In connection with the spin-off of the Company’s former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc., during August 2014, the board authorized $350 million for the repurchase of either the QVC Group or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock.   In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. On October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or  Liberty Ventures common stock. On September 19, 2017, the board authorized the repurchase of an additional $1 billion of Series A QVC Group common stock. In March 2018, the board authorized the repurchase of an additional $693 million of Series A QVC Group common stock. Previous authorizations with respect to QVC Group common stock remain effective and now apply to Qurate Retail common stock.

A summary of the repurchase activity for the three months ended June 30, 2018 is as follows:

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2018	3,390,342	$25.02	3,390,342	$ 1,075	million
May 1 - 31, 2018	4,248,669	$22.71	4,248,669	$ 979	million
June 1 - 30, 2018	4,466,591	$21.16	4,466,591	$ 884	million
Total	12,105,602	$22.78	12,105,602

During the three months ended June 30, 2018, 328 shares of Series A Qurate Retail common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form 8-A filed on May 24, 2018 (File No. 001-33982)).

3.2

Amended and Restated Bylaws of the Company, as amended effective April 9, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 10, 2018 (File No. 001-33982)).

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

QURATE RETAIL, INC.
Date: August 8, 2018	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: August 8, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)