Form 10-Q
period 2018-09-30
Qurate Retail, Inc.
filed 2018-11-09
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2018 was:

Series A common stock	420,149,728
Series B common stock	29,258,343

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$532	903
Trade and other receivables, net of allowance for doubtful accounts of $96 million and $92 million, respectively	1,186	1,726
Inventory, net	1,727	1,411
Other current assets	198	125
Total current assets	3,643	4,165
Investments in equity securities (note 4)	376	2,363
Investments in affiliates, accounted for using the equity method	178	309
Property and equipment, net	1,300	1,341
Intangible assets not subject to amortization (note 8):
Goodwill	7,009	7,082
Trademarks	3,925	3,929
	10,934	11,011
Intangible assets subject to amortization, net (note 8)	1,102	1,248
Other assets, at cost, net of accumulated amortization	140	50
Assets of discontinued operations (note 4)	—	3,635
Total assets	$17,673	24,122

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,166	1,151
Accrued liabilities	955	1,125
Current portion of debt, including $1,054 million and $978 million measured at fair value (note 9)	1,472	996
Other current liabilities	175	169
Total current liabilities	3,768	3,441
Long-term debt, including $372 million and $868 million measured at fair value (note 9)	5,885	7,553
Deferred income tax liabilities	2,008	2,500
Other liabilities	255	242
Liabilities of discontinued operations (note 4)	—	303
Total liabilities	11,916	14,039
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 426,254,718 shares at September 30, 2018 and 449,335,940 shares at December 31, 2017	5	5
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,258,343 shares at September 30, 2018 and 29,203,895 shares at December 31, 2017	—	—
Series C Qurate Retail common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; issued and outstanding 81,686,659 shares at December 31, 2017	NA	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares; issued and outstanding 4,455,311 shares at December 31, 2017	NA	—
Series C Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	NA	—
Additional paid-in capital	—	1,043
Accumulated other comprehensive earnings (loss), net of taxes	(116)	(133)
Retained earnings	5,747	9,068
Total stockholders' equity	5,636	9,984
Noncontrolling interests in equity of subsidiaries	121	99
Total equity	5,757	10,083
Commitments and contingencies (note 10)
Total liabilities and equity	$17,673	24,122

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Total revenue, net	$3,231	2,381	9,694	7,060
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,109	1,554	6,252	4,553
Operating expense	241	160	707	461
Selling, general and administrative, including stock-based compensation and transaction related costs (note 5)	477	279	1,357	777
Depreciation and amortization	167	180	489	594
	2,994	2,173	8,805	6,385
Operating income (loss)	237	208	889	675
Other income (expense):
Interest expense	(94)	(88)	(288)	(267)
Share of earnings (losses) of affiliates, net	(29)	(86)	(89)	(122)
Realized and unrealized gains (losses) on financial instruments, net (note 7)	(27)	4	92	280
Other, net	1	7	(8)	1
	(149)	(163)	(293)	(108)
Earnings (loss) from continuing operations before income taxes	88	45	596	567
Income tax (expense) benefit	(6)	33	(60)	(127)
Earnings (loss) from continuing operations	82	78	536	440
Earnings (loss) from discontinued operations, net of taxes	—	230	141	571
Net earnings (loss)	82	308	677	1,011
Less net earnings (loss) attributable to the noncontrolling interests	10	12	34	33
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$72	296	643	978

Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock (note 1)	$72	119	401	321
Liberty Ventures common stock (note 1)	—	177	242	657
	$72	296	643	978
				(Continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2018		2017	2018	2017
Basic net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.16	0.27	0.86	0.71
Series A and Series B Liberty Ventures common stock	$	NA	(0.62)	1.17	1.01
Diluted net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.16	0.26	0.85	0.71
Series A and Series B Liberty Ventures common stock	$	NA	(0.61)	1.16	1.00

Basic net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.16	0.27	0.86	0.71
Series A and Series B Liberty Ventures common stock	$	NA	2.06	2.81	7.73
Diluted net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 6):
Series A and Series B Qurate Retail common stock		$0.16	0.26	0.85	0.71
Series A and Series B Liberty Ventures common stock	$	NA	2.03	2.78	7.64

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$82	308	677	1,011
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(21)	28	(46)	111
Recognition of previously unrealized losses (gains) on debt, net	—	—	16	—
Share of other comprehensive earnings (losses) of equity affiliates	—	—	(1)	3
Comprehensive earnings (loss) attributable to debt credit risk adjustments	4	—	(28)	—
Other comprehensive earnings (loss)	(17)	28	(59)	114
Comprehensive earnings (loss)	65	336	618	1,125
Less comprehensive earnings (loss) attributable to the noncontrolling interests	7	12	34	38
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$58	324	584	1,087

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$677	1,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(141)	(571)
Depreciation and amortization	489	594
Stock-based compensation	67	59
Share of (earnings) losses of affiliates, net	89	122
Cash receipts from returns on equity investments	—	21
Realized and unrealized (gains) losses on financial instruments, net	(92)	(280)
Deferred income tax expense (benefit)	(84)	21
Other, net	29	8
Changes in operating assets and liabilities
Current and other assets	444	162
Payables and other liabilities	(482)	(67)
Net cash provided (used) by operating activities	996	1,080
Cash flows from investing activities:
Cash proceeds from dispositions of investments	281	—
Investments in and loans to cost and equity investees	(73)	(140)
Capital expended for property and equipment	(172)	(126)
Other investing activities, net	(120)	(36)
Net cash provided (used) by investing activities	(84)	(302)
Cash flows from financing activities:
Borrowings of debt	3,142	1,689
Repayments of debt	(3,415)	(1,917)
GCI Liberty Split-Off	(475)	—
Repurchases of Qurate Retail common stock	(623)	(452)
Withholding taxes on net settlements of stock-based compensation	(24)	(14)
Indemnification payment from GCI Liberty, Inc.	133	—
Other financing activities, net	(21)	(26)
Net cash provided (used) by financing activities	(1,283)	(720)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(2)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	(373)	71
Cash, cash equivalents and restricted cash at beginning of period	912	836
Cash, cash equivalents and restricted cash at end of period	$539	907

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2018

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	643	34	677
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	—	—	(59)
Stock compensation	—	—	—	—	—	67	—	—	—	67
Series A Qurate Retail stock repurchases	—	—	—	—	—	(623)	—	—	—	(623)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Option exercises	—	—	—	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(24)	—	—	—	(24)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	76	(70)	—	6
Reattribution of the Ventures Group to the Qurate Retail	—	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	—	(4,360)	—	—	11	(4,349)
Reclassification	—	—	—	—	—	3,894	—	(3,894)	—	—
Balance at September 30, 2018	$—	5	—	—	—	—	(116)	5,747	121	5,757

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the Transactions defined and described below, or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), zulily, llc (“zulily”), and HSN, Inc. (“HSNi” which includes its televised shopping business “HSN” and its catalog retail business “Cornerstone”), and other cost and equity method investments.

Qurate Retail is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC, HSNi and zulily, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

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

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, zulily and HSNi (as of December 29, 2017), among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite, Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), FTD Companies, Inc. (“FTD”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities. The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSNi and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 10). Qurate Retail recorded transaction related costs of $43 million during the third quarter of 2018, which primarily related to severance as a result of the QRG Initiatives.

As a result of repurchases of Series A Qurate Retail common stock and the GCI Liberty Split-Off, the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2018.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($3.9 billion) at September 30, 2018 to retained earnings.

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended September 30, 2018 and 2017, respectively, and $6 million and $8 million was reimbursable to LMC for the nine months ended September 30, 2018 and 2017, respectively.

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

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the condensed consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than as previously discussed, upon the adoption of the new revenue standard on January 1, 2018, there were no additional material adjustments to our condensed consolidated balance sheet as of September 30, 2018.

	As reported		Balance without
	Three months ended		adoption of
	September 30, 2018	Impact of ASC 606	ASC 606
	in millions
Net revenue	$3,231	(54)	3,177

Cost of retail sales	$2,109	(11)	2,098
Selling, general and administrative expenses, including stock-based compensation and transaction related costs	$477	(31)	446
Operating expense	$241	(1)	240
Income tax (expense) benefit	$(6)	3	(3)
Net income	$72	(8)	64

	As reported		Balance without
	Nine months ended		adoption of
	September 30, 2018	Impact of ASC 606	ASC 606
	in millions
Net revenue	$9,694	(142)	9,552

Cost of retail sales	$6,252	(23)	6,229
Selling, general and administrative expenses, including stock-based compensation and transaction related costs	$1,357	(94)	1,263
Operating expense	$707	(3)	704
Income tax (expense) benefit	$(60)	5	(55)
Net income	$643	(17)	626

The effect of changes of adoption is primarily due to changes in the timing of revenue recognition and the classification of credit card income for the QVC-branded credit card and the HSN-branded credit card. Additionally, for the three and nine months ended September 30, 2018, revenue is recognized at the time of shipment to our customers consistent with when control passes and credit card income is recognized in revenue. For the three and nine months ended September 30, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue, as well as inventory and related expenses, were recorded to account for the shipments in-transit. In addition, credit card income was recognized as an offset to selling, general and administrative expenses.  The Company also recognized a separate $77

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

million asset (included in other current assets) relating to the expected return of inventory and a $190 million liability (included in other current liabilities) relating to its sales return reserve at September 30, 2018, instead of the net presentation that was used at December 31, 2017.

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2018
	QVC U.S.	QVC Int'l	HSN	zulily	Corp and other	Total
	in millions
Home	$497	235	216	118	170	1,236
Apparel	286	113	23	175	37	634
Beauty	228	148	67	11	—	454
Accessories	180	64	62	105	—	411
Electronics	115	26	92	3	—	236
Jewelry	79	51	39	12	—	181
Other revenue	33	3	14	8	21	79
Total Revenue	$1,418	640	513	432	228	3,231

	Nine months ended
	September 30, 2018
	QVC U.S.	QVC Int'l	HSN	zulily	Corp and other	Total
	in millions
Home	$1,450	730	640	341	520	3,681
Apparel	898	348	74	494	109	1,923
Beauty	717	450	200	35	—	1,402
Accessories	560	203	170	329	—	1,262
Electronics	290	74	255	11	—	630
Jewelry	250	154	112	35	—	551
Other revenue	97	13	44	21	70	245
Total Revenue	$4,262	1,972	1,495	1,266	699	9,694

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

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments.  The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted this guidance during the first quarter of 2018.  As the Company has historically measured its investments in equity securities with readily determinable fair values at fair value, the new guidance had no impact on the accounting for these instruments. The Company has elected the measurement alternative for its equity securities without readily determinable fair values and will perform a qualitative assessment of these instruments to identify potential impairments.  In addition, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk, however this impact was not material to the overall financial statements for the period ended September 30, 2018.

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

	September 30,	December 31,
	2018	2017
	in millions
Cash and cash equivalents	$532	903
Restricted cash included in other current assets	7	9
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$539	912

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

Leases.  In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2019 and expect to elect certain practical expedients under the transition guidance. Additionally, the Company plans to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and does not plan to restate prior periods.  The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

Internal-Use Software.  In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance will be effective for the Company in the first quarter of 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The preliminary purchase price allocation for HSNi is as follows (amounts in millions):

Cash and cash equivalents	$22
Property and equipment	220
Other assets	784
Goodwill	926
Trademarks	676
Intangible assets subject to amortization	598
Accounts payable & accrued liabilities	(519)
Long-term debt	(467)
Other liabilities assumed	(13)
Deferred tax liabilities	(279)
$1,948

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of customer relationships of $421 million with a weighted average life of approximately 9 years, capitalized software of $16 million with a weighted average life of approximately 1 year, and technology of $161 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes. Subsequent to December 31, 2017, the preliminary purchase price allocation was adjusted, resulting in an increase of $6 million to property and equipment, $32 million to other assets, $4 million to accounts payable and accrued liabilities, $7 million to debt, $1 million to other liabilities assumed, and corresponding decreases of $24 million to goodwill, $2 million to deferred tax liabilities and $4 million to intangible assets subject to amortization. As of September 30, 2018, the valuation related to the purchase is not final and the purchase price allocation is preliminary and subject to revision. The primary areas of the purchase price allocation that are not yet finalized are related to certain fixed and intangible assets, liabilities and tax balances.

The pro forma revenue and net earnings from continuing operations of Qurate Retail, prepared utilizing the historical financial statements of HSNi, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2017	2017
	amounts in millions
Revenue	$3,163	9,450
Net earnings (loss) from continuing operations	$68	433

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

Included in revenue in the accompanying condensed consolidated statements of operations is zero dollars and $6 million for the three months ended September 30, 2018 and 2017, respectively, and $3 million and $16 million for the nine months ended September 30, 2018 and 2017, respectively, related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of zero dollars and less than a million dollars for the three months ended September 30, 2018 and 2017, respectively, and losses of $2 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively, related to Evite.  Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 is $43 million related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of zero dollars and $1 million for the three months ended September 30, 2018 and 2017, respectively, and less than a million dollars and $4 million for the nine months ended September 30, 2018 and 2017, respectively, related to LendingTree. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2017 is $115 million related to LendingTree.

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

Certain financial information for the Company’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations is as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2018	2017	2018	2017
		amounts in millions
Earnings (loss) before income taxes	$	NA	365	187	906
Income tax (expense) benefit	$	NA	(135)	(46)	(335)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2018	2017	2018	2017
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	2.68	1.64	6.71
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	2.64	1.62	6.64

Prior to the GCI Liberty Split-Off, Qurate Retail accounted for the investment in Liberty Broadband at its fair value. Accordingly, Liberty Broadband’s assets, liabilities and results of operations were not included in Qurate Retail’s consolidated financial statements. Summary financial information for Liberty Broadband for the periods prior to the GCI Liberty Split-Off is as follows:

December 31,
2017
amounts in millions
Current assets	$84
Total assets	$11,932
Current liabilities	$11
Total liabilities	$1,445
Equity	$10,487

	Three months ended	Nine months ended
	September 30,	September 30,
	2017	2017
	amounts in millions
Operating income	$(6)	(19)
Share of earnings (loss) of affiliate	$(5)	25
Gain (loss) on dilution of investment in affiliate	$(4)	(42)
Income tax (expense) benefit	$7	18
Net earnings (loss) attributable to Liberty Broadband shareholders	$(10)	(27)

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $21 million and $22 million of stock-based compensation during the three months ended September 30, 2018 and 2017, respectively, and $67 million and $59 million of stock-based compensation during the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the nine months ended September 30, 2018:

	Nine months ended
	September 30, 2018
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC employees (1)	2,924	$8.76
Series A Qurate Retail common stock, zulily employees (1)	336	$8.65
Series A Qurate Retail common stock, HSNi employees (1)	859	$8.77
Series A Qurate Retail common stock, Qurate Retail President and CEO (2)	577	$7.09
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (3)	175	$8.84
Series B Liberty Ventures common stock, Qurate Retail Chairman of the Board (3)	143	$16.55

(1)	Grants mainly vest semi-annually over four years.
(2)	Grant vests 50% on each of December 15, 2019 and 2020.
(3)	Grants cliff vest on December 31, 2018. Grants were made in connection with his employment agreement.

In addition to the stock option grants to the Qurate Retail Chairman of the Board and in connection with our Chairman’s employment agreement, Qurate Retail granted performance based RSUs to him. During the nine months ended September 30, 2018, Qurate Retail granted 124 thousand performance-based RSUs of Series B Qurate Retail common stock.  The RSUs had a GDFV of $27.56 per share at the time they were granted.  The performance-based RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period. Qurate Retail also granted approximately 183 thousand performance-based RSUs of Series A Qurate Retail common Stock (“Series A RSUs”) to its current CEO in the third quarter in connection with his appointment to the position.  The Series A RSUs had a GDFV of $22.18 per share at the time they were granted and will cliff vest in December 2020, subject to satisfaction of certain performance objectives.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	32,361	$23.48
Granted	4,697	$26.85
Exercised	(3,640)	$16.66
Forfeited/Cancelled	(1,726)	$26.92
Outstanding at September 30, 2018	31,692	$24.57	3.7	years	$41
Exercisable at September 30, 2018	19,518	$23.99	2.7	years	$35

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,643	$27.16
Granted	175	$27.77
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2018	1,818	$27.22	3.7	years	$—
Exercisable at September 30, 2018	997	$25.40	4.6	years	$—

 The grant, exercise and forfeiture/cancellation activity for Liberty Ventures Series A and B shares was immaterial during the period from January 1, 2018 through March 9, 2018, and no Awards were outstanding as of September 30, 2018. All of the outstanding Awards of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

As of September 30, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $87 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of September 30, 2018, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 31.7 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Qurate Retail Common Stock

Excluded from diluted EPS for the three months ended September 30, 2018 and 2017, are 28 million and 16 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS, for the nine months ended September 30, 2018 and 2017, are 28 million and 16 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	number of shares in millions
Basic WASO	459	448	467	451
Potentially dilutive shares	2	4	4	3
Diluted WASO	461	452	471	454

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS for the nine months ended September 30, 2018 were 2 million potential common shares, because their inclusion would have been antidilutive. No potential common shares were excluded from diluted EPS for the three and nine months ended September 30, 2017, and the three months ended September 30, 2018.

	Liberty Ventures Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2018 (1)	2017	2018	2017
	number of shares in millions
Basic WASO	NA	86	86	85
Potentially dilutive shares	NA	1	1	1
Diluted WASO	NA	87	87	86

(1)	All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2018			December 31, 2017
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$389	389	—	655	655	—
Equity securities	$282	282	—	2,275	2,275	—
Indemnification asset	$100	—	100	—	—	—
Debt	$1,426	—	1,426	1,846	—	1,846

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. Within six months of the GCI Liberty Split-Off, Qurate Retail, LI LLC and GCI Liberty agreed to cooperate, and reasonably assist each other, with respect to the commencement and consummation of one or more privately negotiated transactions, a tender offer or other purchase transactions (each, a “Purchase Offer”) whereby LI LLC would offer to purchase the 1.75% Exchangeable Debentures on terms and conditions (including maximum offer price) reasonably acceptable to GCI Liberty. GCI Liberty would indemnify LI LLC for each 1.75% Exchangeable Debenture repurchased by LI LLC in a Purchase Offer for an amount by which the purchase price for such debenture exceeds the amount of cash reattributed with respect to such purchased 1.75% Exchangeable Debenture net of certain tax benefits, if any, attributable to such 1.75% Exchangeable Debenture. In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million.

Following the initial six month period, the remaining indemnification to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of September 30, 2018 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of September 30, 2018, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheets. Additionally, as of September 30, 2018, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Equity securities	$10	130	154	552
Exchangeable senior debentures	(52)	(91)	(9)	(230)
Indemnification asset	15	—	(49)	—
Other financial instruments	—	(35)	(4)	(42)
	$(27)	4	92	280

(8)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QVC	HSN	zulily	Other	Total
	amounts in millions
Balance at January 1, 2018	$5,190	933	917	42	7,082
Foreign currency translation adjustments	(24)	—	—	—	(24)
Disposition (1)	—	—	—	(25)	(25)
Other (2)	—	(21)	—	(3)	(24)
Balance at September 30, 2018	$5,166	912	917	14	7,009

(1)	As a result of the GCI Liberty Split-Off on March 9, 2018, the Company disposed of its wholly-owned subsidiary Evite, resulting in a $25 million decrease to goodwill.
(2)	As discussed in note 3, the preliminary purchase price allocation for the HSNi acquisition was adjusted, resulting in a decrease to goodwill.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $117 million and $137 million for the three months ended September 30, 2018 and 2017, respectively, and $332 million and $462 million for the nine months ended September 30, 2018 and 2017, respectively. Based on its amortizable intangible assets as of September 30, 2018, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$84
2019	$279
2020	$213
2021	$153
2022	$77

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2018	September 30, 2018	December 31, 2017
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	433	325	316
3.75% Exchangeable Senior Debentures due 2030	434	315	318
3.5% Exchangeable Senior Debentures due 2031	318	412	342
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	332	372	868
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	—
QVC Bank Credit Facilities	825	825	1,763
HSNi Bank Credit Facilities	390	390	460
Other subsidiary debt	189	189	170
Deferred loan costs	—	(33)	(24)
Total consolidated Qurate Retail debt	$7,487	7,357	8,549
Less current classification		(1,472)	(996)
Total long-term debt		$5,885	7,553

QVC Bank Credit Facilities

On June 23, 2016, QVC amended and restated its senior secured credit facility (the “Third Amended and Restated Credit Agreement”) with zulily as co-borrower. The Third Amended and Restated Credit Agreement is a multi-currency facility that provides for a $2.65 billion revolving credit facility, with a $300 million total sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC and zulily, as co-borrowers with an additional $50 million sub-limit for standby letters of credit.  The remaining $2.25 billion and any incremental loans may be borrowed only by QVC.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on QVC and zulily’s combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on QVC and zulily’s Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments are required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of zulily’s loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed.

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

The interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 3.7% at September 30, 2018. Availability under the Third Amended and Restated Credit Agreement at September 30, 2018 was $1.8 billion, including the remaining portion of the $400 million tranche available to zulily and outstanding letters of credit.

6.375% Senior Notes due 2067

In September 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Notes due 2067 (the “2067 Notes”). The proceeds were used to partially prepay existing indebtedness under QVC’s senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes will be paid quarterly in March, June, September and December, commencing on December 15, 2018. QVC has the option to call the 2067 Notes after 5 years at par value.

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

The amended Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x (as defined in the amended Credit Agreement). The interest rate on the $390 million outstanding long-term debt balance as of September 30, 2018 was 3.7%.  The amount available to HSNi under the revolving credit facility portion of the amended Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $8.4 million as of September 30, 2018. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2018, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $602 million.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of September 30, 2018 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030, and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because the Company does not own shares to redeem the debentures.  For the remaining exchangeables, the Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of September 30, 2018 as they are currently redeemable.

Debt Covenants

Qurate Retail, QVC, HSNi and other subsidiaries of Qurate Retail are in compliance with all debt covenants at September 30, 2018.

Other Subsidiary Debt

Other subsidiary debt at September 30, 2018 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The 2067 Notes are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2018 are as follows (amounts in millions):

Senior debentures	$850
QVC senior secured notes	$3,666

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2018.

(10)   Commitments and Contingencies

Distribution Center Lease

On July 2, 2015, QVC entered into a lease (the “Lease”) for a west coast distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.

In August 2018, QVC exercised the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement (“New Lease”). QVC made an initial payment of $10 million and will make annual payments of $12 million over a term of 13 years. QVC treats the New Lease within capital lease obligations and lease payments are attributed to: (1) a reduction of the principal obligation and (2) imputed interest expense. In connection with

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the New Lease, QVC capitalized the related land at fair market value while the building asset is currently being depreciated over its estimated useful life of 20 years.

On October 5, 2018, subsequent to the end of the third quarter of 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center as part of the QRG Initiatives. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC expects the ECDC Lease to commence in the third quarter of 2019, at which point the discounted value of the ECDC Lease will be recorded as an asset and a liability in the consolidated balance sheets in accordance with ASU 2016-02, which the Company will adopt on January 1, 2019. Under the ECDC Lease, QVC will be required to pay an initial base rent of approximately $10 million per year, increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

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

For the nine months ended September 30, 2018, Qurate Retail has identified the following operating segments as its

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reportable segments:

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

Performance Measures

	Three months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC U.S.	$1,418	324	1,374	316
QVC International	640	93	636	99
HSN	513	47	NA	NA
zulily	432	18	367	12
Corporate and other	230	(14)	4	(14)
Inter-segment eliminations	(2)	—	—	—
Consolidated Qurate Retail	$3,231	468	2,381	413

	Nine months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC U.S.	$4,262	1,005	4,111	1,013
QVC International	1,972	300	1,843	304
HSN	1,495	136	NA	NA
zulily	1,266	74	1,093	53
Corporate and other	701	(13)	16	(39)
Inter-segment eliminations	(2)	—	(3)	—
Consolidated Qurate Retail	$9,694	1,502	7,060	1,331

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2018
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC U.S.	$9,284	39	83
QVC International	2,136	—	42
HSN	2,793	—	11
zulily	2,222	—	18
Corporate and other	1,238	139	18
Consolidated Qurate Retail	$17,673	178	172

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$468	413	1,502	1,331
Stock-based compensation	(21)	(22)	(67)	(59)
Depreciation and amortization	(167)	(180)	(489)	(594)
Transaction related costs	(43)	(3)	(57)	(3)
Operating income (loss)	237	208	889	675
Interest expense	(94)	(88)	(288)	(267)
Share of earnings (loss) of affiliates, net	(29)	(86)	(89)	(122)
Realized and unrealized gains (losses) on financial instruments, net	(27)	4	92	280
Other, net	1	7	(8)	1
Earnings (loss) before income taxes	$88	45	596	567

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, strategies; QRG Initiatives (as defined below); revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; and fluctuations in stock prices, interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, zulily and HSNi, among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), FTD Companies, Inc. (“FTD”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities (which were all included in the Corporate and other category). The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

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

As discussed in note 4 to the accompanying condensed consolidated financial statements, Qurate Retail’s interest in Liberty Broadband has been presented as a discontinued operation as a result of the Transactions.

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSNi and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 10 to the accompanying condensed consolidated financial statements). Qurate Retail recorded transaction related costs of $43 million during the third quarter of 2018, which primarily related to severance as a result of the QRG Initiatives.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
QVC U.S.	$1,418	1,374	4,262	4,111
QVC International	640	636	1,972	1,843
HSN	513	NA	1,495	NA
zulily	432	367	1,266	1,093
Inter-segment eliminations	(2)	—	(2)	(3)
Corporate and other	230	4	701	16
Consolidated Qurate Retail	$3,231	2,381	9,694	7,060

Former QVC Group	(a)	2,375	(a)	7,044
Former Ventures Group	(a)	6	(a)	16

Operating Income (Loss)
QVC U.S.	$224	200	766	627
QVC International	77	74	248	224
HSN	4	NA	37	NA
zulily	(38)	(44)	(93)	(112)
Corporate and other	(30)	(22)	(69)	(64)
Consolidated Qurate Retail	$237	208	889	675

Former QVC Group	(a)	218	(a)	709
Former Ventures Group	(a)	(10)	(a)	(34)

Adjusted OIBDA
QVC U.S.	$324	316	1,005	1,013
QVC International	93	99	300	304
HSN	47	NA	136	NA
zulily	18	12	74	53
Corporate and other	(14)	(14)	(13)	(39)
Consolidated Qurate Retail	$468	413	1,502	1,331

Former QVC Group	(a)	419	(a)	1,352
Former Ventures Group	(a)	(6)	(a)	(21)

(a)

Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the nine months ended September 30, 2018.   No revenue, operating loss or Adjusted OIBDA was attributed to the Ventures Group for the three months ended September 30, 2018.

Revenue.    Consolidated Qurate Retail revenue increased 35.7% or $850 million and 37.3% or $2,634 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increases in the three and nine months ended September 30, 2018 were due in part to the acquisition of HSN which had revenue of $513 million and $1,495 million for the three and nine months ended September 30, 2018, respectively. The increase in Corporate and other revenue was primarily due to the acquisition of Cornerstone which had revenue of $230 million and $698 million for the three and nine months ended September 30, 2018, respectively. The increase was also due to increased revenue at QVC U.S. of $44 million and $151 million for the three and nine month periods ended September 30, 2018, respectively, increased revenue at QVC International of $4 million and $129 million for the three and nine months ended September 30, 2018, respectively, and increased revenue at zulily of $65 million and $173 million for the three and nine month periods ended September 30, 2018, respectively.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $21 million and $22 million of stock-based compensation for the three months ended September 30, 2018 and 2017, respectively, and $67 million and $59 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $1 million for the three months ended September 30, 2018 was primarily due to a decrease in stock compensation expense related to Liberty Ventures of $4 million as a result of the GCI Liberty Split-Off, partially offset by an increase in stock compensation expense at QVC of $1 million, HSN of $1 million, and Cornerstone of $1 million.  The increase of $8 million for the nine months ended September 30, 2018 was primarily due to an increase in stock compensation expense at QVC of $6 million, HSN of $5 million, Corporate of $3 million, and Cornerstone of $2 million, partially offset by a decrease in stock compensation expense related to Liberty Ventures of $8 million as a result of the GCI Liberty Split-Off. As of September 30, 2018, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $87 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

Operating income.    Our consolidated operating income increased 13.9% or $29 million and 31.7% or $214 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in operating income for the three months ended September 30, 2018 was primarily due to an increase in operating income at QVC U.S. of $24 million, the acquisition of HSN which had operating income of $4 million, and a decrease in operating losses at zulily of $6 million, partially offset by an increase in operating loss in the Corporate and other segment of $8 million. The increase for the nine months ended September 30, 2018 was primarily due to an increase in operating income at QVC U.S. of $139 million, an increase in operating income at QVC International of $24 million, the acquisition of HSN which had operating income of $37 million, and a decrease in operating losses at zulily of $19 million, partially offset by a $5 million increase in operating loss in the Corporate and other segment. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

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

Consolidated Adjusted OIBDA increased 13.3% or $55 million and 12.8% or $171 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.  The increase in Adjusted OIBDA for the three months ended September 30, 2018 was primarily due to the acquisition of HSN which had Adjusted OIBDA of $47 million, an increase at zulily of $6 million, and an increase at QVC U.S. of $8 million, partially offset by a decrease at QVC International of $6 million. The increase in Adjusted OIBDA for the nine months ended September 30, 2018 was primarily due to the acquisition of HSN which had Adjusted OIBDA of $136 million, an increase in Corporate and other Adjusted OIBDA of $26 million primarily related to Cornerstone, an increase at zulily of $21 million, partially offset by a decrease at QVC International of $4 million, and a decrease at QVC U.S. of $8 million.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC, HSN and zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions

Interest expense	$(94)	(88)	(288)	(267)
Share of earnings (losses) of affiliates	(29)	(86)	(89)	(122)
Realized and unrealized gains (losses) on financial instruments, net	(27)	4	92	280
Other, net	1	7	(8)	1
Other income (expense)	$(149)	(163)	(293)	(108)

Former QVC Group	(a)	(56)	(a)	(196)
Former Ventures Group	(a)	(107)	(a)	88

(a)

Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the nine months ended September 30, 2018. No other income was attributed to the Ventures Group for the three months ended September 30, 2018.

Interest expense.    Interest expense increased for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, primarily due to the HSNi Bank Credit Facilities that were not included at September 30, 2017 as HSNi was not consolidated as of that date, and a higher interest rate and increase in the amount outstanding on the QVC Bank Credit Facilities during the three and nine months ended September 30, 2018, compared to the same periods in the prior year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended			Nine months ended
	September 30,			September 30,
	2018		2017	2018	2017
	amounts in millions
HSNi (1)	$	NA	12	NA	35
FTD (2)		(11)	(81)	(52)	(86)
LendingTree (3)		NA	2	—	5
Other (4)		(18)	(19)	(37)	(76)
		$(29)	(86)	(89)	(122)

(1)

On December 29, 2017, the Company acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary of the Company.  As HSNi is no longer an equity affiliate as of this date, the Company has not recorded share of earnings (losses) related to HSNi for the three and nine months ended September 30, 2018.

(2)	FTD recorded an impairment during the second quarter of 2018, and Qurate Retail recorded its portion of FTD’s impairment.
(3)

As a result of the GCI Liberty Split-Off, LendingTree is no longer an equity affiliate of the Company as of March 9, 2018, and the Company’s share of LendingTree’s losses for the three and nine months ended September 30, 2018 are recorded through March 9, 2018.

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

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Equity securities	$10	130	154	552
Exchangeable senior debentures	(52)	(91)	(9)	(230)
Indemnification asset	15	—	(49)	—
Other financial instruments	—	(35)	(4)	(42)
	$(27)	4	92	280

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease in unrealized gains for the three months ended September 30, 2018, compared to the corresponding period in the prior year, was primarily driven by a decrease due to the reattribution of Charter to GCI Liberty in the GCI Liberty Split-Off, partially offset by an increase in realized gain on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018, an increase in unrealized gains on exchangeable debt and derivative instruments, and an unrealized gain on the indemnification asset as a result of the GCI Liberty Split-Off.  The decrease in unrealized gains for the nine months ended September 30, 2018, compared to the corresponding period in the prior year, was primarily due to a decrease in the unrealized gain on the investment in Charter and the reattribution of Charter to GCI Liberty in the GCI Liberty Split-Off, a decrease in unrealized gains on the investment in ILG, and an unrealized loss on the indemnification asset as a result of the GCI Liberty Split-Off, partially offset by an increase in unrealized gains on exchangeable debt and derivative instruments.

Other, net. Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances. Other, net decreased by $6 million and $9 million for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in the prior year. The decrease in the three months ended September 30, 2018 was primarily due to foreign exchange losses. The decrease for the nine months ended September 30, 2018 was primarily due to a loss on extinguishment related to the exchange of the 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) in June 2018 (see note 7 of the accompanying condensed consolidated financial statements), partially offset by an increase in foreign exchange gains and interest income.

Income taxes. We had income tax expense of $6 million and benefit of $33 million for the three months ended September 30, 2018 and 2017, respectively, and income tax expense of $60 million and $127 million for the nine months ended September 30, 2018 and 2017, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended September 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by an increase in the valuation allowance against certain deferred tax assets. Income tax expense was lower than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter, partially offset by an increase in the valuation allowance against certain deferred tax assets. Income tax expense was lower than the U.S. statutory tax rate of 35% during the three and nine months ended September 30, 2017, due to a federal benefit from tax credits and incentives generated by our alternative energy investments and permanent tax benefits related to foreign currency losses realized for tax purposes, partially offset by state taxes, net of federal benefit.

Net earnings. We had net earnings of $82 million and $308 million for the three months ended September 30, 2018 and 2017, respectively, and net earnings of $677 million and $1,011 million for the nine months ended September 30, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses and the impact of presenting Liberty Broadband as a discontinued operation.

Material Changes in Financial Condition

As of September 30, 2018, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

During the three months ended September 30, 2018 there have been no changes to our corporate or subsidiary debt credit ratings.

As of September 30, 2018, Qurate Retail's liquidity position included the following:

	Cash and cash	Equity
	equivalents	securities
	amounts in millions
QVC	$388	—
HSNi	23	—
zulily	32	—
Corporate and other	89	376
Total Qurate Retail	$532	376

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1.8 billion under the Third Amended and Restated Credit Facility at September 30, 2018, including the remaining portion of the $400 million tranche that zulily may utilize, and borrowing capacity of $602 million under the HSNi Credit Facility. As of September 30, 2018, QVC had approximately $221 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 66% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2018	2017
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$996	1,080
Net cash provided (used) by investing activities	$(84)	(302)
Net cash provided (used) by financing activities	$(1,283)	(720)

During the nine months ended September 30, 2018, Qurate Retail's primary uses of cash were the GCI Liberty Split-Off of $475 million, repurchases of Series A Qurate Retail common stock of $623 million, and net repayments of certain debt obligations of approximately $273 million (including the repurchase of a portion of the 1.75% Exchangeable Debentures), partially offset by proceeds from the sale of certain cost investments of $281 million.

The projected uses of Qurate Retail cash for the remainder of 2018 are the continued capital improvement spending of approximately $120 million, the repayment of certain debt obligations (including approximately $50 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.

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

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Net revenue	$2,058	2,010	6,234	5,954
Cost of sales	(1,300)	(1,282)	(3,906)	(3,755)
Operating	(144)	(145)	(433)	(419)
SG&A expenses (excluding stock-based compensation and transaction related costs )	(197)	(168)	(590)	(463)
Adjusted OIBDA	417	415	1,305	1,317
Stock-based compensation	(10)	(9)	(30)	(23)
Depreciation and amortization	(78)	(129)	(229)	(440)
Transaction related costs	(28)	(3)	(32)	(3)
Operating income	$301	274	1,014	851

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
QVC U.S.	$1,418	1,374	4,262	4,111
QVC International	640	636	1,972	1,843
Consolidated QVC	$2,058	2,010	6,234	5,954

QVC's consolidated net revenue increased 2.4% and 4.7% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue of $48 million for the three month period was primarily comprised of $39 million due to a 1.7% increase in average selling price per unit (“ASP”), $26 million due to the inclusion of QVC-branded credit card income (“Q-Card Income”) in the U.S., due to the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A for the three months ended September 30, 2017, and a $9 million increase in shipping and handling revenue. These increases were partially offset by a decrease of $16 million due to a 0.7% decrease in units sold, $5 million in unfavorable foreign currency exchange rates and an increase in estimated product returns of $3 million.  The increase in net revenue of $280 million for the nine month period was primarily comprised of a $223 million increase due to a 3.3% increase in units sold, $98 million in favorable foreign currency exchange rates, $78 million due to the inclusion of Q-Card Income in the U.S., and a $15 million increase in shipping and handling revenue. The increase was offset by a $93 million decrease due to a 1.3% decrease in ASP and an increase in estimated product returns of $38 million. The changes in units sold, foreign exchange rates, ASP and estimated products returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of new accounting guidance on revenue from contracts with customers.  The impact of this change was a $12 million and a $30 million increase to net revenue in comparison to net revenue for the three and nine months ended September 30, 2018, respectively, without the adoption of new accounting guidance on revenue from contracts with customers.

During the three and nine months ended September 30, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2018			September 30, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC U.S.	3.2%	—%	3.2%	3.7%	—%	3.7%
QVC International	0.6%	(0.9)%	1.5%	7.0%	5.3%	1.7%

QVC U.S. net revenue growth for the three months ended September 30, 2018 was primarily due to the $26 million inclusion of Q-Card Income, which was previously recorded as an offset to SG&A expenses for the three months ended September 30, 2017, a 0.8% increase in ASP, an $11 million increase in shipping and handling revenue, and a 0.1% increase in units shipped. The increase was offset by a $7 million increase in estimated product returns. For the three months ended September 30, 2018, QVC U.S. experienced shipped sales increases in accessories, beauty and electronics, and decreases in home, jewelry and apparel. For the nine months ended September 30, 2018, QVC U.S. net revenue increase was due to a 4.5% increase in units shipped, $78 million due to the inclusion of Q-Card Income, and a $15 million increase in shipping and handling revenue. The increase was offset by a decrease of 2.3% in ASP and a $37 million increase in estimated product returns. For the nine months ended September 30, 2018, QVC U.S. experienced shipped sales increases in home, accessories, apparel, and beauty, and decreases in electronics and jewelry.

QVC International net revenue growth in constant currency for the three months ended September 30, 2018 was primarily due to a 3.3% increase in ASP in all markets except France and a $3 million decrease in estimated product returns. This increase was offset by a 2.1% decrease in units shipped, driven by decreases in Germany and Japan. For the three months ended September 30, 2018, QVC International experienced shipped sales growth in constant currency in home, electronics, and beauty, with decreases in accessories, apparel and jewelry. Net revenue growth in constant currency for the nine months ended September 30, 2018 was primarily due to a 1.3% increase in units shipped, primarily driven by increases in the U.K., and a 0.3% increase in ASP, primarily driven by Germany and Italy, offset by the other markets. This was offset by a $1 million increase in estimated product returns. For the nine months ended September 30, 2018, QVC International experienced shipped sales growth in constant currency in electronics, home, and beauty, with decreases in apparel, accessories and jewelry.

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

QVC's cost of sales as a percentage of net revenue was 63.2% and 62.7% for the three and nine months ended September 30, 2018, respectively, compared to 63.8% and 63.1% for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, cost of sales as a percentage of revenue decreased primarily due to the inclusion of Q-Card Income in net revenue, which was previously recorded as an offset to SG&A expenses, offset somewhat by higher warehouse and freight costs.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $1 million or 0.7% and increased $14 million or 3.3% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. For the three months ended September 30, 2018, operating expenses decreased primarily due to a $2 million decrease in commissions primarily in the U.S. This was partially offset by a $1 million increase in credit card fees in the U.S. For the nine months ended September 30, 2018 operating expenses increased primarily due to a $8 million increase in credit card processing fees in the U.S., and $7 million from unfavorable foreign currency exchange rates.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, marketing, advertising expenses and during 2017, credit card income. Such expenses increased $29 million and $127 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 8.4% to 9.6% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, and increased from 7.8% to 9.5% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.  For the three months ended September 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $26 million as a result of the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A expenses for the three months ended September 30, 2017. Additionally, there was a $11 million increase in outside services primarily in the U.S., the U.K., Germany and Italy, a $6 million increase in bad debt expense primarily in the U.S. and to a lesser extent, Japan, and a $5 million increase in marketing expenses primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods mostly related to the Easy-Pay program in the U.S. during the three months ended September 30, 2017. These increases were partially offset by a $13 million decrease in personnel costs primarily in the U.S., Germany and Japan, and a $1 million decrease due to favorable exchange rates.

For the nine months ended September 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $78 million as a result of the adoption of new accounting guidance on revenue from contracts with customers, which was previously recorded as an offset to SG&A expenses for the nine months ended September 30, 2017. Additionally, there was a $20 million increase in outside services, primarily in the U.S., the U.K., Germany and Italy, a $14 million increase due to unfavorable exchange rates, a $10 million increase in bad debt expense, primarily in the U.S. and to a lesser extent, Japan, and an $8 million increase in marketing expense primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the nine months ended September 30, 2017. The increase was offset by a $5 million decrease in personnel costs primarily in the U.S. and Germany.

Depreciation and amortization consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Affiliate agreements	$—	25	1	98
Customer relationships	1	28	3	112
Acquisition related amortization	1	53	4	210
Property and equipment	36	38	110	116
Software amortization	23	24	66	70
Channel placement amortization and related expenses	18	14	49	44
Total depreciation and amortization	$78	129	229	440

For the three and nine months ended September 30, 2018, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of the Company’s acquisition of QVC in 2003.

Transaction related costs increased by $25 million and $29 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year due to incremental expenses directly related to the severance payments during the third quarter of 2018 related to the planned future closure of QVC’s Lancaster, PA fulfillment center and other initiatives to deliver long term growth.

HSN.  On December 29, 2017, Qurate Retail acquired the approximately 62% of HSNi it did not already own in an all-stock transaction making HSNi a wholly-owned subsidiary. As HSNi’s Cornerstone operating segment was included in the “Corporate and other” reportable segment (see note 11 in the accompanying condensed consolidated financial statements), the information presented in this section relates to the HSN reportable segment. Although HSN’s results are only included in Qurate Retail’s results since January 1, 2018, we believe a discussion of HSN’s standalone results compared to the prior year period promotes a better understanding of the overall results of its business.

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

HSN’s stand-alone operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
	amounts in millions
Net revenue	$513	536	1,495	1,631
Cost of sales	(339)	(358)	(978)	(1,079)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(127)	(136)	(381)	(411)
Adjusted OIBDA	47	42	136	141
Stock-based compensation	(2)	(3)	(5)	(6)
Depreciation and amortization	(29)	(7)	(76)	(23)
Transaction related costs	(12)	(1)	(18)	(5)
Operating income (loss)	$4	31	37	107

(1)	HSN has reclassified certain costs between financial statement line items to conform with Qurate Retail’s reporting structure for ease of comparability for the periods presented.

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

HSN’s net revenue decreased 4.3% and 8.3% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three months ended September 30, 2018 was primarily attributed to an 8.2% decrease in units shipped, partially offset by a 0.9% improvement in the sales return rate from 14.8% to 13.9% and an increase in shipping revenue. The sales mix shifted from apparel, jewelry and electronics to home, accessories and beauty. The decrease in net revenue for the nine months ended

September 30, 2018 was primarily attributed to an 11.1% decrease in units shipped, partially offset by a 0.8% improvement in the sales return rate from 15.1% to 14.3% and an increase in shipping revenue. The sales mix shifted from apparel, electronics and jewelry to home, accessories and beauty. The three and nine months ended September 30, 2018 includes $3 million and $11 million of revenue, respectively, associated with HSN’s private label credit card program which was reclassified from SG&A to net revenue due to the adoption of new accounting guidance on revenue from contracts with customers. In addition, the three and nine months ended September 30, 2017 include a $13 million impact on net revenue due to Hurricane Irma.

HSN's cost of sales as a percentage of net revenue was 66.1% and 66.8% for the three months ended September 30, 2018 and 2017, respectively, and 65.4% and 66.2% for the nine months ended September 30, 2018 and 2017, respectively. The decrease for the three months ended September 30, 2018, as compared to the corresponding period in the prior year, was primarily attributed to higher shipping margins partially offset by higher inventory reserves, higher procurement costs and a deleveraging of fixed warehouse costs. The decrease for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to higher product and shipping margins driven by less promotional and clearance activity, partially offset by higher inventory reserves, higher procurement costs and a deleveraging of fixed warehouse costs. The increase in inventory reserves was due to a growth in inventory levels and due to a $3.3 million change in estimate in the three months ended June 30, 2017 as a result of HSN reducing its inventory reserve estimates for certain product categories.

HSN’s SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, commissions, information technology, order processing and customer service expenses, credit card processing fees, credit card income (prior to the change in revenue recognition due to ASC 606), provision for doubtful accounts, productions costs and marketing and advertising expense. These expenses decreased $9 million, and as a percentage of net revenue, decreased from 25.4% to 24.8% for the three months ended September 30, 2018, as compared to the same period in the prior year. For the nine months ended September 30, 2018, SG&A expenses decreased $30 million, and as a percentage of net revenue, increased from 25.2% to 25.5%, as compared to the same period in the prior year.  The prior year period includes $4 million and $12 million of revenue for the three and nine months ended September 30, 2017, respectively, associated with HSN’s private label credit card program which was previously classified as an offset to expenses in SG&A prior to the change in revenue recognition due to ASC 606.  If this revenue had been reclassified to conform with the current year presentation, HSN’s SG&A expenses would have decreased $13 million and $43 million, and as a percentage of net revenue, decreased from 26.0% to 24.8% for the three months ended September 30, 2018 as compared to the same period in the prior year, and decreased from 25.8% to 25.5% for the nine months ended September 30, 2018 as compared to the same period in the prior year. The decrease in SG&A expense for the three months ended September 30, 2018 was primarily due to lower commissions of $6 million, a decrease in personnel costs of $3 million, lower bad debt expense of $2 million related to HSN’s Flexpay program and $2 million of costs incurred in the prior year related to Hurricane Irma.  The decrease in expense as a percentage of net revenue for the three months ended September 30, 2018 was driven by lower commissions expense and bad debt expenses, partially offset by the classification of credit card income. The decrease in SG&A expense for the nine months ended September 30, 2018 was primarily due to lower personnel costs of $18 million, a decrease in bad debt expense of $8 million, a decrease in commissions of $8 million, and lower credit card fees of $4 million. The decrease in personnel costs was primarily due to synergies realized from the QVC integration. The decrease in bad debt expense is due to lower usage and improved loss rates of HSN’s Flexpay program. The decrease in commissions is due to the renegotiation of certain long-term contracts with cable operators which resulted in the capitalization of TV distribution rights as intangible assets. The increase in expense as a percentage of net revenue for the nine months ended September 30, 2018 was driven by the classification of the credit card income and fixed cable distribution costs, partially offset by the decrease in bad debt expenses.

Stock-based compensation includes compensation related to stock options, stock appreciation rights and restricted stock units granted to certain employees. Stock-based compensation expense decreased $1 million for both of the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year due to the integration-related synergies.

HSN’s depreciation and amortization expense increased $22 million and $53 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.  The increase in 2018 is primarily attributed to amortization of intangible assets recognized in purchase accounting and amortization of $5 million related to TV distribution rights.

Transaction related costs for the three and nine months ended September 30, 2018 were $12 million and $18 million, respectively, and included incremental severance and integration expenses related to the acquisition of HSNi by Qurate Retail in December 2017 and the restructuring initiatives announced in October 2018.  Transaction costs for the three and nine months ended September 30, 2017 were $1 million and $5 million and included costs for financial advisory and legal services HSNi incurred in anticipation of the Merger.

zulily.  zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The zulily website was launched in January 2010 with the goal of revolutionizing the way women shop. Through its desktop, mobile and app experiences, zulily helps its customers discover new products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, beauty and personalized products. zulily's stand-alone operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Net revenue	$432	367	1,266	1,093
Costs of sales	(319)	(272)	(928)	(800)
Operating	(12)	(11)	(35)	(33)
SG&A expenses (excluding stock-based compensation)	(83)	(72)	(229)	(207)
Adjusted OIBDA	18	12	74	53
Stock-based compensation	(5)	(5)	(13)	(13)
Depreciation and amortization	(51)	(51)	(154)	(152)
Operating income (loss)	$(38)	(44)	(93)	(112)

zulily's consolidated net revenue increased 17.7% and 15.8% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three and nine months ended September 30, 2018 was primarily attributed to a 24.5% increase in active customers year over year, and the impact of the adoption of new accounting guidance on revenue from contracts with customers. An active customer is defined as an individual who has purchased products from zulily at least once in the last twelve months, measured from the last date of a period.

zulily's cost of sales as a percentage of revenue was 73.8% and 74.1% for the three months ended September 30, 2018 and 2017, respectively, and 73.3% and 73.2% for the nine months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, the decrease was primarily due to an improvement in product margin on net revenue.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and nine months ended September 30, 2018, operating expenses increased slightly compared to the corresponding periods in the prior year, driven by higher sales volumes.

zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended September 30, 2018, as a percentage of net revenue, these expenses decreased from 19.6% to 19.2%, and for the nine months ended September 30, 2018, as a percentage of net revenue, these expenses decreased from 18.9% to 18.1%.  The decreases are primarily attributable to an increase in net revenue, partially offset by an increase in marketing and technology related expenses.

zulily’s total depreciation and amortization of intangible assets expense remained flat and increased $2 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase is primarily attributed to higher amortization of software.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC	$550	3.7%	$4,082	4.6%
HSNi	$140	3.7%	$257	2.2%
zulily	$150	3.7%	$—	—%
Corporate and other	$—	—%	$2,308	5.0%

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

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2018 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

The Company acquired HSNi in December 2017. As a result of the acquisition, the Company is reviewing the internal controls of HSNi and is making appropriate changes as deemed necessary. Except for the changes in internal control at HSNi, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

A summary of the repurchase activity for the three months ended September 30, 2018 is as follows:

Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2018	847,803	$21.23	847,803	$ 866	million
August 1 - 31, 2018	—	$—	—	$ 866	million
September 1 - 30, 2018	5,191,900	$21.49	5,191,900	$ 755	million
Total	6,039,703	$21.45	6,039,703

During the three months ended September 30, 2018, no shares of Series A Qurate Retail common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Performance-Based Restricted Stock Unit Award Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George.*
10.2	Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George.*
10.3

Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to QVC, Inc.’s Form 8-A (File No. 001-38654), as filed on September 13, 2018 (the “Form 8-A”)).

10.4

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Form 8-A).

10.5	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated herein by reference to Exhibit 4.3 to the Form 8-A).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: November 9, 2018	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: November 9, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)