Form 10-K
period 2018-12-31
Qurate Retail, Inc.
filed 2019-02-28
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QURATE RETAIL, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Qurate Retail, Inc. computed by reference to the last sales price of Qurate Retail, Inc. common stock, as of the closing of trading on June 29, 2018, was approximately $9.0 billion.

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of January 31, 2019 was:

Series A common stock	405,559,788
Series B common stock	29,248,343

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QURATE RETAIL, INC.

2018 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

General Development of Business

Qurate Retail, Inc., formerly known as Liberty Interactive Corporation prior to the Transactions (defined and described below) and prior thereto known as Liberty Media Corporation, ("Qurate Retail", the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), which includes HSN, Inc. (“HSN”) following the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC), zulily, llc (“zulily”) and other cost and equity method investments.

On September 23, 2011, Qurate Retail completed the split-off of a wholly owned subsidiary, Liberty Media Corporation ("LMC") (formerly known as Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) (the "LMC Split-Off"). At the time of the LMC Split-Off, LMC owned all the assets, businesses and liabilities previously attributed to the Capital and Starz tracking stock groups. The LMC Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and Liberty Starz common stock of Qurate Retail in exchange for the common stock of LMC. Following the LMC Split-Off, Qurate Retail and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

On August 9, 2012, Qurate Retail completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. In the recapitalization, each holder of Liberty Interactive Corporation common stock remained a holder of the same amount and series of Liberty Interactive common stock and received 0.05 of a share of the corresponding series of Liberty Ventures common stock, by means of a dividend, with cash issued in lieu of fractional shares of Liberty Ventures common stock.

On October 3, 2014, Qurate Retail reattributed from the Interactive Group to the Ventures Group approximately $1 billion in cash and its Digital Commerce businesses (as defined below), including Backcountry.com, Inc., Bodybuilding.com, LLC (“Bodybuilding”), CommerceHub, Inc. (then, Commerce Technologies, Inc.) (“CommerceHub”), Provide Commerce, Inc. (“Provide”), and Evite, Inc. (“Evite”) (collectively, the “Digital Commerce businesses”). Subsequent to the reattribution, the Interactive Group was referred to as the QVC Group. The QVC Group had attributed to it Qurate Retail’s wholly-owned subsidiaries QVC, zulily (as of October 1, 2015) and HSN and Cornerstone (as of December 29, 2017), along with cash and certain liabilities. In connection with the reattribution, the Liberty Interactive tracking stock trading symbol “LINTA” was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. Other than the issuance of Liberty Ventures shares in the fourth quarter of 2014, the reattribution of tracking stock groups had no consolidated impact on Qurate Retail. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Prior to the Transactions Qurate Retail had two tracking stocks, QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of Qurate Retail’s QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore no group could own assets, issue securities or enter into legally binding agreements. Holders of tracking stock had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of tracking stock were stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

On August 27, 2014, Qurate Retail completed the spin-off to holders of its Liberty Ventures common stock shares of its former wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) (the “TripAdvisor Holdings Spin-Off”), which was effected as a pro-rata dividend of shares of TripAdvisor Holdings to the stockholders of Liberty’s Series A and Series B Liberty Ventures common stock. At the time of the TripAdvisor Holdings Spin-Off,

TripAdvisor Holdings was comprised of Qurate Retail’s former 22% economic and 57% voting interest in TripAdvisor, Inc. (“TripAdvisor”), as well as BuySeasons, Inc., Qurate Retail’s former wholly-owned subsidiary, and a corporate level net debt balance of $350 million. Concurrently with TripAdvisor Holdings’ execution of certain margin loans in connection with the TripAdvisor Holdings Spin-Off, Qurate Retail and TripAdvisor Holdings entered into a promissory note that expired in 2017 pursuant to which TripAdvisor Holdings could have requested, if the closing price per share of TripAdvisor common stock were to fall below certain minimum values, up to $200 million in funds from Qurate Retail. The TripAdvisor Holdings Spin-Off was recorded at historical cost due to the pro rata nature of the distribution. Following the completion of the TripAdvisor Holdings Spin-Off, Qurate Retail and TripAdvisor Holdings operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. The consolidated financial statements of Qurate Retail have been prepared to reflect TripAdvisor Holdings as discontinued operations.

On October 1, 2015, Qurate Retail acquired zulily, inc. (now known as zulily, llc) for consideration of approximately $2.3 billion, comprised of $9.375 of cash and 0.3098 newly issued shares of Series A QVC Group common stock for each zulily share, with cash paid in lieu of any fractional shares. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day.

On May 18, 2016, Qurate Retail completed a $2.4 billion investment in Liberty Broadband in connection with the merger of Charter Communications, Inc. ("Legacy Charter") and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company (“Charter”) of the combined enterprises. Qurate Retail, along with third party investors, all of whom invested on the same terms as Qurate Retail, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband's net assets on a sum-of-the-parts basis at the time the investment agreements were executed. Qurate Retail's investment in Liberty Broadband was funded using cash on hand and was attributed to the Ventures Group prior to the Transactions.

Qurate Retail also exchanged, in a tax-free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one-for-one basis, and Qurate Retail granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Qurate Retail following the exchange, which proxy and right of first refusal was assigned to GCI Liberty in connection with the Transactions.

On July 22, 2016, Qurate Retail completed the spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub to holders of its Liberty Ventures common stock. The CommerceHub Spin-Off was accomplished by the distribution by Qurate Retail of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Qurate Retail’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Qurate Retail’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. This transaction has been recorded at historical cost due to the pro rata nature of the distribution. The Internal Revenue Service (“IRS”) completed its review of the CommerceHub Spin-Off and notified Qurate Retail that it agreed with the nontaxable characterization of the CommerceHub Spin-Off. CommerceHub is included in Qurate Retail’s Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not have a major effect on Qurate Retail’s operations and financial results.

On November 4, 2016, Qurate Retail completed the split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”) to holders of its Liberty Ventures common stock. At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Qurate Retail’s former interest in Expedia Group, Inc., formerly known as Expedia, Inc. (“Expedia”) and Qurate Retail’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Qurate Retail on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Qurate Retail’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Qurate Retail’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). The IRS completed its review of the Expedia Holdings Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the Expedia Holdings Split-Off.

Qurate Retail viewed Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Qurate Retail’s interest in Expedia had a major effect on Qurate Retail’s operations, primarily due to one-time gains on transactions recognized by Expedia during 2015. Accordingly, Qurate Retail’s interest in Expedia is presented as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off did not have a major effect on Qurate Retail’s historical results nor is it expected to have a major effect on Qurate Retail’s future operations. Accordingly, Bodybuilding is not presented as a discontinued operation.

On December 29, 2017, Qurate Retail acquired the approximate remaining 62% of HSN it did not already own in an all-stock transaction, making HSN its wholly-owned subsidiary, attributed to the QVC Group. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this annual report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.  Cornerstone remains a subsidiary of Qurate Retail.

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “Reorganization Agreement,” and the transactions contemplated thereby, the “Transactions”) among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail (“LI LLC”). Pursuant to the Reorganization Agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. (“GCI Liberty”)) and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, Inc., certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI Liberty through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

Following the contribution, Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock. On April 9, 2018, Liberty Interactive Corporation was renamed Qurate Retail, Inc. On May 23, 2018, Qurate Retail amended its charter to eliminate the tracking stock capitalization structure and reclassify each share of QVC Group common stock into one share of the corresponding series of new common stock of Qurate Retail. Throughout this annual report we refer to our Series A and Series B common stock as “Qurate Retail common stock” and “QVC Group common stock.” In July 2018, the IRS completed its review of the GCI Liberty Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

Qurate Retail viewed LendingTree, Evite and Liberty Broadband as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Qurate Retail’s interest in Liberty Broadband had a major effect on Qurate Retail’s operations. Accordingly, Qurate Retail’s interest in Liberty Broadband is presented as a discontinued operation. The disposition of Evite and LendingTree as part of the GCI Liberty Split-Off did not have a major effect on Qurate Retail’s historical results nor is it expected to have a major effect on Qurate Retail’s future operations. Accordingly, Evite and LendingTree are not presented as discontinued operations.

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 15 to the accompanying consolidated financial statements). Qurate Retail recorded transaction related costs of $41 million during the year ended December 31, 2018, which primarily related to severance as a result of the QRG Initiatives.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; QRG Initiatives; remediation of material weaknesses; new service offerings;  revenue growth at QVC; synergies; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to anticipate and to adapt to changes in demand;
•	competitor responses to our products and services;
•	increased digital TV penetration and the impact on channel positioning of our programs;
•	the levels of online traffic to our businesses' websites and our ability to convert visitors into consumers or contributors;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
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
•

changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand, streaming and Internet protocol (“IP”) television and their impact on home shopping programming;

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

Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments:

Consolidated Subsidiaries
QVC, Inc.
zulily, llc
Cornerstone Brands, Inc.

QVC

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this annual report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.

QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences distributed to approximately 404 million worldwide households each day (including the joint venture in China as discussed below in further detail), through its broadcast networks, as well as its over-the-top platforms (such as Apple TV, Roku and others), its websites (including QVC.com, HSN.com and others), its mobile applications, and its social pages.  QVC believes it is the global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the U.S., Germany, Japan, the U.K., Italy and France. Additionally, it has a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for by QVC as an equity method investment. QVC’s operating strategy is to create premier shopping destinations for its customers across multiple broadcast, digital and emerging platforms (featuring fresh, relevant and compelling product selections and programming), further penetrate its core customer base, generate new customers, and expand internationally to drive revenue and profitability. For the year ended December 31, 2018, approximately 93% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 4.4 million new customers and the global e-commerce operation comprised $5.8 billion, or 51%, of its consolidated net revenue for the year ended December 31, 2018.

In the U.S., QVC distributes its programming live 24 hours per day, 364 days per year. QVC U.S. and HSN present on average 783 and 633 products, respectively, every week. Internationally, QVC distributes live programming 8 to 24 hours per day, depending on the market. In 2018, QVC U.S. and HSN have shipped over 90.5 million and 25.3 million packages, respectively. QVC operates fifteen distribution centers and eight call centers worldwide. In 2018, QVC's work force consisted of approximately 21,400 employees who handled approximately 171 million customer calls, shipped approximately 235 million units globally and served approximately 15.5 million net customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguishes QVC from its competitors.

QVC U.S.

QVC U.S.'s live programming is distributed nationally, 24 hours per day, 364 days per year, to approximately 96 million television households. QVC U.S distributes its programming to approximately 99% of households subscribing to services offered by television distributors. QVC U.S. programming is also available on QVC.com, its U.S. website, and mobile applications via streaming video; over-the air broadcasters in 100 markets; and on Facebook Live, Roku, Apple TV and Amazon Fire platforms. QVC U.S., including QVC.com, contributed $6.3 billion, or 56%, of consolidated net revenue, $1,112 million of operating income and $1,417 million of Adjusted OIBDA (defined in Part II, Item 7 of this report) for the year ended December 31, 2018.

QVC U.S. also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service.  This allows QVC U.S. to reach customers who previously did not have access to the program through other television platforms. QVC U.S. launched an additional channel, QVC2, which is being distributed through cable and satellite systems and on QVC’s digital platforms. QVC2 offers viewers access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones. In October 2016, QVC U.S. launched a third channel, Beauty iQ, which is being distributed through cable, satellite, streaming and digital platforms. The channel and supporting platforms are primarily dedicated to a complete beauty shopping experience for customers.

QVC.com enables consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on QVC.com. QVC.com and other digital platforms (including its mobile apps, its social pages and others)  are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order‑entry process and conveniently access their QVC account. For the year ended December 31, 2018, approximately 84% of new U.S. customers made their first purchase through QVC.com (including through its mobile application). QVC.com usage as a percentage of total QVC U.S. net revenue has increased from 52.2% in 2016 to 57.9% in 2018.

QVC International

QVC International brings the QVC shopping experience to approximately 145 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. Similar to the U.S. business its international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2018, QVC International generated $2.7 billion, or 24%, of consolidated net revenue, $351 million of operating income and $429 million of Adjusted OIBDA (defined in Part II, Item 7 of this report) and QVC International’s websites generated $1,051 million, or 38%, of its total international net revenue.

HSN

HSN broadcasts live nationally, 24 hours per day, 364 days per year, reaching approximately 96 million homes in the U.S. HSN2, which debuted in August 2010, primarily distributes pre-recorded programming. HSN also operates an e-commerce website, a mobile application, social pages and innovative “Shop By Remote” technology. HSN, including HSN.com, contributed $2.2 billion or 20% of consolidated net revenue, $49 million of operating income and $213 million of Adjusted OIBDA (defined in Part II, Item 7 of this report) for the year ended December 31, 2018.

HSN.com allows customers to buy merchandise offered on the HSN broadcasts, along with a wide assortment of merchandise sold exclusively on HSN.com. HSN.com offers customers a content rich experience, featuring live video on-demand product and how-to videos and customer reviews. HSN.com sales as a percentage of total HSN net revenue has increased from 45.1% in 2016 to 48.8% in 2018.

Merchandise

QVC’s global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2018	2017 (1)	2016 (1)
Home	38%	34%	33%
Beauty	18%	17%	17%
Apparel	16%	19%	19%
Accessories	11%	13%	13%
Electronics	11%	9%	9%
Jewelry	6%	8%	9%
Total	100%	100%	100%

(1)	For the years ended December 31, 2017 and 2016 in the table above, the sales mix does not include HSN.

Unlike traditional brick-and-mortar retailers with inventories across a network of stores, QVC is able to quickly adapt its offerings in direct response to changes in its customers purchasing patterns. QVC utilizes a test and re-order model to determine initial customer demand. Through constant monitoring, QVC manages its product offerings to maximize net revenue and fulfill current demand in large growth segments where it can gain a greater share of its customers' purchases. QVC’s merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, its merchants find and curate collections of high quality goods from manufacturers with the scale to offer sufficient supply to QVC’s  existing and future customers. QVC maintains strong relationships with its vendors, which are attracted by the showcasing and story-telling elements of its programming, and the volume of sales during featured presentations.

QVC purchases, or obtains on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC has attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dell, Dooney & Bourke, Dyson, Judith Ripka and Philosophy reach a broad audience while product representatives share the stories behind these brands. QVC has agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Rachael Ray and Martha Stewart enabling it to provide entertaining and engaging programming that develops a lifestyle bond with its customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social pages and broadcast shows, enhancing demand during their QVC appearances. QVC presents and promotes across its networks, websites, mobile applications and social platforms, allowing shoppers to engage with QVC on multiple platforms and devices.

QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.

Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and/or direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K.,  Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service, or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QVC U.S. and HSN expire between 2019 and 2025.   The service agreements for QVC International for the international transponders and terrestrial transmitters expire between 2019 and 2027.

QVC continually seeks to expand and enhance its broadcast and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC offers  native high definition (“HD”) programming in addition to standard definition programming, which provides additional channel locations and allows QVC to utilize a typically wider screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVCHD and HSNHD reach approximately 85 million and 75 million households, respectively. QVC continues to develop and launch features to further enrich the viewing experience.

Beyond the live programming QVC networks in the U.S., Germany and the U.K. also broadcast on additional networks that offer viewers access to a broader range of QVC programming options. These networks include QVC2, HSN2 and Beauty iQ in the U.S., QVC Style and QVC2 in Germany, and QVC Beauty, QVC Extra, and QVC Style in the U.K.

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. QVC's affiliation agreements with distributors have termination dates ranging from 2019 to 2024. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6.4% of its QVC U.S. distribution, and approximately 0.4% of its HSN distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

In return for carrying QVC's signals, each programming distributor for its U.S. distribution receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In some cases, pay television operators receive additional compensation in the form of commission guarantees in exchange for their commitments to deliver a specified number of subscribers, channel placement incentives and advertising insertion time. QVC International programming distributors predominantly receive an agreed-upon annual fee, a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.

In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors primarily in the U.S. for carriage and to secure channel positioning within a broadcast area or within the general entertainment area on the distributor's channel line-up.  QVC believes that a portion of its sales are attributable to purchases resulting from channel “surfing” and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, QVC will continue to monitor optimal channel placement and attempt to negotiate agreements with its distributors to maximize the viewership of its television programming.

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2018, approximately 86% of its QVC U.S. and HSN shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,064 each during this period. An additional 7% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

QVC had slight growth in customer count during 2018, not including the impact for the inclusion of HSN. On a trailing twelve month basis, total net consolidated customers were approximately 15.5 million, which includes gross customers of approximately 8.3 million at QVC U.S., 4.5 million at HSN, and approximately 4.7 million at QVC International. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QVC U.S. and HSN, approximately 51%  of its 12.8 million U.S. customers for the twelve months ended December 31, 2018 were women between the ages of 35 and 64.

Ordering and fulfillment

QVC strives to be prompt and efficient in order taking and fulfillment. QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other platforms. QVC U.S, QVC International, and HSN customers placed approximately 39%, 29% and 32%, respectively, of all orders directly through their mobile devices in 2018.

QVC U.S. has two customer contact centers, located in San Antonio, Texas and Chesapeake, Virginia, that can direct calls, e-mail contacts and social contacts from one center to the other as volume mandates. HSN has one customer center, located in St. Petersburg, Florida. Internationally, QVC also has customer contact centers in Chiba, Japan; Knowsley, U.K.; Brugherio, Italy; and Bochum and Kassel, Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 24.1% of all orders taken on a worldwide basis.

QVC U.S.’s distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California. QVC U.S.’s distribution centers and dropship partners have shipped nearly 698,000 units in a single day during 2018.  HSN’s distribution centers are located in Bristol, Virginia; Piney Flats, Tennessee; Fontana, California; Greeneville, Tennessee; Morristown, Tennessee and Roanoke, Virginia, and they were able to ship 314,000 units in a single day during 2018.  QVC International also has distribution centers in Sakura-shi, Chiba, Japan;  Hücklehoven, Germany; Knowsley, U.K.; and Castel San Giovanni, Italy.

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

Competition

QVC operates in a rapidly evolving and highly competitive retail business environment. Based on domestic net revenue for the twelve months ended December 31, 2018, QVC is the leading video retailer in the U.S. and generates substantially more net revenue than its closest video shopping competitor, EVINE Live Inc. (“EVINE Live”).  QVC International operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany, Austria and Italy, Ideal World in the U.K., and M6 Boutique in France.  Additionally, QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, e-commerce retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and mail-order and catalog companies.

QVC also competes for access to customers and audience share with other providers of broadcast, online and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of its programming in the channel line-ups of its distributors, and may affect its ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for QVC include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services; and (iii) convenience and accessibility of sales channels.

QVC established QVC U.S. and HSN as leaders in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across all digital platforms and generating repeat business from its core customer base.  QVC believes QVC U.S. and HSN also compare favorably in terms of sales to general, non-video based retailers due to its extensive customer reach and efficient cost structure.

Intellectual Property

QVC regards its trademarks, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to its success. QVC relies on a combination of trademark, patent and copyright law, trade‑secret protection, and confidentiality and/or license agreements with its employees, customers, suppliers, affiliates and others to protect these proprietary rights. QVC has registered, or applied for the registration of, a number of trademarks, service marks, patents, copyrights and domain names through U.S. and foreign governmental authorities and vigorously protects its proprietary rights against infringement.

Domestically, QVC has registered trademarks and service marks including, but not limited to its brand names and logo, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q Logo," and "Q" and trademarks for its proprietary products sold such as "Arte D'Oro," "Cook's Essentials," "Denim & Co.," "Diamonique," “Nature’s Code,” "Northern Nights" and "Ultrafine Silver."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous trademark registrations or pending applications in the United States which help to expand HSN’s brand awareness.  These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s proprietary products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

QVC considers the "QVC" and “HSN” names the most significant trademarks and service marks it holds because of their impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic trademarks or service marks, QVC's trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Seasonality

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year.

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, the home brands are comprised of Frontgate, Ballard Designs and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 20 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality indoor (including bed, bath, kitchen, dining and living room) and outdoor (including patio, garden and pool) furnishings and accessories. Ballard Designs features European‑inspired bed, bath, dining, outdoor and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Grandin Road offers an affordable style assortment of products ranging from occasional furniture, accessories, holiday décor and outdoor furniture.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2018 of approximately 222 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates websites for each of its featured brands, such as Frontgate.com, BallardDesigns.com, GarnetHill.com and GrandinRoad.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online. In addition, a growing number of customers use mobile devices to shop the Cornerstone brands.

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

zulily

On October 1, 2015, we acquired 100% of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles every day. The zulily website was launched in January 2010 with the goal of revolutionizing the way consumers shop. Through its app, mobile and desktop experiences, zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, accessories and beauty products. zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from its broad vendor base, zulily has built a large scale and uniquely curated shopping destination.

Every morning, zulily launches a variety of flash sales events. These events feature thousands of product styles from different vendors and typically last for 72 hours. Product offerings are typically only available for a limited time and in a limited quantity, creating urgency to browse, discover and purchase.

Before zulily launches an event, zulily obtains photographs of the merchandise and its editorial team writes about the merchandise based on the product details provided by the vendor. zulily strives to offer the lowest price points for its customers, with the average item offered for a significant discount off the manufacturer’s suggested or comparison retail price. zulily then uses its proprietary technology, data analytics and personalization tools to segment its audience, offering each customer a curated and optimized shopping experience that features brands, products and events that it believes are most relevant for that customer.

zulily acquires new customers through a diverse set of paid and unpaid marketing channels, including affiliate channels and partners, customer referrals, direct navigation, display advertising, key word search campaigns, search engine optimization, social media and television ads. Core to its business model is that zulily acquires customers via paid and unpaid sources, and then drives engagement and repeat purchases from those customers over a long period of time through diversified marketing channels.

Continual innovation through investment in technology is core to zulily’s business. zulily uses its technology platform to improve the experience of its customers and vendors, increase the purchase frequency and average order size and optimize the efficiency of its business operations. zulily’s technology team is focused on rapid innovation through advanced agile software development processes. Investment in machine learning and data science helps place the right product in front of the right customer at the right time. zulily’s scalable platform uses custom-built and third-party technologies to support its specific customer and vendor requirements, including handling significant spikes in site traffic and transactions on a daily basis, and the rapid and complex order supply chain needs that are unique to zulily’s flash sales and minimal inventory model. zulily believes it can quickly scale its infrastructure to accommodate significantly higher volumes of site traffic, customers, orders and the overall growth in its business.

To best serve its customers and vendors, zulily has a custom, fully integrated fulfillment infrastructure consisting of receiving, sorting, inventory management and repackaging systems which are driven by proprietary fulfillment management software. zulily’s supply chain solution efficiently handles the small-to-medium lot sizes and high inventory turnover required by constantly changing, limited-time product offerings. zulily operates a minimal inventory, intermediary model where it typically takes customer orders before purchasing inventory from vendors. As a result, zulily is able to offer a much larger selection of products to customers and to generate greater sales for vendors, who are able to match a broader range of their product supply to actual customer demand. In addition, zulily also offers third party fulfillment services to its vendors. This program allows vendors to store their inventory in zulily’s warehouses and fulfill orders for zulily’s events or other retail channels and has helped reduce shipping times to zulily customers.

zulily views its target market broadly and competes with any retailer where its customers shop. It faces significant competition from both online and offline retailers, competing on: product curation and selection, personalization, price, convenience, ease of use, consumer experience, vendor satisfaction and shipping time and cost.

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

zulily has registered numerous Internet domain names related to its business. In addition, zulily pursues the registration of its trademarks in the U.S. and certain other locations outside of the U.S.; however, effective intellectual property protection or enforcement may not be available in every country in which zulily’s products and services are made available in the future. In the U.S. and certain other countries, zulily has registered or has applications pending for its key trademarks, including: zulily, the zulily design mark and designs associated with its mobile applications and branded social channels.

zulily’s results are impacted by a pattern of elevated sales volume during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter.  The fourth quarter accounted for approximately 30.3% and 32.2% of zulily’s revenue for the years ended December 31, 2018 and 2017, respectively.

Regulatory Matters

Programming and Interactive Television Services

Although QVC,  a  wholly owned subsidiary, markets and sells consumer products through a variety of outlets, it does so, in large part, through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters.  Consequently, regulation of programming services and the entities that distribute it can affect QVC.  In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors (“MVPDs”) that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to QVC.

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite system (“DBS”) distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interest in Charter of Liberty Broadband, and Liberty Latin America Ltd.’s ownership interest in Liberty Cablevision of Puerto Rico LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. Our subsidiary QVC is subjected to program access rules as a result of our attributable interest in Charter under FCC rules.  We are also subject to the program access rules as a condition of FCC approval of Qurate Retail’s transaction with News Corporation in 2008.

In 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of MVPD in its rules to include services, such as Internet-based services, that make available for purchase by viewers, multiple linear streams of video programming, regardless of the technology used to distribute the programming.  If the FCC were to adopt its proposed definition and determine that the program access rules apply to such MVPDs, QVC potentially would be required to negotiate with, and license their programming services to, such MVPDs and to comply with other related regulatory requirements.

Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC has established program carriage complaint rules. Our subsidiary QVC is subjected to program carriage rules as a result of our attributable interest in Charter under FCC rules.

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

Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect QVC by limiting the carriage of such services in cable systems with limited channel capacity.

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for IP delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. In 2016, the FCC amended its closed captioning regulations to assign captioning compliance responsibility to programmers jointly with distributors, and to adopt certain registration, certification and complaint procedures applicable to programmers. The video programmer registration and compliance certification requirements of the amended rules have not yet become effective. As a result of these captioning requirements, QVC may incur additional costs for closed captioning.

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

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in EU nations for use in the U.S. A new data transfer framework, the EU-U.S. Privacy Shield, became fully operational on August 1, 2016, but is the subject of litigation. Finally, the European Commission proposed new regulations in 2017 regarding privacy and electronic communications, which would remain pending, including additional regulation of the Internet tracking tools known as “cookies.”

In the U.S., the FTC has proposed a privacy policy framework, and the new Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA takes effect on January 1, 2020. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  Various parties have challenged the 2017 Order in court.  Legislative proposals regarding the open Internet rules are pending in Congress.

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

Employees

As of December 31, 2018, our corporate function is supported by a services agreement with LMC which has approximately 86 corporate employees who are also considered employees of Qurate Retail. Additionally, our consolidated subsidiaries had an aggregate of approximately 27,140 full and part-time employees.  We believe that our employee relations are good.

 Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.qurateretail.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Qurate Retail, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866)  876-0461.

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

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K., Mediaset, Hot Bird and Sky Italia in Italy, and Orange, Free, Canalsat, Bouygues Telecom and Fransat in France. QVC’s affiliation agreements with its distributors are scheduled to expire between 2019 and 2024.  As part of normal course renewal discussions, occasionally QVC has disagreements with its distributors over the terms of its carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of QVC’s programming to a material portion of its television households may adversely affect its growth, net revenue and earnings.  The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6.4% of its QVC U.S. distribution, and approximately 0.4% of its HSN distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.  QVC may be unable to obtain renewals with its current distributors on acceptable terms, if at all. QVC may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming and no assurance can be given that they will be successful in negotiating renewals with these distributors or that the financial and other terms of these renewals will be acceptable. Although QVC considers its current levels of distribution without written agreement to be ordinary course, no assurance can be given that QVC will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households on acceptable terms could result in a discontinuation of carriage that may adversely affect its viewership, growth, net revenue and earnings.

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

Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business. Our programming and online commerce businesses operate a limited number of distribution facilities worldwide. Their ability to meet the needs of their customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, these businesses could suffer a substantial loss of inventory and disruptions of deliveries to their customers. In addition, they could incur significantly higher costs and longer lead times associated with the distribution of their products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, these businesses have been implementing new warehouse management systems to further support their efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. Our businesses may experience shipping delays should there be any disruptions in their new warehouse management systems or warehouses themselves.

In October 2018, we announced that our HSN and QVC U.S. business units would be opening a new distribution facility in Bethlehem, Pennsylvania in 2019 and that we anticipated closing distribution facilities in Lancaster, Pennsylvania, Roanoke, Virginia, and Greeneville, Tennessee in 2020. Difficulties experienced in opening the Bethlehem distribution center, including delays in the installation of package handling equipment or warehouse management systems, or if the package handling equipment or warehouse management systems do not perform as anticipated, could cause delays in the Bethlehem distribution center operating at full capacity or at all.  Delays in opening the Bethlehem distribution center could cause delays in closing other facilities, including the Lancaster, Pennsylvania facility. Delays in closing these facilities or disruptions caused by transitioning order fulfillment operations from closing facilities to other facilities may increase operating expenses for these businesses, cause disruptions to their order fulfillment processes and cause delays in delivering product to customers which would result in lost sales, strain relationships with customers, and cause harm to our businesses’ reputations, any of which could have a material adverse impact on our business, financial condition and operating results.

The unanticipated loss of certain larger vendors or the consolidation of our programming and online commerce businesses’ vendors could negatively impact their sales and profitability on a short term basis. It is possible that one or more of the larger vendors for our programming and online commerce businesses could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with our businesses. While these businesses have periodically experienced the loss of a major vendor, if multiple major vendors ceased doing business with these businesses, or did not perform consistently with past practice, this could have a material adverse impact on our business, financial condition and operating results.  Further, there has been a trend among these vendors towards consolidation in recent years that may continue.  This consolidation could exacerbate the foregoing risks and increase these vendors’ bargaining power and their ability to demand terms that are less favorable to our businesses.

Our businesses are subject to risks of adverse government regulation. Our programming business QVC markets and provides a broad range of merchandise through television shopping programs and proprietary websites.  Similarly, our online commerce business zulily markets and provides a broad range of merchandise and/or services through its proprietary websites. As a result, our businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, data privacy and security, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state,  federal or foreign laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our businesses and their brands.

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

In addition, certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss products and dietary supplements and prohibiting them from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 1996, HSN became subject to a consent order issued by the FTC which terminates on the later of April 15, 2019, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, HSN (including its subsidiaries and affiliates) is prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. The FTC periodically investigates HSN’s business and operations on an ongoing basis for purposes of determining its compliance with the consent order. Violation of these consent decrees may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Weak economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic uncertainty in various regions of the world in which our subsidiaries and business affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit the expansion of our subsidiaries and business affiliates into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

We may be subject to significant tax liabilities related to the GCI Liberty Split-Off.  We received an opinion of our tax counsel in connection with the contribution and split-off forming a part of the Transactions (the “GCI Liberty Split-Off”) to the effect that, for U.S. federal income tax purposes, the GCI Liberty Split-Off would qualify as a tax-free transaction to our company and to the former holders of our Liberty Ventures common stock under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In July 2018, the Internal Revenue Service (“IRS”) completed its review of the GCI Liberty Split-Off and informed our Company that it agreed with the nontaxable characterization of the Transactions. We received an Issue Resolution Agreement from the IRS documenting this conclusion.

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

Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions.  Although QVC is one of the nation’s largest home shopping networks, it has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and Internet retailers. In addition, QVC competes with other televised shopping retailers, such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies.  QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, zulily and Cornerstone compete with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. Cornerstone also competes with other mail-order and catalog companies.  zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Competition is characterized by many factors, including assortment, advertising, price, quality, service, accessibility, site functionality, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping.  As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.    In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources.  For example, QVC and Cornerstone have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of their brands generally, as well as in the continuing efforts of their businesses to increasingly engage customers through digital channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC), paper and printing costs for catalogs (in the case of Cornerstone) and costs associated with online marketing, including search engine marketing (which is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion) (“SEM”) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

The failure of our subsidiary QVC to maintain suitable placement for its programming could adversely affect its ability to attract and retain television viewers and could result in a decrease in revenue. QVC is dependent upon the continued ability of its programming to compete for viewers.  Effectively competing for television viewers is dependent, in substantial part, on its ability to negotiate and maintain placement of its programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. The advent of digital compression technologies and the adoption of digital cable have resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts the ability of QVC to negotiate and maintain suitable channel placement with its distributors. Increased channel capacity could adversely affect the ability to attract television viewers to QVC’s programming to the extent it results in a less favorable channel position for its programming, such as placement adjacent to programming that does not complement its programming, a position next to its televised home shopping competitors or isolation in a "shopping" tier, more competitors entering the marketplace, or more programming options being available to the viewing public in the form of new television networks and timeshifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over Internet connections). In addition, if QVC’s programming is carried exclusively by a distributor on a digital programming tier, QVC may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. QVC may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. The future success of QVC will depend, in part, on its ability to anticipate and adapt to technological changes and to offer elements of its programming via new technologies in a cost-effective manner that meets customer demands and evolving industry standards.

Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiary QVC is dependent upon its continued ability to transmit its programming to television providers from its satellite uplink facilities, which transmissions are subject to FCC compliance in the U.S. and foreign regulatory requirements in QVC’s international operations. In most cases, QVC has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming.  Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and believes that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems or delays in implementing new systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. QVC and Cornerstone also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, became fully operational on August 1, 2016, but is the subject of litigation. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the E.U. - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the E.U. to the U.S. Further, the General Data Protection Regulation, which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA will become effective on January 1, 2020. Finally, the European Commission proposed new regulations in 2017, which proposals remain pending, regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”  QVC’s, Cornerstone’s and zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, Cornerstone and zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, Cornerstone’s and zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, Cornerstone’s and zulily’s business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Our businesses are subject to security risks, including security breaches and identity theft. In order to succeed, our businesses must be able to provide for secure transmission of confidential information over public networks and protect their confidential information on their systems. Unauthorized parties may attempt to gain access to our businesses’ systems by, among other things, hacking into our businesses’ systems or those of our businesses’ partners or vendors, or through fraud or other means of deceiving our businesses’ employees, partners or vendors. The techniques used to gain such access to our businesses’ information technology systems, our businesses' data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Our businesses have implemented systems and processes intended to secure their information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Any penetration of network security or other misappropriation or misuse of personal information could cause interruptions in the operations of our businesses and subject them to increased costs, litigation and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business. If our businesses’ are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. Our businesses may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. They also face risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business online. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

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

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary Cornerstone experiences higher sales volume during the second and fourth quarters of the year.  Our subsidiary zulily experiences a stronger third quarter during the back-to-school shopping season and stronger fourth quarter due to the holiday shopping season. If the vendors for these businesses are not able to provide popular products in sufficient amounts such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

The failure of our subsidiaries QVC U.S., QVC International, HSN and zulily to effectively manage the Easy-Pay, Flexpay, Smart-Pay and revolving credit card programs as applicable, could result in less income. QVC U.S. and QVC International offers Easy-Pay in the U.S., U.K., Germany and Italy (known as Q-Pay in Germany and Italy), a payment plan that, when offered, allows customers to pay for certain merchandise in two or more monthly installments.  Easy-Pay is frequently offered by QVC U.S. and QVC International on the products it sells. When Easy-Pay is offered by QVC U.S. and QVC International and elected by the customer, the first installment is typically billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed. QVC U.S. and QVC International cannot predict whether customers will pay all of their Easy-Pay installments. Accordingly, a provision for customer bad debts is provided as a percentage of accounts receivable based on historical experience and is included within selling, general and administrative expense (see note 2 to our accompanying consolidated financial statements). To the extent that Easy-Pay losses exceed historical levels, QVC’s results of operations may be negatively impacted.

HSN offers Flexpay, a program which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card installments. Flexpay is frequently offered by HSN on the products it sells. HSN maintains allowances for estimated losses resulting from the inability of customers to make required payments. Actual losses due to the inability of customers to make required payments may increase in a given period or exceed related estimates. As Flexpay usage continues to grow, HSN may experience these losses at greater rates, which will require it to maintain greater allowances for doubtful accounts of estimated losses than it has historically. To the extent that Flexpay losses exceed historical levels, HSN’s results of operations may be negatively impacted.

zulily offers Smart-pay, a program which customers may pay for certain merchandise in two or three payments. zulily maintains allowances for estimated losses resulting from the inability of customers to make required payments. Actual losses due to the inability of customers to make required payments may increase in a given period or exceed related estimates. zulily may experience these losses at greater rates, which will require it to maintain greater allowances for doubtful accounts of estimated losses than it has historically.

In addition, QVC U.S., HSN and zulily have an agreement with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to U.S. customers for the sole purpose of purchasing merchandise from QVC U.S., HSN and zulily with a branded credit card (For QVC U.S. the “Q Card”, for HSN the “HSN Credit Card” and for zulily the “zulily Credit Card”). QVC U.S., HSN and zulily receive a portion of the net economics of the respective credit card programs. We cannot predict the extent to which QVC U.S., HSN and zulily’s customers will use the Q Card, the HSN Credit Card, or the zulily Credit Card nor the extent that they will make payments on their outstanding balances.

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.  Our home television and online commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet.  We cannot assure you that if these subsidiaries and business affiliates experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

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

Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on our businesses. After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the U.S. As a presidential candidate, President Trump expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has also advocated for and imposed tariffs on certain goods imported into the U.S., particularly from China. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On November 30, 2018, the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement, a successor to the North American Free Trade Agreement, which will impact imports and exports among those countries. These and other proposed actions, if implemented, could adversely affect our businesses that sell imported products.

Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. Failing the implementation of an agreed extension, the U.K. is scheduled to withdraw from the E.U. on March 29, 2019. The U.K. government’s draft agreement on the withdrawal of the U.K. from the E.U. was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of Brexit on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. QVC’s business could be affected with respect to these matters during this period of uncertainty, and perhaps longer depending on the resulting terms. In particular, QVC’s business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by our business.  Additionally, the U.K. economy and consumer demand in the U.K., including for the Company’s products, could be negatively impacted.  Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and the Company’s business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect QVC’s operating results.

Our businesses could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google).  In obtaining a significant amount of website traffic via search engines, they utilize techniques such as search engine optimization (“SEO”) which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and SEM to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our online commerce businesses can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing their websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects their paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic.  Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality.  No assurance can be given that the fees paid to search portals will not exceed the revenue generated by their visitors.  Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our businesses may experience difficulty in achieving the successful development, implementation and customer acceptance of applications for smartphone and tablet computing devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application and its advertising market is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our online commerce businesses or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted.

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition.   As of December 31, 2018, QVC had total debt of approximately $5,148 million, consisting of $3,775 million in senior secured notes, $1,185 million under its senior secured credit facility and $188 million of capital and build to suit lease obligations. QVC also had $2.3 billion available for borrowing under its senior secured credit facility as of that date. QVC may incur significant additional indebtedness in the future. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

In addition, it is possible that QVC may need to incur additional indebtedness in the future in the ordinary course of business. If new debt is added to its current debt levels, the risks described above could intensify. If QVC experiences adverse effects on its financial condition as a result of their indebtedness, our financial performance could be adversely affected as well.

QVC may need to refinance its indebtedness. Although QVC expects to refinance or otherwise repay its indebtedness, it may not be able to refinance its indebtedness on terms acceptable to it or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under its senior secured credit facility and its existing notes. QVC’s ability to complete a refinancing of its senior secured credit facility and its existing notes prior to their respective maturities will depend on its financial and operating performance, as well as a number of conditions beyond its control. For example, if disruptions in the financial markets were to exist at the time that it intended to refinance this indebtedness, it might be restricted in its ability to access the financial markets. If QVC is unable to refinance its indebtedness, its alternatives would include negotiating an extension of the maturities of its senior secured credit facility and its existing notes with the lenders and seeking or raising new equity capital. If QVC were unsuccessful, the lenders under its senior secured credit facility and the holders of its existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect its and our financial condition.

Covenants in QVC’s debt agreements restrict its business in many ways. QVC’s senior secured credit facility and the indentures governing its notes contain various covenants that limit its ability and/or its restricted subsidiaries' ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•	pay dividends or make distributions or redeem or repurchase capital stock;
•	prepay, redeem or repurchase debt;
•	make loans, investments and capital expenditures;
•	enter into agreements that restrict distributions from its subsidiaries;
•	sell assets and capital stock of its subsidiaries;
•	enter into sale and leaseback transactions;
•	enter into certain transactions with affiliates;
•	consolidate or merge with or into, or sell substantially all of its assets to, another person; and
•	designate its subsidiaries as unrestricted subsidiaries.

In addition, QVC’s senior secured credit facility contains restrictive covenants and requires it to maintain a specified leverage ratio. QVC’s ability to meet this leverage ratio test can be affected by events beyond its control, and it may be unable to meet those tests. A breach of any of these covenants could result in a default under QVC’s senior secured credit facility, which in turn could result in a default under the indentures governing its notes. Upon the occurrence of an event of default under QVC’s senior secured credit facility, the lenders could elect to declare all amounts outstanding under its senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If QVC were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. QVC’s senior secured credit facility, its notes and certain future indebtedness are secured by a first priority perfected lien in all shares of its capital stock. If the lenders and counterparties under QVC’s senior secured credit facility, its notes and certain future indebtedness accelerate the repayment of obligations, it may not have sufficient assets to repay such obligations. QVC’s borrowings under its senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, QVC’s debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and QVC’s net income would decrease.

We may fail to realize the potential benefits of the acquisition of HSN or those benefits may take longer to realize than expected.    We believe there are significant benefits and synergies that may be realized through leveraging the scale, vendor relationships, merchandizing expertise and customer base of QVC U.S. and HSN. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt each company’s existing operations if not implemented in a timely and efficient manner. If the respective managements of Qurate Retail, QVC U.S. and HSN are unable to minimize the potential disruption to their respective businesses and operations during this period, we may not realize the anticipated benefits of the acquisition of HSN. Realizing these benefits may depend in part on the efficient coordination and alignment of various functions, including marketing, merchandising, buying expertise, customer acquisition and the integration of certain administrative functions, while maintaining adequate focus on QVC U.S.’s and HSN’s core businesses. QVC U.S., HSN and zulily engage in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, fulfillment integration, business advisory services, and software development with the expectation that these transactions will result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. However, they may not realize these anticipated benefits. We currently anticipate that these efforts will continue for the foreseeable future.

Our operating expenses are expected to increase over the near term due to the increased headcount, expanded operations and changes related to the assimilation of HSN. In addition, we have incurred expenses related to the acquisition of HSN, which may adversely affect our financial results. To the extent that our expenses increase but revenue does not increase commensurately, there are unanticipated expenses related to the assimilation process, there are significant costs associated with presently unknown liabilities, or if the foregoing charges and expenses are larger than anticipated, our consolidated business, operating results and financial condition may be adversely affected. Failure to timely implement, or problems with implementing, the post-acquisition strategy for HSN also may adversely affect the trading price of our common stock.

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

We do not have the right to manage our business affiliates, which means we are not able to cause those business affiliates to act in a manner that we deem desirable.  We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake). Rather, our rights may take the form of representation on the board of directors or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights varies from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent a business affiliate from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken as these companies are business affiliates in which we own a partial interest.

We have overlapping directors and officers with Liberty Media Corporation (“LMC”), Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), Liberty Broadband, Liberty Expedia Holdings, Inc. (“Expedia Holdings”), and GCI Liberty, which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2018 that resulted in the separate corporate existence of our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and GCI Liberty, most of the executive officers of Qurate Retail also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and GCI Liberty and there are overlapping directors. Other than GCI Liberty’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and/or GCI Liberty stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and/or GCI Liberty. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings, Expedia Holdings and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings and GCI Liberty) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband, Expedia Holdings or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of December 31, 2018, our wholly-owned subsidiary LI  LLC had $2,308 million principal amount of publicly-traded debt outstanding. LI LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk.  LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,517 million as of December 31, 2018. Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends.  LI LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures. For example, in connection with the Transactions, our company contributed its entire equity interest in Charter Communications, Inc. to GCI Liberty. Shares of Charter serve as the underlying reference shares for the 1.75% Exchangeable Debentures. Pursuant to a reorganization agreement and indemnification agreement entered into in connection with the Transactions, our company, LI LLC and GCI Liberty agreed to cooperate with, and reasonably assist each other with respect to, the commencement and consummation of one or more privately negotiated transactions with respect to the 1.75% Exchangeable Debentures within six months of the closing of the Transactions. In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. Following the initial six month period, the remaining indemnification from GCI Liberty to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. However, we cannot give any assurance as to whether GCI Liberty will fulfill its indemnification obligations pursuant to the indemnification agreement.

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

John C. Malone, a director of our company and our former Chairman of the Board, beneficially owns shares representing the power to direct approximately 40% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95% of the outstanding shares of our Series B Qurate Retail common stock as of January 31, 2019.

We have identified material weaknesses in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to material weaknesses. The identified material weaknesses, at December 31, 2018, relate to information technology general controls (“ITGCs”) as well as certain business process controls designed to compensate for UK revenue system ITGC failures. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Further, review controls intended to ensure revenue is appropriately recorded in the UK were not deemed effective.

While the control deficiencies did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

As further described in “Item 9A. Controls and Procedures,” we are taking the necessary steps to remediate the material weaknesses. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of these material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective following their completion in the future or that additional or similar material weaknesses will not develop or be identified.

Implementing any further changes to our internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC.  All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QVC U.S. owns its corporate headquarters and operations center in West Chester, Pennsylvania, which consist of office space and include executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices. QVC U.S. and QVC International also own call centers in San Antonio, Texas; Chesapeake, Virginia; Bochum and Kassel, Germany; and Chiba-Shi, Japan. QVC U.S. and QVC International own distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Ontario, California; Chiba, Japan; and Hücklehoven, Germany.  Additionally, QVC International owns multi-functional buildings in Knowsley, United Kingdom, Chiba, Japan and Brugherio, Italy. In Germany, QVC International owns its administrative offices within the headquarters located in Düsseldorf, Germany which also includes leased video broadcast studios and facilities. To supplement the facilities it owns, it also leases various facilities worldwide.

zulily leases its corporate headquarters in Seattle, Washington, fulfillment centers in Lockbourne, Ohio, McCarran, Nevada, Bethlehem, Pennsylvania, and corporate offices in Gahanna, Ohio, Shenzhen, China and Bellevue, Washington.

HSN owns a corporate headquarters, call center, and operations center in St. Petersburg, Florida along with a distribution center in Piney Flats, Tennessee. Additionally, HSN leases distribution centers in Bristol, Virginia; Fontana, California; Greenville, Tennessee; Morristown, Tennessee; and Roanoke, Virginia. Office space is leased in Ronkonkoma, New York; New York, New York; St. Petersburg, Florida; and Maple Heights, Ohio.

Cornerstone owns an office and storage facility in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in Butler and Warren Counties in Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 20 retail stores and outlets, and photo centers in various locations throughout the United States.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, “Qurate Retail,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B QVC Group common stock traded on the Nasdaq Global Select Market under the symbols “QVCA” and “QVCB,” respectively. On May 23, 2018, the Company filed its restated certificate of incorporation, which (i) eliminated the tracking stock capitalization structure of the Company and (ii) reclassified each outstanding share of our Series A and Series B QVC Group common stock into one share of our Series A and Series B common stock, respectively.  Following the reclassification, our Series A and Series B common stock continued trading on the Nasdaq Global Select Market, but under the symbols “QRTEA” and “QRTEB.”  Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. Although the reclassification resulted in stock name and related ticker symbol changes, historical information for our Series B QVC Group common stock refers to such stock herein as our Series B common stock.  The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2018 and 2017.   Although our Series B common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded.

	Qurate Retail
	Series B (QRTEB)
	High	Low
2017
First quarter	$22.05	17.62
Second quarter	$24.93	19.40
Third quarter	$25.10	21.14
Fourth quarter	$26.79	20.93
2018
First quarter	$28.90	24.49
Second quarter	$25.46	20.32
Third quarter	$23.09	19.62
Fourth quarter	$24.24	18.47

Holders

As of January 31, 2019, there were 2,685 and 77 record holders of our Series A and Series B Qurate Retail common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2019.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On several occasions our board of directors has authorized a share repurchase program for our Series A and Series B QVC Group common stock. On each of May 5, 2006, November 3, 2006 and October 30, 2007 our board authorized the repurchase of $1 billion of Series A and Series B Liberty Interactive common stock for a total of $3 billion. These previous authorizations remained effective following the LMC Split-Off, notwithstanding the fact that the Qurate Retail common stock ceased to be a tracking stock during the period following the LMC Split-Off and prior to the creation of our Liberty Ventures common stock in August 2012.  On February 22, 2012 the board authorized the repurchase of an additional $700 million of Series A and Series B Qurate Retail common stock.  Additionally, on each of October 30, 2012 and February 27, 2014, the board authorized the repurchase of an additional $1 billion of Series A and Series B Qurate Retail common stock.  In connection with the TripAdvisor Holdings Spin-Off during August 2014, the board authorized $350 million for the repurchase of either the Qurate Retail or Liberty Ventures tracking stocks. In October 2014, the board authorized the repurchase of an additional $650 million of Series A and Series B Liberty Ventures common stock. In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. In addition, on October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or the Liberty Ventures common stock. On September 19, 2017, the board authorized the repurchase of an additional $1 billion of Series A QVC Group common stock. In March 2018, the board authorized the repurchase of an additional $693 million of Series A QVC Group common stock. Previous authorizations with respect to QVC Group common stock remain effective and now apply to Qurate Retail common stock.

A summary of the repurchase activity for the three months ended December 31, 2018 is as follows:

	Series A Qurate Retail Common Stock (QRTEA)
				Maximum Number
				(or Approximate Dollar
			Total Number of	Value) of Shares that
	Total Number	Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2018	6,228,812	$21.70	6,228,812	$620	million
November 1 - 30, 2018	4,890,275	$22.82	4,890,275	$508	million
December 1 - 31, 2018	5,800,744	$20.51	5,800,744	$389	million
Total	16,919,831		16,919,831

3,220 shares of Series A Qurate Retail common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2018.

Item 6.  Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2018	2017	2016	2015	2014
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$653	903	825	2,449	2,306
Investments in available-for-sale securities and other cost investments	$96	2,363	1,922	1,353	1,224
Intangible assets not subject to amortization (1)	$10,912	11,011	9,354	9,485	7,893
Noncurrent assets of discontinued operations (2) (3) (4)	$—	3,635	3,161	927	514
Total assets	$17,841	24,122	20,355	21,180	18,598
Long-term debt	$5,963	7,553	7,166	7,481	7,062
Deferred income tax liabilities	$1,925	2,500	3,354	3,217	2,681
Noncurrent liabilities of discontinued operations (2) (3) (4)	$—	303	282	285	140
Total equity (1)	$5,744	10,083	6,861	6,875	5,780
Noncontrolling interest in equity of subsidiaries (2)	$120	99	89	88	107

	Years ended December 31,
	2018	2017	2016	2015	2014
	amounts in millions,
	except per share amounts
Summary Statement of Operations Data:
Revenue	$14,070	10,404	10,647	9,989	10,499
Operating income (loss)	$1,324	1,043	968	1,116	1,188
Interest expense	$(381)	(355)	(363)	(360)	(387)
Share of earnings (losses) of affiliates, net	$(162)	(200)	(68)	(178)	(19)
Realized and unrealized gains (losses) on financial instruments, net	$76	145	414	114	(57)
Gains (losses) on transactions, net (1)	$1	410	9	110	74
Earnings (loss) from continuing operations (4) (5):
Qurate Retail common stock	$722	1,254	511	674	574
Liberty Ventures common stock	101	781	264	(43)	(36)
	$823	2,035	775	631	538
Basic earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$1.46	2.71	0.99	1.35	1.10
Series A and Series B Liberty Ventures common stock (3) (4)	$1.17	14.34	5.54	(0.36)	(0.43)
Diluted earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$1.45	2.70	0.98	1.33	1.09
Series A and Series B Liberty Ventures common stock (3) (4)	$1.16	14.17	5.49	(0.36)	(0.43)

(1)

On December 29, 2017, the Company acquired the remaining approximately 62% of HSN it did not already own in an all-stock transaction, making HSN a wholly-owned subsidiary. In conjunction with the application of acquisition accounting, the Company recorded a full step up in basis of HSN along with a gain between our historical basis and the fair value of our interest in HSN.

(2)

On August 27, 2014, the Company completed the TripAdvisor Holdings Spin-Off. The consolidated financial statements of Qurate Retail have been prepared to reflect TripAdvisor Holdings as discontinued operations. However, the noncontrolling interest attributable to our former ownership interest in TripAdvisor is included in the noncontrolling interest line item in the consolidated balance sheet from the date of acquisition until the date of completion of the TripAdvisor Holdings Spin-Off. See Item 1 “ Business” for further details on the TripAdvisor Holdings Spin-Off.

(3)

The Expedia Holdings Split-Off was effected on November 4, 2016 as a split-off through the redemption of a portion of Qurate Retail’s Series A and Series B Liberty Ventures common stock for shares of Expedia Holdings (as defined below). The consolidated financial statements of Qurate Retail have been prepared to reflect the Company’s interest in Expedia (as defined below) as a discontinued operation for the years ended December 31, 2016, 2015 and 2014.

(4)

The GCI Liberty Split-Off (defined below) was effected on March 9, 2018.  The split-off of Qurate Retail’s interest in Liberty Broadband (as defined below) had a major effect on Qurate Retail’s operations. Accordingly, Qurate Retail’s interest in Liberty Broadband is presented as a discontinued operation for the years ended December 31, 2018, 2017 and 2016.

(5)

Includes earnings (losses) from continuing operations attributable to the noncontrolling interests of $48 million, $46 million, $39 million, $42 million and $40 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Additionally, see note 2 in the accompanying consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QVC U.S. and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. On December 29, 2017, we acquired the approximately 62% of HSN we did not already own in an all-stock transaction (the “Merger”) making HSN a wholly-owned subsidiary. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control.  Following this transaction, Cornerstone (a former subsidiary of HSN) remains a subsidiary of Qurate Retail. HSN is a reportable segment, and Cornerstone is included in the “Corporate and other” reportable segment. On October 1, 2015 we acquired zulily, llc (“zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. zulily is a reportable segment.  References throughout this annual report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.

Our “Corporate and other” category includes our consolidated subsidiary Cornerstone, along with various cost and equity method investments. See discussion below for the entities that were included in Corporate and other in prior periods.

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of Qurate Retail’s businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, zulily, HSN and Cornerstone among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities (which were all included in the Corporate and other category). The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “Reorganization Agreement,” and the transactions contemplated thereby, the “Transactions”) among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail (“LI LLC”). Pursuant to the Reorganization Agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. (“GCI Liberty”)) and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI Liberty through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

Following the contribution, Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock. On April 9, 2018, Liberty Interactive Corporation was renamed Qurate Retail, Inc. On May 23, 2018, Qurate Retail amended its charter to eliminate the tracking stock capitalization structure and reclassify each share of QVC Group common stock into one share of the corresponding series of new common stock of Qurate Retail. Throughout this annual report, we refer to our Series A and Series B common stock as “Qurate Retail common stock” and “QVC Group common stock.” In July 2018, the Internal Revenue Service (“IRS”) completed its review of the GCI Liberty Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 15  to the accompanying consolidated financial statements). Expenditures related to the QRG Initiatives are recorded as part of transaction related costs.

Disposals

On July 22, 2016, Qurate Retail completed its previously announced spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub.  CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not have a major effect on Qurate Retail’s operations and financial results.

On November 4, 2016, Qurate Retail completed its previously announced split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”). At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Qurate Retail’s former interest in Expedia Group, Inc., formerly known as Expedia, Inc. (“Expedia”) and Qurate Retail’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Qurate Retail on November 4, 2016.

Qurate Retail viewed Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Qurate Retail’s interest in Expedia had a major effect on Qurate Retail’s operations, primarily due to one-time gains on transactions recognized by Expedia.  Accordingly, the consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off did not have a major effect on Qurate Retail’s historical results nor is it expected to have a major effect on Qurate Retail’s future operations.  Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Qurate Retail. Bodybuilding is included in the Corporate and other segment through November 4, 2016.

As a result of the GCI Liberty Split-Off, Qurate Retail viewed LendingTree, Evite and Liberty Broadband as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Qurate Retail’s interest in Liberty Broadband had a major effect on Qurate Retail’s operations. Accordingly, Qurate Retail’s interest in Liberty Broadband is presented as a discontinued operation. The disposition of Evite and LendingTree as part of the GCI Liberty Split-Off did not have a major effect on Qurate Retail’s historical results nor is it expected to have a major effect on Qurate Retail’s future operations. Accordingly, Evite and LendingTree are not presented as discontinued operations.

Strategies and Challenges

Televised Shopping Businesses.   The goal of QVC is to extend its leadership in video commerce, e-commerce, mobile commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media, and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce.  QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. QVC curates experiences, conversations and communities for millions of highly discerning shoppers, and also curates large audiences, across its many platforms, for its thousands of brand partners.

QVC intends to employ several strategies to achieve these objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging, video-rich shopping experiences across its broadcast networks, websites, mobile applications and social pages (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer service experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.

Future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC’s broadcast programming, and increased spending from existing customers. Future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC’s programming services; (ii) QVC’s ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.

Economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for their products and services since a substantial portion of their revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the United States (“U.S.”) or other key markets, including Japan and Europe, become uncertain or deteriorate, customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our businesses’ ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. The Company is currently unable to predict the extent of any of these potential adverse effects.

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which British citizens approved an exit from the European Union (the "EU"), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU. In the longer term, any impact from Brexit on QVC will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the European Union with an agreement as to the terms of its withdrawal, it is possible that new terms may adversely affect QVC’s operations and financial results in a number of ways, not all of which are currently readily apparent. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the EU. This started the two year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the EU. Failing the implementation of an agreed extension, the U.K. is scheduled to withdraw from the E.U. on March 29, 2019.  The U.K. government’s draft agreement on the withdrawal of the U.K. from the E.U. was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit.

During his campaign in the 2016 U.S. presidential election, the current President of the U.S. expressed apprehension towards existing trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on goods imported into the United States, particularly from China. On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On November 30, 2018 the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement, a successor to the North American Free Trade Agreement, which will impact imports and exports among those countries. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

zulily. zulily’s objective is to be the leading online retail destination for shoppers. zulily’s goal is to be part of its customers’ daily routine, allowing them to visit zulily sites and discover a selection of fresh, new and affordable merchandise curated for them every morning. zulily intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers; (ii) increase customer loyalty and repeat purchasing; (iii) add new vendors and strengthen existing vendor relationships; (iv) invest in mobile platform and channels with which its customers want to engage; and (v) invest in low cost supply chain systems in the U.S. and cross border.

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

To support its large and diverse base of vendors and its flash sales model that requires constantly changing products, zulily must incur costs related to its merchandising team, photography studios and creative personnel. As zulily grows, it may not be able to continue to expand its product offerings in a cost-effective manner. In addition, the variety in size and sophistication of zulily’s vendors presents different challenges to its infrastructure and operations. zulily’s emerging brands and smaller boutique vendors may be less experienced in manufacturing and shipping, which may lead to inconsistencies in quality, delays in the delivery of merchandise or additional fulfillment cost. zulily’s larger national brands may impose additional requirements or offer less favorable terms than smaller vendors related to margins and inventory ownership and risk and may also be unable to ship products timely. If zulily is unable to maintain and effectively manage its relationships with emerging brands and smaller boutique vendors or larger national brands, zulily’s business could be adversely affected.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments. The "Corporate and other" category consists of our consolidated subsidiary Cornerstone, along with various cost and equity method investments. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations - Businesses" below.

Operating Results

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Revenue
QVC U.S.	$6,349	6,140	6,120
QVC International	2,738	2,631	2,562
HSN	2,202	NA	NA
zulily	1,817	1,613	1,547
Corporate and other	973	23	428
Inter-segment eliminations	(9)	(3)	(10)
Consolidated Qurate Retail	$14,070	10,404	10,647

Former QVC Group	(a)	10,381	10,219
Former Ventures Group	(a)	23	428

Operating Income (Loss)
QVC U.S.	$1,112	994	915
QVC International	351	353	288
HSN	49	(38)	NA
zulily	(95)	(129)	(152)
Corporate and other	(93)	(137)	(83)
Consolidated Qurate Retail	$1,324	1,043	968

Former QVC Group
Former Ventures Group	(a)	1,100	1,011
	(a)	(57)	(43)

Adjusted OIBDA
QVC U.S.	$1,417	1,455	1,435
QVC International	429	451	405
HSN	213	NA	NA
zulily	108	91	112
Corporate and other	(13)	(47)	(13)
Consolidated Qurate Retail	$2,154	1,950	1,939

Former QVC Group	(a)	1,977	1,936
Former Ventures Group	(a)	(27)	3

(a)

Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the year ended December 31, 2018.

Revenue.    Our consolidated revenue increased 35.2% and decreased 2.3% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase was primarily related to the acquisition of HSN, as no HSN revenue was included in 2017 results due to the timing of the acquisition.  Corporate and other revenue increased $950 million for the year ended December 31, 2018, as compared to the corresponding period in the prior year due to the purchase of Cornerstone which had revenue of $970 million for the year ended December 31, 2018, partially offset by a decrease in revenue due to the disposition of Evite in the GCI Liberty Split-Off ($21 million).  Corporate and other revenue decreased $405 million for the year ended December 31, 2017, as compared to the corresponding prior year period due to the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($355 million) and the CommerceHub Spin-Off in July 2016 ($51 million).  QVC U.S. revenue increased $209 million and increased $20 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. QVC International revenue increased $107 million and increased $69 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. zulily’s revenue increased $204 million and $66 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year period. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC U.S. and QVC International, HSN and zulily.

Operating income (loss).    Our consolidated operating income increased $281 million and  increased  $75 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. QVC U.S. operating income increased $118 million and increased $79 million for the years ended December 31, 2018 and 2017, respectively as compared to the corresponding prior year periods. QVC International operating income decreased $2 million and increased $65 million for the years ended December 31, 2018 and 2017, respectively as compared to the corresponding prior year periods. zulily’s operating losses improved $34 million and $23 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. HSN had operating income of $49 million for the year ended December 31, 2018. HSN’s operating loss in 2017 was the result of $38 million of severance-related expenses, including salaries and wages and stock-based compensation expense, recorded in the period ended December 31, 2017. Operating losses for Corporate and other improved $44 million for the year ended December 31, 2018, as compared to the corresponding period in the period year, due to fewer corporate costs at the Liberty Ventures Group due to the GCI Liberty Split-Off in the first quarter of 2018 and a decrease in stock compensation expense, partially offset by an increase in purchase accounting amortization at Cornerstone in 2018.  Operating losses for Corporate and other increased $54 million for the year ended December 31, 2017, as compared to the corresponding prior year period, primarily due to an increase in stock compensation expense as a result of the stock option exchange (see note 12 to the accompanying consolidated financial statements), and transaction costs associated with the acquisition of HSN, partially offset by the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off, and the CommerceHub Spin-Off. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC U.S. and QVC International, HSN and zulily.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting policies (“GAAP”).  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 16 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA increased $204 million and $11 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase was primarily related to HSN which had Adjusted OIBDA of $213 million for the year ended December 31, 2018, and no Adjusted OIBDA for the year ended December 31, 2017 due to the timing of the acquisition.  QVC U.S. Adjusted OIBDA decreased $38 million and increased $20 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. QVC International Adjusted OIBDA decreased $22 million and increased $46 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. zulily’s Adjusted OIBDA increased $17 million and decreased $21 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. Corporate and other Adjusted OIBDA increased $34 million for the year ended December 31, 2018, as compared to the corresponding period in the prior year due to the acquisition of Cornerstone as well as fewer corporate costs compared to the prior year.  Corporate and other Adjusted OIBDA decreased $34 million for the year ended December 31, 2017, as compared to the corresponding period in the prior year, primarily due to the disposition of Bodybuilding in November 2016 as part of the Expedia Holdings Split-Off ($24 million), and the CommerceHub Spin-Off in July 2016 ($16 million). See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC U.S. and QVC International, HSN and zulily.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2018	2017	2016
	amounts in millions

Interest expense	$(381)	(355)	(363)
Share of earnings (losses) of affiliate, net	(162)	(200)	(68)
Realized and unrealized gains (losses) on financial instruments, net	76	145	414
Gains (losses) on transactions, net	1	410	9
Tax sharing income (expense) with GCI Liberty, Inc.	32	—	—
Other, net	(7)	7	131
Other income (expense)	$(441)	7	123

Former QVC Group	(a)	151	(203)
Former Ventures Group	(a)	(144)	326

(a)

Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the year ended December 31, 2018 primarily related to mark-to-market adjustments on the investments in Charter and ILG.

Interest expense.    Interest expense increased $26 million and decreased $8 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase in interest expense for the year ended December 31, 2018 is due to the HSN Bank Credit Facility that was not included during the year ended December 31, 2017, and higher amounts outstanding and higher average interest rates on variable rate debt at QVC.  The decrease in interest expense for the year ended December 31, 2017 is due to higher average debt balances at the corporate level in 2016, and the redemption of the majority of our 0.75% Exchangeable Senior Debentures due 2043 during the second and third quarter of 2016.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2018		2017	2016
	amounts in millions

HSN (1)	$	NA	40	48
FTD Companies, Inc. ("FTD") (2)		(70)	(146)	(41)
LendingTree (3)		—	7	12
Other (4)		(92)	(101)	(87)
		$(162)	(200)	(68)

(1)

On December 29, 2017, the Company acquired the approximately 62% of HSN it did not already own in an all-stock transaction making HSN a wholly-owned subsidiary of the Company.  As HSN is no longer an equity affiliate as of this date, the Company has not recorded share of earnings (losses) related to HSN for the year ended December 31, 2018.

(2)

FTD recorded an impairment during the second quarter of 2018, and Qurate Retail recorded its portion of FTD’s impairment. The Company recorded an additional impairment on its investment in FTD during the fourth quarter of 2018.   During the year ended December 31, 2017, the carrying value of Qurate’s investment in FTD was written down to its fair value.

(3)

As a result of the GCI Liberty Split-Off, LendingTree is no longer an equity affiliate of the Company as of March 9, 2018, and the Company’s share of LendingTree’s losses for the year ended December 31, 2018 are recorded through March 9, 2018.

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

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Equity securities	$155	434	723
Exchangeable senior debentures	(3)	(193)	(308)
Indemnification asset	(70)	—	—
Other financial instruments	(6)	(96)	(1)
	$76	145	414

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The decrease for the year ended December 31, 2018 as compared to the corresponding prior year period was primarily driven by a decrease in the unrealized gain on the investment in Charter and the contribution of Charter to GCI Liberty in the GCI Liberty Split-Off, a decrease in unrealized gains on the investment in ILG, and an unrealized loss on the indemnification asset as a result of the GCI Liberty Split-Off, partially offset by an increase in unrealized gains on exchangeable debt and derivative instruments.  The decrease for the year ended December 31, 2017 as compared to the corresponding prior year period was primarily driven by the investments in Liberty Broadband and Charter experiencing higher gains during 2016 compared to 2017, as well as the exchange of a majority of our  0.75% Exchangeable Senior Debentures due 2043 during 2016 (see note 6 to the accompanying consolidated financial statements for additional discussion).

Gains on transactions, net.   Gain on transactions, net, decreased $409 million and increased $401 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods.   The decrease in gain on transactions, net for the year ended December 31, 2018 is due to the acquisition of HSN in 2017. In conjunction with the application of acquisition accounting, we recorded a full step up in basis of HSN along with a gain between our historical basis and the fair value of our interest in HSN in 2017.  The gain on transactions, net, for the year ended December 31, 2016 is primarily the result of the sale of Right Start in January 2016.

Tax sharing income (expense) with GCI Liberty.   Due to the GCI Liberty Split-Off, the Company entered into a tax sharing agreement with GCI Liberty.  As a result, the Company recognized tax sharing income of $32 million for the year ended December 31, 2018.

Other, net. The primary components of other, net are gains (losses) on dilution of investments in affiliates, foreign exchange gains (losses) and interest income. Other, net decreased $14 million for the year ended December 31, 2018 when compared to the corresponding prior year period primarily due to a loss on extinguishment related to the exchange of the 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) in June 2018 (see note 6 of the accompanying consolidated financial statements), partially offset by an increase in foreign exchange gains and interest income.  Other, net decreased $124 million for the year ended December 31, 2017 when compared to the corresponding prior year period primarily due to a change in gain (loss) on dilution of investments of $80 million and a change in foreign exchange gains (losses) of $44 million.

Income taxes.  The Company had an income tax expense of $60 million, income tax benefit of $985 million and income tax expense of $316 million for the years ended December 31, 2018,  2017 and 2016, respectively.  Our effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 6.8%, 93.8% and 29.0% respectively.  In 2018 the effective tax rate was lower than the U.S. federal tax of 21% primarily due to tax benefits from tax credits and incentives generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter.  In connection with the analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 9 in the accompanying consolidated financial statements, the Company has recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consisted of a net benefit for the corporate rate reduction. In addition our tax rate was impacted by the consolidation of our equity method investment in HSN during the year ended December 31, 2017. The effective tax rate in 2016 was less than the U.S. federal tax rate of 35% primarily due to tax credits and incentives derived from our alternative energy investments.

Net earnings.    We had net earnings of $964 million, $2,487 million and $1,274 million for the years ended December 31, 2018,  2017 and 2016, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2018 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Bank Credit Facilities, (the “Fourth Amended and Restated Credit Facility”), as discussed in note 8 of the accompanying consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and zulily,  due to a requirement that a leverage ratio (defined as the ratio of subsidiaries’ consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained.

During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings, except for LI, LLC’s issue-level rating which was downgraded to BB- from BB by S&P Global Ratings in March 2018. All other ratings remained unchanged.    Qurate Retail and its subsidiaries are in compliance with their debt covenants as of December 31, 2018.

As of December 31, 2018,  Qurate Retail's liquidity position consisted of the following:

	Cash and cash	Equity
	equivalents	securities
	amounts in millions
QVC U.S. and QVC International	$503	—
HSN	40	—
zulily	47	—
Corporate and other	63	96
Total Qurate Retail	$653	96

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $2.3  billion available for borrowing under the QVC Bank Credit Facility at December 31, 2018.  As of December 31, 2018, QVC had approximately $216 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 70% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.  QVC believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2018	2017	2016
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$1,273	1,490	1,443
Net cash provided (used) by investing activities	$47	(391)	908
Net cash provided (used) by financing activities	$(1,574)	(1,036)	(1,572)

During the year ended December 31, 2018,  Qurate Retail's primary uses of cash were the GCI Liberty Split-Off of $475 million, repurchases of Series A Qurate Retail common stock of $988 million, and net repayments of certain debt obligations of approximately $174 million (including the repurchase of a portion of the 1.75% Exchangeable Debentures), partially offset by proceeds from the sale of certain cost investments of $562 million.

The projected uses of Qurate Retail’s cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $340 million for interest payments on outstanding debt, corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $290 million, the repayment of certain debt obligations and the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$7,591	433	64	2,630	4,464
Interest payments (2)	3,776	343	673	647	2,113
Operating lease obligations	378	72	113	78	115
Purchase orders and other obligations (3)	1,940	1,892	42	5	1
Total	$13,685	2,740	892	3,360	6,693

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2018, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2018 rates and (iii) assume that our existing debt is repaid at maturity.

(3)	Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.

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

Fair Value Measurements

Financial Instruments.    We record a number of assets and liabilities in our consolidated balance sheets at fair value on a recurring basis, including equity securities, financial instruments and our exchangeable senior debentures.

GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value our Fair Value Option (as defined below) securities. As of December 31, 2018 and 2017, the carrying value of our Fair Value Option securities was zero and $2,275 million, respectively.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2018, the principal amount and carrying value of our exchangeable debentures were $1,517 million and $1,334 million, respectively.

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

As of December 31, 2018, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Trademarks	Total
	amounts in millions
QVC U.S.	$4,305	2,428	6,733
QVC International	860	—	860
HSN	923	597	1,520
zulily	917	870	1,787
Corporate and other	12	—	12
	$7,017	3,895	10,912

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year. We utilize a qualitative assessment for determining whether a quantitative goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. There were no goodwill impairments in 2018, 2017 and 2016.   In 2018, an impairment of $30 million to HSN’s tradenames was recorded.  There were no impairments of other intangible assets in 2017 and 2016.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statements of operations. For the years ended December 31, 2018,  2017 and 2016,  sales returns represented 17.4%, 18.1% and 18.3% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of retail sales in our consolidated statements of operations. At December 31, 2018, QVC's inventory was $1,280 million, which was net of the obsolescence adjustment of $143 million. At December 31, 2017, inventory was $1,204 million, which was net of the obsolescence adjustment of $92 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as a provision for doubtful accounts in Selling, general, and administrative expenses in our consolidated statements of operations.  At December 31, 2018, QVC's trade accounts receivable were $1,787 million, net of the allowance for doubtful accounts of $112 million. At December 31, 2017, trade accounts receivable were $1,680 million, net of the allowance for doubtful accounts of $91 million. Each of these estimates requires management judgment and may not reflect actual results.

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

Results of Operations—Businesses

QVC U.S. and QVC International

QVC U.S. and QVC International are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.

QVC U.S.'s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, and Beauty iQ. QVC U.S.’s programming is also available on QVC.com, QVC's U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).  QVC International’s televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France.  In some of the countries where QVC International operates, its televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra, QVC Style in the U.K. Similar to the U.S., QVC International’s businesses also engage customers via websites, mobile applications and social pages. QVC International employs product sourcing teams who select products tailored to the interests of each local market.

QVC U.S. and QVC International's operating results were as follows:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Net revenue	$9,087	8,771	8,682
Cost of sales	(5,789)	(5,598)	(5,540)
Operating expenses	(612)	(601)	(606)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(840)	(666)	(696)
Adjusted OIBDA	1,846	1,906	1,840
Stock-based compensation	(39)	(31)	(32)
Depreciation and amortization	(303)	(519)	(605)
Transaction related costs	(41)	(9)	—
Operating income	$1,463	1,347	1,203

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
QVC U.S.	$6,349	6,140	6,120
QVC International	2,738	2,631	2,562
	$9,087	8,771	8,682

QVC U.S. and QVC International's consolidated net revenue increased 3.6% and 1.0% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The 2018 increase of $316 million in net revenue was primarily comprised of an increase of $269 million due to a 2.7% increase in units sold, $102 million due to the inclusion of Private Label Credit Card (“PLCC”) income in the U.S. as a result of the adoption of ASC 606, $83 million in favorable foreign currency exchange rates and a $10 million increase in shipping and handling revenue.  This was primarily offset by a 1.1% decrease in average selling price per unit ("ASP") attributing $111 million, and an increase of $35 million in estimated product returns.  The changes in units sold, foreign exchange rates, ASP and estimated product returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. The impact of this change was $21 million for the year ended December 31, 2018 in comparison to the year ended December 31, 2018 without the adoption of ASC 606. The 2017 increase of $89 million in net revenue was primarily comprised of an increase of $405 million due to a 4.2% increase in units sold. This was primarily offset by a 2.3% decrease in ASP attributing $237 million, $33 million due to unfavorable foreign currency rates, a decrease of $27 million in shipping and handling revenue, a $15 million decrease in miscellaneous income and an increase of $4 million in estimated product returns.

During the years ended December 31, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. QVC’s product margins may continue to be under pressure due to the devaluation of foreign currencies,  and it will attempt to reduce its exposure through pricing and vendor negotiations as Brexit negotiations progress.

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

The percentage change in net revenue for QVC U.S. and QVC International in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2018			Year ended December 31, 2017
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QVC U.S.	3.4%	—%	3.4%	0.3%	—%	0.3%
QVC International	4.1%	3.2%	0.9%	2.7%	(1.3)%	4.0%

In 2018, the QVC U.S. net revenue increase was primarily due to a 3.8% increase in units shipped, $102 million due to the inclusion of PLCC income and a $14 million increase in shipping and handling revenue. This increase was offset by a 1.7% decrease in ASP and a $41 million increase in estimated product returns. QVC U.S. experienced shipped sales growth in all categories except jewelry and home. QVC International net revenue growth in constant currency was primarily due to a 0.9% increase in units shipped, driven by increases in the U.K. and Japan and a $6 million decrease in estimated product returns driven by Japan. This was offset by a $4 million decrease in shipping and handling revenue and a slight decrease in ASP. QVC International experienced shipped sales growth in constant currency in electronics, beauty and home.

In 2017, the QVC U.S. net revenue increase was primarily due to a 3.7% increase in units shipped and a decrease in estimated product returns. This increase was offset by a 2.9% decrease in ASP, a $32 million decrease in shipping and handling revenue and a $14 million decrease in miscellaneous income. QVC U.S. experienced shipped sales growth in all categories except jewelry. The decreases in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. The decrease in estimated product returns was primarily due to an overall lower return rate across all product categories except jewelry.  The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers.  QVC International net revenue growth in constant currency was primarily due to a 5.0% increase in units shipped, driven by increases in Japan, Germany, France and the U.K. offset by a decrease in units shipped in Italy.  There was a $5 million increase in shipping and handling revenue, primarily driven by Japan.  This was offset by a decrease of 1.0% in ASP, primarily driven in Japan and Germany offset by increases in Italy and the U.K. and a $20 million increase in estimated product returns, driven by all markets except Japan.  QVC International experienced shipped sales growth in constant currency in all categories except electronics and jewelry.

QVC U.S. and QVC International's cost of sales as a percentage of net revenue was 63.7%,  63.8% and 63.8% for the years ended December 31, 2018,  2017 and 2016, respectively. The slight decrease in cost of goods sold as a percentage of revenue in 2018 is primarily due to the inclusion of PLCC income within net revenue, which was previously recorded as an offset to selling, general and administrative expenses, offset somewhat by higher warehouse and freight costs.

Operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses increased $11.0 million or 1.8% and decreased $5.0 million or 0.8% for the years ended December 31, 2018 and 2017, respectively. The increase in 2018 was primarily due to a $10 million increase in credit card fees primarily in the U.S. and $6 million due to unfavorable exchange rates, which was partially offset by a $2 million decrease in commissions primarily in the U.S., offset by increases in the U.K. and Japan and a $2 million decrease of telephone expenses primarily in the U.S. The decrease in 2017 was primarily due to favorable exchange rates.

SG&A expenses (excluding stock compensation) include personnel, information technology, provision for doubtful accounts, production costs and marketing and advertising expense and during 2017, credit card income. Such expenses increased $174 million, and were 9% of net revenue for the year ended December 31, 2018 as compared to the prior year and decreased $30 million and  were 8% of net revenue for the year ended December 31, 2017 as compared to the prior year, as a result of a variety of factors.

The increase in 2018 was primarily due to the reclassification of PLCC income, attributing $105 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the year ended December 31, 2017. Additionally, there was a $29 million increase in outside services across all markets, a $21 million increase in bad debt expense primarily in the U.S. and to a lesser extent, Japan, a $14 million increase in marketing expenses primarily in the U.S. and a $12 million increase due to unfavorable exchange rates. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the year ended December 31, 2017. These increases were partially offset by a $8 million decrease in personnel costs primarily in the U.S. and Germany.

The decrease in 2017 was primarily due to a decrease in bad debt expense of $35 million, a decrease in severance expense of $13 million, $4 million from favorable foreign currency rates and a $6 million increase in credit card income offset by an increase in bonus expense of $33 million and a $4 million increase in marketing expenses. The decrease in bad debt expense was primarily related to lower default rates associated with the Easy-Pay program in the U.S. The increase in credit card income was due to the favorable economics of the PLCC portfolio in the U.S. The increase in marketing expenses was primarily due to an increase in the investment made to eMarketing partially offset by discontinuing the naming rights to the Chiba Marine Stadium in Japan.

QVC U.S. recorded $41 million and $9 million of transaction related costs for the years ended December 31, 2018 and 2017, respectively. There were no transaction related costs for the year ended December 31, 2016. The increase in transaction related costs in 2018 is primarily related to severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to deliver long term growth.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC U.S. and QVC International recorded $39 million, $31 million and $32 million of stock-based compensation expense for the years ended December 31, 2018,  2017 and 2016, respectively. The increase in 2018 is primarily due to transfers of certain zulily employees to QVC.

Depreciation and amortization consisted of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Affiliate agreements	$2	97	146
Customer relationships	3	113	169
Acquisition related amortization	5	210	315
Property and equipment	146	155	142
Software amortization	87	93	100
Channel placement amortization and related expenses	65	61	48
Total depreciation and amortization	$303	519	605

For the year ended December 31, 2018,  acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003.  This was offset by an increase in channel placement amortization related to the addition of Beauty iQ in the U.S. and the increase in depreciation related to the additions at the California distribution center.

HSN

On December 29, 2017, Liberty acquired the approximately 62% of HSN it did not already own in an all-stock transaction making HSN a wholly-owned subsidiary. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control.  HSN’s former subsidiary, Cornerstone, remains a subsidiary of Qurate Retail and is included in the “Corporate and other” reportable segment (see note 16 in the accompanying consolidated financial statements). The information presented in this section relates to the HSN reportable segment. With the exception of $38 million of severance-related costs incurred on December 30, 2017, HSN’s results of operations are not included in our consolidated operating results for the year ended December 31, 2017, as the final two days of the period were considered immaterial.    However, we believe a discussion of HSN’s stand alone results promotes a better understanding of the overall results of its business.

HSN’s stand-alone operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2018	2017 (2)	2016 (2)
	amounts in millions
Net revenue	$2,202	2,343	2,479
Cost of sales	(1,466)	(1,560)	(1,663)
SG&A expenses (excluding stock-based compensation and acquisition related expenses)	(523)	(563)	(557)
Adjusted OIBDA	213	220	259
Impairment of intangible assets	(30)	—	—
Stock-based compensation	(7)	(17)	(15)
Depreciation and amortization	(108)	(31)	(29)
Transaction related costs (1)	(19)	(69)	—
Operating income (loss)	$49	103	215

(1)	For the year ended December 31, 2017, Transaction related costs includes $69 million of transaction related costs related to the acquisition of HSN by the Company.
(2)	HSN has reclassified certain costs between financial statement line items to conform with Qurate Retail’s reporting structure for ease of comparability for the periods presented.

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

HSN's net revenue decreased 6.0% and 5.5% for the years ended December 31, 2018 and December 31, 2017, respectively, as compared to the corresponding prior years. The $141 million decrease in net revenue for the year ended December 31, 2018 was primarily attributable to a 9.3% decrease in units shipped, partially offset by a 0.7% increase in ASP, a $35 million decrease in estimated product returns and an increase in shipping revenue. The sales mix shifted from apparel, jewelry and electronics to home, beauty and accessories.

The decrease in net revenue for the year ended December 31, 2017 was primarily attributed to a 3.8% decrease in ASP, a 3.0% decrease in units shipped and a 21.7% decrease in shipping and handling revenue. The decline was partially offset by a 1.4% improvement in the sales return rate.  HSN experienced sales declines in all categories.

HSN's cost of sales as a percentage of net revenue was 66.6%,  66.6% and 67.1% for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, cost of sales as a percentage of net revenue was consistent as compared to the corresponding prior year.  The decrease for the year ended December 31, 2017, as compared to the prior year, was primarily attributed to increased product margins and a favorable inventory obsolescence provision, partially offset by higher freight costs driven largely by annual rate increases with HSN’s outbound shipping carriers.

HSN’s SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, commissions, information technology, order processing and customer service expenses, credit card processing fees, provision for doubtful accounts, productions costs, marketing and advertising expense, and prior to 2018, PLCC income. These expenses decreased $40 million, and as a percentage of net revenue, decreased from 24.0% to 23.8% for the year ended December 31, 2018, as compared to the prior year.  The decrease in SG&A expense for the year ended December 31, 2018 was primarily due to decreases in commissions of $14 million, personnel costs of $12 million, bad debt expense of $10 million, customer service costs of $10 million and lower credit card costs of $5 million, which were partially offset by the reclassification of PLCC income, attributing a $16 million increase as a result of the adoption of ASC 606. PLCC income was previously recorded as an offset to SG&A. The decrease in commissions is due to the renegotiation of certain long-term contracts with cable providers which resulted in the payment and capitalization of certain payments for television distribution during 2018, which had an impact of $10 million of amortization as compared to the previous agreements under which payments were expensed over the period and recorded in SG&A. The decrease in personnel costs was primarily due to synergies realized from the QVC integration and lower bonus expense. The decrease in bad debt expense is due to lower usage and improved loss rates of HSN’s Flexpay program. The decrease in customer service is driven by the decrease in sales and integration synergies.

HSN’s SG&A expenses increased $6 million, and as a percentage of revenue increased from 22.5% to 24.0% for the year ended December 31, 2017, as compared to 2016.  The increase in SG&A expense was primarily due to higher personnel costs of $8 million and an increase in bad debt expense of $5 million related to HSN’s Flexpay program, partially offset by lower marketing expense of $8 million. The increase in personnel costs was primarily due to higher bonus expense and higher wages driven by annual merit increases.

HSN recorded an impairment loss of $30 million for the year ended December 31, 2018 related to the change in the fair value of its trademarks. There were no impairment losses recorded by HSN for the years ended December 31, 2017 and 2016.

Stock-based compensation includes compensation related to stock appreciation rights and restricted stock units granted to certain employees. HSN recorded $7 million, $17 million and $15 million of stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in 2018 is due to the integration-related synergies. The increase in 2017 is due to the acceleration of vesting of certain awards for employees terminated in connection with the acquisition of HSN by Qurate Retail, partially offset by the reversal of expense for unvested awards upon the resignation of HSN’s former Chief Executive Officer in 2017. Of the $17 million of stock-based compensation included in the year ended December 31, 2017, $8 million of these costs were recorded by HSN during the two-day period after the acquisition and are included in the accompanying consolidated statement of operations.

HSN’s depreciation and amortization expense increased $77 million and $2 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The increase in 2018 is primarily attributed to amortization of intangible assets recognized in purchase accounting related to the Company’s acquisition of HSN. The increase in 2017 is primarily attributed to additions related to HSN’s warehouse automation initiative.

HSN recorded $19 million and $69 million of transaction related costs for the years ended December 31, 2018 and 2017, respectively. There were no transaction related costs for the year ended December 31, 2016. Of the $69 million of transaction related costs recorded by the Company in 2017 for the two day period after the acquisition, $30 million related to severance and bonus payments is included in the amount reported by HSN.

zulily

zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	amounts in millions
Net revenue	$1,817	1,613	1,547
Cost of sales	(1,346)	(1,195)	(1,108)
Operating expenses	(50)	(47)	(47)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(313)	(280)	(280)
Adjusted OIBDA	108	91	112
Stock-based compensation	(17)	(18)	(19)
Depreciation and amortization	(186)	(202)	(245)
Operating income (loss)	$(95)	(129)	(152)

Net revenue consists primarily of sales of women's, children's and men's apparel, children's merchandise and other product categories such as home, accessories and beauty products. zulily recognizes product sales at the time all revenue recognition criteria has been met, which is generally at shipment. Net revenue represents the sales of these items plus shipping and handling charges to customers and PLCC income, net of estimated refunds and returns, store credits, and promotional discounts. Net revenue is primarily driven by zulily’s active customers, the frequency with which customers purchase and average order value.

zulily's consolidated net revenue increased 12.6% and 4.3% for the years ended December 31, 2018 and December 31, 2017, respectively, as compared to the corresponding prior years. The increase in net revenue for the year ended December 31, 2018 was primarily attributed to  a 14.4% increase in orders placed partially offset by a 1.5% decrease in average order value year over year. The increase in orders placed was driven by a 13.8% increase in active customers.  The increase in net revenue for the year ended December 31, 2017 was primarily attributed to a 5.1% increase in orders placed driven by a 15.9% increase in active customers year over year, coming from accelerated growth in the fourth quarter.  Along with the increase in orders placed, units per order also increased but was offset by lower average sales price per unit.  An active customer is defined as an individual who had purchased at least once in the last twelve months, measured from the last day of the period.

zulily's cost of sales as a percentage of net revenue was 74.1%,  74.1% and 71.6% for the years ended December 31, 2018,  2017 and 2016, respectively. Cost of sales as a percentage of net revenue remained flat for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase for the year ended December 31, 2017 was primarily attributed to higher free shipping and promotional offers, as well as higher supply chain expenses resulting from an increase in international shipping, a shift in product mix, ramping up of zulily’s Pennsylvania fulfillment center and growth of its third-party fulfillment services and higher unit volume at a lower average sales price per unit.

zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses increased for the year ended December 31, 2018,  as compared to the same period in the prior year due to an increase in net sales. Operating expenses remained flat for the years ended December 31, 2017 and 2016.

zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses and information technology.  As a percentage of net revenue, SG&A decreased from 17.4% to 17.2% for the year ended December 31, 2018 primarily due to leveraging in fixed costs. SG&A expenses remained flat, and as a percentage of net revenue decreased from 18.1% to 17.4% for the year ended December 31, 2017, primarily due to a shift in marketing and advertising spend to promotional offers.

zulily’s stock-based compensation expense decreased slightly for the year ended December 31, 2018 as compared to the corresponding period in the prior year primarily due to the transfer of certain senior leadership to QVC. zulily’s stock-based compensation expense decreased slightly for the year ended December 31, 2017, compared to the corresponding period in the prior year, also due to the transfer of certain senior leadership to QVC.

zulily’s depreciation and amortization expense decreased  $16 million and decreased $43 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years.  The decrease for the year ended December 31, 2018, compared to the same period in the prior year, was primarily attributable to fully amortized intangible assets recognized in purchase accounting. The decrease for the year ended December 31, 2017, compared to the same period in the prior year, was primarily attributable to decelerating amortization as a result of certain intangible assets recognized in purchase accounting becoming fully amortized.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QVC U.S. and QVC International	$810	3.9%	$4,331	4.5%
HSN	$—	—%	$7	1.8%
zulily	$135	3.9%	$—	—%
Corporate and other	$—	—%	$2,308	5.0%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2018 would have been impacted by approximately $4 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Qurate Retail are filed under this Item, beginning on page II-31.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in its internal control over financial reporting that are described below in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weaknesses, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (“GAAP”). KPMG LLP has issued its report dated February 28, 2019, which expressed an unqualified opinion on those consolidated financial statements.

Changes in Internal Control Over Financial Reporting

The Company acquired HSN in December 2017. As a result of the acquisition, the Company reviewed the internal controls of the HSN business and made appropriate changes as deemed necessary. Except for the changes in internal control at the HSN business and certain of the remediation activities described below, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified in “Management’s Report on Internal Control Over Financial Reporting,” the Company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weaknesses. The remediation efforts include the following:

•

Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including removing all inappropriate IT system access associated with the information technology general control (“ITGC”) material weakness;

•	Improvement of change management and computer operation control activities that contributed to the ITGC material weakness;

•	Implement user activity monitoring for control activities contributing to the ITGC material weakness;
•	Deliver a training program to control owners addressing control operating protocols including ITGCs and policies; and
•	Enhancement of the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the UK.

The Company believes the foregoing efforts will remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting.”  Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Our remediation efforts are underway, and we expect that the remediation of these material weaknesses will be completed prior to the end of 2019.

Additionally, the Company will continue to enhance the ITGC and UK revenue risk assessment process, evaluate talent and address identified gaps, deliver training on internal control over financial reporting, and monitor information system access and program changes to determine whether additional adjustments should be made to reduce or eliminate the occurrence of access and program change management issues.

Management’s Report on Internal Control Over Financial Reporting

See page II-27 for Management's Report on Internal Control Over Financial Reporting.

See page II-28 for KPMG LLP’s attestation report regarding the effectiveness of our internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses related to ITGCs as well as certain business process controls designed to compensate for UK revenue system ITGC failures. Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design and maintain effective internal controls with respect to ITGCs. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Further, certain review controls intended to ensure revenue is recorded completely and accurately in the UK were not deemed effective.

We believe these control deficiencies are due to:

•	Failure to select and apply appropriate ITGCs and UK revenue related controls with accountability enforced through formal policies and procedures.
•	Insufficient training of IT personnel on the importance of ITGCs.
•	Insufficient staffing in the UK.
•	Inadequate risk assessment to fully understand the nature and extent of risk introduced into the production environment and other control areas.

The control deficiencies did not result in any identified misstatements.

The Company's independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an adverse report on the effectiveness of the Company's internal control over financial reporting. This attestation report appears on page II-28 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Qurate Retail, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Information technology general controls (ITGCs) were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Further, certain review controls intended to ensure revenue is recorded completely and accurately in the UK were not deemed effective.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qurate Retail, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

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

Denver, Colorado
February 28, 2019

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets	amounts in millions
Current assets:
Cash and cash equivalents	$653	903
Trade and other receivables, net	1,835	1,726
Inventory, net	1,474	1,411
Other current assets	224	125
Total current assets	4,186	4,165
Investments in equity securities	96	2,363

Property and equipment, at cost	2,685	2,564
Accumulated depreciation	(1,363)	(1,223)
	1,322	1,341
Intangible assets not subject to amortization (note 7):
Goodwill	7,017	7,082
Trademarks	3,895	3,929
	10,912	11,011
Intangible assets subject to amortization, net (note 7)	1,058	1,248
Other assets, at cost, net of accumulated amortization	267	359
Assets of discontinued operations (note 5)	—	3,635
Total assets	$17,841	24,122

(continued)

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2018 and 2017

	2018	2017
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$1,204	1,151
Accrued liabilities	1,182	1,125
Current portion of debt, including $990 million and $978 million measured at fair value (note 8)	1,410	996
Other current liabilities	155	169
Total current liabilities	3,951	3,441
Long-term debt, including $344 million and $868 million measured at fair value (note 8)	5,963	7,553
Deferred income tax liabilities (note 9)	1,925	2,500
Other liabilities	258	242
Liabilities of discontinued operations (note 5)	—	303
Total liabilities	12,097	14,039
Equity
Stockholders' equity (note 10):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 409,901,058 shares at December 31, 2018 and 449,335,940 shares at December 31, 2017	4	5
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,248,343 shares at December 31, 2018 and 29,203,895 shares at December 31, 2017	—	—
Series A Liberty Ventures common stock, $.01 par value. Authorized 400,000,000 shares at December 31, 2017; issued and outstanding 81,686,659 shares at December 31, 2017	—	1
Series B Liberty Ventures common stock, $.01 par value. Authorized 15,000,000 shares at December 31, 2017; issued and outstanding 4,455,311 shares at December 31, 2017	—	—
Additional paid-in capital	—	1,043
Accumulated other comprehensive earnings (loss), net of taxes	(55)	(133)
Retained earnings	5,675	9,068
Total stockholders' equity	5,624	9,984
Noncontrolling interests in equity of subsidiaries	120	99
Total equity	5,744	10,083
Commitments and contingencies (note 15)
Total liabilities and equity	$17,841	24,122

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2018,  2017 and 2016

	2018	2017	2016
	amounts in millions,
	except per share amounts
Total revenue, net	$14,070	10,404	10,647
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	9,209	6,789	6,908
Operating expense	970	659	707
Selling, general and administrative, including stock-based compensation and transaction related costs	1,897	1,188	1,190
Impairment of intangible assets and long lived assets	33	—	—
Depreciation and amortization	637	725	874
	12,746	9,361	9,679
Operating income	1,324	1,043	968
Other income (expense):
Interest expense	(381)	(355)	(363)
Share of earnings (losses) of affiliates, net	(162)	(200)	(68)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	76	145	414
Gains (losses) on transactions, net	1	410	9
Tax sharing income (expense) with GCI Liberty, Inc.	32	—	—
Other, net	(7)	7	131
	(441)	7	123
Earnings (loss) from continuing operations before income taxes	883	1,050	1,091
Income tax (expense) benefit (note 9)	(60)	985	(316)
Earnings (loss) from continuing operations	823	2,035	775
Earnings (loss) from discontinued operations, net of taxes (note 5)	141	452	499
Net earnings (loss)	964	2,487	1,274
Less net earnings (loss) attributable to the noncontrolling interests	48	46	39
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$916	2,441	1,235
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock	674	1,208	473
Liberty Ventures common stock	242	1,233	762
	$916	2,441	1,235

Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$1.46	2.71	0.99
Series A and Series B Liberty Ventures common stock	$1.17	14.34	5.54
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$1.45	2.70	0.98
Series A and Series B Liberty Ventures common stock	$1.16	14.17	5.49
Basic net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$1.46	2.71	0.99
Series A and Series B Liberty Ventures common stock	$2.81	14.34	5.69
Diluted net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$1.45	2.70	0.98
Series A and Series B Liberty Ventures common stock	$2.78	14.17	5.64

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2018,  2017 and 2016

	2018	2017	2016
	amounts in millions
Net earnings (loss)	$964	2,487	1,274
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(48)	134	(84)
Recognition of previously unrealized losses (gains) on debt, net	16	—	—
Share of other comprehensive earnings (loss) of equity affiliates	(2)	3	(5)
Comprehensive earnings (loss) attributable to debt credit risk adjustments (note 8)	38	—	—
Other	—	—	4
Other comprehensive earnings (loss)	4	137	(85)
Comprehensive earnings (loss)	968	2,624	1,189
Less comprehensive earnings (loss) attributable to the noncontrolling interests	50	50	40
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$918	2,574	1,149

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2018,  2017 and 2016

	2018	2017	2016
	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$964	2,487	1,274
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	(141)	(452)	(499)
Depreciation and amortization	637	725	874
Stock-based compensation	88	123	97
Cash payments for stock-based compensation	—	—	(92)
Noncash interest expense	6	—	12
Share of (earnings) losses of affiliates, net	162	200	68
Cash receipts from returns on equity investments	—	29	31
Realized and unrealized (gains) losses on financial instruments, net	(76)	(145)	(414)
(Gains) losses on transactions, net	(1)	(410)	(9)
(Gains) losses on extinguishment of debt	24	—	6
Deferred income tax expense (benefit)	(185)	(1,157)	191
Other noncash charges (credits), net	36	10	(115)
Changes in operating assets and liabilities
Current and other assets	(27)	(145)	136
Payables and other liabilities	(214)	225	(117)
Net cash provided (used) by operating activities	1,273	1,490	1,443
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	—	22	—
Cash proceeds from dispositions of investments	562	3	353
Investment in and loans to cost and equity investees	(100)	(159)	(86)
Capital expended for property and equipment	(275)	(204)	(233)
Purchases of short term investments and other marketable securities	—	—	(264)
Sales of short term investments and other marketable securities	—	—	1,174
Other investing activities, net	(140)	(53)	(36)
Net cash provided (used) by investing activities	47	(391)	908
Cash flows from financing activities:
Borrowings of debt	4,221	2,469	3,427
Repayments of debt	(4,395)	(2,631)	(4,498)
Repurchases of Qurate Retail common stock	(988)	(765)	(799)
GCI Liberty Split-Off	(475)	—	—
Withholding taxes on net share settlements of stock-based compensation	(29)	(70)	(16)
Indemnification payment from GCI Liberty, Inc.	133	—	—
Distribution from Liberty Expedia Holdings	—	—	299
Other financing activities, net	(41)	(39)	15
Net cash provided (used) by financing activities	(1,574)	(1,036)	(1,572)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	2	13	(20)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—	17
Cash provided (used) by investing activities	—	—	(2,400)
Cash provided (used) by financing activities	—	—	—
Change in available cash held by discontinued operations	—	—	—
Net cash provided (used) by discontinued operations	—	—	(2,383)
Net increase (decrease) in cash, cash equivalents and restricted cash	(252)	76	(1,624)
Cash, cash equivalents and restricted cash at beginning of period	912	836	2,460
Cash, cash equivalents and restricted cash at end of period	$660	912	836

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2018,  2017 and 2016

	Stockholders' Equity
							Accumulated
		QVC		Liberty			other		Noncontrolling
		Group		Ventures		Additional	comprehensive		interest in
	Preferred					paid-in	earnings (loss),	Retained	equity of	Total
	Stock	Series A	Series B	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	5	—	1	—	370	(215)	6,626	88	6,875
Net earnings (loss)	—	—	—	—	—	—	—	1,235	39	1,274
Other comprehensive earnings (loss)	—	—	—	—	—	—	(86)	—	1	(85)
Cumulative effect of accounting change	—	—	—	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	—	89	—	—	—	89
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(16)	—	—	—	(16)
Stock issued upon exercise of stock options	—	—	—	—	—	24	—	—	—	24
Series A Qurate Retail stock repurchases	—	—	—	—	—	(799)	—	—	—	(799)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(39)	(39)
Distribution of Liberty Expedia Holdings	—	—	—	—	—	—	35	(493)	—	(458)
Reclassification	—	—	—	—	—	341	—	(341)	—	—
Other	—	—	—	—	—	(9)	—	—	—	(9)
Balance at December 31, 2016	$—	5	—	1	—	—	(266)	7,032	89	6,861
Net earnings (loss)	—	—	—	—	—	—	—	2,441	46	2,487
Other comprehensive earnings (loss)	—	—	—	—	—	—	133	—	4	137
Stock-based compensation	—	—	—	—	—	123	—	—	—	123
Series A Qurate Retail stock repurchases	—	—	—	—	—	(765)	—	—	—	(765)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(40)	(40)
Stock issued upon exercise of stock options	—	—	—	—	—	5	—	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(70)	—	—	—	(70)
Issuance of Series A Qurate Retail stock in connection HSN acquisition (note 4)	—	—	—	—	—	1,343	—	—	—	1,343
Reclassification	—	—	—	—	—	405	—	(405)	—	—
Other	—	—	—	—	—	2	—	—	—	2
Balance at December 31, 2017	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	916	48	964
Other comprehensive earnings (loss)	—	—	—	—	—	—	2	—	2	4
Stock-based compensation	—	—	—	—	—	88	—	—	—	88
Series A Qurate Retail stock repurchases	—	(1)	—	—	—	(987)	—	—	—	(988)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(40)	(40)
Stock issued upon exercise of stock options	—	—	—	—	—	5	—	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(29)	—	—	—	(29)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	76	(70)	—	6
Reattribution of the Ventures Group to Qurate Retail	—	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	—	(4,358)	—	—	11	(4,347)
Other	—	—	—	—	—	(2)	—	—	—	(2)
Reclassification	—	—	—	—	—	4,239	—	(4,239)	—	—
Balance at December 31, 2018	$—	4	—	—	—	—	(55)	5,675	120	5,744

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation prior to the Transactions (defined and described below), or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

Qurate Retail, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries in North America, Europe and Asia.

On July 22, 2016, Qurate Retail completed the spin-off (the “CommerceHub Spin-Off”) of its former wholly-owned subsidiary CommerceHub, Inc. (“CommerceHub”) to holders of its Liberty Ventures common stock.  The CommerceHub Spin-Off was accomplished by the distribution by Qurate Retail of a dividend of (i) 0.1 of a share of CommerceHub’s Series A common stock for each outstanding share of Qurate Retail’s Series A Liberty Ventures common stock as of 5:00 p.m., New York City time, on July 8, 2016 (such date and time, the “Record Date”), (ii) 0.1 of a share of CommerceHub’s Series B common stock for each outstanding share of Qurate Retail’s Series B Liberty Ventures common stock as of the Record Date and (iii) 0.2 of a share of CommerceHub’s Series C common stock for each outstanding share of Series A and Series B Liberty Ventures common stock as of the Record Date, in each case, with cash paid in lieu of fractional shares. In September 2016, the IRS completed its review of the CommerceHub Spin-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transaction. Qurate Retail received an Issue Resolution Agreement from the Internal Revenue Service (“IRS”) documenting this conclusion. CommerceHub is included in Qurate Retail’s Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not have a major effect on Qurate Retail’s operations and financial results.

On November 4, 2016, Qurate Retail completed the split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”) to holders of its Liberty Ventures common stock.  At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Qurate Retail’s former interest in Expedia Group, Inc., formerly known as Expedia, Inc. (“Expedia”) and Qurate Retail’s former wholly-owned subsidiary Bodybuilding. On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Qurate Retail on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Qurate Retail’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Qurate Retail’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). In February 2017, the IRS completed its review of the Expedia Holdings Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transaction. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

Qurate Retail viewed Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Qurate Retail’s interest in Expedia had a major effect on Qurate Retail’s operations, primarily due to one-time gains on transactions recognized by Expedia in 2015.  Accordingly, the consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Qurate Retail’s historical results nor is it expected to have a major effect on Qurate Retail’s

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

future operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Qurate Retail. Bodybuilding is included in the Corporate and other segment through November 4, 2016.

Pursuant to a reimbursement agreement entered into in connection with the Expedia Holdings Split-Off, Qurate Retail reimbursed Expedia, a related party prior to the Expedia Holdings Split-Off, $4 million during October 2016, thereby settling the reimbursement agreement.

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, zulily, HSN and Cornerstone, among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite, Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities. The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

On December 29, 2017, Qurate Retail acquired the approximately 62% of HSN, Inc. it did not already own in an all-stock transaction making HSN, Inc. a wholly-owned subsidiary. HSN, Inc. stockholders (other than Qurate Retail) received fixed consideration of 1.65 shares of Series A QVC Group common stock (“QVCA”) for each share of HSN, Inc. common stock. Qurate Retail issued 53.6 million shares QVCA common stock to HSN, Inc. stockholders.  On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this annual report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.  Cornerstone remains a subsidiary of Qurate Retail.

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “Reorganization Agreement,” and the transactions contemplated thereby, the “Transactions”) among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail (“LI LLC”). Pursuant to the Reorganization Agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. (“GCI Liberty”)) and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI Liberty through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Following the contribution, Qurate Retail effected a tax-free separation of its controlling interest in the combined company (the “GCI Liberty Split-Off”), GCI Liberty, to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock, in which each outstanding share of Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.  Simultaneous with the closing of the Transactions, QVC Group common stock became the only outstanding common stock of Qurate Retail, and thus QVC Group common stock ceased to function as a tracking stock. On April 9, 2018, Liberty Interactive Corporation was renamed Qurate Retail, Inc. On May 23, 2018, Qurate Retail amended its charter to eliminate the tracking stock capitalization structure and reclassify each share of QVC Group common stock into one share of the corresponding series of new common stock of Qurate Retail. Throughout this annual report, we refer to our Series A and Series B common stock as “Qurate Retail common stock” and “QVC Group common stock.” In July 2018, the Internal Revenue Service (“IRS”) completed its review of the GCI Liberty Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 15). Qurate Retail recorded transaction related costs of $41 million during the year ended December 31, 2018 related to the QRG Initiatives, which primarily related to severance costs.

Qurate Retail and Liberty Media Corporation (“LMC”) (for accounting purposes a related party of Qurate Retail) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”), a facilities sharing agreement (the “Facilities Sharing Agreement”) and a tax sharing agreement (the “Tax Sharing Agreement”). Qurate Retail and GCI Liberty (for accounting purposes a related party of Qurate Retail) entered into a tax sharing agreement.

The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and LMC and other agreements related to tax matters.  Qurate Retail is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Qurate Retail's financial position.  Pursuant to the Services Agreement, LMC will provide Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail will reimburse LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail will share office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $8 million, $11 million and $10 million of these allocated expenses were reimbursed from Qurate Retail to LMC for the years ended December 31, 2018,  2017 and 2016, respectively. Qurate Retail has a tax sharing payable to GCI Liberty in the amount of approximately $103  million as of December 31, 2018, the majority of which is included in Other liabilities in the consolidated balances sheets, with the exception of $37 million, which is included in Other current liabilities on the consolidated balance sheets.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2018	$92	123	3	(101)	117
2017	$99	73	(1)	(79)	92
2016	$87	109	(1)	(96)	99

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $151 million and $93 million for the years ended December 31, 2018 and 2017, respectively.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.  The total value of equity securities for which the Company has elected the fair value option aggregated zero and $2,275 million as of December 31, 2018 and 2017, respectively.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

limited to the extent of the Company's investment in, advances to and commitments for the investee.  In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag.

The Company performs a qualitative assessment each reporting period for its equity securities without readily determinable fair values to identify whether an equity security could be impaired.  When our qualitative assessment indicates that an impairment could exist, we estimate the fair value of the investment and to the extent the fair value is less than the carrying value, we record the difference as an impairment in the consolidated statements of operations.

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

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2018	2017
	amounts in millions
Land	$128	108
Buildings and improvements	1,194	1,165
Support equipment	1,302	1,240
Projects in progress	61	51
Total property and equipment	$2,685	2,564

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $211 million, $176 million and $171 million, respectively.

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

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Qurate Retail's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers (“ASU 2014-09” or “ASC 606”).  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. On January 1, 2018, the Company adopted the revenue accounting standard using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. Refer to the table below for the adoption of this guidance.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	Balance at	Adjustments	Balance at
	December 31,	Due to ASU	January 1,
	2017	2014-09	2018
	in millions
Assets:
Inventory, net	$1,411	(27)	1,384
Other current assets	$125	(11)	114

Liabilities:
Other current liabilities	$169	(46)	123
Deferred income tax liabilities	$2,500	2	2,502

Equity:
Retained earnings	$9,068	6	9,074

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than as previously discussed, upon the adoption of the new revenue standard on January 1, 2018, there were no additional material adjustments to our consolidated balance sheet as of December 31, 2018.

	As reported		Balance without
	Year ended		adoption of
	December 31, 2018	Impact of ASC 606	ASC 606
	in millions
Net revenue	$14,070	(154)	13,916

Cost of retail sales	$9,209	(13)	9,196
Selling, general and administrative expenses, including stock-based compensation and transaction related costs	$1,897	(126)	1,771
Operating expense	$970	(2)	968
Income tax (expense) benefit	$(60)	2	(58)
Net income	$916	(11)	905

The effect of changes of adoption is primarily due to changes in the timing of revenue recognition and the classification of credit card income for the QVC-branded credit card and the HSN-branded credit card. For the year ended December 31, 2018, revenue is recognized at the time of shipment to our customers consistent with when control passes and credit card income is recognized in revenue. For the year ended December 31, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue, as well as inventory and related expenses, were recorded to account for the shipments in-transit. In addition, credit card income was recognized as an offset to selling, general and administrative expenses.  The Company also recognized a separate $121 million asset (included in other current assets) relating to the expected return of inventory and a $266 million liability (included in other current liabilities) relating to its sales return reserve at December 31, 2018, instead of the net presentation that was used at December 31, 2017.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Disaggregated revenue by segment and product category consisted of the following:

	Year ended
	December 31, 2018
	QVC U.S.	QVC Int'l	HSN	zulily	Corp and other	Total
	in millions
Home	$2,265	1,023	910	511	791	5,500
Apparel	1,140	453	183	684	180	2,640
Beauty	1,040	640	286	50	—	2,016
Accessories	772	273	161	472	—	1,678
Electronics	674	119	455	18	—	1,266
Jewelry	324	213	149	53	—	739
Other revenue	134	17	58	29	(7)	231
Total Revenue	$6,349	2,738	2,202	1,817	964	14,070

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

The Company has elected to treat shipping and handling activities that occur after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service.  Accordingly, the Company accrues the related shipping costs and recognizes revenue upon delivery of goods to the shipping carrier. In electing this accounting policy, all shipping and handling activities are treated as fulfillment costs.

The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money.

Significant Judgments. Qurate Retail’s products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.  Returns and credits are estimated at contract inception and updated at the end of each reporting period as

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

additional information becomes available. The Company has determined that it is the principal in vendor arrangements as the Company can establish control over the goods prior to shipment. Accordingly, the Company records revenue for these arrangements on a gross basis.

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  The total reduction in sales due to returns for the years ended December 31, 2018, 2017 and 2016 aggregated $2,434 million, $1,861 million and $1,865 million, respectively.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Acquisition of HSN	Balance end of year
	in millions
2018 (1)	$267	2,281	(2,282)	-	266
2017	$98	1,027	(1,023)	35	137
2016	$106	1,051	(1,060)	-	98

(1)	Amounts in 2018 include the impact of adoption of ASC 606.

Cost of Sales

Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Stock-Based Compensation

As more fully described in note 12, the Company has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights relating to shares of Qurate Retail and/or Liberty Ventures common stock ("Qurate Retail common stock") (collectively, "Awards").  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Stock compensation expense was $88 million, $123 million and $97 million for the years ended December 31, 2018, 2017 and 2016, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Earnings (Loss) Attributable to Qurate Retail Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Qurate Retail stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2018		2017	2016
Qurate Retail
Net earnings (loss) from continuing operations		$674	1,208	473
Net earnings (loss) from discontinued operations	$	NA	NA	NA
Liberty Ventures
Net earnings (loss) from continuing operations		$101	781	263
Net earnings (loss) from discontinued operations		$141	452	499

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) attributable to such common stock by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Series A and Series B Qurate Retail Common Stock

EPS for all periods through December 31, 2018, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2018, 2017 and 2016 are approximately 25 million, 20 million and 13 million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2018	2017	2016
	number of shares in millions
Basic WASO	462	445	476
Potentially dilutive shares	3	3	5
Diluted WASO	465	448	481

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Series A and Series B Liberty Ventures Common Stock

EPS for all periods through December 31, 2018, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2018, 2017, and 2016 are less than a million potential common shares because their inclusion would be antidilutive.

	Years ended December 31,
	2018 (1)	2017	2016
	number of shares in millions
Basic WASO	86	86	134
Potentially dilutive shares	1	1	1
Diluted WASO	87	87	135

(1)	All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods during the year ended December 31, 2018. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($4,239 million) at December 31, 2018 to retained earnings.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Qurate Retail considers (i) recurring and non-recurring fair value measurements, (ii) accounting for income taxes and (iii) estimates of retail-related adjustments and allowances to be its most significant estimates.

New Accounting Pronouncements Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued new guidance which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income (loss). The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Leases. In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard is effective for the Company for fiscal

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

years and interim periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2019 utilizing the modified retrospective transition approach and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company will also elect to combine both lease and non-lease components and elect to expense all short-term leases with a term of less than 12 months and not record a related right of use asset and lease liability on the consolidated balance sheet.  The Company expects that the discounted amount of operating leases in note 15 to the accompanying consolidated financial statements will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The Company does not expect the adoption of the new standard to have a material impact on the remaining consolidated financial statements.

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

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$(11)	956	—
Intangible assets not subject to amortization	—	1,577	7
Intangible assets subject to amortization	(4)	651	(40)
Net liabilities assumed	10	(977)	—
Deferred tax assets (liabilities)	5	(281)	33
Fair value of equity consideration	—	(1,948)	—
Cash paid (received) for acquisitions, net of cash acquired	$—	(22)	—

Cash paid for interest	$362	343	354

Cash paid for income taxes	$226	158	204

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

In November 2016, the FASB issued new accounting guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this guidance during the first quarter of 2018 and has reclassified prior period balances in cash and cash equivalents within the consolidated statements of cash flows in order to conform with current period presentation. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,	December 31,
	2018	2017
	in millions
Cash and cash equivalents	$653	903
Restricted cash included in other current assets	7	9
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$660	912

0(4)  Acquisitions

On December 29, 2017, Qurate Retail acquired the approximately 62% of HSN it did not already own in an all-stock transaction making HSN a wholly-owned subsidiary, attributed to the QVC Group. HSN shareholders (other than Qurate Retail) received fixed consideration of 1.65 shares of Series A QVC Group common stock (“QVCA”) for each share of HSN common stock. Qurate Retail issued 53.6 million shares QVCA common stock to HSN shareholders. In conjunction with application of acquisition accounting, we recorded a full step up in basis of HSN which resulted in a $409 million gain. The fair market value of our ownership interest previously held in HSN ($605 million) was determined based on the trading price of QVCA common stock on the date of the acquisition (Level 1) less a control premium. The market value of the shares of QVCA common stock issued to HSN shareholders ($1.3 billion) was determined based on the trading price of QVCA common stock on the date of the acquisition. The total equity value of the transaction was $1.9 billion. With the exception of $43 million of severance-related costs incurred on December 30, 2017, HSN’s results of operations are not included in our consolidated operating results for the year ended December 31, 2017, as the final two days of the period were considered immaterial.

The purchase price allocation for HSN is as follows (amounts in millions):

Cash and cash equivalents	$22
Property and equipment	220
Other assets	772
Goodwill	936
Trademarks	676
Intangible assets subject to amortization	598
Accounts payable & accrued liabilities	(519)
Debt	(467)
Other liabilities assumed	(13)
Deferred tax liabilities	(277)
$1,948

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of customer relationships of $421 million with a weighted average life of approximately 9 years, capitalized software of $16 million with a weighted average life of approximately 1 year, and technology of $161 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes. Subsequent to December 31, 2017, the preliminary purchase price allocation was adjusted, resulting in an increase of $6 million to property and equipment, $20 million to other assets, $4 million to accounts payable and accrued liabilities, $7 million to debt, $1 million to other liabilities assumed, and corresponding decreases of $14 million to goodwill, $4 million to deferred tax liabilities and $4 million to intangible assets subject to amortization.    As of December 31, 2018, the valuation related to the acquisition of HSN and the acquisition price allocation are final.

Included in net earnings (loss) from continuing operations for the year ended December 31, 2017 is $43 million related to HSN’s operations since the date of acquisition, which is primarily related to severance cost post acquisition. Of the $43 million, $38 million related to HSN ($8 million of which related to stock-based compensation expense and is included in Selling, general and administrative, including stock-based compensation expense in the consolidated statements of operations) and $5 million related to Cornerstone.

The pro forma revenue and net earnings from continuing operations of Qurate Retail, prepared utilizing the historical financial statements of HSN, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

	Years Ended December 31,
	2017	2016
	amounts in millions
	(unaudited)
Revenue	$13,791	14,220
Net earnings (loss) from continuing operations	$2,200	1,258

The pro forma information is not representative of Qurate Retail’s future financial position, future results of operations or future cash flows nor does it reflect what Qurate Retail’s financial position, results of operations or cash flows would have been as if the transaction had happened previously and Qurate Retail controlled HSN during the periods presented. The pro forma information includes a nonrecurring adjustment for transaction costs incurred as a result of the acquisition.

(5)  Disposals

Disposals - Presented as Discontinued Operations

On November 4, 2016, Qurate Retail completed the Expedia Holdings Split-Off. Expedia Holdings is comprised of, among other things, Qurate Retail’s former interest in Expedia and Qurate Retail’s former wholly-owned subsidiary Bodybuilding. Qurate Retail views Expedia and Bodybuilding as separate components and evaluated them separately for discontinued operations presentation. Based on a quantitative analysis, the split-off of Qurate Retail’s interest in Expedia had a major effect on Qurate Retail’s operations, primarily due to prior year one-time gains on transactions recognized by Expedia.  Accordingly, the consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Expedia as a discontinued operation. The disposition of Bodybuilding as part of the Expedia Holdings Split-Off does not have a major effect on Qurate Retail’s historical results nor is it expected to have a major effect on Qurate Retail’s

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

future operations. Accordingly, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Qurate Retail. See “Disposals – Not Presented as Discontinued Operations” below for additional information regarding Bodybuilding.

On March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. At the time of the GCI Liberty Split-Off, GCI Liberty was comprised of, among other things, GCI Liberty’s legacy business, Qurate Retail’s former interest in Liberty Broadband, Charter and LendingTree, and Qurate Retail’s former wholly-owned subsidiary Evite. Qurate Retail viewed Liberty Broadband, LendingTree and Evite as separate components and evaluated them separately for discontinued operations presentation. As Qurate Retail’s former interest in Charter was accounted for as an available for sale investment it did not meet the definition of a component for discontinued operation presentation. The disposition of Liberty Broadband was considered significant to the overall financial statements.  Accordingly, the accompanying consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Liberty Broadband as a discontinued operation for the years ended December 31, 2018, 2017 and 2016. The disposition of LendingTree and Evite as part of the GCI Liberty Split-Off does not have a major effect on Qurate Retail’s historical or future results. Accordingly, LendingTree and Evite are not presented as discontinued operations in the accompanying consolidated financial statements of Qurate Retail. LendingTree and Evite are included in the Corporate and other segment through March 8, 2018. See “Disposals – Not Presented as Discontinued Operations” below for additional information regarding Evite and LendingTree.

Certain financial information for the Company’s investment in Liberty Broadband, which is included in the discontinued operations line items of the consolidated Qurate Retail balance sheets as of December 31, 2017, is as follows (amounts in millions):

December 31,
2017
Investment in Liberty Broadband measured at fair value	$3,635
Deferred income tax liabilities	$303

Certain financial information for Qurate Retail’s investment in Expedia, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

Year ended December 31,
2016
Earnings (loss) before income taxes	$24
Income tax (expense) benefit	$(4)

Certain financial information for Qurate Retail’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

	Years ended December 31,
	2018	2017	2016
Earnings (loss) before income taxes	$187	473	761
Income tax (expense) benefit	$(46)	(21)	(282)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
		2018	2017	2016
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$	NA	NA	NA
Series A and Series B Liberty Ventures common stock		$1.64	5.26	3.73
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$	NA	NA	NA
Series A and Series B Liberty Ventures common stock		$1.62	5.20	3.69

Prior to the GCI Liberty Split-Off, Qurate Retail accounted for the investment in Liberty Broadband at its fair value. Accordingly, Liberty Broadband’s assets, liabilities and results of operations were not included in Qurate Retail’s consolidated financial statements. Summary financial information for Liberty Broadband for the periods prior to the GCI Liberty Split-Off is as follows:

December 31,
2017
amounts in millions
Current assets	$84
Total assets	$11,932
Current liabilities	$11
Total liabilities	$1,445
Equity	$10,487

	Year ended December 31,
	2017	2016
	amounts in millions
Operating income	$(25)	(21)
Share of earnings (loss) of affiliate	$2,509	642
Gain (loss) on dilution of investment in affiliate	$(18)	771
Income tax (expense) benefit	$(417)	(558)
Net earnings (loss) attributable to Liberty Broadband shareholders	$2,034	917

Disposals – Not Presented as Discontinued Operations

On July 22, 2016, Qurate Retail completed the CommerceHub Spin-Off.  CommerceHub is included in the Corporate and other segment through July 22, 2016 and is not presented as a discontinued operation as the CommerceHub Spin-Off did not have a major effect on Qurate Retail’s operations and financial results. Included in Total revenue, net in the accompanying consolidated statements of operations is $51 million for the year ended December 31, 2016, related to

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

CommerceHub.  Included in Net earnings (loss) in the accompanying consolidated statements of operations are earnings of $5 million for the year ended December 31, 2016, related to CommerceHub.

As discussed above, on November 4, 2016, Qurate Retail completed the Expedia Holdings Split-Off. Although Qurate Retail’s interest in Expedia has been presented as a discontinued operation, Bodybuilding is not presented as a discontinued operation in the consolidated financial statements of Qurate Retail. Bodybuilding is included in the Corporate and other segment through November 4, 2016. Included in Total revenue, net in the accompanying consolidated statements of operations is $355 million for the year ended December 31, 2016, related to Bodybuilding. Included in Net earnings (loss) in the accompanying consolidated statements of operations are earnings of $6 million for the years ended December 31, 2016, related to Bodybuilding.

As discussed above, on March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off.  Although Liberty Broadband has been presented as a discontinued operation, Evite and LendingTree are not presented as discontinued operations. Included in revenue in the accompanying consolidated statements of operations is $3 million, $24 million and $23 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to Evite. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $2 million, $3 million and $1 million, for the years ended December 31, 2018, 2017 and 2016, respectively, related to Evite.  Included in total assets in the accompanying consolidated balance sheets as of December 31, 2017 is $43 million related to Evite. Included in net earnings (loss) in the accompanying consolidated statements of operations are earnings of less than a million, $6 million and $31 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to LendingTree. Included in total assets in the accompanying consolidated balance sheets as of December 31, 2017 is $115 million related to LendingTree.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2018			December 31, 2017
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$310	310	—	655	655	—
Equity securities	$—	—	—	2,275	2,275	—
Indemnification asset (1)	$79	—	79	—	—	—
Debt	$1,334	—	1,334	1,846	—	1,846

(1)	The indemnification asset is included in Other assets on the consolidated balance sheets as of December 31, 2018.

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

The remaining indemnification asset due to LI LLC pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the consolidated balance sheets as of December 31, 2018 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of December 31, 2018, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our consolidated balance sheets. Additionally, as of December 31, 2018, 332,241 of the 1.75% Exchangeable Debentures remain outstanding.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Equity securities	$155	434	723
Exchangeable senior debentures	(3)	(193)	(308)
Indemnification asset	(70)	—	—
Other financial instruments	(6)	(96)	(1)
	$76	145	414

 (7)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QVC U.S.	QVC International	zulily	HSN	Corporate and Other	Total
	amounts in millions
Balance at January 1, 2017	$4,305	805	917	—	25	6,052
Acquisition (1)	—	—	—	933	17	950
Foreign currency translation adjustments	—	80	—	—	—	80
Balance at December 31, 2017	4,305	885	917	933	42	7,082
Foreign currency translation adjustments	—	(25)	—	—	—	(25)
Disposition (2)	—	—	—	—	(26)	(26)
Other (3)	—	—	—	(10)	(4)	(14)
Balance at December 31, 2018	$4,305	860	917	923	12	7,017

(1)

As discussed in note 4, on December 29, 2017, the Company acquired the approximately 62% of HSN it did not already own in an all-stock transaction making HSN a wholly-owned subsidiary. The acquisition resulted in an increase to goodwill of $950 million.

(2)	As a result of the GCI Liberty Split-Off on March 9, 2018, the Company disposed of its wholly-owned subsidiary Evite, resulting in a $26 million decrease to goodwill.
(3)	As discussed in note 4, the preliminary purchase price allocation for the HSN acquisition was adjusted, resulting in a decrease to goodwill.

Goodwill recognized from acquisitions primarily relates to assembled workforces, website community and other intangible assets that do not qualify for separate recognition.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

As presented in the accompanying consolidated balance sheets, trademarks is the other significant indefinite lived intangible asset.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$723	(583)	140	730	(652)	78
Customer relationships	3,320	(2,768)	552	3,356	(2,626)	730
Other	1,329	(963)	366	1,268	(828)	440
Total	$5,372	(4,314)	1,058	5,354	(4,106)	1,248

The weighted average life of these amortizable intangible assets was approximately 9 years, at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $426 million, $549 million and $703 million for the years ended December 31, 2018,  2017 and 2016, respectively. Based on its amortizable intangible assets as of December 31, 2018, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

2019	$318
2020	$240
2021	$166
2022	$78
2023	$76

Impairments

The Company performed a qualitative goodwill impairment analysis during the fourth quarter of 2018 and determined that triggering events existed at the HSN reporting unit due to a variety of factors, primarily HSN’s inability to meet its 2018 revenue projections. With the assistance of an external valuation expert, the Company determined the estimated business enterprise value of HSN, including its intangible assets and goodwill, and the estimated value of its tradename intangible asset as of December 31, 2018. The business enterprise valuation was performed using a combination of a discounted cash flow model using HSN’s projections of future operating performance (income approach) and market multiples (market approach) (Level 3). The tradename valuation was performed using a relief from royalties method, primarily using a discounted cash flow model using HSN’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3). As a result of the analysis, HSN recorded a $30 million impairment to its tradename intangible asset, but no impairment of HSN’s goodwill was necessary.

As of December 31, 2018 the Company had no accumulated goodwill impairment losses.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(8)  Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2018	2018	2017
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	433	304	316
3.75% Exchangeable Senior Debentures due 2030	434	307	318
3.5% Exchangeable Senior Debentures due 2031	318	377	342
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	332	344	868
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	—
QVC Bank Credit Facilities	1,320	1,320	1,763
HSN Bank Credit Facility	—	—	460
Other subsidiary debt	188	188	170
Deferred loan costs	—	(29)	(24)
Total consolidated Qurate Retail debt	$7,591	7,373	8,549
Less debt classified as current		(1,410)	(996)
Total long-term debt		$5,963	7,553

Exchangeable Senior Debentures

Each $1,000 debenture of Liberty Interactive LLC’s (“LI LLC”) 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of CenturyLink, Inc. ("CenturyLink") common stock.  LI LLC may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

Each $1,000 debenture of LI LLC's 3.75% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of CenturyLink common stock.  LI LLC may, at its election, pay the exchange value in cash, Sprint and CenturyLink common stock or a combination thereof.  Qurate Retail, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Each $1,000 debenture of LI LLC's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") is exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. The remaining exchange value is payable, at Qurate Retail's option, in cash or MSI stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $531 as of December 31, 2018.

Each $1,000 original principal amount of the 0.75% Exchangeable Senior Debentures due 2043 is exchangeable for a basket of 3.1648 shares of common stock of Charter and 7.4199 shares of common stock of AT&T Inc., which may change over time to include other publicly traded common equity securities that may be distributed on or in respect of those shares of Charter and Time Warner (or into which any of those securities may be converted or exchanged).  This basket of shares for which each Debenture in the original principal amount of $1,000 may be exchanged is referred to as the Reference Shares attributable to such Debenture, and to each issuer of Reference Shares as a reference company. Each Debenture is exchangeable at the option of the holder at any time, upon which they will be entitled to receive the Reference Shares attributable to such Debenture or, at the election of LI LLC, cash or a combination of Reference Shares and cash having a value equal to such Reference Shares. Upon exchange, holders will not be entitled to any cash payment representing accrued interest or outstanding additional distributions. Subsequent to December 31, 2017, an extraordinary additional distribution was made to the holders of the 0.75% Exchangeable Senior Debentures due 2043 in the amount of $11.9399 per $1,000 original principal of the debentures, which is attributable to the cash consideration of $18.50 per share paid to former holders of common stock of Time Inc. on January 31, 2018, in connection with the acquisition of Time Inc. by Meredith Corporation. The Company paid the extraordinary additional distribution on March 1, 2018, to holders of record of the 0.75% Exchangeable Senior Debentures due 2043 on February 14, 2018, the special record date for the extraordinary additional distribution.

During the year ended December 31, 2016, holders exchanged, under the terms of the debentures, approximately $523 million principal of the 0.75% Exchangeable Senior Debentures due 2043 and Qurate Retail made cash payments of approximately $1,181 million to settle the obligations. In addition, an extraordinary distribution of approximately $325 million was paid to holders of the 0.75% Exchangeable Senior Debentures due 2043.

In August 2016, Qurate Retail issued $750 million principal amount of new senior exchangeable debentures due September 2046 which bear interest at an annual rate of 1.75%. Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Qurate Retail may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. On October 5, 2023, Qurate Retail, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest. See note 6 for additional information about these debentures.

Qurate Retail has elected to account for all of its Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  Qurate Retail will review the triggering events on a quarterly basis to determine whether a triggering event has occurred to require current classification of certain Exchangeables, see additional discussion below.

Qurate Retail has sold, split-off or otherwise disposed of all of its shares of MSI, Sprint and CenturyLink common stock which underlie the respective Exchangeable Senior Debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Qurate Retail can no longer use owned shares to redeem the debentures, Qurate Retail has classified for financial reporting purposes the portion due 2043 of the debentures that could be redeemed for cash as a current liability. Exchangeable Senior Debentures classified as current totaled $990 million at

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

December 31, 2018.  Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is unlikely.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The Company adopted this guidance during the first quarter of 2018. A portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt accounted for at fair value is now presented in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income.

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of an aggregate unamortized discount of $3 million at December 31, 2018 and $4 million at December 31, 2017.  Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes are secured by the capital stock of QVC and certain of QVC’s subsidiaries and have equal priority to QVC’s senior secured credit facility. On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860% and $400 million principal amount 5.45% Senior Secured Notes due 2034 at an issue price of 99.784% (collectively, the “August Notes”). The August Notes are secured by the capital stock of QVC and certain of QVC’s subsidiaries and have equal priority to QVC’s senior secured credit facility. During prior years, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par, $750 million principal amount of 4.375% Senior Secured Notes due 2023 at par and $300 million principal amount of 5.95% Senior Secured Notes due 2043 at par.

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

QVC Bank Credit Facilities

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with zulily as co-borrower (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility, with a $450 million sub-limit for standby letters of credit and up to $1.8 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily, with a $50 million sub-limit for standby letters of

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

credit.  The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ combined consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

The purpose of the amendment was to, among other things, repay certain fees and expenses, finance working capital needs and general corporate purposes of the Company and their respective subsidiaries and make certain restricted payments and loans to the Company's respective parents and affiliates. The payment and performance of the borrowers’ obligations (including zulily’s obligations) under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. In addition, the payment and performance of the borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by zulily and secured by a pledge of all of zulily’s equity interests.

The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio and the Borrowers’ Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.9% at December 31, 2018. Availability under the Fourth Amended and Restated Credit Agreement at December 31, 2018 was $2.3 billion, net of $20 million of outstanding standby letters of credit.

HSN Bank Credit Facility

On January 27, 2015, HSN entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which was secured by 100% of the voting equity securities of HSN's U.S. subsidiaries and 65% of HSN's first-tier foreign subsidiaries. Certain HSN subsidiaries have unconditionally guaranteed HSN's obligations under the Credit Agreement.  The Credit Agreement, which included a $750 million revolving credit facility and a $500 million term loan, could be increased up to $1.75 billion subject to certain conditions and was set to expire on January 27, 2020. On December 29, 2017, the Credit Agreement was amended, the outstanding balance on the term loan was repaid, and the revolving credit facility was increased to $1 billion.  The maturity of the revolving credit facility was extended to December 29, 2022.  Loans under the amended Credit Agreement bore interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 1.75% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 0.75%. HSN paid a commitment fee ranging from 0.20% to 0.30% (based on the leverage ratio) on the unused portion of the revolving credit facility. On December 31, 2018, the HSN Credit Agreement was terminated and the outstanding balance on the term loan was repaid. As a result of the termination of the

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

HSN Credit Agreement, the Company recorded a loss on debt extinguishment of $2 million within Other, net in the consolidated statements of operation.

Interest Rate Swap Arrangements

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under GAAP. Accordingly, changes in the fair value of the swap are reflected in Realized and unrealized gains (losses) on financial instruments, net in the accompanying consolidated statements of operations.

As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020 (the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSN's leverage ratio as of December 31, 2017, the all-in fixed rate was 2.3525%.  The Company accounts for the interest rate swaps at fair value with changes recorded through other (expense) income in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms.

Other Subsidiary Debt

Other subsidiary debt at December 31, 2018 is comprised of capitalized satellite transponder lease obligations.

Debt Covenants

Qurate Retail and its subsidiaries were in compliance with all debt covenants at December 31, 2018.

Five Year Maturities

The annual principal maturities of Qurate Retail's debt and capital lease obligations, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2019	$433
2020	$32
2021	$32
2022	$530
2023	$2,101

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities. The fair value, based on quoted prices of instruments not considered to be active markets (Level 2), of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	December 31,
	2018	2017
Senior debentures	$786	866
QVC senior secured notes	$3,573	3,636

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2018.

(9)  Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) providing bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) adding limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting is known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period.  As of December 31, 2018, the Company has completed its analysis of the tax effects of the Tax Act.

The corporate rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities which resulted in the net tax benefit in the period ended December 31, 2017.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Current:
Federal	$(126)	(61)	(40)
State and local	(35)	(23)	(12)
Foreign	(84)	(88)	(73)
	$(245)	(172)	(125)
Deferred:
Federal	$131	1,252	(186)
State and local	57	(95)	(9)
Foreign	(3)	—	4
	185	1,157	(191)
Income tax benefit (expense)	$(60)	985	(316)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Domestic	$683	841	923
Foreign	200	209	168
Total	$883	1,050	1,091

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 as a result of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Computed expected tax benefit (expense)	$(186)	(367)	(382)
State and local income taxes, net of federal income taxes	(13)	(16)	(11)
Foreign taxes, net of foreign tax credits	(5)	(32)	(9)
Dividends received deductions	—	10	9
Alternative energy tax credits and incentives	92	85	94
Change in valuation allowance affecting tax expense	9	(100)	(16)
Change in tax rate due to Tax Act	—	1,317	—
Change in state tax rate	61	(71)	1
Consolidation of equity investment	—	138	—
Other, net	(18)	21	(2)
Income tax benefit (expense)	$(60)	985	(316)

For the year ended December 31, 2018 income tax expense was lower than the U.S. statutory rate of 21% due to tax benefits from tax credits and incentives generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter.

For the year ended December 31, 2017 the significant reconciling items were net tax benefits for the effect of the change in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes, the tax-free consolidation of our equity method investment in HSN, and tax benefits derived from Qurate Retail’s alternative energy tax credits and incentives, partially offset by net tax expense for an increase in the Company’s valuation allowance and an increase in the Company’s state effective tax rate used to measure deferred taxes.

The Company has also evaluated the impact of the one-time mandatory repatriation provision of the Tax Act. Under that provision, earnings and profits of certain of the Company’s foreign subsidiaries not previously subjected to US tax could be subjected to US tax in 2017 at reduced rates. The Tax Act allows that earnings and profits deficits of certain subsidiaries may be used to offset the surpluses in others in computing the amount subject to the tax under the mandatory repatriation provision. The Company has performed an evaluation of its earnings and profits of its foreign subsidiaries and

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

concluded that deficits in some of the subsidiaries offset the surpluses in others so that no amount is subject to the mandatory repatriation provision of the Tax Act.

Income tax expense was lower than the U.S. statutory tax rate of 35% in 2016 due to tax benefits derived from Qurate Retail’s alternative energy tax credits and incentives.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2018	2017
	amounts in millions
Deferred tax assets:
Tax losses and capital loss carryforwards	$177	160
Foreign tax credit carryforwards	121	98
Accrued stock compensation	30	51
Other accrued liabilities	65	19
Other future deductible amounts	110	190
Deferred tax assets	503	518
Valuation allowance	(154)	(165)
Net deferred tax assets	349	353

Deferred tax liabilities:
Investments	55	600
Intangible assets	1,123	1,188
Discount on exchangeable debentures	1,067	981
Deferred gain on debt retirements	—	43
Other	29	41
Deferred tax liabilities	2,274	2,853
Net deferred tax liabilities	$1,925	2,500

The Company's valuation allowance decreased $11 million in 2018, and $9 million of the change in valuation allowance affected tax expense and is primarily the result of new provisions in the Tax Act that changed the Company’s judgment with respect to the future utilization of its foreign tax credit carryforward. The remaining $2 million affected equity.

At December 31, 2018, the Company has a deferred tax asset of  $177 million for net operating losses and interest expense carryforwards,  and a deferred tax asset of  $121  million for foreign tax credit carryforwards. The net operating losses are expected to be utilized prior to expiration, except for $107 million.  As a result of the international provisions in the Tax Act, the Company estimates that $47 million of its foreign tax credit carryforward will expire without utilization.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Balance at beginning of year	$71	72	104
Additions based on tax positions related to the current year	9	10	16
Additions for tax positions of prior years	2	4	—
Reductions for tax positions of prior years	—	—	(26)
Lapse of statute and settlements	(12)	(15)	(22)
Balance at end of year	$70	71	72

As of December 31, 2018,  2017 and 2016, the Company had recorded tax reserves of $70 million, $71 million and $72 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $56 million, $60 million and $50 million for the years ended December 31, 2018,  2017 and 2016, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Qurate Retail's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2018. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $0.6 million.

As of December 31, 2018, the Company's tax years prior to 2015 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2015 and 2016 tax years. The Company's 2017 and 2018 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years’ state income tax returns. The Company is not under audit in any foreign tax jurisdictions, and no QVC subsidiaries are currently under audit in any foreign jurisdiction.

The Company recorded $20 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2018, and $17 million as of each of December 31, 2017 and 2016.

(10)  Stockholders' Equity

Preferred Stock

Qurate Retail's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Qurate Retail's Board of Directors.  As of December 31, 2018, no shares of preferred stock were issued.

Common Stock

Series A Qurate Retail common stock has one vote per share, and Series B Qurate Retail common stock has ten votes per share.  Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group.  The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

As of December 31, 2018, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 28.4 million shares of Series A Qurate Retail common stock and approximately 1.8 million shares of Series B Qurate Retail common stock.

In addition to the Series A and Series B Qurate Retail common stock, there are 4 billion shares of Series C Qurate Retail common stock authorized for issuance, respectively. As of December 31, 2018, no shares of any Series C Qurate Retail common stock were issued or outstanding.

On December 29, 2017, in conjunction with the acquisition of HSN, Qurate Retail issued 53.6 million shares of Series A Qurate Retail common stock.  See additional discussion about the acquisition in note 4.

Additionally, as discussed in note 1, on November 4, 2016, Qurate Retail completed the Expedia Holdings Split-Off. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Qurate Retail’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock and (ii) 0.4 of each outstanding share of Qurate Retail’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable).

As discussed in note 1, on March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. As part of the GCI Liberty Split-Off, all outstanding shares of Series A Liberty Ventures common stock were redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.

Purchases of Common Stock

During the year ended December 31, 2016, the Company repurchased 34,836,196 shares of Series A Qurate Retail common stock for aggregate cash consideration of $799 million.

During the year ended December 31, 2017, the Company repurchased 34,765,751 shares of Series A Qurate Retail common stock for aggregate cash consideration of $766 million.

During the year ended December 31, 2018, the Company repurchased 43,080,787 shares of Series A Qurate Retail common stock for aggregate cash consideration of $988 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(11)  Related Party Transactions with Officers and Directors

Chairman Compensation Arrangement

In December 2014, the Compensation Committee of Qurate Retail approved a compensation arrangement, including term options discussed in note 12, for its current Chairman of the Board (the "Chairman"). The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the Chairman is terminated for "cause," he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the Chairman is terminated by Qurate Retail without cause or if he terminates his employment for “good reason,” the arrangement provides for him to receive his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the Chairman terminates his employment without “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the Chairman's death or his disability, the arrangement provides that he will be entitled only to his accrued base salary and any amounts due under applicable law, a payment of 1.5 times his base salary during that year, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

Pursuant to the Chairman’s compensation arrangement, he receives aggregate target equity awards allocated between Qurate Retail and Liberty Media in the amounts of $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019.  In addition, Qurate Retail and Liberty Media’s compensation committees may grant additional equity awards each year up to a maximum of 50% of the target amount allocated to Qurate Retail for the relevant year.

CEO Compensation Agreement

On September 27, 2015, the Compensation Committee of Qurate Retail approved a compensation arrangement for our current CEO.  The arrangement provides for a five year employment term beginning December 16, 2015 and ending December 31, 2020, with an annual base salary of $1.25 million and an annual target cash bonus equal to 100% of the CEO’s annual base salary.  The arrangement also provides the CEO with the opportunity to earn annual performance-based equity incentive awards during the employment term.  Beginning in 2016, the CEO received an annual $4.125 million grant of performance-based RSUs with respect to QRTEA.  Also, on September 27, 2015, in connection with the approval of his compensation arrangement, the CEO received a one-time grant of 1,680,065 stock options to purchase shares of QRTEA with an exercise price of $26.00 per share.  Such options vest 50% on December 31, 2019 and 50% on December 31, 2020, with an expiration date of December 31, 2022.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

In connection with the CEO’s appointment to this position on March 9, 2018, the Compensation Committee of Qurate Retail approved a one-time grant of stock options and performance-based RSUs to the CEO on August 13, 2018.  The options consist of 577,358 options to purchase shares of QRTEA with an exercise price of $22.18.  Such options vest 50% on December 15, 2019 and 50% on December 15, 2020, and have a seven year term.  The RSUs consist of 182,983 performance-based RSUs with respect to QRTEA which vest on December 21, 2020 based on performance of the Company and the personal performance of the CEO, and at the sole discretion of the Compensation Committee.

(12)  Stock-Based Compensation

Qurate Retail - Incentive Plans

Pursuant to the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), the Company may grant stock options (“Awards”) to be made in respect of a maximum of 39.9 million shares of Series A and Series B Qurate Retail common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years. Qurate Retail issues new shares upon exercise of equity awards.

In connection with the HSN acquisition in December 2017 (see note 4), outstanding awards to purchase shares of HSN common stock (an “HSN Award”) were exchanged for awards to purchase shares of Series A Qurate Retail common stock (a “QRTEA Award”).  The exercise prices and number of shares subject to the QRTEA Award were determined based on (1) the exercise prices and number of shares subject to the HSN Award and (2) the acquisition exchange ratio.  The exchange of such awards was considered a modification under ASC 805 – Business Combinations.  A portion of the fair value of the replacement QRTEA Awards was attributed to the consideration paid in the acquisition.  The remaining portion of the fair value will be recognized in the consolidated financial statements over the remaining vesting period of each individual award.

In connection with the Expedia Holdings Split-Off in November 2016, the holder of an outstanding award to purchase shares of Liberty Ventures Series A and Series B common stock (a “Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of Expedia Holdings common stock and an adjustment to the exercise price and number of shares subject to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”).  Following the Expedia Holdings Split-Off, employees of Qurate Retail hold Awards in both Liberty Ventures common stock and Expedia Holdings common stock.  The compensation expense relating to employees of Qurate Retail is recorded at Qurate Retail.

In connection with the CommerceHub Spin-Off in July 2016, the holder of an outstanding award to purchase shares of Liberty Ventures Series A and Series B common stock (an “Original Liberty Ventures Award”) received an adjustment to the exercise price and number of shares subject to the Original Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”).  A holder of an Original Liberty Ventures Award who was a member of the board of directors or an officer of Qurate Retail holding the position of Vice President or above also received an Award to purchase shares of the corresponding series of CommerceHub common stock as well as Series C CommerceHub common stock (in each case, a “CommerceHub Award”).  Following the CommerceHub Spin-Off, employees of Qurate Retail may hold Awards in both Liberty Ventures common stock and CommerceHub common stock. The compensation expense relating to employees of Qurate Retail is recorded at Qurate Retail.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Qurate Retail – Grants

The following table presents the number and weighted average grant-date fair value (“GDFV”) of options granted by Qurate Retail during the years ended December 31, 2018,  2017 and 2016:

	For the Years ended December 31,
	2018			2017		2016
	Options Granted (000's)	Weighted Average GDFV		Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC employees (1)	2,924		$8.76	3,115	$7.86	2,860	$7.84
Series A Qurate Retail common stock, zulily employees (1)	336		$8.65	483	$7.86	433	$7.57
Series A Qurate Retail common stock, HSN employees (1)	859		$8.77	NA	NA	NA	NA
Series A Qurate Retail common stock, Liberty employees and directors (2)	72		$7.31	518	$7.81	421	$8.02
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	577		$7.09	NA	NA	NA	NA
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	175		$8.84	154	$7.92	730	$7.47
Series A Ventures Group common stock, Qurate Retail employees and directors (2)	NA	$	NA	188	$16.52	114	$12.25
Series B Ventures Group common stock, Qurate Retail Chairman of the Board (4)	143		$16.55	269	$15.41	209	$12.48

(1)	Mainly vests semi-annually over four years.
(2)	Mainly vests between three and five years for employees and in one year for directors.
(3)	Vests 50% on each of December 15, 2019 and 2020.
(4)	Grants in 2018, 2017 and 2016 cliff vested at the end of their respective grant year. Grants were made in connection with his employment agreement (see note 11).

In connection with the Option Exchange in 2017 (see below), Qurate Retail granted 5.9 million, 946 thousand and 1.1 million options to purchase shares of Series A Qurate Retail common stock, Series A Liberty Ventures common stock and Series B Liberty Ventures common stock, respectively.  Such options had an incremental weighted average GDFV of $3.49,  $8.53 and $6.94, respectively.

In addition to the stock option grants to the Qurate Retail Chairman of the Board, Qurate Retail granted performance-based restricted stock units ("RSUs") of Series B Qurate Retail common stock in 2018, 2017 and 2016 of 124 thousand, 115 thousand and 53 thousand, respectively.  The RSUs had a fair value of $27.56,  $19.90 and $25.11 per share, respectively, at the time they were granted.  Qurate Retail also granted performance-based RSUs of Series B Liberty Ventures common stock in 2016 of 16 thousand.  The RSUs had a fair value of $38.79 per share at the time they were granted.  The 2018, 2017 and 2016 performance-based RSUs cliff vested in one year, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.

During the fourth quarter of 2017, the Company entered into a series of transactions with certain officers of Qurate Retail, associated with certain outstanding stock options, in order to recognize tax deductions in 2017 versus future years

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(the “Option Exchange”).  On December 26, 2017 (the “Grant Date”), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of (i) each unvested in-the-money option to acquire shares of LVNTA and (ii) each unvested in-the-money option to acquire shares of LVNTB, in each case, held by certain of its officers (collectively, the “Eligible Optionholders”).  Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, all of his outstanding in-the-money vested and unvested options to acquire QRTEA shares, LVNTA shares and LVNTB shares (the “Eligible Options”), and:

•

with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option was, in the case of options to acquire shares of QRTEA or LVNTA, the closing price on the Grant Date per QRTEA or LVNTA share, as applicable, and, in the case of options to acquire shares of LVNTB, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the awards were granted; and

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

the Company granted the Eligible Optionholder a new option (the “Unvested New Option”) to acquire the same series of common stock and with substantially the same terms and conditions, including with respect to vesting and expiration, as the unvested Eligible Option exercised as set forth above, except that the number of LVNTA or LVNTB shares subject to such Unvested New Option was equal to the number of shares subject to the unvested Eligible Option minus the number of Restricted Shares received upon exercise of such unvested Eligible Option. The exercise price of such new option was, in the case of a LVNTA option, the closing price on the Grant Date per share of LVNTA, or, in the case of a LVNTB option, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the Unvested New Options were granted.

The Option Exchange was considered a modification under ASC 718 – Stock Compensation, with the following impacts on compensation expense.  The unamortized value of the unvested Eligible Options that were exercised, which was $14 million for LVNTA and LVNTB combined, will be expensed over the vesting period of the Restricted Shares attributable to the exercise of those options; of this amount, $6 million of expense was assumed by GCI Liberty as a result of the GCI Liberty Split-Off.  The grant of new vested options resulted in incremental compensation expense in the fourth quarter of 2017 of $30 million for QRTEA, LVNTA and LVNTB combined.  The grant of Unvested New Options resulted in incremental compensation expense totaling $6 million for LVNTA and LVNTB combined, which will be amortized over the vesting periods of those options; of this amount, $5.8 million of incremental compensation expense was assumed by GCI Liberty as a result of the GCI Liberty Split-Off.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2018,  2017 and 2016, the range of expected terms was 2.0 to 6.4 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The following table presents the range of volatilities used by Qurate Retail in the Black-Scholes-Merton Model for the 2018,  2017 and 2016 Qurate Retail and Liberty Ventures grants.

	Volatility
2018 grants
Qurate Retail options	29.7%	-	30.5%
Liberty Ventures options	27.9%	-	27.9%
2017 grants
Qurate Retail options	26.9%	-	32.7%
Liberty Ventures options	25.9%	-	28.9%
2016 grants
Qurate Retail options	27.4%	-	27.4%
Liberty Ventures options	30.6%	-	30.6%

Qurate Retail - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Qurate Retail
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	32,361	$23.48				1,643	$27.16
Granted	4,768	$26.78				175	$27.77
Exercised	(4,269)	$16.47				—	$—
Forfeited/Cancelled	(4,422)	$27.43				—	$—
Outstanding at December 31, 2018	28,438	$24.47	3.6	years	$23	1,818	$27.22	4.0	years	$—
Exercisable at December 31, 2018	17,371	$23.80	2.6	years	$20	1,495	$26.65	4.2	years	$—

	Liberty Ventures
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	1,670	$47.12				1,080	$56.38
Granted	—	$—				143	$54.01
Exercised	(2)	$18.41				—	$—
Forfeited/Cancelled	—	$—				—	$—
GCI Liberty Split-Off	(1,668)	$47.15				(1,223)	$56.10
Outstanding at December 31, 2018	—	$—	—	years	$—	—	$—	—	years	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

As of December 31, 2018, the total unrecognized compensation cost related to unvested Qurate Retail Awards was approximately $71 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of December 31, 2018, Qurate Retail reserved 30.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Qurate Retail - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2018,  2017 and 2016 was $28 million, $145 million and $44 million, respectively.  The aggregate intrinsic value of options exercised for the year ended December 31, 2017 includes approximately $104 million related to the intrinsic value of options exercised as a result of the Option Exchange.

Qurate Retail - Restricted Stock

The Company had approximately 4.2 million unvested restricted shares of Qurate Retail common stock, held by certain directors, officers and employees of the Company as of December 31, 2018.  These Series A and Series B unvested restricted shares of Qurate Retail had a weighted average GDFV of $24.28 per share.

The aggregate fair value of all restricted shares of Qurate Retail common stock that vested during the years ended December 31, 2018,  2017 and 2016 was $64 million, $23 million and $26 million, respectively.

Other

Certain of the Company's other subsidiaries have stock-based compensation plans under which employees and non-employees are granted options or similar stock-based awards.  Awards made under these plans vest and become exercisable over various terms and are typically cash settled and recorded as liability awards.  During the year ended December 31, 2016, approximately $90 million of cash payments were made to settle CommerceHub stock based awards.  The awards and compensation recorded, if any, under the plans at the other subsidiaries are not significant to Qurate Retail.

(13)  Employee Benefit Plans

Subsidiaries of Qurate Retail sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Qurate Retail common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $26 million, $20 million and $25 million, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively.

(14)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the Company’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, comprehensive earnings (loss) attributable to debt credit risk adjustments and the Company's share of accumulated other comprehensive earnings of affiliates.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Debt Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI
	amounts in millions
Balance at January 1, 2016	$(175)	(40)	—	—	(215)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(85)	(1)	—	—	(86)
Distribution of Liberty Expedia Holdings	—	35	—	—	35
Balance at December 31, 2016	(260)	(6)	—	—	(266)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	130	3	—	—	133
Balance at December 31, 2017	$(130)	(3)	—	—	(133)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(50)	(2)	38	16	2
Cumulative effect of accounting change	—	—	—	76	76
Balance at December 31, 2018	$(180)	(5)	38	92	(55)

The components of other comprehensive earnings (loss) are reflected in Qurate Retail's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2018:
Foreign currency translation adjustments	$(49)	1	(48)
Recognition of previously unrealized losses (gains) on debt, net	21	(5)	16
Share of other comprehensive earnings (loss) of equity affiliates	(3)	1	(2)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	50	(12)	38
Other comprehensive earnings (loss)	$19	(15)	4
Year ended December 31, 2017:
Foreign currency translation adjustments	$155	(21)	134
Share of other comprehensive earnings (loss) of equity affiliates	5	(2)	3
Other comprehensive earnings (loss)	$160	(23)	137
Year ended December 31, 2016:
Foreign currency translation adjustments	$(97)	13	(84)
Share of other comprehensive earnings (loss) of equity affiliates	(8)	3	(5)
Other comprehensive earnings (loss) from discontinued operations	(3)	1	(2)
Other	10	(4)	6
Other comprehensive earnings (loss)	$(98)	13	(85)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(15)  Commitments and Contingencies

Operating Leases

Qurate Retail leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $80 million, $45 million and $46 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2018 follows (amounts in millions):

Years ending December 31:
2019	$72
2020	$61
2021	$52
2022	$42
2023	$36
Thereafter	$115

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2018.

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

In August 2018, QVC exercised the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement (“New Lease”). QVC made an initial payment of $10 million and will make annual payments of $12 million over a term of 13 years.  QVC treats the New Lease within capital lease obligations and lease payments are attributed to: (1) a reduction of the principal obligation and (2) imputed interest expense. In connection with the New Lease, QVC capitalized the related land at fair market value while the building asset is currently being depreciated over its estimated useful life of 20 years.

On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center as part of the QRG Initiatives. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC expects the ECDC Lease to commence in the third quarter of 2019, at which point the discounted value of the ECDC Lease will be recorded as an asset and a liability in the consolidated balance sheets in accordance with ASU 2016-02, which the Company will adopt on January 1, 2019. Under the ECDC Lease, QVC will be required to pay an initial base rent of approximately $10 million per year, increasing to approximately $14 million per

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

Litigation

Qurate Retail has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Qurate Retail may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(16)  Information About Qurate Retail's Operating Segments

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

Qurate Retail evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, Qurate Retail reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

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

For the year ended December 31, 2018, Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

Performance Measures

	Years ended December 31,
	2018		2017		2016
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QVC U.S.	$6,349	1,417	6,140	1,455	6,120	1,435
QVC International	2,738	429	2,631	451	2,562	405
HSN	2,202	213	NA	NA	NA	NA
zulily	1,817	108	1,613	91	1,547	112
Corporate and other	973	(13)	23	(47)	428	(13)
Inter-segment eliminations	(9)	—	(3)	—	(10)	—
Consolidated Qurate Retail	$14,070	2,154	10,404	1,950	10,647	1,939

Other Information

	December 31, 2018			December 31, 2017
		Investments			Investments
	Total	in	Capital	Total	in	Capital
	assets	affiliates	expenditures	assets	affiliates	expenditures
	amounts in millions
QVC U.S.	$9,900	38	143	9,544	40	116
QVC International	2,154	—	67	2,121	—	36
HSN	2,917	—	18	2,798	—	—
zulily	2,199	—	24	2,323	—	49
Corporate and other	671	97	23	7,336	269	3
Inter-group eliminations	—	—	—	—	—	—
Consolidated Qurate Retail	$17,841	135	275	24,122	309	204

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$2,154	1,950	1,939
Stock-based compensation	(88)	(123)	(97)
Depreciation and amortization	(637)	(725)	(874)
Transaction related costs	(72)	(59)	—
Impairment of intangible assets and long lived assets	(33)	—	—
Operating income	1,324	1,043	968
Interest expense	(381)	(355)	(363)
Share of earnings (loss) of affiliates, net	(162)	(200)	(68)
Realized and unrealized gains (losses) on financial instruments, net	76	145	414
Gains (losses) on transactions, net	1	410	9
Tax sharing income (expense) with GCI Liberty, Inc.	32	—	—
Other, net	(7)	7	131
Earnings (loss) from continuing operations before income taxes	$883	1,050	1,091

Revenue by Geographic Area

Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
United States	$11,233	7,684	7,979
Japan	947	934	900
Germany	943	899	866
Other foreign countries	947	887	902
	$14,070	10,404	10,647

Long-lived Assets by Geographic Area

	December 31,
	2018	2017
	amounts in millions
United States	$869	895
Japan	165	143
Germany	161	164
Other foreign countries	127	139
	$1,322	1,341

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(17)  Quarterly Financial Information (Unaudited)

As discussed in note 5, on March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. The unaudited quarterly information below for 2018 and 2017 reflect Qurate Retail’s interest in Liberty Broadband as a discontinued operation for all periods presented.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2018:
Revenue	$3,230	3,233	3,231	4,376
Operating income	$294	358	237	435
Net earnings (loss)	$397	198	82	287
Net earnings (loss) attributable to Qurate Retail, Inc. stockholders:
Series A and Series B Qurate Retail common stock	$142	187	72	273
Series A and Series B Liberty Ventures common stock	$242	—	—	—
Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$1.17	NA	NA	—
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$1.16	NA	NA	—
Basic net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$2.81	NA	NA	—
Diluted net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$2.78	NA	NA	—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2017:
Revenue	$2,327	2,352	2,381	3,344
Operating income	$213	254	208	368
Net earnings (loss)	$519	184	308	1,476
Net earnings (loss) attributable to Qurate Retail, Inc. stockholders:
Series A and Series B Qurate Retail common stock	$91	111	119	887
Series A and Series B Liberty Ventures common stock	$416	64	177	576
Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.20	0.25	0.27	2.07
Series A and Series B Liberty Ventures common stock	$4.89	0.75	2.06	6.70
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.20	0.24	0.26	2.05
Series A and Series B Liberty Ventures common stock	$4.84	0.74	2.03	6.70
Basic net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.20	0.25	0.27	2.07
Series A and Series B Liberty Ventures common stock	$4.89	0.75	2.06	6.70
Diluted net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.20	0.24	0.26	2.05
Series A and Series B Liberty Ventures common stock	$4.84	0.74	2.03	6.70

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2019:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2019 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2019.

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

2.3

Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc. and Liberty Interactive LLC (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

2.4

Agreement and Plan of Merger, dated as of July 5, 2017, by and among Liberty Interactive Corporation, Liberty Horizon, Inc. and HSN, Inc. (included as Annex A to the proxy statement/prospectus forming a part of the Registrant’s Registration Statement on Form S-4 filed on August 31, 2017 (File No. 333-220270).

2.5

Amendment No. 1 to Agreement and Plan of Reorganization, dated as of July 19, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

2.6

Amendment No. 2 to Agreement and Plan of Reorganization, dated as of November 8, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form 8-A filed on May 24, 2018 (File No. 001-33982) (the “2018 Form 8-A”)).

3.2

Amended and Restated Bylaws of the Registrant, as amended effective April 9, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 10, 2018 (File No. 001-33982)).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Form of Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the 2018 Form 8-A).

4.2	Form of Specimen certificate for shares of the Registrant's Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the 2018 Form 8-A).

4.3	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1

Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)).  +

10.2

Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013) (File No. 001-33982) (the “Liberty 2013 10-Q”).  +

10.3

Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q).  +

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

10.9

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”).  +

10.10

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).  +

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

10.20	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q). +

10.21	Employment Agreement between Michael George and QVC, Inc., effective December 16, 2015 (incorporated by reference to Exhibit 10.23 to the Liberty 2015 10-K). +

10.22

Employment Agreement between Gregory B. Maffei and Liberty Interactive Corporation dated December 29, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015 (File No. 001-33982)).  +

10.23

First Amendment to Liberty Interactive Corporation Executive Employment Agreement, dated effective as of March 9, 2018, by and between Liberty Interactive Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018 (File No. 001-33982) (the “Liberty 2018 Q1 10-Q”)). +

10.24

Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)).  +

10.25

Letter Agreement regarding personal use of the Liberty aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-33982)).  +

10.26

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.27 to the Liberty 2015 10-K).  +

10.27

Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

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

10.32	Tax Sharing Agreement, dated as of July 22, 2016, between Liberty Interactive Corporation and CommerceHub, Inc. (incorporated by reference to Exhibit 10.1 to the CommerceHub 8-K).

10.33

Tax Sharing Agreement, dated as of November 4, 2016, between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2016 (File No. 001-33982)).

10.34

Indenture dated as of March 23, 2010 among QVC, Inc.,  the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the QVC S-4).

10.35	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the QVC S-4).

10.36

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 9, 2013 (File No. 333-184501)).

10.37

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.38

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.39

Fourth Amended and Restated Credit Agreement, dated as of December 31, 2018, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC’s Current Report on Form 8-K as filed on January 4, 2019 (File No. 001-38654)).

10.40

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).

10.41	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.42	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.43	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K). +

10.44	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K). +

10.45

Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 10-Q”)).  +

10.46	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q). +

10.47

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q).  +

10.48	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the 2017 Q3 10-Q). +

10.49	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 10-Q). +

10.50

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed on February 20, 2014 (File No. 01-34061).  +

10.51	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A as filed on April 10, 2017 (File No. 01-34061). +

10.52

Form of Election Form with respect to December 2017 Option Exchange Proposal for participants (incorporated by reference to Exhibit 10.57 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 (File No. 001-33982)).  +

10.53

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., John C. Malone and Leslie Malone (incorporated by reference to Annex F to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).  +

10.54

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., John W. Stanton and Theresa E. Gillespie (incorporated by reference to Annex G to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

10.55

Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., Ronald A. Duncan and Dani Bowman (incorporated by reference to Annex H to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017 (File No. 001-33982)).

10.56

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on February 28, 2018 (File No. 001-35707)).

10.57	Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Liberty 2018 Q1 10-Q).+

10.58

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March 8-K”)).

10.59

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March 8-K).

10.60

Performance-Based Restricted Stock Unit Award Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018 (File No. 001-33982) (the “Liberty 2018 Q3 10-Q”)).+

10.61	Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.2 to the Liberty 2018 Q3 10-Q).+

10.62

Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Form 8-A filed on September 13, 2018 (File No. 001-38654) (the “QVC Form 8-A”)).

10.63

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the QVC Form 8-A).

10.64	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the QVC Form 8-A).

21	Subsidiaries of Qurate Retail, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

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

QURATE RETAIL, INC.

Date: February 28, 2019	By /s/Michael A. George
Michael A. George
Chief Executive Officer and President

Date: February 28, 2019	By /s/Mark D. Carleton
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	February 28, 2019
Gregory B. Maffei

/s/Michael A. George	Director, Chief Executive Officer	February 28, 2019
Michael A. George	and President

/s/Mark D. Carleton	Chief Financial Officer	February 28, 2019
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 28, 2019
Richard N. Barton

/s/John C. Malone	Director	February 28, 2019
John C. Malone

/s/M. Ian G. Gilchrist	Director	February 28, 2019
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 28, 2019
Evan D. Malone

/s/David E. Rapley	Director	February 28, 2019
David E. Rapley

/s/Larry E. Romrell	Director	February 28, 2019
Larry E. Romrell

Director
Andrea L. Wong

/s/Mark Vadon	Director	February 28, 2019
Mark Vadon

/s/Fiona P. Dias	Director	February 28, 2019
Fiona P. Dias