Form 10-Q
period 2019-03-31
Qurate Retail, Inc.
filed 2019-05-10
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QURATE RETAIL, INC.

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	QRTEA	The Nasdaq Stock Market LLC
Series B common stock	QRTEB	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April  30, 2019 was:

Series A common stock	400,279,393
Series B common stock	29,367,790

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$508	653
Trade and other receivables, net of allowance for doubtful accounts of $118 million and $117 million, respectively	1,464	1,835
Inventory, net	1,562	1,474
Other current assets	184	224
Total current assets	3,718	4,186
Investments in equity securities	103	96
Property and equipment, net	1,304	1,322
Intangible assets not subject to amortization (note 6):
Goodwill	7,013	7,017
Trademarks	3,895	3,895
	10,908	10,912
Intangible assets subject to amortization, net (note 6)	1,106	1,058
Other assets, at cost, net of accumulated amortization	658	267
Total assets	$17,797	17,841

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$938	1,204
Accrued liabilities	970	1,182
Current portion of debt, including $1,089 million and $990 million measured at fair value (note 7)	1,488	1,410
Other current liabilities	260	155
Total current liabilities	3,656	3,951
Long-term debt, including $383 million and $344 million measured at fair value (note 7)	5,955	5,963
Deferred income tax liabilities	1,887	1,925
Other liabilities	737	258
Total liabilities	12,235	12,097
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 400,253,222 shares at March 31, 2019 and 409,901,058 shares at December 31, 2018	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,386,390 shares at March 31, 2019 and 29,248,343 shares at December 31, 2018	—	—
Series C Qurate Retail common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(84)	(55)
Retained earnings	5,533	5,675
Total stockholders' equity	5,453	5,624
Noncontrolling interests in equity of subsidiaries	109	120
Total equity	5,562	5,744
Commitments and contingencies (note 9)
Total liabilities and equity	$17,797	17,841

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Total revenue, net	$3,085	3,230
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,023	2,093
Operating expense	196	228
Selling, general and administrative, including stock-based compensation and transaction related costs (note 3)	425	452
Depreciation and amortization	153	163
	2,797	2,936
Operating income (loss)	288	294
Other income (expense):
Interest expense	(96)	(98)
Share of earnings (losses) of affiliates, net	(45)	(14)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(81)	99
Other, net	(8)	11
	(230)	(2)
Earnings (loss) from continuing operations before income taxes	58	292
Income tax (expense) benefit	8	(36)
Earnings (loss) from continuing operations	66	256
Earnings (loss) from discontinued operations, net of taxes	—	141
Net earnings (loss)	66	397
Less net earnings (loss) attributable to the noncontrolling interests	11	13
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$55	384

Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock (note 1)	$55	142
Liberty Ventures common stock (note 1)	—	242
	$55	384

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2019		2018
Basic net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.13	0.30
Series A and Series B Liberty Ventures common stock	$	NA	1.17
Diluted net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.13	0.30
Series A and Series B Liberty Ventures common stock	$	NA	1.16

Basic net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.13	0.30
Series A and Series B Liberty Ventures common stock	$	NA	2.81
Diluted net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.13	0.30
Series A and Series B Liberty Ventures common stock	$	NA	2.78

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Net earnings (loss)	$66	397
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(7)	71
Share of other comprehensive earnings (losses) of equity affiliates	—	1
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(22)	(5)
Other comprehensive earnings (loss)	(29)	67
Comprehensive earnings (loss)	37	464
Less comprehensive earnings (loss) attributable to the noncontrolling interests	11	20
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$26	444

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$66	397
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(141)
Depreciation and amortization	153	163
Stock-based compensation	19	23
Non-cash interest expense	7	—
Share of (earnings) losses of affiliates, net	45	14
Realized and unrealized (gains) losses on financial instruments, net	81	(99)
Deferred income tax expense (benefit)	(31)	(7)
Other, net	2	3
Changes in operating assets and liabilities
Current and other assets	313	303
Payables and other liabilities	(509)	(368)
Net cash provided (used) by operating activities	146	288
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(43)	(22)
Capital expended for property and equipment	(61)	(47)
Other investing activities, net	(52)	(20)
Net cash provided (used) by investing activities	(156)	(89)
Cash flows from financing activities:
Borrowings of debt	731	2,026
Repayments of debt	(618)	(1,354)
GCI Liberty Split-Off	—	(475)
Repurchases of Qurate Retail common stock	(210)	(217)
Withholding taxes on net settlements of stock-based compensation	(6)	(19)
Dividends paid to noncontrolling interest	(22)	(23)
Other financing activities, net	(6)	1
Net cash provided (used) by financing activities	(131)	(61)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(4)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	(145)	151
Cash, cash equivalents and restricted cash at beginning of period	660	912
Cash, cash equivalents and restricted cash at end of period	$515	1,063

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2019	2018
	in millions
Cash and cash equivalents	$508	653
Restricted cash included in other current assets	7	7
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$515	660

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2019

	Stockholders' Equity
		Common stock			Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	55	11	66
Other comprehensive income (loss)	—	—	—	—	(29)	—	—	(29)
Stock compensation	—	—	—	19	—	—	—	19
Series A Qurate Retail stock repurchases	—	—	—	(210)	—	—	—	(210)
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Reclassification	—	—	—	197	—	(197)	—	—
Balance at March 31, 2019	$—	4	—	—	(84)	5,533	109	5,562

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2018

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	384	13	397
Other comprehensive income (loss)	—	—	—	—	—	—	60	—	7	67
Stock compensation	—	—	—	—	—	23	—	—	—	23
Series A Qurate Retail stock repurchases	—	—	—	—	—	(217)	—	—	—	(217)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Option exercises	—	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(19)	—	—	—	(19)
Cumulative effect of accounting change	—	—	—	—	—	—	76	(69)	—	7
Reattribution of the Ventures Group to the QVC Group	—	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	—	(4,362)	—	—	11	(4,351)
Reclassification	—	—	—	—	—	3,530	—	(3,530)	—	—
Balance at March 31, 2018	$—	5	—	—	—	—	3	5,853	107	5,968

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the Transactions defined and described below, or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”) following the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC, “Cornerstone”), Zulily, LLC (“Zulily”), and other cost and equity method investments.

Qurate Retail is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC, Cornerstone and Zulily, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. In the current quarter the Company corrected a prior year immaterial error of $281 million which resulted in a reclassification within the working capital categories in the operating activities section of the condensed consolidated statement of cash flows which did not change net working capital. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Qurate Retail considers (i) fair value measurements, (ii) accounting for income taxes, and (iii) estimates of retail-related adjustments and allowances to be its most significant estimates.

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

On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this quarterly report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.  Cornerstone remains a subsidiary of Qurate Retail.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 8). As a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position as of March 31, 2019.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($197 million) at March 31, 2019 to retained earnings.

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with the GCI Liberty Split-Off, Qurate Retail and GCI Liberty (for accounting purposes a related party of Qurate Retail) entered into a tax sharing agreement.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended March 31, 2019 and 2018, respectively.  Qurate Retail has a tax sharing payable to GCI Liberty in the amount of approximately $112 million as of March 31, 2019, the majority of which is included in Other liabilities in the condensed consolidated balances sheets, with the exception of $37 million, which is included in Other current liabilities on the condensed consolidated balance sheets.

Accounting Pronouncements Not Yet Adopted

Internal-Use Software.  In August 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance will be effective for the Company in the first quarter of 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

(2)   Disposals

On March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. At the time of the GCI Liberty Split-Off, GCI Liberty was comprised of, among other things, GCI Liberty’s legacy business, Qurate Retail’s former interest in Liberty Broadband, Charter and LendingTree, and Qurate Retail’s former wholly-owned subsidiary Evite. Qurate Retail viewed Liberty Broadband, LendingTree and Evite as separate components and evaluated them separately for discontinued operations presentation. As Qurate Retail’s former interest in Charter was accounted for as a cost method investment it did not meet the definition of a component for discontinued operation presentation. The disposition of Liberty Broadband was considered significant to the overall financials.  Accordingly, the accompanying condensed consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Liberty Broadband as a discontinued operation. The disposition of LendingTree and Evite as part of the GCI Liberty Split-Off does not have a major effect on Qurate Retail’s historical or future results. Accordingly, LendingTree and Evite are not presented as discontinued operations in the accompanying condensed consolidated financial statements of Qurate Retail. LendingTree and Evite are included in the Corporate and other segment through March 8, 2018.

Included in revenue in the accompanying condensed consolidated statements of operations is $3 million for the three months ended March 31, 2018, related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2 million for the three months ended March 31, 2018, related to Evite.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of less than a million dollars for the three months ended March 31, 2018, related to LendingTree.

Certain financial information for the Company’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations is as follows:

		Three months ended
		March 31,
		2019	2018
		amounts in millions
Earnings (loss) before income taxes	$	NA	187
Income tax (expense) benefit	$	NA	(46)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

		Three months ended
		March 31,
		2019	2018
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	1.64
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	1.62

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $19 million and $23 million of stock-based compensation during the three months ended March 31, 2019 and 2018, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the three months ended March 31, 2019:

	Three months ended
	March 31, 2019
	Options Granted (000's)	Weighted Average GDFV
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (1)	26	$5.84

1)	Grant cliff vested immediately upon grant.

In addition to the stock option grant to the Qurate Retail Chairman of the Board and in connection with our Chairman’s employment agreement, during the three months ended March 31, 2019, Qurate Retail granted 213 thousand RSUs of Series B Qurate Retail common stock of which 194 thousand were performance-based. The Series B RSUs had a GDFV of $17.90 per share at the time they were granted.  The time-based RSUs cliff vested on March 11, 2019, and the performance-based RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives.  During the three months ended March 31, 2019, Qurate Retail also granted approximately 191 thousand performance-based RSUs of Series A Qurate Retail common stock to its CEO.  The Series A RSUs had a GDFV of $17.90 per share at the time they were granted and will cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	28,438	$24.47
Granted	—	$—
Exercised	(447)	$15.45
Forfeited/Cancelled	(1,001)	$26.72
Outstanding at March 31, 2019	26,990	$24.54	3.3	years	$9
Exercisable at March 31, 2019	17,474	$23.97	2.5	years	$9

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,818	$27.22
Granted	26	$18.03
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2019	1,844	$27.09	3.8	years	$—
Exercisable at March 31, 2019	1,521	$26.50	4.0	years	$—

As of March 31, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $61 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of March 31, 2019, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 27.0 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Qurate Retail Common Stock

Excluded from diluted EPS for the three months ended March 31, 2019 and 2018, are 24 million and 11 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended
	March 31,
	2019	2018
	number of shares in millions
Basic WASO	433	476
Potentially dilutive shares	1	5
Diluted WASO	434	481

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS for the three months ended March 31, 2018 were 2 million potential common shares, because their inclusion would have been antidilutive.

	Liberty Ventures Common Stock
	Three months ended
	March 31,
	2019 (1)	2018
	number of shares in millions
Basic WASO	NA	86
Potentially dilutive shares	NA	1
Diluted WASO	NA	87

(1)	All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2019			December 31, 2018
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$206	206	—	310	310	—
Indemnification asset	$110	—	110	79	—	79
Debt	$1,472	—	1,472	1,334	—	1,334

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

Following the initial six month period, the remaining indemnification to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of March 31, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of March 31, 2019, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheets. Additionally, as of March 31, 2019,  332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Equity securities	$5	114
Exchangeable senior debentures	(116)	17
Indemnification asset	32	(29)
Other financial instruments	(2)	(3)
	$(81)	99

(6)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total
	amounts in millions
Balance at January 1, 2019	$5,228	860	917	12	7,017
Foreign currency translation adjustments	—	(4)	—	—	(4)
Balance at March 31, 2019	$5,228	856	917	12	7,013

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $100 million and $109 million for the three months ended March 31, 2019 and 2018, respectively. Based on its amortizable intangible assets as of March 31, 2019, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2019	$283
2020	$304
2021	$181
2022	$88
2023	$79

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2019	March 31, 2019	December 31, 2018
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	433	324	304
3.75% Exchangeable Senior Debentures due 2030	434	313	307
3.5% Exchangeable Senior Debentures due 2031	313	450	377
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	332	383	344
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	400	399	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC Bank Credit Facilities	1,438	1,438	1,320
Other subsidiary debt	—	—	188
Deferred loan costs	—	(27)	(29)
Total consolidated Qurate Retail debt	$7,516	7,443	7,373
Less current classification		(1,488)	(1,410)
Total long-term debt		$5,955	5,963

QVC Bank Credit Facilities

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as co-borrower (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility, with a $450 million sub-limit for standby letters of credit and up to $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily, with a $50 million sub-limit for standby letters of credit.  The remaining $3.25 billion and any incremental loans may be borrowed only by the Company.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on the Borrowers combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

The payment and performance of the Borrowers’ obligations (including Zulily’s obligations) under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all QVC’s equity interests.  In addition, the payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and Zulily are also guaranteed by Zulily and secured by a pledge of all of Zulily’s equity interests.

The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and Zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio, and the Borrowers’ Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.9% at March 31, 2019. Availability under the Fourth Amended and Restated Credit Agreement at March 31, 2019 was $2.2 billion, including the remaining portion of the $400 million tranche available to Zulily and outstanding letters of credit.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of March 31, 2019 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030, and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because the Company does not own shares to redeem the debentures.  For the remaining exchangeables, the Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of March 31, 2019 as they are currently redeemable.

3.125% Senior Secured Notes due 2019

In April 2019, QVC repaid the outstanding balance on its 3.125% Senior Secured Notes due 2019.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at March 31, 2019.

Other Subsidiary Debt

Other subsidiary debt at December 31, 2018 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2019 are as follows (amounts in millions):

Senior debentures	$809
QVC senior secured notes	$3,802

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2019.

(8) Leases

In February 2016 and subsequently, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases.  In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption.  Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date.  The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.  The most significant impact of the new guidance was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases.  In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single lease component and will not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The Company recognized $287 million of operating lease ROU assets, $51 million of short term operating lease liabilities and $259 million of long term operating lease liabilities on the condensed consolidated balance sheet upon adoption of the new standard.  The operating lease liabilities were determined based on the present value of the remaining rental payments and the operating lease ROU asset was determined based on the value of the lease liabilities, adjusted primarily for deferred rent and prepaid rent balances of $23 million.

The Company has finance lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S. and Germany. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.  The Company also leases data processing equipment, facilities, office space, retail space and land. These leases are classified as operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate.

Our leases have remaining lease terms of less than one year to 15 years, some of which may include the option to extend for up to 14 years, and some of which include options to terminate the leases within less than one year.

The components of lease cost during the three months ended March 31, 2019 were as follows:

Three months ended
March 31, 2019
in millions
Operating lease cost	$17
Finance lease cost
Depreciation of leased assets	$5
Interest on lease liabilities	$2
Total finance lease cost	$7

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

Three months ended
March 31, 2019
Weighted-average remaining lease term (years):
Finance leases	9.5
Operating leases	12.2
Weighted-average discount rate:
Finance leases	4.9%
Operating leases	6.1%

Supplemental balance sheet information related to leases was as follows:

March 31,
2019
in millions
Operating leases:
Operating lease ROU assets (1)	$343

Current operating lease liabilities (2)	$52
Operating lease liabilities (3)	317
Total operating lease liabilities	$369

Finance Leases:
Finance lease ROU assets (4)	$280
Finance lease ROU asset accumulated depreciation (4)	(125)
Finance lease ROU assets, net	$155
Current finance lease liabilities (2)	$20
Finance lease liabilities (3)	162
Total finance lease liabilities	$182

(1)	Included within the Other assets, at cost, net of accumulated amortization line item on the condensed consolidated balance sheets.
(2)	Included within the Other current liabilities line item on the condensed consolidated balance sheets.
(3)	Included within the Other liabilities line item on the condensed consolidated balance sheets.
(4)	Included within the Property and equipment, net line item on the condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Three months ended
March 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$5
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$68
Finance leases	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Future lease payments under finance leases and operating leases with initial terms of one year or more at March 31, 2019 consisted of the following:

	Finance Leases	Operating Leases
	in millions
Remainder of 2019	$22	53
2020	26	67
2021	25	59
2022	24	50
2023	22	44
Thereafter	116	208
Total lease payments	$235	481
Less: imputed interest	53	112
Total lease liabilities	$182	369

On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained access to a portion of the ECDC Lease during March 2019 and recorded a ROU asset of $68 million and an operating lease liability of $69 million. The Company expects the remaining portion of the lease to commence during the third quarter of 2019. Under the ECDC Lease, QVC is required to pay an initial base rent of approximately $10 million per year, which is expected to begin in the fourth quarter of 2019, and increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

(9)   Commitments and Contingencies

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

(10)   Information About Qurate Retail's Operating Segments

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

During the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH,” and presented prior period information to conform with this change.  As a result of the QRG Initiatives and additional integration activities to drive synergies between HSN and QVC U.S., the chief operating decision maker began reviewing HSN and QVC U.S. information as one business unit during the first quarter of 2019.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the three months ended March 31, 2019, Qurate Retail has identified the following operating segments as its reportable segments:

•

QxH -  QVC U.S. and HSN market and sell a wide variety of consumer products in the United States, primarily by means of their televised shopping programs and via the Internet through their websites and mobile applications.

•

QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.

•

Zulily – Zulily markets and sells a wide variety of consumer products in the United States and several foreign countries through flash sales events, primarily through its app, mobile and desktop experiences.

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2018.

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$679	247	111	146	1,183
Apparel	326	112	140	41	619
Beauty	292	143	13	—	448
Accessories	220	62	108	—	390
Electronics	181	25	4	—	210
Jewelry	112	52	13	—	177
Other revenue	47	3	8	—	58
Total Revenue	$1,857	644	397	187	3,085

	Three months ended
	March 31, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$726	260	116	147	1,249
Apparel	325	119	156	39	639
Beauty	306	144	12	—	462
Accessories	219	67	114	—	400
Electronics	172	26	4	—	202
Jewelry	132	55	12	—	199
Other revenue	46	5	5	23	79
Total Revenue	$1,926	676	419	209	3,230

Qurate Retail defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses excluding all stock-based compensation and transaction related costs. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain acquisition accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2019	2018
	amounts in millions
QxH	$352	369
QVC International	101	107
Zulily	17	27
Corporate and other	(10)	(11)
Consolidated Qurate Retail	$460	492

Other Information

	March 31, 2019
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QxH	$12,558	38	47
QVC International	2,161	—	7
Zulily	2,232	—	5
Corporate and other	846	106	2
Consolidated Qurate Retail	$17,797	144	61

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Consolidated segment Adjusted OIBDA	$460	492
Stock-based compensation	(19)	(23)
Depreciation and amortization	(153)	(163)
Transaction related costs	—	(12)
Operating income (loss)	288	294
Interest expense	(96)	(98)
Share of earnings (loss) of affiliates, net	(45)	(14)
Realized and unrealized gains (losses) on financial instruments, net	(81)	99
Other, net	(8)	11
Earnings (loss) before income taxes	$58	292

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, strategies; QRG Initiatives (as defined below); revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A. of the Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2018.

See note 1 and note 8 of the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

The information herein relates to Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the Transactions defined and described below, or “Liberty”) and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control.  Following this transaction, Cornerstone (a former subsidiary of HSN) remains a subsidiary of Qurate Retail. HSN is included in the QxH reportable segment, and Cornerstone is included in the “Corporate and other” reportable segment.  Zulily, LLC (“Zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day, is a reportable segment.

Our “Corporate and other” category includes our consolidated subsidiary Cornerstone, along with various cost and equity method investments. See discussion below for the entities that were included in Corporate and other in prior periods.

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, Zulily, HSN, and Cornerstone among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities (which were all included in the Corporate and other category). The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

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

As discussed in note 2 to the accompanying condensed consolidated financial statements, Qurate Retail’s interest in Liberty Broadband has been presented as a discontinued operation as a result of the Transactions.

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 8 to the accompanying condensed consolidated financial statements).

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

Operating Results

	Three months ended
	March 31,
	2019	2018 (a)
	amounts in millions
Revenue
QxH	$1,857	1,926
QVC International	644	676
Zulily	397	419
Corporate and other	187	209
Consolidated Qurate Retail	$3,085	3,230

Operating Income (Loss)
QxH	$247	267
QVC International	79	89
Zulily	(13)	(28)
Corporate and other	(25)	(34)
Consolidated Qurate Retail	$288	294

Adjusted OIBDA
QxH	$352	369
QVC International	101	107
Zulily	17	27
Corporate and other	(10)	(11)
Consolidated Qurate Retail	$460	492

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

Revenue.    Consolidated Qurate Retail revenue decreased 4.5% or $145 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in the three months ended March 31, 2019 was due to decreased revenue at QxH of $69 million for the three month period ended March 31, 2019, decreased revenue at QVC International of $32 million for the three months ended March 31, 2019, decreased revenue at Zulily of $22 million for the three month period ended March 31, 2019, and decreased revenue in the Corporate and other segment of $22 million due to a decrease in Cornerstone revenue.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $19 million and $23 million of stock-based compensation for the three months ended March 31, 2019 and 2018, respectively. The decrease of $4 million for the three months ended March 31, 2019 was primarily due to a decrease in stock compensation expense related to Liberty Ventures of $3 million as a result of the GCI Liberty Split-Off, and a decrease of $1 million at HSN.  As of March 31, 2019, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $61 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

Operating income.    Our consolidated operating income decreased 2.0% or $6 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in operating income for the three months ended March 31, 2019 was primarily due to a decrease in operating income at QxH of $20 million, and a decrease at QVC International of $10 million, partially offset by a decrease in operating losses at Zulily of $15 million, and a decrease in operating loss in the Corporate and other segment of $9 million primarily related to a reduction in Liberty Ventures expenses due to the GCI Liberty Split-Off. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation and transaction related costs. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income and Earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA decreased 6.5% or $32 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.  The decrease in Adjusted OIBDA for the three months ended March 31, 2019 was primarily due to a decrease at QxH of $17 million, a decrease at Zulily of $10 million, and a decrease at QVC International of $6 million, partially offset by an increase of $1 million in the Corporate and other segment.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2019	2018 (a)
	amounts in millions

Interest expense	$(96)	(98)
Share of earnings (losses) of affiliates	(45)	(14)
Realized and unrealized gains (losses) on financial instruments, net	(81)	99
Other, net	(8)	11
Other income (expense)	$(230)	(2)

(a)

Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the three months ended March 31, 2018.

Interest expense.    Interest expense decreased $2 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, primarily due to the transfer of a margin loan to GCI Liberty as part of the GCI Liberty Split-Off and lower average debt balances at QVC, partially offset by a higher interest rate on the QVC Bank Credit Facilities during the three months ended March 31, 2019, compared to the same period in the prior year.

Share of earnings (losses) of affiliates.   Share of earnings (losses) of affiliates decreased $31 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, primarily due to an increase in losses at the Company’s alternative energy solution entities.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Equity securities	$5	114
Exchangeable senior debentures	(116)	17
Indemnification asset	32	(29)
Other financial instruments	(2)	(3)
	$(81)	99

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease in unrealized gains for the three months ended March 31, 2019, compared to the corresponding period in the prior year, was primarily driven by a decrease due to the contribution of our equity interest in Charter to GCI Liberty in the GCI Liberty Split-Off, a decrease in realized gain on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, and a decrease in unrealized gains on exchangeable debt, partially offset by an unrealized gain on the indemnification asset as a result of the GCI Liberty Split-Off.

Other, net. Other, net decreased by $19 million for the three months ended March 31, 2019, compared to the corresponding period in the prior year. The decrease in the three months ended March 31, 2019 was primarily due to tax sharing expense with GCI Liberty and foreign exchange losses.  Other, net includes the impact of foreign currency at QVC. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes. We had income tax benefit of $8 million and expense of $36 million for the three months ended March 31, 2019 and 2018, respectively. Income tax benefit during the three months ended March 31, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended March 31, 2018 due to tax benefits from tax credits generated by our alternative energy investments and a decrease in the state effective tax rate used to measure deferred taxes, partially offset by state tax expense.

Net earnings. We had net earnings of $66 million and $397 million for the three months ended March 31, 2019 and 2018, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Fourth Amended and Restated Credit Facility”)), as discussed in note 7 of the accompanying condensed consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (defined as the ratio of subsidiaries’ consolidated total debt to Adjusted OIBDA for the most recent four fiscal quarter period) of less than 3.5 to 1.0 must be maintained.

During the three months ended March 31, 2019 there have been no changes to our corporate or subsidiary debt credit ratings.

As of March 31, 2019, Qurate Retail's liquidity position included the following:

	Cash and cash	Equity
	equivalents	securities
	amounts in millions
QVC	$439	—
Zulily	23	—
Corporate and other	46	103
Total Qurate Retail	$508	103

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $2.2 billion under the Fourth Amended and Restated Credit Facility at March 31, 2019, including the remaining portion of the $400 million tranche that Zulily may utilize. As of March 31, 2019, QVC had approximately $216 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 55% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$146	288
Net cash provided (used) by investing activities	$(156)	(89)
Net cash provided (used) by financing activities	$(131)	(61)

During the three months ended March 31, 2019, Qurate Retail's primary uses of cash were the repurchases of Series A Qurate Retail common stock of $210 million and capital expenditures of $61 million, partially offset by net borrowings of certain debt obligations of approximately $113 million.

The projected uses of Qurate Retail cash for the remainder of 2019 are the continued capital improvement spending of approximately $360 million, the repayment of certain debt obligations (including approximately $240 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2, HSN and HSN2. During the three months ended March 31, 2019, QVC transitioned its Beauty iQ channel to QVC 3. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).

QVC’s digital platforms enable consumers to purchase goods offered on its broadcast programming, along with a wide assortment of products that are available only on QVC.com and HSN.com. QVC.com and HSN.com and QVC’s other digital platforms (including mobile applications, social pages, and others) are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC.com and HSN.com allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.

QVC’s international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland and Italy. In some of the countries where QVC operates, its televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra, and QVC Style in the U.K.  Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications, and social pages. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $22 million and $23 million, respectively.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Net revenue	$2,501	2,602
Cost of sales	(1,610)	(1,656)
Operating	(177)	(213)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(261)	(257)
Adjusted OIBDA	453	476
Stock-based compensation	(9)	(12)
Depreciation and amortization	(118)	(100)
Transaction related costs	—	(8)
Operating income	$326	356

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
QxH	$1,857	1,926
QVC International	644	676
Consolidated QVC	$2,501	2,602

QVC's consolidated net revenue decreased 3.9% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in net revenue is primarily due to a 3.1% decrease in units sold, $36 million in unfavorable foreign exchange rates across all markets and a slight decrease in average selling price per unit (“ASP”), which was partially offset by a $22 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.

During the three months ended March 31, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.6)%	—%	(3.6)%
QVC International	(4.7)%	(5.4)%	0.7%

The decrease in QxH net revenue for the three months ended March 31, 2019 was primarily due to a 4.4% decrease in units sold and a slight decrease in ASP.  QxH experienced shipped sales decline in home, beauty, and jewelry, offset by growth in electronics. The net revenue decrease was partially offset by a decrease in estimated product returns of $20 million due to the decreased sales volume.

QVC International net revenue growth in constant currency for the three months ended March 31, 2019 was primarily due to a 1.0% increase in ASP, driven by an increase in ASP in the U.K. and Italy, offset by declines in Germany and Japan, as well as a $2 million decrease in estimated product returns. The decrease in estimated product returns was primarily due to a lower return rate offset by increased sales volume. QVC International experienced shipped sales decline in constant currency in all categories except home and beauty.

QVC's future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's broadcast programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; and (iv) general economic conditions.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U.  In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the European Union with any agreement as to the terms of its withdrawal, it is possible that new terms may adversely affect QVC’s operations and financial results in a number of ways, not all of which are currently readily apparent.  The U.K. is scheduled to withdraw from the E.U. no later than October 31, 2019. The U.K. government’s draft agreement on the withdrawal of the U.K. from the E.U. was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit.

QVC's cost of sales as a percentage of net revenue was 64.4% for the three months ended March 31, 2019,  compared to 63.6% for the three months ended March 31, 2018. For the three months ended March 31, 2019, cost of sales as a percentage of revenue increased primarily due to an increase in warehouse and distribution costs and inventory obsolescence at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $36 million or 16.9% for the three months ended March 31, 2019, compared to the same period in the prior year. For the three months ended March 31, 2019, operating expenses decreased primarily due to a $28 million decrease in commissions, a $4 million decrease in personnel costs at QxH and a $3 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to new longer term television distribution rights agreements entered into at HSN, which led to increased capitalization of television distribution rights agreements.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $4 million for the three months ended March 31, 2019, as compared to the same period in the prior year, and as a percentage of net revenue, increased from 9.9% to 10.4% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.  For the three months ended March 31, 2019, the increase was primarily due to a $5 million increase in online marketing expenses primarily in QxH, a $4 million increase in bad debt expense primarily due to increased Easy Pay usage and the number of installments taken at QxH and to a lesser extent, Germany, a $4 million increase in outside services primarily in QxH and the U.K., and a $3 million increase in other miscellaneous expenses. These increases were offset by a $7 million decrease in personnel costs primarily in QxH offset by increases in the U.K. and Germany, and a $5 million decrease due to favorable exchange rates.

Depreciation and amortization consisted of the following:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Affiliate agreements	$1	1
Customer relationships	12	12
Other technology	4	4
Acquisition related amortization	17	17
Property and equipment	46	44
Software amortization	22	24
Channel placement amortization and related expenses	33	15
Total depreciation and amortization	$118	100

For the three months ended March 31, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN.

Transaction related costs decreased by $8 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. All expenses in 2018 were related to the Company’s acquisition of HSN on December 29, 2017 and related follow on restructuring activities.

Zulily.  Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. The Zulily website was launched in January 2010 with the goal of revolutionizing the way consumers shop. Through its app, mobile and desktop experiences, Zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. Zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, accessories and beauty products. Zulily's stand-alone operating results for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Net revenue	$397	419
Costs of sales	(295)	(309)
Operating	(11)	(12)
SG&A expenses (excluding stock-based compensation)	(74)	(71)
Adjusted OIBDA	17	27
Stock-based compensation	(4)	(4)
Depreciation and amortization	(26)	(51)
Operating income (loss)	$(13)	(28)

Zulily's consolidated net revenue decreased 5.3% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended March 31, 2019 was primarily attributed to a 2.4% decrease in total units shipped driven by a decrease in new customers and a lower frequency of purchases from existing customers compared to the corresponding period in the prior year, and  a 2.6% decrease in ASP due to a change in customer behavior towards lower price points.

Zulily's cost of sales as a percentage of net revenue was 74.3%  and 73.7% for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to an increase in freight costs and lower ASP.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended March 31, 2019, operating expenses were relatively flat compared to the corresponding period in the prior year.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended March 31, 2019, as a percentage of net revenue, these expenses increased from 16.9% to 18.6%.  The increase is primarily attributable to deleverage on the decline in sales and increase in fixed costs and marketing.

Zulily’s total depreciation and amortization of intangible assets expense decreased for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease is primarily attributed to fully amortized assets recognized in purchase accounting.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations by our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QxH and QVC International	$915	3.9%	$4,150	4.7%
Zulily	$148	3.9%	$—	—%
Corporate and other	$—	—%	$2,303	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2019 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2018 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2018 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weaknesses. The remediation efforts being implemented include the following:

•

Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including removing all inappropriate IT system access associated with the information technology general controls ("ITGCs") material weakness;

•	Improvement of change management and computer operation control activities that contributed to the ITGC material weakness;
•	Implementation of user activity monitoring for control activities contributing to the ITGC material weakness;
•	Delivery of training to control owners addressing control operating protocols including ITGCs and policies; and
•	Enhancement of the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the U.K.

The Company believes the foregoing efforts will remediate the material weaknesses disclosed in our 2018 Form 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Our remediation efforts are underway, and we expect that the remediation of these material weaknesses will be completed prior to the end of 2019.

Additionally, the Company will continue to enhance the ITGC and U.K. revenue risk assessment process, evaluate talent and address identified gaps, deliver training on internal control over financial reporting, and monitor information system access and program changes to determine whether additional adjustments should be made to reduce or eliminate the occurrence of access and program change management issues.

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

A summary of the repurchase activity for the three months ended March 31, 2019 is as follows:

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2019	4,391,612	$20.66	4,391,612	$ 298	million
February 1 - 28, 2019	3,479,822	$21.72	3,479,822	$ 223	million
March 1 - 31, 2019	2,379,897	$18.37	2,379,897	$ 179	million
Total	10,251,331	$20.49	10,251,331

During the three months ended March 31, 2019,  10,984 shares of Series A Qurate Retail common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: May 10, 2019	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: May 10, 2019	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)