Form 10-Q
period 2019-06-30
Qurate Retail, Inc.
filed 2019-08-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July 31, 2019 was:

Series A common stock	388,568,534
Series B common stock	29,332,431

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$519	653
Trade and other receivables, net of allowance for doubtful accounts of $120 million and $117 million, respectively	1,295	1,835
Inventory, net	1,516	1,474
Other current assets	203	224
Total current assets	3,533	4,186
Investments in equity securities	99	96
Property and equipment, net	1,339	1,322
Intangible assets not subject to amortization (note 6):
Goodwill	7,021	7,017
Trademarks	3,895	3,895
	10,916	10,912
Intangible assets subject to amortization, net (note 6)	1,069	1,058
Other assets, at cost, net of accumulated amortization	765	267
Total assets	$17,721	17,841

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2019	2018
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$861	1,204
Accrued liabilities	949	1,182
Current portion of debt, including $1,175 million and $990 million measured at fair value (note 7)	1,175	1,410
Other current liabilities	187	155
Total current liabilities	3,172	3,951
Long-term debt, including $415 million and $344 million measured at fair value (note 7)	6,283	5,963
Deferred income tax liabilities	1,900	1,925
Other liabilities	725	258
Total liabilities	12,080	12,097
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 394,049,417 shares at June 30, 2019 and 409,901,058 shares at December 31, 2018	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,338,790 shares at June 30, 2019 and 29,248,343 shares at December 31, 2018	—	—
Series C Qurate Retail common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(64)	(55)
Retained earnings	5,583	5,675
Total stockholders' equity	5,523	5,624
Noncontrolling interests in equity of subsidiaries	118	120
Total equity	5,641	5,744
Commitments and contingencies (note 9)
Total liabilities and equity	$17,721	17,841

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Total revenue, net	$3,111	3,233	6,196	6,463
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	1,996	2,050	4,019	4,143
Operating expense	197	238	393	466
Selling, general and administrative, including stock-based compensation and transaction related costs (note 3)	424	428	849	880
Depreciation and amortization	158	159	311	322
	2,775	2,875	5,572	5,811
Operating income (loss)	336	358	624	652
Other income (expense):
Interest expense	(93)	(96)	(189)	(194)
Share of earnings (losses) of affiliates, net	(23)	(46)	(68)	(60)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(113)	20	(194)	119
Other, net	(7)	8	(15)	19
	(236)	(114)	(466)	(116)
Earnings (loss) from continuing operations before income taxes	100	244	158	536
Income tax (expense) benefit	30	(46)	38	(82)
Earnings (loss) from continuing operations	130	198	196	454
Earnings (loss) from discontinued operations, net of taxes	—	—	—	141
Net earnings (loss)	130	198	196	595
Less net earnings (loss) attributable to the noncontrolling interests	12	11	23	24
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$118	187	173	571

Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock (note 1)	$118	187	173	329
Liberty Ventures common stock (note 1)	—	—	—	242
	$118	187	173	571

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2019		2018	2019	2018
Basic net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.28	0.40	0.40	0.70
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	1.17
Diluted net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.28	0.40	0.40	0.69
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	1.16

Basic net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.28	0.40	0.40	0.70
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	2.81
Diluted net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$0.28	0.40	0.40	0.69
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	2.78

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Net earnings (loss)	$130	198	196	595
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	15	(96)	8	(25)
Recognition of previously unrealized losses (gains) on debt, net	—	16	—	16
Share of other comprehensive earnings (losses) of equity affiliates	—	(2)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	8	(27)	(14)	(32)
Other comprehensive earnings (loss)	23	(109)	(6)	(42)
Comprehensive earnings (loss)	153	89	190	553
Less comprehensive earnings (loss) attributable to the noncontrolling interests	15	7	26	27
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$138	82	164	526

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$196	595
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(141)
Depreciation and amortization	311	322
Stock-based compensation	37	46
Share of (earnings) losses of affiliates, net	68	60
Realized and unrealized (gains) losses on financial instruments, net	194	(119)
Deferred income tax expense (benefit)	(21)	(1)
Other, net	9	24
Changes in operating assets and liabilities
Current and other assets	568	469
Payables and other liabilities	(769)	(544)
Net cash provided (used) by operating activities	593	711
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(76)	(50)
Capital expenditures	(167)	(98)
Other investing activities, net	(124)	(58)
Net cash provided (used) by investing activities	(367)	(206)
Cash flows from financing activities:
Borrowings of debt	1,909	2,502
Repayments of debt	(1,912)	(2,381)
GCI Liberty Split-Off	—	(475)
Repurchases of Qurate Retail common stock	(296)	(493)
Withholding taxes on net settlements of stock-based compensation	(8)	(21)
Indemnification payment from GCI Liberty, Inc.	—	133
Other financing activities, net	(53)	(21)
Net cash provided (used) by financing activities	(360)	(756)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	1	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(133)	(247)
Cash, cash equivalents and restricted cash at beginning of period	660	912
Cash, cash equivalents and restricted cash at end of period	$527	665

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2019	2018
	in millions
Cash and cash equivalents	$519	653
Restricted cash included in other current assets	8	7
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$527	660

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

	Stockholders' Equity
		Common stock			Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	173	23	196
Other comprehensive income (loss)	—	—	—	—	(9)	—	3	(6)
Stock compensation	—	—	—	37	—	—	—	37
Series A Qurate Retail stock repurchases	—	—	—	(296)	—	—	—	(296)
Distribution to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	(6)	—	—	—	(6)
Reclassification	—	—	—	265	—	(265)	—	—
Balance at June 30, 2019	$—	4	—	—	(64)	5,583	118	5,641

	Stockholders' Equity
		Common stock			Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at March 31, 2019	$—	4	—	—	(84)	5,533	109	5,562
Net earnings (loss)	—	—	—	—	—	118	12	130
Other comprehensive income (loss)	—	—	—	—	20	—	3	23
Stock compensation	—	—	—	18	—	—	—	18
Series A Qurate Retail stock repurchases	—	—	—	(86)	—	—	—	(86)
Distribution to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Reclassification	—	—	—	68	—	(68)	—	—
Balance at June 30, 2019	$—	4	—	—	(64)	5,583	118	5,641

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	571	24	595
Other comprehensive income (loss)	—	—	—	—	—	—	(45)	—	3	(42)
Stock compensation	—	—	—	—	—	46	—	—	—	46
Series A Qurate Retail stock repurchases	—	—	—	—	—	(493)	—	—	—	(493)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Cumulative effect of accounting change	—	—	—	—	—	—	76	(70)	—	6
GCI Liberty Split-Off	—	—	—	—	—	(4,362)	—	—	11	(4,351)
Other	—	—	—	(1)	—	(19)	—	—	—	(20)
Reclassification	—	—	—	—	—	3,785	—	(3,785)	—	—
Balance at June 30, 2018	$—	5	—	—	—	—	(102)	5,784	114	5,801

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at March 31, 2018	$—	5	—	—	—	—	3	5,853	107	5,968
Net earnings (loss)	—	—	—	—	—	—	—	187	11	198
Other comprehensive income (loss)	—	—	—	—	—	—	(105)	—	(4)	(109)
Stock compensation	—	—	—	—	—	23	—	—	—	23
Series A Qurate Retail stock repurchases	—	—	—	—	—	(276)	—	—	—	(276)
Other	—	—	—	—	—	(2)	—	(1)	—	(3)
Reclassification	—	—	—	—	—	255	—	(255)	—	—
Balance at June 30, 2018	$—	5	—	—	—	—	(102)	5,784	114	5,801

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

Following these events, Qurate Retail acquired GCI (renamed “GCI Liberty, Inc.”) through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty. The following is a reconciliation of the assets and liabilities that were derecognized by the Company (in millions) at the date of the GCI Liberty Split-Off (as defined below):

Investment in Liberty Broadband	$3,822
Investment in Charter	1,866
Corporate Cash	475
Margin Loan	(996)
Deferred Income Tax Liabilities	(550)
Other, net	(270)
$4,347

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 8).  As a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position as of June 30, 2019.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($265 million) at June 30, 2019 to retained earnings.

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $1 million and $2 million was reimbursable to LMC for the three months ended June 30, 2019 and 2018, respectively, and $3 million and $4 million was reimbursable to LMC for the six months ended June 30, 2019 and 2018, respectively.  Qurate Retail has a tax sharing payable to GCI Liberty in the amount of approximately $82 million as of June 30, 2019, which is included in Other liabilities in the condensed consolidated balances sheets.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $3 million for the six months ended June 30, 2018, related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2 million for the six months ended June 30, 2018, related to Evite.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of less than a million dollars for the six months ended June 30, 2018, related to LendingTree.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Certain financial information for the Company’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations is as follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2019	2018	2019	2018
		amounts in millions
Earnings (loss) before income taxes	$	NA	NA	NA	187
Income tax (expense) benefit	$	NA	NA	NA	(46)

The impact from discontinued operations on basic and diluted earnings (loss) per share is as follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2019	2018	2019	2018
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	1.64
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share:
Series A and Series B Qurate Retail common stock	$	NA	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	1.62

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $18 million and $23 million of stock-based compensation during the three months ended June 30, 2019 and 2018, respectively, and $37 million and $46 million of stock-based compensation during the six months ended June 30, 2019 and 2018, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of options granted by the Company during the six months ended June 30, 2019:

	Six months ended
	June 30, 2019
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC employees (1)	2,232	$4.08
Series A Qurate Retail common stock, Zulily employees (1)	328	$4.08
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (2)	26	$5.84
1)	Grants vest semi-annually over four years.
2)	Grant cliff vested immediately upon grant.

In addition to the stock option grant to the Qurate Retail Chairman of the Board and in connection with our Chairman’s employment agreement, during the six months ended June 30, 2019, Qurate Retail granted 213 thousand RSUs of Series B Qurate Retail common stock of which 194 thousand were performance-based. The Series B RSUs had a GDFV of $17.90 per share at the time they were granted.  The time-based RSUs cliff vested on March 11, 2019, and the performance-based RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives.  During the six months ended June 30, 2019, Qurate Retail also granted approximately 191 thousand performance-based RSUs of Series A Qurate Retail common stock to its CEO.  The Series A RSUs had a GDFV of $17.90 per share at the time they were granted and will cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	28,438	$24.47
Granted	2,560	$12.50
Exercised	(447)	$15.45
Forfeited/Cancelled	(1,672)	$25.93
Outstanding at June 30, 2019	28,879	$23.46	3.4	years	$6
Exercisable at June 30, 2019	17,407	$23.90	2.3	years	$6

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,818	$27.22
Granted	26	$18.03
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2019	1,844	$27.09	3.6	years	$—
Exercisable at June 30, 2019	1,521	$26.50	3.8	years	$—

As of June 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $59 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of June 30, 2019, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 28.9 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

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

Series A and Series B Qurate Retail Common Stock

Excluded from diluted EPS for the three months ended June 30, 2019 and 2018, are 27 million and 28 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the six months ended June 30, 2019 and 2018 are 27 million and 28 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	number of shares in millions
Basic WASO	428	467	431	472
Potentially dilutive shares	—	4	—	4
Diluted WASO	428	471	431	476

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS for the six months ended June 30, 2018 were 2 million potential common shares, because their inclusion would have been antidilutive. No potential common shares were excluded from diluted EPS for the three months ended June 30, 2018.

	Liberty Ventures Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2019 (1)	2018 (1)	2019 (1)	2018
	number of shares in millions
Basic WASO	NA	NA	NA	86
Potentially dilutive shares	NA	NA	NA	1
Diluted WASO	NA	NA	NA	87

(1)	All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2019			December 31, 2018
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$252	252	—	310	310	—
Indemnification asset	$133	—	133	79	—	79
Debt	$1,590	—	1,590	1,334	—	1,334

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

Following the initial six month period, the remaining indemnification to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of June 30, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of June 30, 2019, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheets. Additionally, as of June 30, 2019, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Equity securities	$(3)	30	2	144
Exchangeable senior debentures	(139)	26	(255)	43
Indemnification asset	23	(35)	55	(64)
Other financial instruments	6	(1)	4	(4)
	$(113)	20	(194)	119

(6)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total
	amounts in millions
Balance at January 1, 2019	$5,228	860	917	12	7,017
Foreign currency translation adjustments	—	4	—	—	4
Balance at June 30, 2019	$5,228	864	917	12	7,021

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $94 million and $106 million for the three months ended June 30, 2019 and 2018, respectively, and $194 million and $215 million for the six months ended June 30, 2019 and 2018, respectively. Based on its amortizable intangible assets as of June 30, 2019, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Remainder of 2019	$196
2020	$325
2021	$193
2022	$96
2023	$80

Zulily’s business model is highly challenged and based on current results it may not be able to realize its long-term forecast. The Company continues to monitor Zulily’s current business performance versus the long-term forecast, among other relevant considerations, to determine if any impairments exist. With recent management succession, Zulily initiated a process to evaluate how its current business model and long-term business strategy may respond in this challenging retail environment, and is in the process of updating its long-term forecast, but there are no guarantees that such efforts will result in Zulily recovering the diminished operations.  Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that an impairment adjustment is required, which could be material.  Accordingly, the Company believes the reporting unit is at an elevated risk of impairment.

(7)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2019	June 30, 2019	December 31, 2018
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	286
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	432	338	304
3.75% Exchangeable Senior Debentures due 2030	434	314	307
3.5% Exchangeable Senior Debentures due 2031	307	522	377
0.75% Exchangeable Senior Debentures due 2043	—	1	2
1.75% Exchangeable Senior Debentures due 2046	332	415	344
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	—	—	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC Bank Credit Facilities	1,733	1,733	1,320
Other subsidiary debt	—	—	188
Deferred loan costs	—	(25)	(29)
Total consolidated Qurate Retail debt	$7,404	7,458	7,373
Less current classification		(1,175)	(1,410)
Total long-term debt		$6,283	5,963

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

The interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.9% at June 30, 2019. Availability under the Fourth Amended and Restated Credit Agreement at June 30, 2019 was $1.9 billion, including the remaining portion of the $400 million tranche available to Zulily and outstanding letters of credit.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of June 30, 2019 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030, and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because the Company does not own shares to redeem the debentures. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of June 30, 2019 as they are currently redeemable. For the remaining exchangeables, the Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

3.125% Senior Secured Notes due 2019

In April 2019, QVC repaid the outstanding balance on its 3.125% Senior Secured Notes due 2019.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at June 30, 2019.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Subsidiary Debt

Other subsidiary debt at December 31, 2018 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2019 are as follows (amounts in millions):

Senior debentures	$815
QVC senior secured notes	$3,415

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2019.

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

The Company recognized $287 million of operating lease ROU assets, $51 million of short term operating lease liabilities and $259 million of long term operating lease liabilities on the condensed consolidated balance sheet upon adoption of the new standard.  The operating lease liabilities were determined based on the present value of the remaining rental payments and the operating lease ROU asset was determined based on the value of the lease liabilities, adjusted primarily for deferred rent, net of prepaid rent of $23 million.

The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S. and Germany. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.  The Company also leases data processing equipment, facilities, office space, retail space and land. These leases are classified as operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Our leases have remaining lease terms of less than one year to 15 years, some of which may include the option to extend for up to 14 years, and some of which include options to terminate the leases within less than one year.

The components of lease cost during the three and six months ended June 30, 2019 were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	in millions
Operating lease cost	$18	35
Finance lease cost
Depreciation of leased assets	$5	10
Interest on lease liabilities	2	4
Total finance lease cost	$7	14

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	9.3
Operating leases	8.9
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	4.9%

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Supplemental balance sheet information related to leases was as follows:

June 30,
2019
in millions
Operating leases:
Operating lease ROU assets (1)	$326

Current operating lease liabilities (2)	$53
Operating lease liabilities (3)	302
Total operating lease liabilities	$355

Finance Leases:
Finance lease ROU assets (4)	$277
Finance lease ROU asset accumulated depreciation (4)	(128)
Finance lease ROU assets, net	$149
Current finance lease liabilities (2)	$20
Finance lease liabilities (3)	158
Total finance lease liabilities	$178
(1)	Included within the Other assets, at cost, net of accumulated amortization line item on the condensed consolidated balance sheets.
(2)	Included within the Other current liabilities line item on the condensed consolidated balance sheets.
(3)	Included within the Other liabilities line item on the condensed consolidated balance sheets.
(4)	Included within the Property and equipment, net line item on the condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Six months ended
June 30, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$10
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$72
Finance leases	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Future lease payments under finance leases and operating leases with initial terms of one year or more at June 30, 2019 consisted of the following:

	Finance Leases	Operating Leases
	in millions
Remainder of 2019	$15	36
2020	27	69
2021	25	59
2022	23	50
2023	22	44
Thereafter	117	207
Total lease payments	$229	465
Less: imputed interest	51	110
Total lease liabilities	$178	355

On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained access to a portion of the ECDC Lease during March 2019 and recorded a ROU asset of $68 million and an operating lease liability of $69 million. The Company expects the remaining portion of the lease to commence during the third quarter of 2019. Under the ECDC Lease, QVC is required to pay an initial base rent of approximately $10 million per year, with payments expected to begin in the fourth quarter of 2019, and increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the six months ended June 30, 2019, Qurate Retail has identified the following operating segments as its reportable segments:

●	QxH - QVC U.S. and HSN market and sell a wide variety of consumer products in the United States, primarily by means of their televised shopping programs and via the Internet through their websites and mobile applications.
●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.
●	Zulily – Zulily markets and sells a wide variety of consumer products in the United States and several foreign countries through flash sales events, primarily through its app, mobile and desktop experiences.

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

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$655	231	92	197	1,175
Apparel	344	108	141	37	630
Beauty	317	158	12	—	487
Accessories	247	65	97	—	409
Electronics	173	22	3	—	198
Jewelry	93	50	12	—	155
Other revenue	45	6	6	—	57
Total Revenue	$1,874	640	363	234	3,111

	Six months ended
	June 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$1,334	478	203	343	2,358
Apparel	670	220	281	78	1,249
Beauty	609	301	25	—	935
Accessories	467	127	205	—	799
Electronics	354	47	7	—	408
Jewelry	205	102	25	—	332
Other revenue	92	9	14	—	115
Total Revenue	$3,731	1,284	760	421	6,196

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	June 30, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$651	235	107	203	1,196
Apparel	378	116	163	33	690
Beauty	316	158	12	—	486
Accessories	230	72	110	—	412
Electronics	164	22	4	—	190
Jewelry	113	48	11	—	172
Other revenue	48	5	8	26	87
Total Revenue	$1,900	656	415	262	3,233

	Six months ended
	June 30, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$1,377	495	223	350	2,445
Apparel	703	235	319	72	1,329
Beauty	622	302	24	—	948
Accessories	448	139	224	—	811
Electronics	338	48	8	—	394
Jewelry	245	103	23	—	371
Other revenue	93	10	13	49	165
Total Revenue	$3,826	1,332	834	471	6,463

Qurate Retail defines Adjusted OIBDA, a non-GAAP measure, as revenue less cost of sales, operating expenses, and selling, general and administrative expenses excluding all stock-based compensation and transaction related costs. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain acquisition accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,
	2019	2018
	amounts in millions
QxH	$395	401
QVC International	106	100
Zulily	7	29
Corporate and other	5	12
Consolidated Qurate Retail	$513	542

	Six months ended June 30,
	2019	2018
	amounts in millions
QxH	$747	770
QVC International	207	207
Zulily	24	56
Corporate and other	(5)	1
Consolidated Qurate Retail	$973	1,034

Other Information

	June 30, 2019
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QxH	$12,359	38	140
QVC International	2,155	—	13
Zulily	2,182	—	11
Corporate and other	1,025	124	3
Consolidated Qurate Retail	$17,721	162	167

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Consolidated segment Adjusted OIBDA	$513	542	973	1,034
Stock-based compensation	(18)	(23)	(37)	(46)
Depreciation and amortization	(158)	(159)	(311)	(322)
Transaction related costs	(1)	(2)	(1)	(14)
Operating income (loss)	336	358	624	652
Interest expense	(93)	(96)	(189)	(194)
Share of earnings (loss) of affiliates, net	(23)	(46)	(68)	(60)
Realized and unrealized gains (losses) on financial instruments, net	(113)	20	(194)	119
Other, net	(7)	8	(15)	19
Earnings (loss) before income taxes	$100	244	158	536

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; QRG Initiatives (as defined below); revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for our products and services and our ability to adapt to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below);
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world; and
●	fluctuations in foreign currency exchange rates.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 8 to the accompanying condensed consolidated financial statements).

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018 (a)
	amounts in millions
Revenue
QxH	$1,874	1,900	3,731	3,826
QVC International	640	656	1,284	1,332
Zulily	363	415	760	834
Corporate and other	234	262	421	471
Consolidated Qurate Retail	$3,111	3,233	6,196	6,463

Operating Income (Loss)
QxH	$292	308	539	575
QVC International	73	82	152	171
Zulily	(23)	(27)	(36)	(55)
Corporate and other	(6)	(5)	(31)	(39)
Consolidated Qurate Retail	$336	358	624	652

Adjusted OIBDA
QxH	$395	401	747	770
QVC International	106	100	207	207
Zulily	7	29	24	56
Corporate and other	5	12	(5)	1
Consolidated Qurate Retail	$513	542	973	1,034

(a)	Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the six months ended June 30, 2018.

Revenue.    Consolidated Qurate Retail revenue decreased 3.8% or $122 million and 4.1% or $267 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in the three and six months ended June 30, 2019 was due to decreased revenue at QxH of $26 million and $95 million for the three and six month periods ended June 30, 2019, respectively, decreased revenue at QVC International of $16 million and $48 million for the three and six month periods ended June 30, 2019, respectively, decreased revenue at Zulily of $52 million and $74 million for the three and six months ended June 30, 2019, respectively, and decreased revenue in the Corporate and other segment of $28 million and $50 million for the three and six months ended June 30, 2019, respectively, due to a decrease in Cornerstone revenue primarily due to lower units sold, slightly offset by increased average selling price (“ASP”).  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $18 million and $23 million of stock-based compensation for the three months ended June 30, 2019 and 2018, respectively, and $37 million and $46 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $5 million for the three months ended June 30, 2019 was primarily due to a decrease in stock compensation at the corporate level of $3 million, and a decrease at QVC of $2 million.  The decrease of $9 million for the six months ended June 30, 2019 was primarily due to a decrease at QVC of $4 million, a decrease of $3 million at Liberty Ventures due to the GCI Liberty Split-Off, and a decrease at the corporate level of $2 million.  As of June 30, 2019, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $59 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

Operating income.    Our consolidated operating income decreased 6.1% or $22 million and 4.3% or $28 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in operating income for the three and six months ended June 30, 2019 was primarily due to a decrease in operating income at QxH of $16 million and $36 million for the three and six months ended June 30, 2019, respectively, and a decrease at QVC International of $9 million and $19 million for the three and six months ended June 30, 2019, respectively, partially offset by a decrease in operating losses at Zulily of $4 million and $19 million for the three and six months ended June 30, 2019, respectively.  Operating loss in the Corporate and other segment increased $1 million and decreased $8 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year.  The decrease in operating loss for the six month period is primarily related to a reduction in Liberty Ventures expenses due to the GCI Liberty Split-Off. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation and transaction related costs. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income and Earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA decreased 5.4% or $29 million and 5.9% or $61 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year.  The decrease in Adjusted OIBDA for the three and six months ended June 30, 2019 was primarily due to a decrease at QxH of $6 million and $23 million for the three and six months ended June 30, 2019, respectively, a decrease at Zulily of $22 million and $32 million for the three and six months ended June 30, 2019, respectively, and a decrease of $7 million and $6 million for the three and six months ended June 30, 2019, respectively, in the Corporate and other segment, partially offset by an increase at QVC International of $6 million for the three months ended June 30, 2019. The decrease in the Corporate and other segment for the three months ended June 30, 2019 was due to a decrease in Cornerstone Adjusted OIBDA.  The decrease in the Corporate and other segment for the six months ended June 30, 2019 was due to a decrease in Cornerstone Adjusted OIBDA and legal expenses incurred at the corporate level, partially offset by a reduction in corporate expenses in 2019 due to the GCI Liberty Split-Off. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018 (a)
	amounts in millions

Interest expense	$(93)	(96)	(189)	(194)
Share of earnings (losses) of affiliates	(23)	(46)	(68)	(60)
Realized and unrealized gains (losses) on financial instruments, net	(113)	20	(194)	119
Other, net	(7)	8	(15)	19
Other income (expense)	$(236)	(114)	(466)	(116)

(a)	Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the six months ended June 30, 2018.

Interest expense.    Interest expense decreased $3 million and $5 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily due to the derecognition of a margin loan as part of the GCI Liberty Split-Off and lower average debt balances at QVC, partially offset by a higher interest rate on the QVC Bank Credit Facilities during the three and six months ended June 30, 2019, compared to the same periods in the prior year.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $23 million and increased $8 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year.  The decrease for the three month period is primarily due to a decrease in losses related to the sale of the Company’s investment in FTD Companies, Inc. (“FTD”) during the second quarter of 2019, partially offset by an increase in losses at the Company’s alternative energy solution entities. The increase for the six month period is primarily due to an increase in losses at the Company’s alternative energy solutions entities, partially offset by losses in the prior year related to FTD and no losses in the current year due to the sale of FTD during the second quarter of 2019.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Equity securities	$(3)	30	2	144
Exchangeable senior debentures	(139)	26	(255)	43
Indemnification asset	23	(35)	55	(64)
Other financial instruments	6	(1)	4	(4)
	$(113)	20	(194)	119

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the period on the various financial instruments that are marked to market on a periodic basis. The decrease in unrealized gains for the three months ended June 30, 2019, compared to the corresponding period in the prior year was primarily driven by a decrease in unrealized gains on the exchangeable debentures and a decrease in realized gain on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, partially offset by an increase in unrealized gains on the indemnification asset with GCI Liberty.  The decrease in unrealized gains for the six months ended June 30, 2019, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized gains on exchangeable debt, a decrease due to the contribution of our equity interest in Charter to GCI Liberty in the GCI Liberty Split-Off, and a decrease in realized gain on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, partially offset by an increase in unrealized gain on the indemnification asset with GCI Liberty.

Other, net. Other, net expense decreased $15 million and increased $34 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in the prior year. The activity captured in other, net is primarily attributable to extinguishment of debt in the prior year, interest and dividend income and the impact of the tax sharing arrangement with GCI Liberty.

Income taxes. We had income tax benefit of $30 million and expense of $46 million for the three months ended June 30, 2019 and 2018, respectively, and tax benefit of $38 million and tax expense of $82 million for the six months ended June 30, 2019 and 2018, respectively. Income tax benefit during the three months ended June 30, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments and tax benefits from losses generated in 2019 and eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended June 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter, partially offset by an increase in the valuation allowance against certain deferred tax assets. Income tax benefit during the six months ended June 30, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments and tax benefits from losses generated in 2019 and eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%. Income tax expense was lower than the U.S. statutory tax rate of 21% during the six months ended June 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter, partially offset by an increase in the valuation allowance against certain deferred tax assets.

Net earnings. We had net earnings of $130 million and $198 million for the three months ended June 30, 2019 and 2018, respectively, and net earnings of $196 million and $595 million for the six months ended June 30, 2019 and 2018, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, monetization of our public investment portfolio, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Fourth Amended and Restated Credit Facility”)), as discussed in note 7 of the accompanying condensed consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of the document governing such indebtedness which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018) of less than 3.5 to 1.0 must be maintained.

During the three months ended June 30, 2019 there have been no changes to our corporate or subsidiary debt credit ratings.

As of June 30, 2019, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents
amounts in millions
QVC	$450
Zulily	11
Corporate and other	58
Total Qurate Retail	$519

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1.9 billion under the Fourth Amended and Restated Credit Facility at June 30, 2019, including the remaining portion of the $400 million tranche that Zulily may utilize. As of June 30, 2019, the Company had approximately $215 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 64% of QVC’s foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2019	2018
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$593	711
Net cash provided (used) by investing activities	$(367)	(206)
Net cash provided (used) by financing activities	$(360)	(756)

During the six months ended June 30, 2019, Qurate Retail's primary uses of cash were the repurchases of Series A Qurate Retail common stock of $296 million, capital expenditures of $167 million and payments for television distribution rights at QVC of $124 million which are included in the Other investing activities, net line item in the accompanying condensed consolidated statement of cash flows.

The projected uses of Qurate Retail cash for the remainder of 2019 are the continued capital improvement spending of approximately $250 million, the repayment of certain debt obligations (including approximately $185 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2, HSN and HSN2. During the six months ended June 30, 2019, QVC transitioned its Beauty iQ channel to QVC 3. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $28 million and $23 million, respectively.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Net revenue	$2,514	2,556	5,015	5,158
Cost of sales	(1,578)	(1,589)	(3,188)	(3,245)
Operating	(179)	(209)	(356)	(422)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(256)	(257)	(517)	(514)
Adjusted OIBDA	501	501	954	977
Stock-based compensation	(11)	(12)	(20)	(24)
Depreciation and amortization	(124)	(98)	(242)	(198)
Transaction related costs	(1)	(1)	(1)	(9)
Operating income	$365	390	691	746

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
QxH	$1,874	1,900	3,731	3,826
QVC International	640	656	1,284	1,332
Consolidated QVC	$2,514	2,556	5,015	5,158

QVC's consolidated net revenue decreased 1.6% and 2.8% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three month period was primarily due to a 0.6% decrease in units shipped and $26 million in unfavorable foreign exchange rates across all markets, which was partially offset by a slight increase in ASP.  The decrease in net revenue for the six month period is primarily due to a 1.9% decrease in units shipped and $61 million in unfavorable foreign exchange rates across all markets, which was partially offset by a $23 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH and a slight increase in ASP driven by the international market.

During the six months ended June 30, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2019			June 30, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(1.3)%	—%	(1.3)%	(2.5)%	—%	(2.5)%
QVC International	(2.4)%	(3.7)%	1.3%	(3.6)%	(4.6)%	1.0%

The decrease in QxH net revenue for the three months ended June 30, 2019 was primarily due to a 2.6% decrease in ASP, partially offset by a 1.2% increase in units shipped.  QxH experienced shipped sales declines in jewelry and apparel, partially offset by growth in accessories and electronics, while home and beauty remained flat. The decrease in QxH net revenue for the six months ended June 30, 2019 was due to a 1.7% decrease in units shipped and a 1.3% decline in ASP, which was partially offset by a $23 million decrease in estimated product returns, primarily driven by the decrease in sales volume. For the six months ended June 30, 2019, QxH experienced shipped sales decline in all categories except accessories and electronics.

QVC International net revenue growth in constant currency for the three months ended June 30, 2019 was primarily due to a 6.7% increase in ASP, driven by ASP increases in all markets, as well as a $2 million decrease in estimated product returns which was partially offset by a 4.5% decrease in units shipped driven by Germany and the U.K. The decrease in estimated product returns was primarily due to a lower return rate offset by increased sales volume. QVC International net revenue growth in constant currency for the six months ended June 30, 2019 was primarily due to a 3.8% increase in ASP in all markets, which was partially offset by a 2.3% decrease in units shipped driven by Germany and the U.K. For both the three and six months ended June 30, 2019, QVC International experienced shipped sales growth in constant currency in all categories except accessories.

QVC's future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's broadcast programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; (iv) QVC’s ability to source new and compelling products; and (v) general economic conditions.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U.  In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the E.U.

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

QVC's cost of sales as a percentage of net revenue was 62.8% and 63.6% for the three and six months ended June 30, 2019, respectively, compared to 62.2% and 62.9% for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, cost of sales as a percentage of revenue increased primarily due to an increase in product fulfillment costs at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $30 million or 14.4% and $66 million or 15.6% for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. For the three months ended June 30, 2019, operating expenses decreased primarily due to a $25 million decrease in commissions at QxH, a $4 million decrease in personnel costs at QxH and a $2 million decrease due to favorable exchange rates. For the six months ended June 30, 2019, operating expenses decreased primarily due to a $53 million decrease in commissions at QxH, an $8 million decrease in personnel costs at QxH and a $5 million decrease due to favorable exchange rates. The decrease in commissions for both comparable periods is primarily due to new longer term television distribution rights agreements entered into at HSN, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $1 million and increased $3 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.1% to 10.2% and from 10.0% to 10.3% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2019, the decrease was primarily due to a $7 million decrease in personnel costs primarily at QxH, France and the U.K., offset by increases in Japan, and a $4 million decrease due to favorable exchange rates.  The decreases were partially offset by a $6 million increase in bad debt expense, and a $5 million increase in outside services primarily at QxH. For the six months ended June 30, 2019, the increase was primarily due to a $5 million increase in online marketing expenses primarily at QxH, a $10 million increase in bad debt expense, and a $9 million increase in outside services primarily at QxH. These increases were partially offset by a $13 million decrease in personnel costs primarily in QxH, France and the U.K., offset by increases in Japan and Germany, and a $9 million decrease due to favorable exchange rates. The increase in bad debt expense for both comparable periods is primarily due to increased Easy Pay usage and the number of installments taken at QxH, and to a lesser extent, Germany.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2019, respectively, and recorded $12 million and $24 million of stock-based compensation expense for the three and six months ended June 30, 2018, respectively. The decrease in stock compensation expense is primarily due to forfeitures of non-vested options from terminated individuals.

Depreciation and amortization consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Affiliate agreements	$1	1	2	2
Customer relationships	12	12	24	24
Other technology	4	4	8	8
Acquisition related amortization	17	17	34	34
Property and equipment	54	43	100	87
Software amortization	22	22	44	46
Channel placement amortization and related expenses	31	16	64	31
Total depreciation and amortization	$124	98	242	198

For the three and six months ended June 30, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN, and property and equipment depreciation increased due to the disposition of assets in France.

Transaction related costs were $1 million for both the three and six months ended June 30, 2019, and $1 million and $9 million for the three and six months ended June 30, 2018, respectively. The costs in the prior year related to the Company’s acquisition of HSN on December 29, 2017 and related follow on restructuring activities.

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

See note 6 to the accompanying condensed consolidated financial statements for a discussion regarding an elevated risk of impairment of goodwill and intangibles at the Zulily reporting unit due to a recent decline in stand-alone operating results.  Zulily's stand-alone operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Net revenue	$363	415	760	834
Costs of sales	(270)	(300)	(565)	(609)
Operating	(10)	(11)	(21)	(23)
SG&A expenses (excluding stock-based compensation)	(76)	(75)	(150)	(146)
Adjusted OIBDA	7	29	24	56
Stock-based compensation	(4)	(4)	(8)	(8)
Depreciation and amortization	(26)	(52)	(52)	(103)
Operating income (loss)	$(23)	(27)	(36)	(55)

Zulily's consolidated net revenue decreased 12.5% and 8.9% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three and six months ended June 30, 2019 was primarily attributed to a 7.4% and 4.9% decrease, respectively, in total units shipped driven by a decrease in new customers and lower purchasing frequency from existing customers compared to the corresponding periods in the prior year, and a 4.9% and 3.8% decrease, respectively, in ASP due to a change in customer behavior towards lower price points.

Zulily's cost of sales as a percentage of net revenue was 74.4% and 72.3% for the three months ended June 30, 2019 and 2018, respectively, and 74.3% and 73.0% for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019, the increase was primarily due to an increase in freight costs and lower ASP.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and six months ended June 30, 2019, operating expenses were relatively flat compared to the corresponding period in the prior year.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended June 30, 2019, as a percentage of net revenue, these expenses increased from 18.1% to 20.9%, and for the six months ended June 30, 2019, as a percentage of net revenue, these expenses increased from 17.5% to 19.7%.  The increase is primarily attributable to deleverage on the decline in sales and an increase in wages and benefits.

Zulily’s total depreciation and amortization of intangible assets expense decreased for the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year. The decrease is primarily attributed to fully amortized assets recognized in purchase accounting.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QxH and QVC International	$1,315	3.9%	$3,625	4.9%
Zulily	$168	3.9%	$—	—%
Corporate and other	$—	—%	$2,296	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the six months ended June 30, 2019 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2018 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2018 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weaknesses. The remediation efforts being implemented include the following:

●	Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including removing all inappropriate IT system access associated with the information technology general controls ("ITGCs") material weakness;
●	Improvement of change management and computer operation control activities that contributed to the ITGC material weakness;
●	Implementation of user activity monitoring for control activities contributing to the ITGC material weakness;
●	Delivery of training to control owners addressing control operating protocols including ITGCs and policies; and
●	Enhancement of the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the U.K.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In August 2015, the board authorized the repurchase of an additional $1 billion of Series A or Series B QVC Group common stock. On October 26, 2016, the board authorized the repurchase of an additional $300 million of either the QVC Group common stock or Liberty Ventures common stock. On September 19, 2017, the board authorized the repurchase of an additional $1 billion of Series A QVC Group common stock. In March 2018, the board authorized the repurchase of an additional $693 million of Series A QVC Group common stock. In May 2019, the board authorized the repurchase of an additional $500 million of Series A or Series B Qurate Retail common stock. Previous authorizations with respect to QVC Group common stock remain effective and now apply to Qurate Retail common stock.

A summary of the repurchase activity for the three months ended June 30, 2019 is as follows:

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2019	—	$—	—	$179	million
May 1 - 31, 2019	1,675,823	$13.34	1,675,823	$657	million
June 1 - 30, 2019	5,002,058	$12.81	5,002,058	$593	million
Total	6,677,881	$12.94	6,677,881

During the three months ended June 30, 2019, 1,809 shares of Series A Qurate Retail common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: August 8, 2019	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: August 8, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President, Controller and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)