Form 10-Q
period 2019-09-30
Qurate Retail, Inc.
filed 2019-11-12
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2019 was:

Series A common stock	386,528,718
Series B common stock	29,303,431

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$605	653
Trade and other receivables, net of allowance for doubtful accounts of $117 million and $117 million, respectively	1,260	1,835
Inventory, net	1,674	1,474
Other current assets	290	224
Total current assets	3,829	4,186
Investments in equity securities	101	96
Property and equipment, net	1,321	1,322
Intangible assets not subject to amortization (note 6):
Goodwill	6,559	7,017
Trademarks	3,315	3,895
	9,874	10,912
Intangible assets subject to amortization, net (note 6)	1,009	1,058
Other assets, at cost, net of accumulated amortization	845	267
Total assets	$16,979	17,841

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2019	2018
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,013	1,204
Accrued liabilities	927	1,182
Current portion of debt, including $1,202 million and $990 million measured at fair value (note 7)	1,202	1,410
Other current liabilities	209	155
Total current liabilities	3,351	3,951
Long-term debt, including $425 million and $344 million measured at fair value (note 7)	6,338	5,963
Deferred income tax liabilities	1,757	1,925
Other liabilities	764	258
Total liabilities	12,210	12,097
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 386,487,999 shares at September 30, 2019 and 409,901,058 shares at December 31, 2018	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,328,431 shares at September 30, 2019 and 29,248,343 shares at December 31, 2018	—	—
Series C Qurate Retail common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(95)	(55)
Retained earnings	4,734	5,675
Total stockholders' equity	4,643	5,624
Noncontrolling interests in equity of subsidiaries	126	120
Total equity	4,769	5,744
Commitments and contingencies (note 9)
Total liabilities and equity	$16,979	17,841

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Total revenue, net	$3,089	3,231	9,285	9,694
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,026	2,109	6,045	6,252
Operating expense	200	241	593	707
Selling, general and administrative, including stock-based compensation and transaction related costs (note 3)	424	477	1,273	1,357
Depreciation and amortization	146	167	457	489
Impairment of intangible assets (note 6)	1,020	—	1,020	—
	3,816	2,994	9,388	8,805
Operating income (loss)	(727)	237	(103)	889
Other income (expense):
Interest expense	(93)	(94)	(282)	(288)
Share of earnings (losses) of affiliates, net	(36)	(29)	(104)	(89)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(45)	(27)	(239)	92
Other, net	(4)	(2)	(19)	17
	(178)	(152)	(644)	(268)
Earnings (loss) from continuing operations before income taxes	(905)	85	(747)	621
Income tax (expense) benefit	150	(3)	188	(85)
Earnings (loss) from continuing operations	(755)	82	(559)	536
Earnings (loss) from discontinued operations, net of taxes	—	—	—	141
Net earnings (loss)	(755)	82	(559)	677
Less net earnings (loss) attributable to the noncontrolling interests	15	10	38	34
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(770)	72	(597)	643

Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock (note 1)	$(770)	72	(597)	401
Liberty Ventures common stock (note 1)	—	—	—	242
	$(770)	72	(597)	643

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2019		2018	2019	2018
Basic net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$(1.85)	0.16	(1.40)	0.86
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	1.17
Diluted net earnings (losses) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$(1.85)	0.16	(1.40)	0.85
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	1.16

Basic net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$(1.85)	0.16	(1.40)	0.86
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	2.81
Diluted net earnings (losses) attributable to Qurate Retail, Inc. shareholders per common share (note 4):
Series A and Series B Qurate Retail common stock		$(1.85)	0.16	(1.40)	0.85
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	2.78

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Net earnings (loss)	$(755)	82	(559)	677
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(37)	(21)	(29)	(46)
Recognition of previously unrealized losses (gains) on debt, net	—	—	—	16
Share of other comprehensive earnings (losses) of equity affiliates	—	—	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	5	4	(9)	(28)
Other comprehensive earnings (loss)	(32)	(17)	(38)	(59)
Comprehensive earnings (loss)	(787)	65	(597)	618
Less comprehensive earnings (loss) attributable to the noncontrolling interests	14	7	40	34
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(801)	58	(637)	584

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(559)	677
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(141)
Depreciation and amortization	457	489
Impairment of intangible assets (note 6)	1,020	—
Stock-based compensation	54	67
Share of (earnings) losses of affiliates, net	104	89
Realized and unrealized (gains) losses on financial instruments, net	239	(92)
Deferred income tax expense (benefit)	(165)	(84)
Other, net	11	29
Changes in operating assets and liabilities
Current and other assets	419	163
Payables and other liabilities	(670)	(201)
Net cash provided (used) by operating activities	910	996
Cash flows from investing activities:
Cash proceeds from dispositions of investments	—	281
Investments in and loans to cost and equity investees	(109)	(73)
Capital expenditures	(249)	(172)
Payments for television distribution rights	(128)	(120)
Net cash provided (used) by investing activities	(486)	(84)
Cash flows from financing activities:
Borrowings of debt	2,215	3,142
Repayments of debt	(2,179)	(3,415)
GCI Liberty Split-Off	—	(475)
Repurchases of Qurate Retail common stock	(392)	(623)
Indemnification payment from GCI Liberty, Inc.	—	133
Other financing activities, net	(112)	(45)
Net cash provided (used) by financing activities	(468)	(1,283)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(3)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(47)	(373)
Cash, cash equivalents and restricted cash at beginning of period	660	912
Cash, cash equivalents and restricted cash at end of period	$613	539

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2019	2018
	in millions
Cash and cash equivalents	$605	653
Restricted cash included in other current assets	8	7
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$613	660

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
		Common stock			Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	(597)	38	(559)
Other comprehensive income (loss)	—	—	—	—	(40)	—	2	(38)
Stock compensation	—	—	—	54	—	—	—	54
Series A Qurate Retail stock repurchases	—	—	—	(392)	—	—	—	(392)
Distribution to noncontrolling interest	—	—	—	—	—	—	(34)	(34)
Other	—	—	—	(6)	—	—	—	(6)
Reclassification	—	—	—	344	—	(344)	—	—
Balance at September 30, 2019	$—	4	—	—	(95)	4,734	126	4,769

	Stockholders' Equity
		Common stock			Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at June 30, 2019	$—	4	—	—	(64)	5,583	118	5,641
Net earnings (loss)	—	—	—	—	—	(770)	15	(755)
Other comprehensive income (loss)	—	—	—	—	(31)	—	(1)	(32)
Stock compensation	—	—	—	17	—	—	—	17
Series A Qurate Retail stock repurchases	—	—	—	(96)	—	—	—	(96)
Distribution to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Reclassification	—	—	—	79	—	(79)	—	—
Balance at September 30, 2019	$—	4	—	—	(95)	4,734	126	4,769

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	643	34	677
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	—	—	(59)
Stock compensation	—	—	—	—	—	67	—	—	—	67
Series A Qurate Retail stock repurchases	—	—	—	—	—	(623)	—	—	—	(623)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(23)	(23)
Cumulative effect of accounting change	—	—	—	—	—	—	76	(70)	—	6
GCI Liberty Split-Off	—	—	—	—	—	(4,360)	—	—	11	(4,349)
Other	—	—	—	(1)	—	(21)	—	—	—	(22)
Reclassification	—	—	—	—	—	3,894	—	(3,894)	—	—
Balance at September 30, 2018	$—	5	—	—	—	—	(116)	5,747	121	5,757

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Liberty		Additional	other		Noncontrolling
	Preferred	Retail		Ventures		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at June 30, 2018	$—	5	—	—	—	—	(102)	5,784	114	5,801
Net earnings (loss)	—	—	—	—	—	—	—	72	10	82
Other comprehensive income (loss)	—	—	—	—	—	—	(14)	—	(3)	(17)
Stock compensation	—	—	—	—	—	21	—	—	—	21
Series A Qurate Retail stock repurchases	—	—	—	—	—	(130)	—	—	—	(130)
Reclassification	—	—	—	—	—	109	—	(109)	—	—
Balance at September 30, 2018	$—	5	—	—	—	—	(116)	5,747	121	5,757

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. In the current year, the Company corrected a prior year immaterial error of $281 million which resulted in a reclassification within the working capital categories in the operating activities section of the condensed consolidated statement of cash flows which did not change net working capital. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2018.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania (see note 8 of the accompanying condensed consolidated financial statements).  Qurate Retail recorded transaction related costs of $43 million during the third quarter of 2018, which primarily related to severance as a result of the QRG Initiatives. Also, as a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2019.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($344 million) at September 30, 2019 to retained earnings.

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with the GCI Liberty Split-Off, Qurate Retail and GCI Liberty (for accounting purposes, a related party of the Company) entered into a tax sharing agreement.  Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the Holdco Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the Holdco Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the Holdco Split-Off as a result of the Holdco Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation).

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million was reimbursable to LMC for both the three months ended September 30, 2019 and 2018, respectively, and $5 million and $6 million was reimbursable to LMC for the nine months ended September 30, 2019 and 2018, respectively.  Qurate Retail had a tax sharing payable to GCI Liberty in the amount of approximately $85 million and $103 million as of September 30, 2019 and December 31, 2018, respectively, included in Other liabilities in the condensed consolidated balances sheets.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $3 million for the nine months ended September 30, 2018, related to Evite. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2 million for the nine months ended September 30, 2018, related to Evite.  Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are earnings of less than a million dollars for the nine months ended September 30, 2018, related to LendingTree.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $17 million and $21 million of stock-based compensation during the three months ended September 30, 2019 and 2018, respectively, and $54 million and $67 million of stock-based compensation during the nine months ended September 30, 2019 and 2018, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of options granted by the Company during the nine months ended September 30, 2019:

	Nine months ended
	September 30, 2019
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC employees (1)	2,503	$4.07
Series A Qurate Retail common stock, Zulily employees (1)	328	$4.08
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (2)	26	$5.84
(1)	Grants vest semi-annually over four years.
(2)	Grant cliff vested immediately upon grant.

In addition to the stock option grant to the Qurate Retail Chairman of the Board and in connection with our Chairman’s employment agreement, during the nine months ended September 30, 2019, Qurate Retail granted 213 thousand RSUs of Series B Qurate Retail common stock of which 194 thousand were performance-based. The Series B RSUs had a GDFV of $17.90 per share at the time they were granted.  The time-based RSUs cliff vested on March 11, 2019, and the performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.  During the nine months ended September 30, 2019, Qurate Retail also granted approximately 191 thousand performance-based RSUs of Series A Qurate Retail common stock to its CEO.  The Series A RSUs had a GDFV of $17.90 per share at the time they were granted and will cliff vest one year from the month of grant, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	28,438	$24.47
Granted	2,831	$12.51
Exercised	(449)	$15.43
Forfeited/Cancelled	(3,077)	$25.63
Outstanding at September 30, 2019	27,743	$23.27	3.1	years	$5
Exercisable at September 30, 2019	18,177	$23.58	2.2	years	$5

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Qurate Retail
			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,818	$27.22
Granted	26	$18.03
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2019	1,844	$27.09	3.3	years	$—
Exercisable at September 30, 2019	1,521	$26.50	3.5	years	$—

As of September 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $46 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of September 30, 2019, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 27.7 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

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

Series A and Series B Qurate Retail Common Stock

Excluded from diluted EPS for the three months ended September 30, 2019 and 2018 are 29 million and 28 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the nine months ended September 30, 2019 and 2018 are 29 million and 28 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	number of shares in millions
Basic WASO	417	459	426	467
Potentially dilutive shares	1	2	1	4
Diluted WASO	418	461	427	471

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A and Series B Liberty Ventures Common Stock

Excluded from diluted EPS for the nine months ended September 30, 2018 were 2 million potential common shares, because their inclusion would have been antidilutive. No potential common shares were excluded from diluted EPS for the three months ended September 30, 2018.

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2019			December 31, 2018
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$319	319	—	310	310	—
Indemnification asset	$137	—	137	79	—	79
Debt	$1,627	—	1,627	1,334	—	1,334

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

Following the initial six month period, the remaining indemnification to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of September 30, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of September 30, 2019, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheets. Additionally, as of September 30, 2019, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Equity securities	$1	10	3	154
Exchangeable senior debentures	(49)	(52)	(304)	(9)
Indemnification asset	3	15	58	(49)
Other financial instruments	—	—	4	(4)
	$(45)	(27)	(239)	92

(6)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total
	amounts in millions
Balance at January 1, 2019	$5,228	860	917	12	7,017
Impairment (1)	—	—	(440)	—	(440)
Foreign currency translation adjustments	—	(18)	—	—	(18)
Balance at September 30, 2019	$5,228	842	477	12	6,559

(1)	See discussion of impairment below.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $95 million and $117 million for the three months ended September 30, 2019 and 2018, respectively, and $289 million and $332 million for the nine months ended September 30, 2019 and 2018, respectively. Based on its amortizable intangible assets as of September 30, 2019, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2019	$102
2020	$341
2021	$209
2022	$106
2023	$77

Impairments

As a result of Zulily’s recent deteriorating financial performance, Zulily initiated a process to evaluate its current business model and long-term business strategy in light of the challenging retail environment.  Upon completing the evaluation of Zulily’s model and long-term strategy, it was determined that an indication of impairment existed for the Zulily reporting unit related to its tradename and goodwill.  With the assistance of a third party specialist, the fair value of the tradename was determined using the relief from royalty method (Level 3), and an impairment in the amount of $580 million was recorded as of September 30, 2019, in the Impairment of intangible assets line item in the condensed consolidated statements of operations. With the assistance of a third party specialist, the fair value of the Zulily reporting unit was determined using a discounted cash flow method (Level 3), and an impairment in the amount of $440 million was recorded as of September 30, 2019, in the Impairment of intangible assets line item in the condensed consolidated statements of operations.  As of September 30, 2019, the Zulily reporting unit has accumulated goodwill impairment losses of $440 million.

Based on the quantitative assessment performed during the third quarter and the resulting impairment losses recorded, the estimated fair values of the tradename and the Zulily reporting unit do not significantly exceed their carrying values as of September 30, 2019.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2019	September 30, 2019	December 31, 2018
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	286
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	432	342	304
3.75% Exchangeable Senior Debentures due 2030	433	322	307
3.5% Exchangeable Senior Debentures due 2031	302	536	377
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	332	425	344
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	—	—	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC Bank Credit Facilities	1,777	1,777	1,320
Other subsidiary debt	—	—	188
Deferred loan costs	—	(24)	(29)
Total consolidated Qurate Retail debt	$7,442	7,540	7,373
Less current classification		(1,202)	(1,410)
Total long-term debt		$6,338	5,963

QVC Bank Credit Facilities

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as co-borrower (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility, with a $450 million sub-limit for standby letters of credit and up to $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily, with a $50 million sub-limit for standby letters of credit.  The remaining $3.25 billion and any incremental loans may be borrowed only by QVC.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on the Borrowers combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

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

The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and Zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC’s consolidated leverage ratio, and the Borrowers’ Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.4% at September 30, 2019. Availability under the Fourth Amended and Restated Credit Agreement at September 30, 2019 was $1.9 billion, including the remaining portion of the $400 million tranche available to Zulily and outstanding letters of credit.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  As of September 30, 2019 the balance of the 4% Exchangeable Senior Debentures due 2029, the 3.75% Exchangeable Senior Debentures due 2030, and the 3.5% Exchangeable Senior Debentures due 2031 have been classified as current because the Company does not own shares to redeem the debentures. The 0.75% Exchangeable Senior Debentures due 2043 are classified as current as of September 30, 2019 as they are currently redeemable. For the remaining exchangeables, the Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

3.125% Senior Secured Notes due 2019

In April 2019, QVC repaid the outstanding balance on its 3.125% Senior Secured Notes due 2019.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at September 30, 2019.

Other Subsidiary Debt

Other subsidiary debt at December 31, 2018 is comprised primarily of capitalized satellite transponder lease obligations.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2019 are as follows (amounts in millions):

Senior debentures	$838
QVC senior secured notes	$3,505

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2019.

(8) Leases

In February 2016 and subsequently, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases.  In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption.  Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

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

Our leases have remaining lease terms of less than one year to 15 years some of which may include the option to extend for up to 14 years, and some of which include options to terminate the leases within less than one year.

The components of lease cost during the three and nine months ended September 30, 2019 were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	in millions
Operating lease cost	$19	54
Finance lease cost
Depreciation of leased assets	$6	16
Interest on lease liabilities	2	6
Total finance lease cost	$8	22

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Finance leases	9.6
Operating leases	9.5
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	5.0%

Supplemental balance sheet information related to leases was as follows:

September 30,
2019
in millions
Operating leases:
Operating lease ROU assets (1)	$403

Current operating lease liabilities (2)	$71
Operating lease liabilities (3)	354
Total operating lease liabilities	$425

Finance Leases:
Finance lease ROU assets (4)	$271
Finance lease ROU asset accumulated depreciation (4)	(130)
Finance lease ROU assets, net	$141
Current finance lease liabilities (2)	$18
Finance lease liabilities (3)	151
Total finance lease liabilities	$169
(1)	Included within the Other assets, at cost, net of accumulated amortization line item on the condensed consolidated balance sheets.
(2)	Included within the Other current liabilities line item on the condensed consolidated balance sheets.
(3)	Included within the Other liabilities line item on the condensed consolidated balance sheets.
(4)	Included within the Property and equipment, net line item on the condensed consolidated balance sheets.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 30, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48
Operating cash flows from finance leases	$6
Financing cash flows from finance leases	$17
ROU assets obtained in exchange for lease obligations
Operating leases	$166
Finance leases	$—

Future lease payments under finance leases and operating leases with initial terms of one year or more at September 30, 2019 consisted of the following:

	Finance Leases	Operating Leases
	in millions
Remainder of 2019	$7	37
2020	25	79
2021	24	68
2022	23	57
2023	22	57
Thereafter	116	275
Total lease payments	$217	573
Less: imputed interest	48	148
Total lease liabilities	$169	425

On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019.  In total, QVC recorded a ROU asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of approximately $10 million per year, with payments that began in the third quarter of 2019, and increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

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

For the nine months ended September 30, 2019, Qurate Retail has identified the following operating segments as its reportable segments:

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

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$668	236	95	187	1,186
Apparel	334	107	141	39	621
Beauty	303	161	12	—	476
Accessories	199	63	90	—	352
Electronics	207	21	3	—	231
Jewelry	97	59	12	—	168
Other revenue	46	3	6	—	55
Total Revenue	$1,854	650	359	226	3,089

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$2,002	714	298	530	3,544
Apparel	1,004	327	422	117	1,870
Beauty	912	462	37	—	1,411
Accessories	666	190	295	—	1,151
Electronics	561	68	10	—	639
Jewelry	302	161	37	—	500
Other revenue	138	12	20	—	170
Total Revenue	$5,585	1,934	1,119	647	9,285

	Three months ended
	September 30, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$713	235	118	170	1,236
Apparel	331	113	175	37	656
Beauty	294	148	11	—	453
Accessories	219	64	105	—	388
Electronics	207	26	3	—	236
Jewelry	117	51	12	—	180
Other revenue	48	3	8	23	82
Total Revenue	$1,929	640	432	230	3,231

	Nine months ended
	September 30, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$2,090	730	341	520	3,681
Apparel	1,034	348	494	109	1,985
Beauty	916	450	35	—	1,401
Accessories	668	203	329	—	1,200
Electronics	543	74	11	—	628
Jewelry	362	154	35	—	551
Other revenue	142	13	21	72	248
Total Revenue	$5,755	1,972	1,266	701	9,694

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses excluding all stock-based compensation and transaction related costs. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain acquisition accounting

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in millions
QxH	$346	371	1,093	1,141
QVC International	106	93	313	300
Zulily	8	18	32	74
Corporate and other	(4)	(14)	(9)	(13)
Consolidated Qurate Retail	$456	468	1,429	1,502

Other Information

	September 30, 2019
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QxH	$12,587	38	202
QVC International	2,160	—	23
Zulily	1,157	—	18
Corporate and other	1,075	117	6
Consolidated Qurate Retail	$16,979	155	249

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Adjusted OIBDA	$456	468	1,429	1,502
Stock-based compensation	(17)	(21)	(54)	(67)
Depreciation and amortization	(146)	(167)	(457)	(489)
Impairment of intangible assets	(1,020)	—	(1,020)	—
Transaction related costs	—	(43)	(1)	(57)
Operating income (loss)	(727)	237	(103)	889
Interest expense	(93)	(94)	(282)	(288)
Share of earnings (loss) of affiliates, net	(36)	(29)	(104)	(89)
Realized and unrealized gains (losses) on financial instruments, net	(45)	(27)	(239)	92
Other, net	(4)	(2)	(19)	17
Earnings (loss) before income taxes	$(905)	85	(747)	621

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are our operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control.  Following this transaction, Cornerstone (a former subsidiary of HSN) remains a subsidiary of Qurate Retail. HSN is included in the QxH reportable segment, and Cornerstone is included in the “Corporate and other” reportable segment.  Zulily, LLC (“Zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day, is a reportable segment.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania (see note 8 of the accompanying condensed consolidated financial statements). Qurate Retail recorded transaction related costs of $43 million during the third quarter of 2018, which primarily related to severance as a result of the QRG Initiatives.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018 (a)
	amounts in millions
Revenue
QxH	$1,854	1,929	5,585	5,755
QVC International	650	640	1,934	1,972
Zulily	359	432	1,119	1,266
Corporate and other	226	230	647	701
Consolidated Qurate Retail	$3,089	3,231	9,285	9,694

Operating Income (Loss)
QxH	$243	228	782	803
QVC International	87	77	239	248
Zulily	(1,042)	(38)	(1,078)	(93)
Corporate and other	(15)	(30)	(46)	(69)
Consolidated Qurate Retail	$(727)	237	(103)	889

Adjusted OIBDA
QxH	$346	371	1,093	1,141
QVC International	106	93	313	300
Zulily	8	18	32	74
Corporate and other	(4)	(14)	(9)	(13)
Consolidated Qurate Retail	$456	468	1,429	1,502

(a)	Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the nine months ended September 30, 2018.

Revenue.    Consolidated Qurate Retail revenue decreased 4.4% or $142 million and 4.2% or $409 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three months ended September 30, 2019 was due to decreased revenue at QxH of $75 million, decreased revenue at Zulily of $73 million and decreased revenue in the Corporate and other segment of $4 million, partially offset by increased revenue at QVC International of $10 million. The decrease in the nine months ended September 30, 2019 was due to decreased revenue at QxH of $170 million, decreased revenue at QVC International of $38 million, decreased revenue at Zulily of $147 million, and decreased revenue in the Corporate and other segment of $54 million.  The decreases in revenue in the Corporate and other segment were due to decreases in Cornerstone revenue primarily due to the shutdown of the Improvements catalog business in December 2018.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $17 million and $21 million of stock-based compensation for the three months ended September 30, 2019 and 2018, respectively, and $54 million and $67 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $4 million for the three months ended September 30, 2019 was primarily due to slight decreases in stock compensation at all levels.  The decrease of $13 million for the nine months ended September 30, 2019 was primarily due to a decrease at QVC of $4 million, a decrease of $3 million due to the GCI Liberty Split-Off, and a decrease at the corporate level of $4 million.  As of September 30, 2019, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $46 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

Operating income.    Our consolidated operating results decreased $964 million and $992 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in operating results for the three months ended September 30, 2019 was primarily due to increased operating losses at Zulily due to a $1,020 million impairment of intangible assets, slightly offset by increased operating income at QxH and QVC International. The decrease in operating results for the nine months ended September 30, 2019 was primarily due to an increase in operating losses at Zulily due to a $1,020 million impairment of intangible assets in the third quarter of 2019, and to a lesser extent, decreased operating income at QxH and QVC International.  Operating loss in the Corporate and other segment improved $15 million and $23 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily related to decreased operating losses at Cornerstone. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairments. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.  The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Operating income (loss)	$(727)	237	(103)	889
Depreciation and amortization	146	167	457	489
Stock-based compensation	17	21	54	67
Impairment of intangible assets	1,020	—	1,020	—
Transaction related costs	—	43	1	57
Adjusted OIBDA	$456	468	1,429	1,502

Consolidated Adjusted OIBDA decreased 2.6% or $12 million and 4.9% or $73 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year.  The decrease in Adjusted OIBDA for the three months ended September 30, 2019 was primarily due to a decrease at QxH of $25 million and a decrease at Zulily of $10 million, partially offset by an increase at QVC International of $13 million and an increase in the Corporate and other segment of $10 million.  The decrease in Adjusted OIBDA for the nine months ended September 30, 2019 was primarily due to a decrease at QxH of $48 million and a decrease at Zulily of $42 million, partially offset by an increase at QVC International of $13 million and an increase in the Corporate and other segment of $4 million. The increase in the Corporate and other segment for both the three and nine months ended September 30, 2019 was primarily due to an increase in Cornerstone Adjusted OIBDA. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018 (a)
	amounts in millions

Interest expense	$(93)	(94)	(282)	(288)
Share of earnings (losses) of affiliates	(36)	(29)	(104)	(89)
Realized and unrealized gains (losses) on financial instruments, net	(45)	(27)	(239)	92
Other, net	(4)	(2)	(19)	17
Other income (expense)	$(178)	(152)	(644)	(268)

(a)	Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the nine months ended September 30, 2018.

Interest expense.    Interest expense decreased $1 million and $6 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily due to the partial redemption of the 1.75% Exchangeable Senior Debentures due 2046 in the prior year and the partial redemption of the 3.5% Exchangeable Senior Debentures due 2031 in both periods.

Share of earnings (losses) of affiliates.   Share of losses of affiliates increased $7 million and $15 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year.  The increases for both periods are due to increased losses at the Company’s alternative energy solution entities due to continued investment in such ventures.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.  Additionally, the change in losses is impacted by the fact that the prior year included losses related to FTD Companies, Inc.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Equity securities	$1	10	3	154
Exchangeable senior debentures	(49)	(52)	(304)	(9)
Indemnification asset	3	15	58	(49)
Other financial instruments	—	—	4	(4)
	$(45)	(27)	(239)	92

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three months ended September 30, 2019, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized gains on the indemnification obligation, described in note 5 of the accompanying condensed consolidated financial statements, and a decrease in realized gains on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, partially offset by a decrease in unrealized losses on the exchangeable debentures. The increase in realized and unrealized losses for the nine months ended September 30, 2019, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized losses on exchangeable debt, a decrease due to the contribution of our equity interest in Charter to GCI Liberty in the GCI Liberty Split-Off, and a decrease in realized gains on the investment in ILG due to the purchase of

ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, partially offset by an increase in unrealized gains on the indemnification asset with GCI Liberty.

Other, net. Other, net expense increased $2 million and $36 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in the prior year. The activity captured in other, net is primarily attributable to extinguishment of debt in the prior year, interest and dividend income and the impact of the tax sharing arrangement with GCI Liberty.

Income taxes. We had income tax benefit of $150 million and expense of $3 million for the three months ended September 30, 2019 and 2018, respectively, and tax benefit of $188 million and tax expense of $85 million for the nine months ended September 30, 2019 and 2018, respectively. Income tax benefit was lower than the U.S. statutory tax rate of 21% during the three months ended September 30, 2019 due to a goodwill impairment that is not deductible for tax purposes, partially offset by tax benefits from tax credits generated by our alternative energy investments.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended September 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by an increase in the valuation allowance against certain deferred tax assets. Income tax benefit was higher than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2019 due to tax benefits from tax credits generated by our alternative energy investments and tax benefits from losses generated in 2019 and eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%, partially offset by a goodwill impairment that is not deductible for tax purposes and an increase in the valuation allowance recorded against foreign tax credits and certain foreign tax losses. Income tax expense was lower than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2018 due to tax benefits from tax credits generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter, partially offset by an increase in the valuation allowance against certain deferred tax assets.

Net earnings. We had net losses of $755 million and net earnings of $82 million for the three months ended September 30, 2019 and 2018, respectively, and net losses of $559 million and net earnings of $677 million for the nine months ended September 30, 2019 and 2018, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, interest receipts, proceeds from asset sales, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Fourth Amended and Restated Credit Facility”)), as discussed in note 7 of the accompanying condensed consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of the document governing such indebtedness which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018) of less than 3.5 must be maintained.

During the three months ended September 30, 2019 there have been no changes to our corporate or subsidiary debt credit ratings.

As of September 30, 2019, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents
amounts in millions
QVC	$551
Zulily	20
Corporate and other	34
Total Qurate Retail	$605

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $1.9 billion under the Fourth Amended and Restated Credit Facility at September 30, 2019, including the remaining portion of the $400 million tranche that Zulily may utilize. As of September 30, 2019, the Company had approximately $218 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 73% of QVC’s foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2019	2018
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$910	996
Net cash provided (used) by investing activities	$(486)	(84)
Net cash provided (used) by financing activities	$(468)	(1,283)

During the nine months ended September 30, 2019, Qurate Retail's primary uses of cash were the repurchases of Series A Qurate Retail common stock of $392 million, capital expenditures of $249 million and payments for television distribution rights at QVC of $128 million which are included in the Other investing activities, net line item in the accompanying condensed consolidated statement of cash flows.

The projected uses of Qurate Retail cash for the remainder of 2019 are the continued capital improvement spending of approximately $115 million, the repayment of certain debt obligations (including approximately $45 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2, HSN and HSN2. During the nine months ended September 30, 2019, QVC transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $34 million and $23 million, respectively.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Net revenue	$2,504	2,569	7,519	7,727
Cost of sales	(1,615)	(1,637)	(4,803)	(4,882)
Operating	(181)	(208)	(537)	(630)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(256)	(260)	(773)	(774)
Adjusted OIBDA	452	464	1,406	1,441
Stock-based compensation	(10)	(10)	(30)	(34)
Depreciation and amortization	(112)	(108)	(354)	(306)
Transaction related costs	—	(41)	(1)	(50)
Operating income	$330	305	1,021	1,051

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
QxH	$1,854	1,929	5,585	5,755
QVC International	650	640	1,934	1,972
Consolidated QVC	$2,504	2,569	7,519	7,727

QVC's consolidated net revenue decreased 2.5% and 2.7% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three month period was primarily due to a 3.9% decrease in units shipped and $9 million in unfavorable foreign exchange rates across all markets, which was partially offset by a 2.8% increase in average selling price (“ASP”).  The decrease in net revenue for the nine month period was primarily due to a 2.6% decrease in units shipped and $70 million in unfavorable foreign exchange rates across all markets, which was partially offset by a 1% increase in ASP driven by the international market and a $23 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.

During the three and nine months ended September 30, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2019			September 30, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(3.9)%	—%	(3.9)%	(3.0)%	—%	(3.0)%
QVC International	1.6%	(1.3)%	2.9%	(1.9)%	(3.5)%	1.6%

The decrease in QxH net revenue for the three months ended September 30, 2019 was primarily due to a 4.3% decrease in units shipped partially offset by a slight increase in ASP and a $10 million decrease in estimated product returns, primarily driven by the decrease in sales volume.  For the three months ended September 30, 2019, QxH experienced shipped sales declines in jewelry, accessories and home, partially offset by growth in apparel and beauty while electronics remained flat. The decrease in QxH net revenue for the nine months ended September 30, 2019 was due to a 2.6% decrease in units shipped and a slight decline in ASP, which was partially offset by a $33 million decrease in estimated product returns, primarily driven by the decrease in sales volume. For the nine months ended September 30, 2019, QxH experienced shipped sales decline in all categories except electronics.

QVC International net revenue growth in constant currency for the three months ended September 30, 2019 was primarily due to an 8.4% increase in ASP, driven by ASP increases all markets, which was partially offset by a 2.9% decrease in units shipped driven by all markets except Japan, and a $10 million increase in estimated product returns.  For the three months ended September 30, 2019, QVC International experienced shipped sales growth in constant currency in all categories except electronics.  QVC International net revenue growth in constant currency for the nine months ended September 30, 2019 was primarily due to a 5.3% increase in ASP, driven by ASP increases in Japan, Germany, Italy and the U.K., which was partially offset by a 2.5% decrease in units shipped driven by Germany, Italy and the U.K. and a $10 million increase in estimated product returns. The increase in estimated product returns during both periods was primarily due to increased sales volume. For the nine months ended September 30, 2019, QVC International experienced shipped sales growth in constant currency in all categories except electronics and accessories.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U.  In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the E.U. with any agreement as to the terms of its withdrawal, it is possible that new terms may adversely affect QVC’s operations and financial results in a number of ways, not all of which are currently readily apparent. The U.K. is scheduled to withdraw from the E.U. no later than January 31, 2020. Notably, in October 2019, the E.U. and the U.K. announced an agreement in principle on the withdrawal of the U.K. from the E.U. This agreement still remains subject to the successful ratification of the parties’ respective legislative bodies. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit.

QVC's cost of sales as a percentage of net revenue was 64.5% and 63.9% for the three and nine months ended September 30, 2019, respectively, compared to 63.7% and 63.2% for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, cost of sales as a percentage of revenue increased primarily due to an increase in product fulfillment costs at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $27 million or 13% and $93 million or 15% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. For the three months ended September 30, 2019, operating expenses decreased primarily due to a $20 million decrease in commissions at QxH and a $3 million decrease in personnel costs at QxH. For the nine months ended September 30, 2019, operating expenses decreased primarily due to a $74 million decrease in commissions at QxH, a $10 million decrease in personnel costs at QxH and a $4 million decrease due to favorable exchange rates. The decrease in commissions for both comparable periods is primarily due to new longer term television distribution rights agreements entered into at HSN, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $4 million and $1 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.1% to 10.2% and from 10.0% to 10.3% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2019, the decrease was primarily due to an $11 million decrease in personnel costs primarily at QxH, France and the U.K., partially offset by increases in Japan and Germany, and a $2 million decrease due to favorable exchange rates.  The decreases were partially offset by a $3 million increase in outside services primarily in QxH, offset by decreases in Germany and the U.K., a $3 million increase in online marketing expenses in QxH, a $2 million increase in software expenses in QxH and a $1 million increase in bad debt expense due to increased Easy Pay usage and the number of installments taken at QxH offset by a decrease in Japan. For the nine months ended September 30, 2019, the decrease was primarily due to a $24 million decrease in personnel costs primarily in QxH, France and the U.K. offset by increases in Japan and Germany, and an $11 million decrease due to favorable exchange rates.  The decreases were partially offset by a $12 million increase in outside services, primarily at QxH and Japan, partially offset by a decrease in Germany, an $11 million increase in bad debt expense and an $8 million increase in online marketing expenses primarily in QxH. The increase in bad debt expense for the nine months ended September 30, 2019 is primarily due to increased Easy Pay usage and the number of installments taken at QxH, and to a lesser extent, Germany.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $30 million of stock-based compensation expense for the three and nine months ended September 30, 2019, respectively, and recorded $10 million and $34 million of stock-based compensation expense for the three and nine months ended September 30, 2018, respectively. The decrease in stock compensation expense for the nine months ended September 30, 2019 is primarily due to forfeitures of non-vested options from terminated individuals.

Depreciation and amortization consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Affiliate agreements	$1	1	3	3
Customer relationships	13	13	37	37
Other technology	3	3	11	11
Acquisition related amortization	17	17	51	51
Property and equipment	43	43	143	130
Software amortization	20	25	64	71
Channel placement amortization and related expenses	32	23	96	54
Total depreciation and amortization	$112	108	354	306

For the three and nine months ended September 30, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN.  For the nine months ended September 30, 2019, property, plant and equipment depreciation increased due to the disposition of assets in France in the second quarter of 2019.

Transaction related costs were zero and $1 million for the three and nine months ended September 30, 2019, respectively, and $41 million and $50 million for the three and nine months ended September 30, 2018, respectively. The costs in the prior year related to the Company’s acquisition of HSN on December 29, 2017 and related follow on restructuring activities.

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

Zulily's stand-alone operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Net revenue	$359	432	1,119	1,266
Costs of sales	(267)	(319)	(832)	(928)
Operating expenses	(10)	(12)	(31)	(35)
SG&A expenses (excluding stock-based compensation)	(74)	(83)	(224)	(229)
Adjusted OIBDA	8	18	32	74
Stock-based compensation	(4)	(5)	(12)	(13)
Depreciation and amortization	(26)	(51)	(78)	(154)
Impairment of intangible assets	(1,020)	—	(1,020)	—
Operating income (loss)	$(1,042)	(38)	(1,078)	(93)

Zulily's consolidated net revenue decreased 16.9% and 11.6% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three and nine months ended September 30, 2019 was primarily attributed to decreases of 15.7% and 8.5%, respectively, in total units shipped driven by a decrease in new customers and lower purchasing frequency from existing customers compared to the corresponding periods in the prior year, and decreases of 1.0% and 2.8%, respectively, in ASP due to a change in customer behavior towards lower price points.

Zulily's cost of sales as a percentage of net revenue was 74.4% and 73.8% for the three months ended September 30, 2019 and 2018, respectively, and 74.4% and 73.3% for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019, the increase was primarily due to an increase in freight costs and lower ASP.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and nine months ended September 30, 2019, operating expenses decreased compared to the corresponding period in the prior year, driven by lower sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended September 30, 2019, as a percentage of net revenue, these expenses increased from 19.2% to 20.6%, and for the nine months ended September 30, 2019, as a percentage of net revenue, these expenses increased from 18.1% to 20.0%.  The increase is primarily attributable to an increase in wages and benefits and deleverage on the decline in sales.

Zulily’s total depreciation and amortization of intangible assets expense decreased for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year. The decrease is primarily attributable to certain of Zulily’s assets recognized in purchase accounting becoming fully amortized during 2018.

For discussion of the impairment of intangible assets, see note 6 of the accompanying condensed consolidated financial statements.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QxH and QVC International	$1,240	3.4%	$3,750	4.8%
Zulily	$162	3.4%	$—	—%
Corporate and other	$—	—%	$2,290	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the nine months ended September 30, 2019 would have been impacted by approximately $3 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2018 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In March 2018, the board authorized the repurchase of $693 million of Series A QVC Group common stock. In May 2019, the board authorized the repurchase of an additional $500 million of Series A or Series B Qurate Retail common stock. The previous authorization with respect to QVC Group common stock remained effective and applied to Qurate Retail common stock.

A summary of the repurchase activity for the three months ended September 30, 2019 is as follows:

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2019	5,235,698	$12.81	5,235,698	$526	million
August 1 - 31, 2019	2,164,700	$13.33	2,164,700	$497	million
September 1 - 30, 2019	—	$—	—	$497	million
Total	7,400,398	$12.96	7,400,398

During the three months ended September 30, 2019, no shares of Series A Qurate Retail common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

II-1

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: November 12, 2019	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: November 12, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President, Controller and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3